Form 10-K
period 2014-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2015-02-27
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended	December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	0-26850

FIRST DEFIANCE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (419) 782-5015

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market
(Title of Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐

No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2014 was approximately $262.5 million.

As of February 20, 2015, there were issued and outstanding 9,222,676 shares of the Registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2015 Annual Shareholders’ Meeting.

First Defiance Financial Corp.

Annual Report on Form 10-K

PART I

Item 1. Business

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (collectively, “the Subsidiaries”), focuses on traditional banking and property and casualty, life and group health insurance products. First Federal’s banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. First Insurance’s activities consist primarily of selling property and casualty, life and group health insurance products. First Defiance Risk Management is a wholly owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

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

At December 31, 2014, the Company had consolidated assets of $2.18 billion, consolidated deposits of $1.76 billion, and consolidated stockholders’ equity of $279.5 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

On February 18, 2014, the Company announced the signing of a definitive agreement to acquire First Community Bank (FCB”). On April 21, 2014, First Federal and FCB jointly announced the termination of the merger agreement. Both companies mutually agreed to terminate the agreement after it became evident that completion of the merger would take significantly longer than originally expected. The Company incurred $786,000 in costs related to the termination in the first quarter of 2014 that is recorded in other non-interest expense.

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

The Subsidiaries

The Company’s core business operations are conducted through the Subsidiaries:

First Federal Bank of the Midwest: First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through 26 full service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood counties in northwest Ohio, two full service banking center offices in Allen County in northeast Indiana, five full service banking center offices in Lenawee County in southeast Michigan and one commercial loan production office in Hilliard, Ohio that opened in the first half of 2014.

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

First Insurance Group of the Midwest: First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business through offices located in the Defiance, Maumee, Oregon, Bryan and Bowling Green, Ohio areas. First Insurance offers property and casualty insurance, life insurance and group health insurance.

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

Business Strategy

First Defiance’s primary objective is to be a high-performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Better Together” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner- occupied commercial real estate and commercial business lending with a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral where possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s Customer First philosophy and culture complements this need of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs and has implemented a new program in 2014 targeting the small business customer. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

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

Deposit Growth - First Federal’s focus has been to grow core deposits with an emphasis on total relationship banking with both our retail and commercial customers. First Federal has initiated a pricing strategy that considers the whole relationship of the customer. First Federal will continue to focus on increasing its market share in the communities it serves by providing quality products with extraordinary customer service, business development strategies and branch expansion. First Federal will look to grow its footprint in areas believed to further complement its overall market share and complement its strategy of being a high-performing community bank.

Asset Quality - Maintaining a strong credit culture is of the utmost importance to First Federal. First Federal has maintained a strong credit approval and review process that has allowed the Company to maintain a credit quality standard that balances the return with the risks of industry concentrations and loan types. First Federal is primarily a collateral lender with an emphasis on cash flow performance, while obtaining additional support from personal guarantees and secondary sources of repayment. First Federal has directed its attention to loan types and markets that it knows well and in which it has historically been successful. First Federal strives to have loan relationships that are well diversified in both size and industry, and monitor the overall trends in the portfolio to maintain its industry and loan type concentration targets. First Federal maintains a problem loan remediation process that focuses on detection and resolution. First Federal maintains a strong process of internal control that subjects the loan portfolio to periodic internal reviews as well as independent third-party loan review.

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired institutions in the past. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well, and has been competing in for a long period of time as well as surrounding market areas.

Securities

First Defiance’s securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer of First Federal, Chief Executive Officer of First Federal, and the Chief Administration Office of First Federal can each approve transactions up to $3.0 million. Two of the three officers are required to approve transactions between $3.0 million and $5.0 million. All transactions in excess of $5.0 million must be approved by the Board of Directors.

First Defiance’s investment portfolio includes 58 collateralized mortgage obligation (“CMO”) issues totaling $81.1 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2014.

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

The carrying value of securities at December 31, 2014 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Rate	Years	Rate	Years	Rate	Years	Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$8,970	3.34%	$24,446	3.25%	$14,242	3.16%	$7,396	3.07%	$55,054	3.22%
CMOs	15,243	3.19	40,198	2.94	20,854	2.74	3,557	2.75	79,852	2.93
U.S. government and federal agency obligations	-	-	1,000	1.50	-	-	-	-	1,000	1.50
Obligations of states and political subdivisions (1)	15	5.13	6,945	2.87	35,648	3.74	41,279	3.76	83,887	3.68
Corporate bonds	1,988	0.70	1,925	0.53	3,000	1.15	-	-	6,913	0.85
Total	$26,216		$74,514		$73,744		$52,232		$226,706
Unamortized premiums/ (discounts)									5,704
Unrealized gain on securities available for sale									7,224
Total									$239,634

(1)	Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2014	2013	2012
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$980	$4,921	$11,069
U.S. treasury bonds	-	-	1,002
Obligations of state and political subdivisions	88,532	80,220	82,611
CMOs, REMICS and mortgage-backed securities	142,816	101,133	88,927
Trust preferred stock and preferred stock	1	2,954	1,608
Corporate bonds	6,992	8,942	8,884
Total	$239,321	$198,170	$194,101

Held-to-maturity securities:
Mortgage-backed securities	$158	$201	$291
Obligations of state and political subdivisions	155	186	217
Total	$313	$387	$508

For additional information regarding First Defiance’s investment portfolio, refer to Note 5 – Investment Securities to the consolidated financial statements.

Interest-Bearing Deposits

The Company had $71.0 million and $143.0 million in overnight investments at the Federal Reserve at December 31, 2014 and 2013, respectively, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $6.5 million and $2.3 million at December 31, 2014 and 2013, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2014, First Federal serviced 14,267 loans totaling $1.35 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to Freddie Mac, Fannie Mae and FHLB. At December 31, 2014, 62.46%, 36.55% and 0.83% of the Company’s sold loans were to Freddie Mac, Fannie Mae and FHLB, respectively.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2014			2013			2012
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in Thousands)

Less than 3.00%	1,807	$194,998	14.48%	1,901	$220,376	16.07%	1,182	$148,144	11.15%
3.00% -3.99%	4,985	544,117	40.41	4,771	544,512	39.71	3,822	454,634	34.22
4.00% -4.99%	3,952	386,949	28.73	3,508	333,469	24.32	3,597	346,528	26.08
5.00% - 5.99%	2,200	147,057	10.92	2,537	177,999	12.98	3,218	243,077	18.29
6.00% - 6.99%	1,086	62,379	4.63	1,316	80,457	5.87	1,746	116,855	8.79
7.00% and over	237	11,138	0.83	286	14,428	1.05	362	19,479	1.47
Total	14,267	$1,346,638	100.00%	14,319	$1,371,241	100.00%	13,927	$1,328,717	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	December 31
	2014				2013				2012
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)

1–5 years	810	5.67%	$15,932	1.18%	846	5.91%	$19,593	1.43%	507	3.64%	$10,537	0.79%
6–10 years	1,204	8.44	64,979	4.83	1,009	7.05	52,404	3.82	4,030	28.94	395,066	29.73
11–15 years	4,082	28.61	385,409	28.62	4,340	30.31	420,362	30.66	1,391	9.99	134,916	10.16
16–20 years	1,720	12.06	155,783	11.57	1,704	11.90	158,467	11.56	1,846	13.25	163,929	12.34
21–25 years	1,575	11.04	143,062	10.62	1,218	8.51	102,844	7.50	1,370	9.84	60,618	4.56
More than 25 years	4,876	34.18	581,473	43.18	5,202	36.32	617,571	45.03	4,783	34.34	563,651	42.42
Total	14,267	100.00%	$1,346,638	100.00%	14,319	100.00%	$1,371,241	100.00%	13,927	100.00%	$1,328,717	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2014, First Federal’s limit on loans-to-one borrower was $39.4 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $25.9 million, $23.0 million, $21.8 million, $21.6 million and $21.0 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2014.

Loan Portfolio Composition – The net increase or (decrease) in net loans receivable over the prior year was $66.5 million, $57.0 million and $44.7 million at December 31, 2014, 2013, and 2012, respectively. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $494.6 million at December 31, 2014, which represents 29.3% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Single family residential	$206,437	12.2%	$195,752	12.2%	$200,826	13.0%	$203,401	13.6%	$205,938	13.5%
Five or more family residential	156,530	9.3	148,952	9.2	122,275	7.9	126,246	8.4	120,534	7.9
Nonresidential real estate	683,958	40.6	670,666	41.6	675,110	43.7	649,746	43.3	646,478	42.2
Construction	112,385	6.7	86,058	5.3	37,788	2.5	31,552	2.1	30,340	2.0
Total real estate loans	1,159,310	68.8	1,101,428	68.3	1,035,999	67.1	1,010,945	67.4	1,003,290	65.6

Other:
Consumer finance	15,466	0.9	16,902	1.0	15,936	1.0	18,887	1.3	22,848	1.5
Commercial	399,730	23.7	388,236	24.1	383,817	24.9	349,053	23.2	369,959	24.2
Home equity and improvement	111,813	6.6	106,930	6.6	108,718	7.0	122,143	8.1	133,593	8.7
Total non-real estate loans	527,009	31.2	512,068	31.7	508,471	32.9	490,083	32.6	526,400	34.4
Total loans	1,686,319	100.0%	1,613,496	100.0%	1,544,470	100.0%	1,501,028	100.0%	1,529,690	100.0%
Less:
Loans in process	38,653		32,290		18,478		13,243		9,267
Deferred loan origination fees	880		758		735		709		920
Allowance for loan losses	24,766		24,950		26,711		33,254		41,080
Net loans	$1,622,020		$1,555,498		$1,498,546		$1,453,822		$1,478,423

In addition to the loans reported above, First Defiance had $4.5 million, $9.1 million, $22.1 million, $13.8 million, and $18.1 million in loans classified as held for sale at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2014 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Years After December 31, 2014
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$272,347	$131,872	$572,069	$90,963	$27,210	$64,849	$1,159,310
Non-real estate:
Commercial	256,926	56,291	79,447	7,066	-	-	399,730
Home equity and improvement	85,411	8,699	13,680	2,821	521	681	111,813
Consumer finance	6,504	4,039	4,790	121	12	-	15,466
Total	$621,188	$200,901	$669,986	$100,971	$27,743	$65,530	$1,686,319

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2014 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)

Real estate	$306,609	$580,354	$886,963
Commercial	120,351	22,453	142,804
Other	34,768	596	35,364
	$461,728	$603,403	$1,065,131

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

Adjustable-rate loans represented 11.9% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2014 compared to 9.2% and 7.1% during 2013 and 2012, respectively.

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

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2014	2013	2012
	(In Thousands)
Loan originations:
Single family residential	$173,301	$326,700	$546,773
Multi-family residential	46,181	50,874	28,521
Non-residential real estate	159,959	113,999	191,742
Construction	66,264	67,530	33,557
Commercial	524,073	435,248	603,415
Home equity and improvement	45,934	41,552	32,684
Consumer finance	10,632	10,043	9,722
Total loans originated	1,026,344	1,045,946	1,446,414
Loans purchased:	16,594	4,545	-
Loan reductions:
Loan pay-offs	219,446	205,254	299,479
Loans sold	176,381	315,812	514,351
Periodic principal repayments	578,873	473,343	580,919
	974,700	994,409	1,394,749
Net increase in total loans and loans held for sale	$68,238	$56,082	$51,665

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2014, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

One to four family residential real estate	$148	0.01%	$1,170	0.07%	$944	0.06%	$2,262	0.14%
Nonresidential and Multi- family residential	678	0.04	1,997	0.12	3,320	0.20	5,995	0.35
Commercial	66	0.00	10	0.00	2,961	0.18	3,037	0.18
Construction	-	0.00	-	0.00	-	0.00	-	0.00
Home Equity and Improvement	1,225	0.07	-	0.00	106	0.01	1,331	0.08
Consumer Finance	68	0.00	56	0.00	-	0.00	124	0.01
Total	$2,185	0.12%	$3,233	0.19%	$7,331	0.45%	$12,749	0.76%

Overall, the level of delinquencies at December 31, 2014 has decreased from the levels at December 31, 2013, when First Defiance reported that 1.16% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 0.45% at December 31, 2014 from 0.73% at December 31, 2013. The level of total loans 60-89 days delinquent increased slightly to 0.19% at December 31, 2014 from 0.14% at December 31, 2013. Overall, the level of loans that were 30 to 59 days past due past due decreased from 0.29% at December 31, 2013 to 0.12% at December 31, 2014. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

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

Loans originated by First Federal having principal balances of $48.9 million, $57.3 million and $71.1 million were considered impaired as of December 31, 2014, 2013 and 2012, respectively. The decrease in impaired loans from 2013 to 2014 is due to a continued concerted effort by management and the lending staff to work specific credits out of the bank or back to performing status. These amounts of impaired loans exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans. There was $1.6 million of interest received and recorded in income during 2014 related to impaired loans. There was $2.1 million and $1.3 million recorded in 2013 and 2012, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2014, 2013 and 2012 was $1.2 million, $1.1 million, and $2.5 million, respectively. The average recorded investment in impaired loans during 2014, 2013 and 2012 (excluding loans accounted for under FASB ASC Topic 310 Subtopic 30) was $50.3 million, $65.4 million and $53.3 million, respectively. The total allowance for loan losses related to these loans was $1.3 million, $1.4 million, and $1.5 million at December 31, 2014, 2013 and 2012, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2014, First Defiance recognized $251,000 of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2014 was $6.2 million.

As of December 31, 2014, First Defiance’s total non-performing loans amounted to $24.1 million or 1.47% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $27.8 million or 1.76% of total loans, at December 31, 2013. Non-performing loans are loans which are more than 90 days past due or on nonaccrual. The nonperforming loan balance includes $20.5 million of loans originated by First Federal also considered impaired or acquired loans accounted for under Topic 310 Subtopic 30.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Nonperforming loans:
One to four family residential real estate	$3,332	$3,273	$3,602	$3,890	$7,232
Nonresidential and multi-family residential real estate	15,174	15,834	23,090	28,150	21,737
Commercial	4,993	8,327	5,661	6,884	11,547
Construction	-	-	-	-	64
Home Equity and Improvement	619	413	217	394	446
Consumer finance	12	-	-	10	14
Total nonperforming loans	24,130	27,847	32,570	39,328	41,040

Real estate owned	6,181	5,859	3,805	3,608	9,591
Other repossessed assets	-	-	-	20	-
Total repossessed assets	6,181	5,859	3,805	3,628	9,591

Total nonperforming assets	$30,311	$33,706	$36,375	$42,956	$50,631

Restructured loans, accruing	$24,686	$27,630	$28,203	$3,380	$6,001

Total nonperforming assets as a percentage of total assets	1.39%	1.58%	1.78%	2.08%	2.49%
Total nonperforming loans as a percentage of total loans*	1.47%	1.76%	2.14%	2.64%	2.70%
Total nonperforming assets as a percentage of total loans plus REO*	1.83%	2.12%	2.38%	2.88%	3.70%
Allowance for loan losses as a percent of total nonperforming assets	81.71%	74.02%	73.43%	77.41%	81.14%

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

The second component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual credits. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. Internal loan review performs a review of 75% of relationships between $1.0 million and $5.0 million (including all new), 25% of new relationships between $250,000 and $1.0 million and all business banking loans. Management also engages a third-party to do an annual review of all commercial loan and commercial real estate loan relationships that exceed $5.0 million of aggregate exposure and all watchlist relationships that exceed $500,000 of aggregate exposure over annually. Both of these loan reviews, among other things, independently assess management’s loan grades.

Loans charged-off are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static. To the extent that the portfolio grows at a rapid rate or overall quality deteriorates, the provision generally will exceed charge-offs, as in 2009 and 2010. However, in certain circumstances, as in 2011 through 2014, net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off or as overall credit improves. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2014, First Defiance’s allowance for loan losses totaled $24.8 million compared to $25.0 million at December 31, 2013. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Allowance at beginning of year	$24,950	$26,711	$33,254	$41,080	$36,547
Provision for credit losses	1,117	1,824	10,924	12,434	23,177
Charge-offs:
Single family residential real estate	(426)	(643)	(2,515)	(2,753)	(3,092)
Commercial real estate and multi-family	(1,018)	(2,475)	(11,319)	(13,150)	(9,928)
Commercial	(2,982)	(1,230)	(4,047)	(4,398)	(5,118)
Consumer finance	(41)	(94)	(133)	(95)	(124)
Home equity and improvement	(392)	(757)	(1,165)	(1,052)	(1,066)
Total charge-offs	(4,859)	(5,199)	(19,179)	(21,448)	(19,328)
Recoveries	3,558	1,614	1,712	1,188	684
Net charge-offs	(1,301)	(3,585)	(17,467)	(20,260)	(18,644)
Ending allowance	$24,766	$24,950	$26,711	$33,254	$41,080

Allowance for loan losses to total non-performing loans at end of year	102.64%	89.60%	82.01%	84.56%	100.10%
Allowance for loan losses to total loans at end of year*	1.50%	1.58%	1.75%	2.24%	2.70%
Allowance for loan losses to net charge-offs for the year	1,903.61%	695.96%	152.92%	164.14%	220.34%
Net charge-offs for the year to average loans	0.08%	0.23%	1.18%	1.41%	1.21%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses has decreased significantly in 2014 and 2013 from previous years due to improved credit quality of the loan portfolio. Charge-offs trended downward in 2014 and 2013. Management anticipates a stable level of net charge-offs in 2015 compared to 2014 and feels that the level of the allowance for loan losses at December 31, 2014 is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31
	2014		2013		2012		2011		2010
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
Single family residential and construction	$2,715	18.9%	$2,981	17.5%	$3,581	15.5%	$4,158	15.7%	$6,029	15.5%
Nonresidential and Multi-family residential real estate	13,721	49.9	14,508	50.8	14,899	51.6	20,490	51.7	22,355	50.1
Other:
Commercial loans	6,509	23.7	5,678	24.1	6,325	24.9	6,576	23.2	10,871	24.2
Consumer and home equity and improvement loans	1,821	7.5	1,783	7.6	1,906	8.0	2,030	9.4	1,825	10.2
	$24,766	100.0%	$24,950	100.0%	$26,711	100.0%	$33,254	100.0%	$41,080	100.0%

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

To supplement its funding needs, First Defiance also has the ability to utilize the national market for Certificates of Deposit. First Defiance has used these deposits in the past and could in the future if necessary. The total balance of national certificates of deposit was $0 at December 31, 2014 and 2013.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$350,677	-	$308,591	-	$266,913	-
Interest bearing demand deposits	733,637	0.17%	677,903	0.17%	629,568	0.20%
Savings deposits	198,919	0.05	179,041	0.05	164,508	0.07
Time deposits	466,951	0.85	496,360	0.95	558,648	1.21
Totals	$1,750,184	0.30%	$1,661,895	0.36%	$1,619,637	0.50%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts greater than $100,000 at December 31, 2014 (In Thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2015	$21,080
June 30, 2015	18,325
September 30, 2015	17,225
December 31, 2015	14,526
After December 31, 2015	91,799
Total retail certificates of deposit with balances greater than $100,000	$162,955

At December 31, 2014, the Company had total deposits having principal amounts greater than $250,000 of $412.2 million.

The following table details the deposit accrued interest payable as of December 31:

	2014	2013
	(In Thousands)

Interest bearing demand deposits and money market accounts	$15	$14
Certificates of deposit	23	34
	$38	$48

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

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	December 31
	2014	2013	2012
	(Dollars in Thousands)
Long-term:
FHLB advances	$21,544	$22,520	$12,796
Weighted average interest rate	2.38%	2.36%	2.80%

Short-term:
Securities sold under agreement to repurchase	$54,759	$51,919	$51,702
Weighted average interest rate	0.28%	0.31%	0.63%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2014	2013	2012
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$22,520	$22,765	$81,838
Average balance	21,993	16,569	66,121
Weighted average interest rate	2.38%	2.62%	3.67%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2014	2013	2012
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$-	$50,000	$-
Average balance	-	1,164	-
Weighted average interest rate	-	0.09%	-
Securities sold under agreement to repurchase:
Maximum balance	$61,154	$57,182	$57,050
Average balance	54,541	50,877	53,171
Weighted average interest rate	0.29%	0.44%	0.70%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2014, there was $21.5 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2014 and December 31, 2013, no outstanding balances existed under First Defiance’s Cash Management Advance Line of Credit. The total available under this line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2014, other than amounts available on the REPO and Cash Management line, First Federal had additional borrowing capacity with the FHLB of $425.8 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $13.8 million at December 31, 2014 and $19.3 at December 31, 2013. First Federal also acquired $2.0 million in stock of the FHLB of Indianapolis from the 2008 acquisition of the Bank of Lenawee, which had a balance of $10,000 at December 31, 2014 and 2013.

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

Subordinated Debentures - In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.74% and 1.75% as of December 31, 2014 and 2013 respectively.

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on June 15, 2037, but can be redeemed at the Company’s option at any time now.

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 1.62% and 1.63% as of December 31, 2014 and 2013 respectively.

The Trust Preferred Securities issued by Trust Affiliate I are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on December 15, 2035, but can be redeemed by the Company at any time now.

Repurchase of Preferred Shares related to the Capital Purchase Program

In June 2012, the U.S. Treasury sold its preferred shares of the Company through a public offering structured as a modified Dutch auction. The Company issued the preferred shares to the U.S. Treasury in 2008 as part of the Company’s participation in the Capital Purchase Program. The Company bid on its preferred shares in the auction after receiving approval from its regulators. The clearing price per preferred share was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process. The Company also acquired an additional 19,440 preferred shares in the secondary market prior to the end of the second quarter of 2012. The remaining 1,000 outstanding preferred shares were purchased at par value on July 18, 2012. The clearing prices per preferred share purchased in the secondary market were as follows: 1,100 shares at $997.50, 2,500 shares at $1,000.00 and 16,840 shares at $998.75.

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

Employees

First Defiance had 555 employees at December 31, 2014. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it maintains good relationships with its personnel.

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

Regulation

General – First Defiance and First Federal are subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“Federal Reserve”). Because the FDIC insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. In addition, First Federal is subject to regulation and examination by the Consumer Financial Protection Bureau (the “CFPB”) established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). First Defiance and First Federal must file periodic reports with the Federal Reserve and the OCC and examinations are conducted periodically by the Federal Reserve, OCC and the FDIC to determine whether First Defiance and First Federal are in compliance with various regulatory requirements and are operating in a safe and sound manner. First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

First Defiance is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

Regulatory Capital Requirements – The federal banking regulators have adopted risk-based capital guidelines for financial institutions and their holding companies, designed to absorb losses. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Prior to January 1, 2015, the guidelines applicable to First Defiance and First Federal included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital). The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for savings and loan holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other savings and loan holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to financial institutions supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on financial institutions with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including First Defiance and First Federal, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5 percent, (b) a Tier 1 capital ratio of at least 6.0 percent, rather than the former 4.0 percent, (c) a minimum total capital ratio that remains at 8.0 percent, and (d) a minimum leverage ratio of 4 percent.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in from 2015 through 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at .625 percent. The implementation of Basel III is not expected to have a material impact on First Defiance’s or First Federal’s capital ratios.

The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2014, and the amount by which it exceeded the minimum capital requirements in effect at that date. (Dollars in Thousands):

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$250,847	11.89%	$84,397	4.0%	N/A	N/A
First Federal	$238,221	11.31%	$84,278	4.0%	$105,347	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$250,847	13.89%	$72,213	4.0%	N/A	N/A
First Federal	$238,221	13.21%	$72,136	4.0%	$108,204	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$273,441	15.15%	$144,426	8.0%	N/A	N/A
First Federal	$260,791	14.46%	$144,272	8.0%	$180,340	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.11 billion and $2.11 billion for consolidated and First Federal, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.81 billion and $1.80 billion for consolidated and First Federal, respectively.

Prompt Corrective Action - The federal banking agencies have established a system of “prompt corrective action” to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes "critically undercapitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.

Effective January 1, 2015, in order to be "well-capitalized," a financial institution must have a common equity tier 1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2014, First Federal met the ratio requirements in effect at that date to be deemed "well-capitalized." See Note 17 of the Notes to Consolidated Financial Statements which is incorporated herein by reference. Management of the Company believes First Federal also meets the capital requirements to be deemed “well-capitalized” under the new guidelines.

Dividends - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $21.0 million in dividends to First Defiance in 2014 and $3.0 million in 2013. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for 2013 and 2014 plus 2015 net profits. During 2015, First Federal can declare dividends in the amount of $23.1 million from its earnings in 2013 and 2014 and from any of its 2015 net profits to First Defiance. First Insurance paid $1.2 million in dividends to First Defiance in 2014 and $1.5 million in dividends in 2013.

First Defiance’s ability to pay dividends to its shareholders is primarily dependent on the ability of the Subsidiaries to pay dividends to First Defiance. The Federal Reserve expects First Defiance to serve as a source of strength for First Federal and may require First Defiance to retain capital for further investment in First Federal, rather than pay dividends to First Defiance shareholders. Payment of dividends by First Federal may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe or unsound banking practice. These provisions could have the effect of limiting First Defiance's ability to pay dividends on its common shares.

Transactions with Insiders and Affiliates - Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. In addition, all related party transactions must be approved by the Company’s audit committee pursuant to NASDAQ Rule 5630, including loans made by financial institutions in the ordinary course of business. All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve’s (“FRB”) Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with the savings association. First Defiance and First Insurance are affiliates of First Federal.

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

Deposit Insurance - Substantially all of the deposits of First Federal are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, and First Federal is assessed deposit insurance premiums to maintain the Deposit Insurance Fund. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information deemed by the FDIC to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium.

The FDIC issued final rules effective April 2011 that changed the deposit insurance assessment base, as required by the Dodd-Frank Act. As adopted, the final rule changed the deposit insurance assessment base from domestic deposits to average assets less average tangible equity. The final rule also set a target size for the Deposit Insurance Fund at 2% of insured deposits and implements a lower assessment rate schedule when the fund reaches 1.15% and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. The final rule went into effect beginning with the second quarter of 2011. The change to the assessment base and assessment rates, as well as the Deposit Insurance Fund restoration time frame, has lowered First Defiance’s deposit insurance assessment.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally-insured institutions. It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the Deposit Insurance Fund. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of First Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Recent Developments

Impact of Legislation - Over the last several years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, the 2010 Dodd-Frank Act, includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and bank and thrift holding companies, such as First Defiance. The Dodd-Frank Act relaxed rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act also established the CFPB as an independent bureau within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices. The CFPB recently published numerous final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, and mortgage loan originator compensation and more regulations are anticipated. First Defiance cannot predict the content of the final CFPB and other federal agency regulations or the impact they might have on First Defiance’s financial results. The CFPB’s authority over mortgage lending, and its authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase First Defiance’s compliance costs and litigation exposure.

Volcker Rules - On December 10, 2013, the Board of Governors of the Federal Reserve System, the OCC, the FDIC, the Securities and Exchange Commission, and the Commodity Futures Trading Commission (“Regulators”) adopted the final version of the Volcker Rule (“Final Volcker Rule”). The Final Volcker Rule restricts United States banks from making certain kinds of speculative investments that do not benefit their customers. The Final Volcker Rule’s purpose is to put in place, as mandated under Section 619 of the Dodd-Frank Act, regulations to help avoid the financial crisis that occurred during the recent past. The Final Volcker Rule is intended to effectively reduce risks posed to banking entities by proprietary trading activities and investments in or relationships with covered funds while permitting banking entities to continue to provide client-oriented financial services that are critical to capital generation and liquid markets.

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

Economic and financial market conditions may adversely affect First Defiance’s operations and financial condition.

In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. Furthermore, there are continuing concerns related to the level of United States government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, ongoing federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of United States debt may have a destabilizing effect on financial markets.

First Defiance’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services First Defiance offers, is highly dependent upon the business environment in the markets where the Company operates, mainly in the State of Ohio and in the Great Lake Region. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and globally. While economic conditions in the State of Ohio, the United States and worldwide have shown signs of improvement, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of the Company’s loans and First Defiance’s results of operations and financial condition.

First Defiance’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2014, First Federal’s portfolio of commercial real estate loans totaled $840.5 million, or approximately 49.8% of total loans. First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

At December 31, 2014, First Federal’s portfolio of commercial loans totaled $399.7 million, or approximately 23.7% of total loans. Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

Changes in interest rates can adversely affect First Defiance’s profitability

First Defiance’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond First Defiance’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest First Defiance receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) First Defiance’s ability to originate loans and obtain deposits, (ii) the fair value of First Defiance’s financial assets and liabilities, and (iii) the average duration of certain assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, First Defiance’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on First Defiance’s results of operations and financial condition.

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

The earnings of financial institutions are affected by the regulations and policies of various regulatory authorities, including the Federal Reserve, the OCC, the FDIC and the CFPB. The Federal Reserve has extensive supervisory authority over the Company, affecting a comprehensive range of matters relating to ownership and control of First Defiance’s shares, First Defiance’s acquisition of other companies and businesses, permissible activities for the Company to engage in, maintenance of adequate capital levels and other aspects of operations. These supervisory and regulatory powers are intended primarily for the protection for First Defiance’s depositors and borrowers and the deposit insurance fund, rather than First Defiance’s shareholders.

Comprehensive revisions to the regulatory capital framework were finalized by the FRB, the OCC, and the FDIC in 2013 and 2014. The revised regulations change what qualifies as regulatory capital, raises minimum requirements and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective.

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

Potential misuse of funds or information by First Defiance’s employees or by third parties could result in damage to First Defiance’s customers for which First Defiance could be held liable, subject First Defiance to regulatory sanctions and otherwise adversely affect First Defiance’s financial condition and results of operations.

First Defiance’s employees handle a significant amount of funds, as well as financial and personal information. Although First Defiance has implemented systems to minimize the risk of fraudulent taking or misuse of funds or information, there can be no assurance that such systems will be adequate or that a taking or misuse of funds or information by employees, by third parties who have authorized access to funds or information, or by third parties who are able to access funds or information without authorization will never occur. First Defiance could be held liable for such an event and could also be subject to regulatory sanctions. First Defiance could also incur the expense of developing additional controls to prevent future such occurrences. Although First Defiance has insurance to cover such potential losses, First Defiance cannot provide assurance that such insurance will be adequate to meet any liability. In addition, any loss of trust or confidence placed in First Defiance by our clients could result in a loss of business, which could adversely affect our financial condition and results of operations.

First Defiance could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, First Defiance’s computer systems.

First Defiance relies heavily on information systems to conduct our business and to process, record, and monitor transactions. Risks to the system result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. First Defiance is also at risk for the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which First Defiance deals.

Potential adverse consequences of attacks on First Defiance’s computer systems or other threats include damage to First Defiance’s reputation, loss of customer business, litigation and increased regulatory scrutiny, which might also result in financial loss and require additional efforts and expense to attempt to prevent such adverse consequences in the future.

If First Defiance forecloses on collateral property and owns the underlying real estate, First Defiance may be subject to the increased costs associated with the ownership of real property, resulting in reduced income.

A significant portion of First Defiance’s loan portfolio is secured by real property. During the ordinary course of business, First Defiance may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, First Defiance may be liable for remediation costs, as well as for personal injury and property damage.

In addition, when First Defiance forecloses on real property, the amount First Defiance realizes after a default is dependent upon factors outside of First Defiance’s control, including, but not limited to, economic conditions, neighborhood real estate values, interest rates, real estate taxes, operating expenses of the mortgaged properties, zoning laws, governmental rules, regulations and fiscal policies, and acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and First Defiance may have to sell the property at a loss. The foregoing expenditures could adversely affect First Defiance’s financial condition and results of operations.

First Defiance’s business strategy includes planned growth. First Defiance’s financial condition and results of operations could be negatively affected if First Defiance fails to grow or fails to manage its growth effectively.

First Defiance’s ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, its ability to integrate acquisitions and manage growth and First Defiance’s ability to raise capital. There can be no assurance that growth opportunities will be available.

First Defiance may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services. Expansions of its business would involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions or expansions into new markets;

•	the potential inaccuracy of estimates and judgments used to evaluate the business and risks with respect to target institutions;

•	the time and costs of hiring local management and opening new offices;

•	the delay between commencing making acquisitions or engaging in new activities and the generation of profits from the expansion;

•	First Defiance’s ability to finance an expansion and the possible dilution to existing shareholders;

•	the diversion of management’s attention to the expansion;

•	management’s lack of familiarity with new market areas;

•	the integration of new products and services and new personnel into First Defiance’s existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and effects on First Defiance’s results of operations; and

•	the risk of loss of key employees and customers.

Failure to manage First Defiance’s growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations and could adversely affect First Defiance’s ability to successfully implement its business strategy.

First Defiance’s ability to pay dividends is subject to regulatory limitations which, to the extent First Defiance requires such dividends in the future, may affect its ability to pay dividends or repurchase its stock.

As a savings and loan holding company, First Defiance is a separate legal entity from First Federal and does not have significant operations of its own. Dividends from First Federal provide a significant source of capital for First Defiance. The availability of dividends from First Federal is limited by various statutes and regulations. The federal banking regulators require that insured financial institutions and their holding companies should generally only pay dividends out of current operating earnings. It is possible, depending upon the financial condition of First Federal and other factors, that the OCC, as First Federal’s primary regulator, could assert that the payment of dividends or other payments by First Federal are an unsafe or unsound practice. In the event First Federal is unable to pay dividends to First Defiance, First Defiance may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from First Defiance could adversely affect First Defiance’s business, financial condition, results of operations or prospects.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2014, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirty-two other full-service banking centers in northwest Ohio, northeast Indiana and southeast Michigan and a loan production office in Columbus, Ohio. First Insurance conducted its business from leased office space at 511 Fifth Street, Defiance, Ohio; 209 West Poe Road, Bowling Green, Ohio; 926 East High Street, Bryan, Ohio; 1755 Indian Wood Circle, Maumee, Ohio and 4350 Navarre Ave, Oregon, Ohio.

In February 2014, First Federal opened its loan production office at 4501 Cemetery Road, Hilliard, Ohio. This office is owned.

In August 2014, First Federal opened its branch at 9909 Illinois Road, Fort Wayne, Indiana. This building is owned by First Federal.

In December 2014, First Insurance moved from 419 Fifth Street to 511 Fifth Street, Defiance, Ohio. This office is leased.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the offices and other properties of the Company at December 31, 2014. See Note 9 to the Consolidated Financial Statements.

	Leased/	Net Book Value
Description/address	Owned	of Property	Deposits
		(In Thousands)
Main Office, First Federal
601 Clinton St., Defiance, OH	Owned	$4,268	$226,546
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	5,143	N/A
Mobile Banking
1011 W. Beecher St., Adrian, MI	Owned	183	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH	Owned	611	135,309
211 S. Fulton St., Wauseon, OH	Owned	406	55,435
625 Scott St., Napoleon, OH	Owned	951	76,717
1050 East Main St., Montpelier, OH	Owned	250	37,968
926 East High St., Bryan, OH	Owned	86	-
1800 Scott St., Napoleon, OH	Owned	1,221	30,435
1177 N. Clinton St., Defiance, OH	Owned, Land Lease	827	38,795
905 N. Williams St., Paulding, OH	Owned	708	62,084
201 E. High St., Hicksville, OH	Owned	327	32,044
3900 N. Main St., Findlay, OH	Owned	896	46,753
11694 N. Countyline St., Fostoria, OH	Owned	613	42,589
1226 W. Wooster, Bowling Green, OH	Owned	945	97,300
301 S. Main St., Findlay, OH	Owned	902	57,550
405 E. Main St., Ottawa, OH	Owned	309	84,736
124 E. Main St., McComb, OH	Owned	177	22,687
7591 Patriot Dr., Findlay, OH	Owned	1,086	35,754
417 W Dussell Dr., Maumee, OH	Owned, Land Lease	789	52,475
230 E. Second St., Delphos, OH	Owned	947	95,204
105 S. Greenlawn Ave., Elida, OH	Owned	307	40,048
2600 Allentown Rd., Lima, OH	Owned	1,007	43,508
22020 W. State Rt. 51, Genoa, OH	Owned	798	30,562
3426 Navarre Ave., Oregon, OH	Owned	877	32,509
1077 Louisiana Ave., Perrysburg, OH	Owned	1,040	34,576
2565 Shawnee Rd., Lima, OH	Owned	1,355	63,235
1595 Dupont Rd., Fort Wayne, IN	Leased	12	23,788
135 South Main St., Glandorf, OH	Leased	-	15,837
300 N. Main St., Adrian, MI	Owned	673	71,326
1701 W. Maumee St., Adrian, MI	Owned	157	42,955
211 W. Main St., Morenci, MI	Owned	153	32,686
539 S. Meridian, Hudson, MI	Owned	535	43,013
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,443	48,291
1200 North Main St., Bowling Green OH	Owned	1,616	5,626
9909 Illinois Rd, Fort Wayne, IN	Owned	1,409	2,472
4501 Cemetery Rd, Hilliard, OH	Owned	959	N/A

First Insurance Group
511 Fifth Street, Defiance, OH	Leased	14	N/A
209 West Poe Road, Bowling Green, OH	Leased	6	N/A
926 E. High Street, Bryan, OH	Leased	-	N/A
1755 Indian Wood Circle, Maumee, OH	Leased	-	N/A
4350 Navarre Ave, Oregon, OH	Leased	-	N/A
		$34,006	$1,760,813

Item 3. Legal Proceedings

First Defiance is involved in routine legal proceedings that are incidental to and occur in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The NASDAQ Global Select Market under the symbol “FDEF.” As of February 20, 2015, the Company had approximately 1,939 shareholders of record.

The table below shows the reported high and low sales prices of the common shares and cash dividends declared per common share during the periods indicated in 2014 and 2013.

	Year Ending
	December 31, 2014			December 31, 2013
	High	Low	Dividend	High	Low	Dividend

Quarter ended:
March 31	$28.23	$24.24	$0.15	$23.75	$18.42	$0.10
June 30	29.00	26.50	0.15	23.75	20.80	0.10
September 30	29.00	26.99	0.15	28.46	22.49	0.10
December 31	35.70	26.95	0.175	27.25	23.31	0.10

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common shares and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2009, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
First Defiance Financial Corp.	100.00	105.40	129.68	172.62	237.53	318.48
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73
SNL Midwest Thrift	100.00	81.06	71.50	92.45	114.00	130.30

The following table provides information regarding First Defiance’s purchases of its common shares during the fourth quarter period ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2014	35,836	$27.98	35,836	451,910
November 1 – November 30, 2014	47,649	30.16	47,649	404,261
December 1 – December 31, 2014	70,363	31.36	70,363	333,898
Total	153,848	$30.20	153,848	333,898

(1)	The reported shares were repurchased pursuant to First Defiance’s publicly announced stock repurchase programs, which became effective September 30, 2013 and October 20, 2014. Up to 489,000 and 469,000 shares, respectively, were authorized to be purchased under the programs. There is no expiration date for the October 20, 2014 program. During the fourth quarter 2014, the Company completed all 489,000 share purchases that were authorized under its previously announced repurchased program in the Company’s Form 8-K filed on September 30, 2013.

(2)	The number of shares shown represents, as of the end of each period, the maximum number of shares of common stock that may yet be purchased under publicly announced stock repurchase programs. The shares may be purchased, from time to time, depending on market conditions.

The information set forth under the caption “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans” of this Form 10-K is incorporated herein by reference.

Item 6.     Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2014. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in Thousands, Except Per Share Data
Financial Condition:
Total assets	$2,178,952	$2,137,148	$2,046,948	$2,068,190	$2,035,517
Investment securities	239,634	198,557	194,609	233,580	166,091
Loans receivable, net	1,622,020	1,555,498	1,498,546	1,453,822	1,478,423
Allowance for loan losses	24,766	24,950	26,711	33,254	41,080
Nonperforming assets (1)	30,311	33,706	36,375	42,956	50,631
Deposits and borrowers’ escrow balances	1,763,122	1,737,311	1,668,945	1,597,643	1,576,356
FHLB advances	21,544	22,520	12,796	81,841	116,885
Stockholders’ equity	279,505	272,147	258,128	278,127	240,331
Share Information:
Basic earnings per share	2.55	2.28	1.86	1.44	0.75
Diluted earnings per share	2.44	2.19	1.81	1.42	0.75
Book value per common share	30.17	27.91	26.44	24.74	25.00
Tangible book value per common share	23.25	21.22	19.63	17.78	17.16
Cash dividends per common share	0.63	0.40	0.20	0.05	-
Dividend payout ratio	25.00%	17.45%	10.75%	3.47%	NM
Weighted average diluted shares outstanding	9,975	10,171	9,998	9,540	8,153
Shares outstanding end of period	9,235	9,720	9,729	9,726	8,118
Operations:
Interest income	$76,248	$74,781	$80,943	$87,067	$95,865
Interest expense	6,559	7,170	11,937	17,186	25,702
Net interest income	69,689	67,611	69,006	69,881	70,163
Provision for loan losses	1,117	1,824	10,924	12,434	23,177
Non-interest income	31,641	30,778	34,374	27,516	27,590
Non-interest expense	66,758	65,052	65,780	62,764	63,463
Income before tax	33,455	31,513	26,676	22,199	11,113
Federal income tax	9,163	9,278	8,012	6,665	3,005
Net Income	24,292	22,235	18,664	15,534	8,108
Performance Ratios:
Return on average assets	1.12%	1.08%	0.90%	0.75%	0.39%
Return on average equity	8.78%	8.39%	6.99%	5.89%	3.40%
Interest rate spread (2)	3.57%	3.65%	3.64%	3.69%	3.68%
Net interest margin (2)	3.68%	3.76%	3.81%	3.88%	3.89%
Ratio of operating expense to
average total assets	3.09%	3.16%	3.19%	3.05%	3.09%
Efficiency ratio (3)	65.32%	64.81%	63.93%	63.62%	63.89%
Capital Ratios:
Equity to total assets at end of period	12.83%	12.73%	12.61%	13.45%	11.81%
Tangible common equity to tangible assets
at end of period	10.09%	9.94%	9.64%	8.65%	7.06%
Average equity to average assets	12.79%	12.92%	12.95%	12.82%	11.62%
Asset Quality Ratios:
Nonperforming assets to total assets
at end of period (1)	1.39%	1.58%	1.78%	2.08%	2.49%
Allowance for loan losses to total
loans*	1.50%	1.58%	1.75%	2.24%	2.70%
Net charge-offs to average loans	0.08%	0.23%	1.18%	1.41%	1.21%

(1)	Nonperforming assets consist of non-accrual loans that are contractually past due 90 days or more and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets. Interest income on tax-exempt securities and loans has been adjusted to a tax-equivalent basis using the statutory federal income tax rate of 35%.
(3)	Efficiency ratio represents non-interest expense divided by the sum of tax-equivalent net interest income plus non-interest income, excluding securities gain or losses, net.

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

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 33 full service banking centers in twelve northwest Ohio counties, one northeast Indiana county, and one southeastern Michigan county. First Federal operates one loan production office in one central Ohio county.

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

First Defiance Risk Management is a wholly owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. First Defiance Risk Management was incorporated on December 20, 2012.

Financial Condition

Assets at December 31, 2014 totaled $2.18 billion compared to $2.14 billion at December 31, 2013, an increase of $41.8 million or 2.0%. Cash and cash equivalents decreased $66.4 million to $112.9 million at December 31, 2014 from $179.3 million at December 31, 2013. The increase in assets was due to an increase in the deposit base, net loans and securities as of December 31, 2014 somewhat offset by a decrease in interest-bearing deposits.

Securities

The securities portfolio increased $41.1 million to $239.6 million at December 31, 2014. The 2014 activity in the portfolio included $70.1 million of purchases, $2.9 million of amortization and maturities, $17.9 million of principal pay-downs and $14.9 million of securities being sold. There was a net increase of $5.8 million in market value on available-for-sale securities. For additional information regarding First Defiance’s investment securities see Note 5 to the financial statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $66.3 million to $1.65 billion at December 31, 2014. For more details on the loan balances, see Note 7 – Loans Receivable in the Notes to the Financial Statements.

The majority of First Defiance’s non-residential real estate and commercial loans are to small and mid-sized businesses. The combined commercial, non-residential real estate and multi-family real estate loan portfolios totaled $1.24 billion and $1.21 billion at December 31, 2014 and 2013, respectively, and accounted for approximately 73.6% and 74.9% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $206.4 million at December 31, 2014, compared with $195.8 million at the end of 2013. At the end of 2014, those loans comprised 12.2% of the total loan portfolio, up from 12.1% at December 31, 2013.

Construction loans, which include one-to-four family and commercial real estate properties, increased to $112.4 million at December 31, 2014 compared to $86.1 million at December 31, 2013. These loans accounted for approximately 6.7% and 5.3% of the total loan portfolio at December 31, 2014 and 2013, respectively.

Home equity and home improvement loans increased to $111.8 million at December 31, 2014, from $106.9 million at the end of 2013. At the end of 2014, those loans comprised 6.6% of the total loan portfolio, flat with December 31, 2013.

Consumer finance and mobile home loans were $15.5 million at December 31, 2014, down from $16.9 million at the end of 2013. These loans comprised just 0.9% and 1.1% of the total portfolio at December 31, 2014 and 2013, respectively.

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

All loans over 90 days past due and/or on non-accrual are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90-day delinquency occurs.

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

Loan modifications constitute a troubled debt restructuring (“TDR”) if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered Troubled Debt Restructurings, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a reserve in the allowance for loan and lease losses. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged off. As of December 31, 2014 and December 31, 2013, First Federal Bank had $24.7 million and $27.6 million, respectively, of loans that were still performing and which were classified as TDRs.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the estimated probable incurred credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $5.0 million of aggregate exposure and all watchlist relationships that exceed $500,000 of aggregate exposure over an annual period. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb incurred credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $1.3 million at December 31, 2014. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment regarding the amount of the allowance necessary to absorb loans losses is approximate.

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

For purpose of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent weighted rolling twelve quarters ending December 31, 2014.

The stratification of the loan portfolio resulted in a quantitative general allowance of $7.8 million at December 31, 2014 compared to $11.2 million at December 31, 2013. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, residential and consumer loans.

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

The qualitative analysis at December 31, 2014 indicated a general reserve of $15.7 million compared with $12.3 million at December 31, 2013. Management reviews the overall economic, environmental and risk factors quarterly and determines appropriate adjustments to these sub-factors based on that review.

The economic factors for most loan segments were decreased in 2014 primarily due to the results of two items: the continued strength in the regional and national economy, and continued improvement in unemployment rates in the Northwest Ohio and adjoining market counties in Indiana and Michigan relative to the same period in 2013.

The environmental factors have increased in 2014, reflecting increases in the residential, commercial, construction and commercial real estate during the year primarily due to: the significant growth in balances achieved amidst highly competitive conditions on pricing and terms and the continued growth in our new Business Banking initiative, and balances generated from the expansion into the Columbus market through a new loan production office.

Environmental factors also increased due to changes in lending management and staff. Recent changes to staff include the retirement of First Federal’s President and the departures of the Credit Department Manager and the Senior Lender for the Southern market, all key positions contributing to the credit quality of the bank. Appropriate organizational changes have been implemented to address these personnel changes with the appointment of a new Community Banking President, the promotion of an experienced credit analyst to the manager role and the initiation of a recruiting effort to fill the vacant lender position.

The risk factors for residential, commercial and commercial real estate have increased in 2014, even though the overall levels of non-performing assets reflect a continued improvement from 2013, because these levels remain elevated compared to the Company’s peers. In addition, management has given significant consideration to the changes to the historical loss factors over the course of the year. The three-year rolling average has led to reductions in the quantitative factors that management believes to be outpacing the overall reduction of risk in the loan portfolio. While recent experience in net losses has clearly improved, management has quantified the difference between a three-year loss look back and a four-year loss look back and has concluded that an adjustment to the qualitative factors for the difference is appropriate at this time.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.30% for construction loans to 1.64% for commercial loans.

As a result of the quantitative and qualitative analysis, along with the change in specific reserves, the Company’s provision for loan losses for 2014 was $1.1 million compared to $1.8 million for 2013. The allowance for loan losses was $24.8 million at December 31, 2014 and $25.0 million at December 31, 2013 and represented 1.50% and 1.58% of loans, net of undisbursed loan funds and deferred fees and costs, respectively. That decrease was mainly the result of the lower quantitative factors driven by lower charge offs and improvement in overall credit risk profile as well as the overall higher balance of loans. The pace of the decline in real estate values has slowed and in some markets has stabilized. While some collateral dependent loans no longer have enough collateral value to support the outstanding balance, Management believes it has processes in place to identify and assess market values. Management has expanded its credit monitoring functions even further beyond its traditionally strong focus. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. The provision was offset by charge offs of $4.9 million and recoveries of $3.6 million resulting in a decrease to the overall allowance for loan loss of $184,000. In management’s opinion, the overall allowance for loan losses of $24.8 million as of December 31, 2014 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2014, First Defiance recorded real estate owned write-downs that totaled $251,000. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2014 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $47.3 million at December 31, 2014, compared to $55.6 million at December 31, 2013.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 102.6% at December 31, 2014 compared with 89.6% at December 31, 2013. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2014 are appropriate.

At December 31, 2014, First Defiance had total non-performing assets of $30.3 million, compared to $33.7 million at December 31, 2013. Non-performing assets include loans that are 90 days past due, real estate owned and other assets held for sale.

The decrease in non-performing loans between December 31, 2013 and December 31, 2014 is in commercial loans. The balance of commercial non-performing loans was $3.3 million higher at December 31, 2013 compared to December 31, 2014.

Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent 1.61%, 1.81% and 1.25% of the total loans in those categories respectively at December 31, 2014 compared to 1.67%, 1.93% and 2.14% respectively for the same categories at December 31, 2013. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2014 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

For the twelve months ended and as of December 31, 2014, commercial real estate, which represented 49.84% of total loans, accounted for a net recovery of 126.98% and 62.88% of nonaccrual loans, and commercial loans, which represented 23.70% of total loans, accounted for 195.76% of net charge-offs and 20.69% of nonaccrual loans. For the twelve months ended and as of December 31, 2013, commercial real estate, which represented 50.80% of total loans, accounted for 45.69% of net charge-offs and 56.86% of nonaccrual loans, and commercial loans, which represented 24.06% of total loans, accounted for 26.22% of net charge-offs and 29.90% of nonaccrual loans.

Table 1 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2014		As of December 31, 2014
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$231	17.76%	$3,332	13.81%
Construction	-	0.00%	-	0.00%
Commercial real estate	(1,652)	(126.98)%	15,174	62.88%
Commercial	2,547	195.76%	4,993	20.69%
Consumer finance	(24)	(1.84)%	12	0.05%
Home equity and improvement	199	15.30%	619	2.57%
Total	$1,301	100.00%	$24,130	100.00%

	For the Twelve Months Ended December 31, 2013		As of December 31, 2013
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$361	10.07%	$3,273	11.76%
Construction	-	0.00%	-	0.00%
Commercial real estate	1,638	45.69%	15,834	56.86%
Commercial	940	26.22%	8,327	29.90%
Consumer finance	14	0.39%	-	0.00%
Home equity and improvement	632	17.63%	413	1.48%
Total	$3,585	100.00%	$27,847	100.00%

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at December 31, 2014 and December 31, 2013.

Table 2 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2014		December 31, 2013
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential	$2,494	12.24%	$2,847	12.13%
Construction	221	6.66%	134	5.33%
Commercial real estate	13,721	49.84%	14,508	50.80%
Commercial	6,509	23.70%	5,678	24.06%
Consumer	117	0.92%	148	1.05%
Home equity and improvement	1,704	6.63%	1,635	6.63%
	$24,766	100.00%	$24,950	100.00%

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

As of December 31, 2014, the total contractual receivable for those loans was $413,000 and the recorded value was $186,000.

High Loan-to-Value Mortgage Loans

The majority of First Defiance’s mortgage loans are collateralized by one-to-four-family residential real estate, have loan-to-value ratios of 80% or less, and are made to borrowers in good credit standing. First Federal usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (“PMI”). Management also periodically reviews and monitors the financial viability of its PMI providers.

First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards described above at December 31, 2014 totaled $50.0 million, compared to $43.7 million at December 31, 2013. These loans are generally paying as agreed.

First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill was $61.5 million at December 31, 2014 and 2013. No impairment of goodwill was recorded in 2014 or 2013. Core deposit intangibles and other intangible assets decreased to $2.4 million at December 31, 2014 compared to $3.5 million at December 31, 2013. During 2014, changes to the core deposit intangibles and other intangibles were due to the recognition of $1.1 million of amortization expense.

Deposits

Total deposits at December 31, 2014 were $1.76 billion compared to $1.74 billion at December 31, 2013, an increase of $25.0 million or 1.4%. Non-interest bearing checking accounts grew by $30.6 million, money market and interest bearing checking accounts grew by $11.8 million, and savings grew by $18.6 million while retail certificates of deposit declined by $35.9 million. Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 11 – Deposits.

Borrowings

FHLB advances totaled $21.5 million at December 31, 2014 compared to $22.5 million at December 31, 2013. The balance at the end of 2014 includes $12.0 million of convertible advances with rates ranging from 2.35% to 3.04%. These advances are all callable by the FHLB, at which point they would convert to a three-month LIBOR advance if not paid off. Those advances have final maturity dates ranging from 2015 to 2018. In addition, First Defiance has two fixed-rate advances totaling $9.5 million with rates ranging from 1.78% to 4.10%.

At December 31, 2014, First Defiance also had $54.8 million of securities that were sold with agreements to repurchase, compared to $51.9 million at December 31, 2013.

Capital Resources

Total stockholders’ equity increased $7.4 million to $279.5 million at December 31, 2014. This increase is a result of net income of $24.3 million and an increase in the market value of the available-for-sale security portfolio in the amount of $3.8 million mostly offset by common stock repurchases and $5.9 million in common stock dividends. In 2014, 553,136 shares were repurchased, resulting in a $15.5 million decrease in stockholders’ equity, and 53,200 stock options were exercised resulting in a $921,000 increase in stockholder’s equity. In 2013, 70,966 shares were repurchased, resulting in a $1.8 million decrease in stockholders’ equity, and a total of 35,147 stock options were exercised resulting in a $350,000 increase in stockholders’ equity.

Results of Operations

Summary

First Defiance reported net income of $24.3 million for the year ended December 31, 2014 compared to $22.2 million and $18.7 million for the years ended December 31, 2013 and 2012, respectively. Net income applicable to common shares was $24.3 million in 2014 compared with $22.2 million in 2013 and $18.0 million in 2012. On a diluted per common share basis, First Defiance earned $2.44 in 2014, $2.19 in 2013 and $1.81 in 2012.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $69.7 million for the year ended December 31, 2014 compared to $67.6 million and $69.0 million for the years ended December 31, 2013 and 2012, respectively. The tax-equivalent net interest margin was 3.68%, 3.76% and 3.81% for the years ended December 31, 2014, 2013 and 2012, respectively. The margin was down slightly between 2013 and 2014. Interest-earning asset yields decreased 13 basis points (to 4.01% in 2014 from 4.14% in 2013) and the cost of interest bearing liabilities between the two periods decreased 6 basis points (to 0.43% in 2014 from 0.49% in 2013).

Total interest income increased by $1.4 million or 2.0% to $76.2 million for the year ended December 31, 2014 from $74.8 million for the year ended December 31, 2013. The increase in interest income was due to a volume increase in loans and investment securities in 2014. Interest income from loans increased to $68.7 million for 2014 compared to $68.1 million in 2013, which represents an increase of 0.9%.

During the same period, the average balance of investment securities increased to $223.5 million for 2014 from $191.0 million for the year ended December 31, 2013. Interest income from investment securities increased to $6.6 million in 2014 compared to $5.6 million in 2013, which represents an increase of 17.5%. The overall duration of investments increased to 4.9 years at December 31, 2014 from 4.5 years at December 31, 2013.

Interest expense decreased by $611,000 in 2014 compared to 2013, to $6.6 million from $7.2 million. This decrease was due to a six basis point decline in the average cost of interest-bearing liabilities in 2014. Interest expense related to interest-bearing deposits was $5.3 million in 2014 and $5.9 million in 2013. Expenses on FHLB advances and other interest-bearing funding sources were $528,000 and $161,000 respectively in 2014 and $434,000 and $222,000 respectively in 2013. Interest expense recognized by the Company related to subordinated debentures was $587,000 in 2014 and $601,000 in 2013.

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

Interest expense decreased by $4.8 million in 2013 compared to 2012, to $7.2 million from $11.9 million. This decrease was due to a thirty basis point decline in the average cost of interest-bearing liabilities in 2013. Interest expense related to interest-bearing deposits was $5.9 million in 2013 and $8.2 million in 2012. Expenses on FHLB advances and other interest-bearing funding sources were $434,000 and $222,000 respectively in 2013 and $2.4 million and $373,000 respectively in 2012. Interest expense recognized by the Company related to subordinated debentures was $601,000 in 2013 and $971,000 in 2012.

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2014, 2013 and 2012:

Table 3 – Net Interest Margin

	Year Ended December 31
	(In Thousands)
	2014			2013			2012
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate

Interest-Earning Assets:
Loans receivable	$1,574,753	$68,828	4.37%	$1,528,176	$68,147	4.46%	$1,477,681	$72,724	4.92%
Securities	223,534	8,227	3.79%	191,039	7,158	3.78%	247,442	8,675	3.63%
Interest-earning deposits	134,114	349	0.26%	106,742	282	0.26%	116,562	300	0.26%
FHLB stock	14,677	642	4.37%	19,505	826	4.23%	20,655	899	4.35%
Total interest-earning assets	1,947,078	78,046	4.01%	1,845,462	76,413	4.14%	1,862,340	82,598	4.44%
Non-interest-earning assets	215,390			206,788			201,212

Total Assets	$2,162,468			$2,052,250			$2,063,552

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,399,507	$5,283	0.38%	$1,353,304	$5,913	0.44%	$1,352,724	$8,169	0.60%
FHLB advances	21,995	528	2.40%	17,733	434	2.45%	66,121	2,424	3.67%
Subordinated debentures	36,131	587	1.62%	36,133	601	1.66%	36,169	971	2.68%
Other borrowings	54,524	161	0.30%	50,877	222	0.44%	53,155	373	0.70%
Total interest-bearing liabilities	1,512,157	6,559	0.43%	1,458,047	7,170	0.49%	1,508,169	11,937	0.79%
Non-interest bearing demand deposits	350,677	-		308,591	-		266,913	-
Total including non-interest- bearing demand deposits	1,862,834	6,559	0.35%	1,766,638	7,170	0.41%	1,775,082	11,937	0.67%
Other non-interest liabilities	23,097			20,547			21,276
Total Liabilities	1,885,931			1,787,185			1,796,358
Stockholders’ equity	276,537			265,065			267,194
Total liabilities and stockholders’ equity	$2,162,468			$2,052,250			$2,063,552
Net interest income;interest rate spread (3)		$71,487	3.57%		$69,243	3.65%		$70,661	3.64%

Net interest margin (4)			3.68%			3.76%			3.81%
Average interest-earning assets to average interest-bearing liabilities			128.8%			126.6%			123.5%

(1)	Interest on certain tax exempt loans (amounting to $271,000, $129,000 and $192,000 in 2014, 2013 and 2012 respectively) and tax-exempt securities ($3.1 million, $2.9 million and $2.9 million in 2014, 2013, and 2012) is not taxable for Federal income tax purposes. The average balance of such loans was $7.8 million, $4.2 million and $4.9 million in 2014, 2013, and 2012 while the average balance of such securities was $82.2 million, $76.0 million and $73.7 million in 2014, 2013, and 2012, respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	At December 31, 2014, the yields earned and rates paid were as follows: loans receivable, 4.23%; securities, 3.09%; FHLB stock,4.00%; total interest-earning assets, 4.08%; deposits, 0.28%; FHLB advances, 2.38%; other borrowings, 0.28%, subordinated debentures,1.67%; total including non- interest-bearing liabilities, 0.33%; and interest rate spread, 3.75%.
(3)	Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

Table 4 – Changes in Interest Rates and Volumes

	Year Ended December 31
	(In Thousands)
	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(1,371)	$2,052	$681	$(7,000)	$2,423	$(4,577)
Securities	(129)	1,198	1,069	565	(2,082)	(1,517)
Interest-earning deposits	(4)	71	67	8	(26)	(18)
FHLB stock	26	(210)	(184)	(24)	(49)	(73)
Total interest-earning assets	$(1,478)	$3,111	$1,633	$(6,451)	$266	$(6,185)

Interest-Bearing Liabilities
Deposits	$(828)	$198	$(630)	$(2,260)	$4	$(2,256)
FHLB advances	(9)	103	94	(620)	(1,370)	(1,990)
Subordinated Debentures	(14)	-	(14)	(369)	(1)	(370)
Notes Payable	(76)	15	(61)	(135)	(16)	(151)
Total interest- bearing liabilities	$(927)	$316	$(611)	$(3,384)	$(1,383)	$(4,767)
Increase (decrease) in net interest income			$2,244			$(1,418)

Provision for Loan Losses – First Defiance’s provision for loan losses was $1.1 million for the year ended December 31, 2014 compared to $1.8 million for December 31, 2013 and $10.9 million for December 31, 2012.

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

Noninterest Income – Noninterest income increased by $863,000 or 2.8% in 2014 to $31.6 million from $30.8 million for the year ended December 31, 2013. That followed a decrease of $3.6 million or 10.5% in 2013 from $34.4 million in 2012.

Service fees and other charges increased to $10.3 million for the year ended December 31, 2014 from $10.0 million for 2013 but decreased from $10.8 million for 2012. The increase in noninterest income in 2014 from 2013 is due to new fee structures and product redesigns that were implemented in the third quarter of 2014.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2014 and 2013 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $3.1 million and $3.5 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $16,000 at December 31, 2014 and $22,000 at December 31, 2013.

Noninterest income also includes gains, losses and impairment on investment securities. In 2014, First Defiance realized a $932,000 net gain on securities compared to a $240,000 net loss in 2013 and a $2.1 million net gain in 2012. In 2013 and 2012, First Defiance recognized other-than-temporary impairment (“OTTI”) charges for certain impaired investment securities, where, in management’s opinion, the value of the investment will not be recovered. The total OTTI charges in 2013 were $337,000 and gains on sale or call of securities were $97,000. Management recorded $337,000 of OTTI in 2013 on its investment of two trust preferred collateralized debt obligation (“CDOs”) that were considered disallowed under the Interim Final Volcker Rule announced on January 14, 2014 and which required the Company to liquidate these securities. The Company held eight CDOs at December 31, 2013. Four of those CDOs were written down in full prior to January 1, 2010. The remaining four CDOs had a total amortized cost of $3.4 million at December 31, 2013. Of these four, all were identified as having OTTI. In 2012, the total OTTI charges were $5,000 and gains on sale or call of securities were $2.1 million. There were no OTTI charges in 2014. The Company only holds three CDOs at December 31, 2014 with a zero value.

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

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $5.6 million, $8.4 million and $9.7 million in 2014, 2013 and 2012, respectively. The $2.8 million decrease in 2014 from 2013 is attributable to a $2.4 million decrease in the gain on sale of loans and a $1.1 million negative change in the valuation adjustments on mortgage servicing rights partially offset by a decrease of $697,000 in mortgage servicing rights amortization expense. The negative valuation adjustment is a reflection of the decrease in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. First Defiance originated $153.8 million of residential mortgages for sale into the secondary market in 2014 compared with $291.7 million in 2013. The $1.3 million decrease in 2013 from 2012 is attributable to a $4.9 million decrease in the gain on sale of loans, partially offset by a $2.0 million positive change in the valuation adjustments on mortgage servicing rights and a decrease of $1.5 million in mortgage servicing rights amortization expense. The positive valuation adjustment is a reflection of the increase in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. First Defiance originated $291.7 million of residential mortgages for sale into the secondary market in 2013 compared with $521.5 million in 2012. The balance of the mortgage servicing right valuation allowance stands at $911,000 at the end of 2014. See Note 8 to the financial statements.

Insurance commission income increased $232,000 or 2.4% to $9.9 million in 2014 from $9.6 million in 2013 mainly due to an increase in general production in the property and casualty line of business. Insurance commission income increased $951,000 or 11.0% to $9.6 million in 2013 from $8.7 million in 2012 in large part due to an increase in contingent income of $436,000. Contingent commissions are bonus payments received by First Insurance for effective underwriting.

Income from bank owned life insurance increased $919,000 or 104.1% to $1.8 million in 2014 from $883,000 in 2013 and $924,000 in 2012. The increase is the result of a tax-free benefit from a bank-owned life insurance policy due to a death claim in 2014.

Noninterest Expense – Total noninterest expense for 2014 was $66.8 million compared to $65.1 million for the year ended December 31, 2013 and $65.8 million for the year ended December 31, 2012.

Compensation and benefits increased $1.2 million or 3.6% in 2014 to $35.5 million from $34.3 million in 2013. The increase in compensation and benefits is due to merit increases, higher health insurance costs and an increase in incentive expense as a direct reflection of the improved financial performance of the Company. Financial institutions tax, previously the state franchise tax, decreased $561,000 or 24.2% in 2014 to $1.8 million from $2.3 million in 2013 due to a change in the tax assessment calculation since switching in 2014 to the financial institution tax. Data processing increased $731,000 or 14.3% in 2014 to $5.9 million from $5.1 million in 2013 from the Company’s ongoing projects to enhance product delivery coupled with an increase in electronic transaction volumes. The other noninterest expense category, excluding the financial institution tax, increased $483,000 primarily due to $786,000 in cost associated with the termination of First Federal’s merger agreement with First Community Bank in the first quarter of 2014. This was mostly offset by lower real estate owned expenses in 2014.

Compensation and benefits increased $1.7 million or 5.3% in 2013 to $34.3 million from $32.6 million in 2012. The increase in compensation and benefits is due to merit increases and an increase in incentive expense of $481,000 as a direct reflection of the improved financial performance of the Company as well as increased medical insurance costs. FDIC insurance costs decreased $1.1 million or 40.0% to $1.6 million from $2.7 million in 2012. The FDIC decrease is due to the improvement in the Company’s risk category in 2013. State franchise tax decreased $172,000 or 6.9% in 2013 to $2.3 million from $2.5 million in 2012. Occupancy costs decreased $903,000 or 11.9% in 2013 to $6.7 million from $7.6 million in 2012 due to an increase in deferred rent liabilities in 2012. Data processing increased $465,000 or 10.0% in 2013 to $5.1 million from $4.7 million in 2012 from the Company’s ongoing projects to enhance product offerings and gain efficiencies through the utilization of technology. The other noninterest expense category, excluding the state franchise tax, decreased $778,000 primarily due to a one-time penalty of $2.0 million for the prepayment of $62 million in FHLB advances as part of the Company’s balance sheet restructure in 2012. This was primarily offset by higher real estate owned expenses and an increase in management consulting in 2013.

Income Taxes – Income taxes totaled to $9.2 million in 2014 compared to $9.3 million in 2013 and $8.0 million in 2012. The effective tax rates for those years were 27.4%, 29.4%, and 30.0%, respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes in the Notes to the financial statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income- generating property totaled $494.6 million at December 31, 2014, which represents 29.3% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.12% at December 31, 2014. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $30.1 million, $39.4 million and $31.9 million in 2014, 2013 and 2012, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. In 2014 and 2013, the Company purchased $16.6 million and $4.5 million, respectively, in portfolio residential home loans.

In considering the more typical investing activities, during 2014, $20.4 million and $14.9 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $73.2 million was used by an increase in loans while $70.1 million was used to purchase available-for-sale investment securities. During 2013, $35.1 million and $4.0 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $70.8 million was used by an increase in loans while $49.2 million was used to purchase available-for-sale investment securities. During 2012, $60.1 million and $72.3 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $65.0 million was used by an increase in loans while $91.5 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. For 2014, total deposits increased by $25.8 million. For 2013, total deposits increased by $68.4 million. The amount of deposits acquired from out-of-market sources decreased in 2013 by $2.0 million. For 2012, total deposits increased by $71.3 million. The amount of deposits acquired from out of market sources decreased in 2012 by $8.6 million. In 2014, securities sold under repurchase arrangements increased by $2.8 million. Also in 2014, the Company paid $5.9 million in common stock dividends coupled with paying $15.5 million in common stock repurchases. In 2013, securities sold under repurchase arrangements increased by $217,000 and the Company acquired $10.0 million in FHLB advances and paid $3.9 million in common stock dividends. In 2012, securities sold under repurchase arrangements decreased by $8.7 million and the Company paid off $69.0 million in FHLB advances primarily as a result of the balance sheet restructure and paid $36.4 million as a result of redeeming its preferred stock both decreasing the financing activity. For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2014, First Defiance had the following commitments to fund deposit, advance, borrowing obligations and post-retirement benefits:

Table 5 – Contractual Obligations

	Maturity Dates by Period at December 31, 2014
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Certificates of deposit	$449,859	$189,880	$153,334	$106,538	$107
FHLB fixed advances including interest (1)	22,437	8,948	2,424	11,065	-
Subordinated debentures	36,083	-	-	-	36,083
Securities sold under repurchase agreements	54,759	54,759	-	-	-
Lease obligations	6,899	706	1,204	912	4,077
Post-retirement benefits	1,808	157	333	364	954
Total contractual obligations	$571,845	$254,450	$157,295	$118,879	$41,221

(1) Includes principal payments of $21,544 and interest payments of $893

At December 31, 2014, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 6 - Commitments

	Total	Amount of Commitment Expiration by Period
Commitments	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Fixed commitments to make loans	$37,546	$34,312	$1	$1,269	$1,964
Variable commitments to make loans	69,232	49,646	4,711	10,925	3,950
Fixed unused lines of credit	20,385	12,593	4,378	3,405	9
Variable unused lines of credit	307,449	213,794	23,780	6,237	63,638
Total loan commitments	434,612	310,345	32,870	21,836	69,561

Standby letters of credit	17,886	13,856	3,590	440	-

Total Commitments	$452,498	$324,201	$36,460	$22,276	$69,561

In addition to the above commitments, at December 31, 2014 First Defiance had commitments to sell $11.6 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, and brokered certificates of deposit. At December 31, 2014, First Defiance had $425.8 million in capacity under its agreements with the FHLB.

First Federal is subject to various capital requirements of the OCC. At December 31, 2014, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Defiance and First Federal’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated December 31, 2014 Financial Statements.

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

Goodwill - First Defiance has two reporting units: First Federal and First Insurance. At December 31, 2014, First Defiance had goodwill of $61.5 million, including $51.0 million in First Federal, representing 83% of total goodwill and $10.5 million in First Insurance, representing 17% of total goodwill. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

If for any future period First Defiance determines that there has been impairment in the carrying value of goodwill balances, First Defiance will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

First Defiance has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. First Defiance determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2014 and 2013.

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. At December 31, 2014, the results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, First Defiance’s net interest income would increase by 1.56% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

The majority of First Federal’s lending activities are in non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Federal’s non-residential and multi-family real estate loan portfolio was $840.5 million, which was split between $154.9 million of fixed-rate loans and $685.6 million of adjustable-rate loans, at December 31, 2014. The commercial loan portfolio increased to $399.7 million, which was split between $174.5 million of fixed-rate loans and $225.2 million of adjustable-rate loans, at December 31, 2014. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than seven years. First Federal also has significant balances of home equity and improvement loans ($111.8 million at December 31, 2014) of which $85.3 million fluctuate with changes in the prime lending rate and $26.5 million of home equity and improvement loans have fixed rates. First Federal also has consumer loans ($15.5 million at December 31, 2014) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. This analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. However, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2014 was considered to be remote given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

Table 7 – Economic Value of Equity Analysis

	December 31, 2014
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	475,594	47,730	11.16%	23.65%	391 bp
+ 300 bp	467,028	39,164	9.15%	22.79%	305 bp
+ 200 bp	457,038	29,174	6.82%	21.89%	215 bp
+ 100 bp	446,184	18,320	4.28%	20.95%	121 bp
0 bp	427,864	-	-	19.74%	–
- 100 bp	403,088	(24,776)	(5.79)%	18.33%	(141) bp

	December 31, 2013
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	474,469	41,679	9.63%	23.83%	350 bp
+ 300 bp	467,691	34,901	8.06%	23.10%	277 bp
+ 200 bp	458,844	26,054	6.02%	22.28%	195 bp
+ 100 bp	447,701	14,911	3.45%	21.38%	105 bp
0 bp	432,790	-	-	20.33%	–
- 100 bp	413,917	(18,873)	(4.36)%	19.19%	(114) bp

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2014, First Federal would experience a 6.82% increase in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations. The average duration of its assets at December 31, 2014 was 1.86 years while the average duration of its liabilities was 3.27 years.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of First Defiance Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included below.

Donald P. Hileman	Kevin T. Thompson
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. We also have audited First Defiance Financial Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

Crowe Horwath LLP

South Bend, Indiana

February 27, 2015

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

	December 31
	2014	2013
	(Dollars In Thousands, except share and per share data)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$41,936	$36,318
Federal funds sold	71,000	143,000
	112,936	179,318

Securities available-for-sale, carried at fair value	239,321	198,170
Securities held-to-maturity, carried at amortized cost (fair value $308 and $393 at December 31, 2014 and 2013 respectively)	313	387
	239,634	198,557
Loans held for sale	4,535	9,120
Loans receivable, net of allowance of $24,766 and $24,950 at December 31, 2014 and 2013, respectively	1,622,020	1,555,498
Mortgage servicing rights	9,012	9,106
Accrued interest receivable	6,037	5,778
Federal Home Loan Bank (FHLB) stock	13,802	19,350
Bank owned life insurance	47,013	42,715
Premises and equipment	40,496	38,597
Real estate and other assets held for sale (REO)	6,181	5,859
Goodwill	61,525	61,525
Core deposit and other intangibles	2,395	3,497
Deferred taxes	-	565
Other assets	13,366	7,663
Total assets	$2,178,952	$2,137,148

First Defiance Financial Corp

Consolidated Statements of Financial Condition (continued)

	December 31
	2014	2013
	(Dollars In Thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$379,552	$348,943
Interest-bearing	1,381,261	1,386,849
Total	1,760,813	1,735,792
Advances from the Federal Home Loan Bank	21,544	22,520
Securities sold under agreements to repurchase and other	54,759	51,919
Subordinated debentures	36,083	36,083
Advance payments by borrowers	2,309	1,519
Deferred taxes	1,176	-
Other liabilities	22,763	17,168
Total liabilities	1,899,447	1,865,001

Commitments and Contingent (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,735,313 and 12,735,313 shares issued and 9,234,534 and 9,719,521 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,266	136,403
Accumulated other comprehensive income, net of tax of $2,214 and $294, respectively	4,114	545
Retained earnings	200,600	182,290
Treasury stock, at cost, 3,500,779 and 3,015,792 shares respectively	(62,480)	(48,096)
Total stockholders’ equity	279,505	272,147

Total liabilities and stockholders’ equity	$2,178,952	$2,137,148

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31
	2014	2013	2012
Interest Income
Loans	$68,682	$68,077	$72,621
Investment securities:
Taxable	3,507	2,695	4,241
Tax-exempt	3,068	2,901	2,882
Interest-bearing deposits	349	282	300
FHLB stock dividends	642	826	899
Total interest income	76,248	74,781	80,943

Interest Expense
Deposits	5,283	5,913	8,169
Federal Home Loan Bank advances and other	528	434	2,424
Subordinated debentures	587	601	971
Securities sold under agreement to repurchase	161	222	373
Total interest expense	6,559	7,170	11,937
Net interest income	69,689	67,611	69,006

Provision for loan losses	1,117	1,824	10,924
Net interest income after provision for loan losses	68,572	65,787	58,082

Noninterest Income
Service fees and other charges	10,258	10,045	10,779
Mortgage banking income	5,602	8,443	9,665
Insurance commissions	9,859	9,627	8,676
Gain on sale of non-mortgage loans	181	101	70
Gain (loss) on sale or call of securities	932	97	2,139
Other-than-temporary impairment (OTTI) losses on investment securities
Total gains (impairment losses) on investment securities	-	(337)	(31)
Losses recognized in other comprehensive income	-	-	26
Net impairment loss recognized in earnings	-	(337)	(5)
Trust income	1,240	969	616
Income from bank owned life insurance	1,802	883	924
Other noninterest income	1,767	950	1,510
Total noninterest income	31,641	30,778	34,374

Noninterest Expense
Compensation and benefits	35,543	34,301	32,566
Occupancy	6,683	6,675	7,578
FDIC insurance	1,419	1,616	2,691
Data processing	5,856	5,125	4,660
Other noninterest expense	17,257	17,335	18,285
Total noninterest expense	66,758	65,052	65,780

Income before income taxes	33,455	31,513	26,676
Federal income taxes	9,163	9,278	8,012
Net Income	$24,292	$22,235	$18,664

Dividends Accrued on Preferred Shares	$-	$-	$(900)
Accretion on Preferred Shares	$-	$-	$(359)
Redemption of Preferred Shares	$-	$-	$642
Net Income Applicable to Common Shares	$24,292	$22,235	$18,047
Earnings per common share:
Basic	$2.55	$2.28	$1.86
Diluted	$2.44	$2.19	$1.81
Dividends declared per common share	$0.63	$0.40	$0.20

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31
	2014	2013	2012
	(In Thousands)
Net income	$24,292	$22,235	$18,664
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	6,763	(6,309)	2,360
Reclassification adjustment for (gains) losses realized in income	(932)	(97)	(2,139)
Other-than-temporary impairment losses on AFS securities realized in income	-	337	5
Net unrealized gains (losses)	5,831	(6,069)	226

Income tax effect	(2,040)	2,124	(79)
Net of tax amount	3,791	(3,945)	147

Change in unrealized gain on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	(377)	287	148
Net amortization and deferral	35	46	51
Net gain (loss) activity during the period	(342)	333	199
Income tax effect	120	(117)	(69)
Net of tax amount	(222)	216	130

Total other comprehensive income (loss)	3,569	(3,729)	277
Comprehensive income	$27,861	$18,506	$18,941

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholder’s
	Stock	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2012	$36,641	$127	$878	$135,825	$3,997	$148,010	$(47,351)	$278,127
Net income						18,664		18,664
Other comprehensive income					277			277
Stock option expense				104				104
500 net shares issued under stock option plan, with no income tax benefit						(4)	8	4
Restricted share activity under stock incentive Plans				116			30	146
836 shares issued direct purchases				1			13	14
Preferred stock dividends accrued						(900)		(900)
Accretion on preferred shares	359					(359)		-
16,560 shares purchased in Treasury auction	(16,560)					618		(15,942)
20,440 shares purchased in open market	(20,440)					24		(20,416)
Common stock dividends declared						(1,950)		(1,950)
Balance at December 31, 2012	$-	$127	$878	$136,046	$4,274	$164,103	$(47,300)	$258,128
Net income						22,235		22,235
Other comprehensive loss					(3,729)			(3,729)
Stock option expense				44				44
35,147 net shares issued under stock option plan, with $54 in income tax benefit				(34)		(97)	481	350
Restricted share activity under stock incentive Plans				327		(44)	500	783
2,768 shares issued direct purchases				20			44	64
70,966 shares repurchased							(1,821)	(1,821)
Common stock dividends declared						(3,907)		(3,907)
Balance at December 31, 2013	$-	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147
Net income						24,292		24,292
Other comprehensive income					3,569			3,569
Stock option expense				78				78
52,258 net shares issued under stock option plan, with $103 in income tax benefit				88		(45)	878	921
Restricted share activity under stock incentive Plans including 13,087 shares issued				(334)			212	(122)
2,804 shares issued direct purchases				31			45	76
553,136 shares repurchased							(15,519)	(15,519)
Common stock dividends declared						(5,937)		(5,937)
Balance at December 31, 2014	$-	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2014	2013	2012
Operating Activities
Net income	$24,292	$22,235	$18,664
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,117	1,824	10,924
Provision for depreciation	2,952	3,110	3,416
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	1,020	1,235	1,497
Amortization of mortgage servicing rights	1,401	2,098	3,562
Net (recovery) impairment of mortgage servicing rights	(116)	(1,261)	759
Amortization of intangibles	1,102	1,241	1,413
Gain on sale of loans	(3,517)	(5,817)	(10,669)

Loss on sale or disposals of property, plant and equipment	-	1	179
(Gain) loss on sale or write-down of REO	(73)	883	427
OTTI losses on investment securities	-	337	5
(Gain) loss on sale or call of securities	(932)	(97)	(2,139)
Change in deferred taxes	(179)	1,519	779
Proceeds from sale of loans held for sale	159,305	308,260	520,376
Origination of loans held for sale	(153,753)	(294,941)	(521,464)
Stock option expense	78	44	104
Restricted stock unit expense (credit)	(122)	783	146
Income from bank owned life insurance	(1,802)	(883)	(924)
Change in interest receivable and other assets	(5,962)	1,327	17
Change in accrued interest and other liabilities	5,254	(2,535)	4,838
Net cash provided by operating activities	30,065	39,363	31,910

Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	73	121	152
Proceeds from maturities, calls and paydowns of available-for-sale securities	20,400	35,072	60,057
Proceeds from sale of available-for-sale securities	14,913	4,027	72,262
Proceeds from sale of REO	2,108	2,899	3,444
Proceeds from sale of office properties and equipment	84	-	10
Purchases of available-for-sale securities	(70,149)	(49,230)	(91,513)
Purchases of office properties and equipment	(4,935)	(2,045)	(3,223)
Investment in bank owned life insurance	(3,406)	-	(5,000)
Proceeds from FHLB stock redemption	5,548	1,305	-
Proceeds from bank owned life insurance death benefit	910	-	-
Purchase of portfolio mortgage loans	(16,594)	(4,545)	-
Proceeds from sale of non-mortgage loans	20,592	13,369	4,644
Net increase in loans receivable	(73,206)	(70,845)	(65,005)
Net cash provided by (used) in investing activities	(103,662)	(69,872)	(24,172)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Dollar Amounts in Thousands)

	Years Ended December 31
	2014	2013	2012
Financing Activities
Net increase in deposits	25,810	68,368	71,318
Repayment of Federal Home Loan Bank long-term advances	(976)	(276)	(69,045)
Proceeds from Federal Home Loan Bank long-term advances	-	10,000	-
Cash paid for redemption of preferred stock	-	-	(36,358)
Increase (decrease) in securities sold under repurchase agreements	2,840	217	(8,684)
Cash dividends paid on common stock	(5,937)	(3,907)	(1,950)
Cash dividends paid on preferred stock	-	-	(1,136)
Net cash paid for repurchase of common stock	(15,519)	(1,821)	-
Proceeds from exercise of stock options	921	350	4
Proceeds from treasury stock sales	76	64	14
Net cash (used) provided by financing activities	7,215	72,995	(45,837)

Increase (decrease) in cash and cash equivalents	(66,382)	42,486	(38,099)
Cash and cash equivalents at beginning of period	179,318	136,832	174,931
Cash and cash equivalents at end of period	$112,936	$179,318	$136,832

Supplemental cash flow information:
Interest paid	$6,557	$7,179	$12,251
Income taxes paid	$8,950	$10,500	$4,000
Transfers from loans to other real estate owned and other assets held for sale	$2,357	$5,836	$4,048

Transfer from loans held for sale to loans	$1,178	$3,231	$-

Securities traded but not yet settled	$-	$742	$405

See accompanying notes.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its three wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management, Inc. (“First Defiance Risk Management”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, and group health and life insurance products. First Defiance Risk Management was incorporated on December 20, 2012, as a wholly owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

2. Statement of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income applicable to common shares (net income less dividend requirements for preferred stock, accretion of preferred stock discount and redemption of preferred stock) by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants, restricted stock awards and stock grants. See also Note 4.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income are reported net of tax. See also Notes 5 and 16 and the Statements of Comprehensive Income.

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”). Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $6,456,000 and $1,506,000, respectively, at December 31, 2014 to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

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

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are expected. Securities with unrealized losses are reviewed quarterly to determine if value impairment is other–than-temporary. In performing this review management considers the length of time and extent that fair value has been less than cost, the financial condition of the issuer, the impact of changes in market interest rates on market value and whether the Company intends to sell or it would be more than likely required to sell the securities prior to their anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment (“OTTI”) related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

FHLB Stock

First Federal is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2014, the Company holds $13.8 million at the FHLB of Cincinnati and $10,000 at the FHLB of Indianapolis.

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

During 2014, 2013 and 2012, the Company had realized or accrued losses totaling $298,000, $597,000 and $73,000 pertaining to loans sold to Fannie Mae and Freddie Mac but repurchased due to underwriting issues. Repurchase losses are recognized when the Company determines they are probable and estimable.

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

For 2013 and 2014, management used a three-year look-back period in calculating the historical loss ratio. Management is not certain that the relatively low levels of charge offs incurred in previous quarters are sustainable given low levels of economic growth in certain markets of the Company’s footprint warranting the use of a three-year look-back period. All quarters are given equal weighting in the calculation.

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

Consumer Finance Loans: Consumer finance loans are generally made to borrowers for a specific consumer purchase and are made based on their ability to repay with their current debt to income as well as the underlying collateral value of the item being purchased. Credit scores are part of the decision process of whether or not credit is extended. Minimum standards and underwriting guidelines have been established for all consumer loan types.

1-4 Family Residential Real Estate Loans: 1-4 family residential real estate loans can be categorized two different ways. One part of this portfolio is owner occupied and are made based primarily on the ability of the individual borrower to support the payments as well as the payments of any other debt the borrower may have outstanding at the time the loan is made. The other part of this portfolio is non-owner occupied income producing property and is made primarily based on the cash flow stream from rental income as well as the cash flow support from the borrower’s unrelated cash flow. Both types of loans have a secondary repayment source of the underlying collateral and generally the loans are not extended at higher than an 80% LTV. Minimum standards and underwriting guidelines have been established for all 1-4 family residential real estate loan types.

Construction Loans: The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage.

Home Equity and Improvement Loans: Home Equity and Improvement loans are made to borrowers based on their ability to repay with their current debt to income as well as the underlying collateral value of the real estate taken as security. Minimum standards and underwriting guidelines have been established for all 1-4 family residential real estate loan types.

Consumer finance, 1-4 family residential real estate (including construction) and home equity and improvement loans are subject to adverse employment conditions in the local economy which could increase default rate on loans.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $3.6 million, $3.6 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

Bank Owned Life Insurance

The Company has purchased life insurance policies for certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Stock Compensation Plans

Compensation cost is recognized for stock options and restricted share awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Restricted shares awards are valued at the market value of Company stock at the date of the grant. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. See Note 20.

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

Operating Segments

Management considers the following factors in determining the need to disclose separate operating segments: (1) The nature of products and services, which are all financial in nature; (2) The type and class of customer for the products and services; in First Defiance’s case retail customers for retail bank and insurance products and commercial customers for commercial loan, deposit, life, health and property and casualty insurance needs; (3) The methods used to distribute products or provide services; such services are delivered through banking and insurance offices and through bank and insurance customer contact representatives. Retail and commercial customers are frequently targets for both banking and insurance products; (4) The nature of the regulatory environment; both banking and insurance entities are subject to various regulatory bodies and a number of specific regulations.

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the year ended December 31, 2014, the reported revenue for First Insurance was 9.1% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the year ended December 31, 2014 was 4.2% of consolidated net income. Total assets of First Insurance at December 31, 2014 were 0.6% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

Accounting Standards Updates

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement should be applied retrospectively for all periods presented, effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company elected to early adopt ASU 2014-01 in January 2014 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements. As of December 31, 2014, the Company had $4.6 million in qualified investments recorded in other assets, $3.0 million in unfunded commitments recorded in other liabilities and $117,000 of tax credits (benefit) recorded in federal income taxes.

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

3. Acquisitions

On July 1, 2011, First Defiance acquired PDI, an insurance agency headquartered in Maumee and Oregon, Ohio, for a cash purchase price of $4.8 million and future consideration to be paid in cash in 2012, 2013, and 2014. As of December 31, 2014, management has reported goodwill of approximately $4.0 million and identifiable intangible assets of $689,000 consisting of a customer relationship intangible of $482,000 and a non-compete intangible of $207,000. The transaction included a contingent payable with a maximum cash payout of $822,800, of which $157,000, $596,000 and $70,000 was paid in 2014, 2013 and 2012, respectively. $20,000 was expensed in 2014 with the final payout. The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

4. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2014	2013	2012
	(In Thousands, Except Per Share Amounts)
Numerator for basic and diluted earnings per common share-net income applicable to common shares	$24,292	$22,235	$18,047
Denominator:
Denominator for basic earnings per common share-weighted-average common shares, including participating securities	9,511	9,764	9,728
Effect of dilutive securities:
Employee stock options	111	87	51
Warrants	353	320	219
Dilutive potential common shares	464	407	270
Denominator for diluted earnings per common share	9,975	10,171	9,998
Basic earnings per common share	$2.55	$2.28	$1.86
Diluted earnings per common share	$2.44	$2.19	$1.81

Shares subject to issue upon exercise of option of 10,500 in 2014, 132,750 in 2013 and 229,550 in 2012 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5. Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities at December 31, 2014 and 2013 and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2014
Available-for-sale
Obligations of U.S. government corporations and agencies	$1,000	$-	$(20)	$980
Mortgage-backed securities - residential	58,380	1,476	-	59,856
REMICs	1,820	19	-	1,839
Collateralized mortgage obligations	80,252	1,280	(411)	81,121
Trust preferred stock and preferred stock	-	1	-	1
Corporate bonds	6,913	85	(6)	6,992
Obligations of state and political subdivisions	83,732	4,827	(27)	88,532
Total Available-for-Sale	$232,097	$7,688	$(464)	$239,321

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$26	$-	$(8)	$18
FNMA certificates	93	2	-	95
GNMA certificates	39	1	-	40
Obligations of states and political subdivisions	155	-	-	155
Total Held-to-Maturity	$313	$3	$(8)	$308

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2013
Available-for-sale
Obligations of U.S. government corporations and agencies	$5,000	$-	$(79)	$4,921
Mortgage-backed securities - residential	41,368	765	(841)	41,292
Collateralized mortgage obligations	59,865	739	(763)	59,841
Trust preferred stock and preferred stock	3,264	683	(993)	2,954
Corporate bonds	8,854	129	(41)	8,942
Obligations of state and political subdivisions	78,426	2,704	(910)	80,220
Total Available-for-Sale	$196,777	$5,020	$(3,627)	$198,170

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$31	$-	$-	$31
FNMA certificates	120	4	-	124
GNMA certificates	50	2	-	52
Obligations of states and political subdivisions	186	-	-	186
Total Held-to-Maturity	$387	$6	$-	$393

The amortized cost and fair value of the investment securities portfolio at December 31, 2014 is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
2014
Available-for-sale
Due in one year or less	$2,004	$2,017
Due after one year through five years	9,714	10,066
Due after five years through ten years	38,648	40,861
Due after ten years	41,279	43,561
MBS/CMO/REMIC	140,452	142,816
Total	$232,097	$239,321

Held-to-maturity
Due after five years through ten years	$155	$155
MBS/CMO	158	153
Total	$313	$308

Securities pledged at year-end 2014 and 2013 had a carrying amount of $141.2 million and $132.7 million and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

As of December 31, 2014, the Company’s investment portfolio consisted of 356 securities, 26 of which were in an unrealized loss position. The Company does not hold any single security that is greater than 10% of the Company’s equity at December 31, 2014.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2014 and December 31, 2013:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2014
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$980	$(20)	$980	$(20)
Collateralized mortgage obligations	4,466	(138)	14,633	(273)	19,099	(411)
Corporate bonds	-	-	994	(6)	994	(6)
Obligations of state and political subdivisions	1,194	(8)	1,499	(19)	2,693	(27)
Held to maturity securities:
FHLMC certificates	18	(8)	-	-	18	(8)
Total temporarily impaired securities	$5,678	$(154)	$18,106	$(318)	$23,784	$(472)

At December 31, 2013
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$4,921	$(79)	$-	$-	$4,921	$(79)
Mortgage-backed securities - residential	24,846	(841)	-	-	24,846	(841)
Collateralized mortgage obligations	26,530	(763)	-	-	26,530	(763)
Corporate bonds	2,959	(41)	-	-	2,959	(41)
Obligations of state and political subdivisions	19,209	(871)	375	(39)	19,584	(910)
Trust preferred stock and preferred stock	-	-	582	(993)	582	(993)
Total temporarily impaired securities	$78,465	$(2,595)	$957	$(1,032)	$79,422	$(3,627)

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

Realized gains from the sales and calls of investment securities totaled $932,000 ($652,000 after tax) in 2014 while there were realized gains of $97,000 ($68,000 after tax) and $2.1 million ($1.4 million after tax) in 2013 and 2012, respectively.

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320. Certain collateralized debt obligations (“CDOs”) are evaluated for OTTI under FASB ASC Topic 325, Investment – Other.

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

In 2014, management determined there was no OTTI. In 2013, management determined that two CDOs had OTTI resulting in a write-down of $337,000 ($219,000 after tax). The 2013 OTTI was related to two CDOs that were disallowed under the Final Interim Volcker Rule of the Dodd-Frank Act released on January 14, 2014, requiring the Company to liquidate these securities before a certain date. The Company received Level 1 pricing and wrote these two CDOs to that value as of December 31, 2013 and subsequently sold these two securities on January 15, 2014. In 2012, management determined that one CDO had OTTI resulting in a write-down of $4,500 ($2,900 after tax).

The Company holds three CDOs at December 31, 2014 with a zero value.

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) relating to the CDOs was zero at December 31, 2014. There was $645,000 of OTTI recognized in accumulated other comprehensive income at December 31, 2013.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the years ended December 31, 2014, 2013 and 2012 (In Thousands):

	2014	2013	2012
Beginning balance, January 1	$3,513	$3,176	$3,251
Additions for amounts related to credit loss for which an OTTI
was not previously recognized	-	337	-

Reductions for amounts realized for securities sold/redeemed during the period	(3,513)	-	(80)

Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the Company
will be required to sell prior to recovery of amortized cost basis	-	-	-

Reductions for increase in cash flows expected to be collected that are
Recognized over the remaining life of the security	-	-	-

Increases to the amount related to the credit loss for which
Other-than-temporary was previously recognized	-	-	5

Ending balance, December 31	$-	$3,513	$3,176

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2014	2013	2012
	(In Thousands)
Proceeds	$14,913	$4,027	$72,262
Gross realized gains	1,574	97	2,163
Gross realized losses	(642)	-	(24)

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (In Thousands):

	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$37,546	$69,232	$57,914	$59,632
Unused lines of credit	20,385	307,449	18,047	257,939
Standby letters of credit	-	17,886	-	17,680
Total	$57,931	$394,567	$75,962	$335,251

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2014 have interest rates ranging from 2.00% to 18.00% and maturities ranging from less than 1 year to 30 years.

In addition to the above commitments, at December 31, 2014, First Defiance had commitments to sell $11.6 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

7. Loans

Loans receivable consist of the following:

	December 31, 2014	December 31, 2013
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$206,437	$195,752
Secured by multi-family residential	156,530	148,952
Secured by commercial real estate	683,958	670,666
Construction	112,385	86,058
	1,159,310	1,101,428
Other Loans:
Commercial	399,730	388,236
Home equity and improvement	111,813	106,930
Consumer Finance	15,466	16,902
	527,009	512,068
Total loans	1,686,319	1,613,496
Deduct:
Undisbursed loan funds	(38,653)	(32,290)
Net deferred loan origination fees and costs	(880)	(758)
Allowance for loan loss	(24,766)	(24,950)
Totals	$1,622,020	$1,555,498

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity year to date as of December 31, 2014, December 31, 2013, and December 31, 2012 by portfolio segment (In Thousands):

Year to Date December 31, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950
Charge-Offs	(426)	-	(1,018)	-	(2,982)	(392)	(41)	(4,859)
Recoveries	188	7	2,670	-	435	193	65	3,558
Provisions	(115)	(62)	(2,384)	87	3,378	268	(55)	1,117
Ending Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766

Year to Date December 31, 2013	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,506	$2,197	$12,702	$75	$6,325	$1,759	$147	$26,711
Charge-Offs	(643)	(6)	(2,469)	-	(1,230)	(757)	(94)	(5,199)
Recoveries	282	-	837	-	290	125	80	1,614
Provisions	(298)	317	930	59	293	508	15	1,824
Ending Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950

Year-to-Date December 31, 2012	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$4,095	$2,850	$17,640	$63	$6,576	$1,856	$174	$33,254
Charge-Offs	(2,515)	(555)	(10,764)	-	(4,047)	(1,165)	(133)	(19,179)
Recoveries	177	122	895	-	359	95	64	1,712
Provisions	1,749	(220)	4,931	12	3,437	973	42	10,924
Ending Allowance	$3,506	$2,197	$12,702	$75	$6,325	$1,759	$147	$26,711

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014: (In Thousands)

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$216	$-	$1,003	$-	$30	$24	$-	$1,273

Collectively evaluated for impairment	2,278	2,453	10,265	221	6,479	1,680	117	23,493

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766

Loans:

Loans individually evaluated for impairment	$10,281	$2,482	$28,117	$150	$5,739	$2,242	$34	$49,045

Loans collectively evaluated for impairment	196,582	154,178	657,677	73,572	395,270	110,040	15,417	1,602,736

Loans acquired with deteriorated credit quality	1	-	163	-	22	-	-	186

Total ending loans balance	$206,864	$156,660	$685,957	$73,722	$401,031	$112,282	$15,451	$1,651,967

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Twelve Months Ended December 31, 2014
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,177	$317	$313
Residential Non Owner Occupied	3,920	143	143
Total 1-4 Family Residential Real Estate	10,097	460	456
Multi-Family Residential Real Estate	903	4	4
CRE Owner Occupied	8,906	145	142
CRE Non Owner Occupied	18,164	807	809
Agriculture Land	611	14	14
Other CRE	1,694	20	22
Total Commercial Real Estate	29,375	986	987
Construction	233	12	15
Commercial Working Capital	2,790	29	29
Commercial Other	4,576	14	12
Total Commercial	7,366	43	41
Home Equity and Home Improvement	2,233	95	94
Consumer Finance	47	3	3
Total Impaired Loans	$50,254	$1,603	$1,600

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Twelve Months Ended December 31, 2013
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,529	$345	$343
Residential Non Owner Occupied	4,453	162	163
Total 1-4 Family Residential Real Estate	10,982	507	506
Multi-Family Residential Real Estate	1,176	27	28
CRE Owner Occupied	14,313	376	386
CRE Non Owner Occupied	22,339	901	909
Agriculture Land	987	26	16
Other CRE	4,162	43	38
Total Commercial Real Estate	41,801	1,346	1,349
Construction	165	10	8
Commercial Working Capital	2,085	33	36
Commercial Other	6,521	75	70
Total Commercial	8,606	108	106
Home Equity and Home Improvement	2,631	121	117
Consumer Finance	83	6	6
Total Impaired Loans	$65,444	$2,125	$2,120

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Twelve Months Ended December 31, 2012
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,946	$137	$136
Residential Non Owner Occupied	5,291	173	177
Total 1-4 Family Residential Real Estate	8,237	310	313
Multi-Family Residential Real Estate	826	22	21
CRE Owner Occupied	11,755	190	176
CRE Non Owner Occupied	17,156	540	559
Agriculture Land	1,062	31	23
Other CRE	6,672	15	15
Total Commercial Real Estate	36,645	776	773
Construction	9	-	-
Commercial Working Capital	2,021	26	29
Commercial Other	5,018	87	90
Total Commercial	7,039	113	119
Home Equity and Home Improvement	563	33	33
Consumer Finance	25	3	3
Total Impaired Loans	$53,344	$1,257	$1,262

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	December 31, 2014			December 31, 2013
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$3,967	$3,859	$-	$4,744	$4,729	$-
Residential Non Owner Occupied	3,763	3,670	-	4,844	4,329	-
Total 1-4 Family Residential Real Estate	7,730	7,529	-	9,588	9,058	-
Multi-Family Residential Real Estate	2,627	2,482	-	989	840	-
CRE Owner Occupied	7,109	6,481	-	11,105	8,376	-
CRE Non Owner Occupied	4,106	3,759	-	9,399	7,740	-
Agriculture Land	213	208	-	629	488	-
Other CRE	2,923	2,378	-	3,274	2,452	-
Total Commercial Real Estate	14,351	12,826	-	24,407	19,056	-
Construction	150	150	-	300	263	-
Commercial Working Capital	1,155	1,157	-	3,147	3,146	-
Commercial Other	3,966	3,663	-	6,063	5,415	-
Total Commercial	5,121	4,820	-	9,210	8,561	-

Home Equity and Home Improvement	2,192	2,140	-	1,985	1,992	-
Consumer Finance	35	34	-	53	53	-

Total loans with no allowance recorded	$32,206	$29,981	$-	$46,532	$39,823	$-

With an allowance recorded:
Residential Owner Occupied	$2,112	$2,114	$204	$1,100	$1,103	$218
Residential Non Owner Occupied	636	638	12	84	84	2
Total 1-4 Family Residential Real Estate	2,748	2,752	216	1,184	1,187	220
Multi-Family Residential Real Estate	-	-	-	-	-	-
CRE Owner Occupied	2,667	2,257	148	3,212	2,765	166
CRE Non Owner Occupied	13,020	12,606	842	12,756	12,803	946
Agriculture Land	333	320	10	195	197	7
Other CRE	137	108	3	82	53	2
Total Commercial Real Estate	16,157	15,291	1,003	16,245	15,818	1,121
Construction	-	-	-	-	-	-
Commercial Working Capital	649	650	21	-	-	-
Commercial Other	264	269	9	176	176	6
Total Commercial	913	919	30	176	176	6
Home Equity and Home Improvement	101	102	24	436	437	45
Consumer Finance	-	-	-	-	-	-
Total loans with an allowance recorded	$19,919	$19,064	$1,273	$18,041	$17,618	$1,392

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	December 31, 2014	December 31, 2013
	(In Thousands)
Non-accrual loans	$24,130	$27,847
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	24,130	27,847
Real estate and other assets held for sale	6,181	5,859
Total non-performing assets	$30,311	$33,706

Troubled debt restructuring, still accruing	$24,686	$27,630

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2014 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$141,597	$39	$1,079	$365	$1,483	$1,702
Residential Non Owner Occupied	62,991	110	105	578	793	1,625
Total 1-4 Family Residential Real Estate	204,588	149	1,184	943	2,276	3,327
Multi-Family Residential Real Estate	156,413	247	-	-	247	2,546

CRE Owner Occupied	299,500	163	1,566	1,753	3,482	7,004
CRE Non Owner Occupied	243,341	119	416	1,308	1,843	2,582
Agriculture Land	93,529	-	14	-	14	686
Other Commercial Real Estate	43,835	155	-	258	413	2,359

Total Commercial Real Estate	680,205	437	1,996	3,319	5,752	12,631

Construction	73,722	-	-	-	-	-

Commercial Working Capital	135,009	-	-	951	951	1,103
Commercial Other	262,982	67	10	2,012	2,089	3,897

Total Commercial	397,991	67	10	2,963	3,040	5,000

Home Equity and Home Improvement	110,940	1,236	0	106	1,342	619
Consumer Finance	15,326	68	57	-	125	12

Total Loans	$1,639,185	$2,204	$3,247	$7,331	$12,782	$24,135

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2013 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$126,855	$1,530	$191	$1,009	$2,730	$1,329
Residential Non Owner Occupied	65,292	531	403	386	1,320	1,943
Total 1-4 Family Residential Real Estate	192,147	2,061	594	1,395	4,050	3,272
Multi-Family Residential Real Estate	149,134	-	-	-	-	583

CRE Owner Occupied	311,253	334	495	3,671	4,500	7,492
CRE Non Owner Occupied	225,433	1,067	918	902	2,887	4,717
Agriculture Land	81,954	21	-	73	94	630
Other Commercial Real Estate	45,297	-	-	1,287	1,287	2,412

Total Commercial Real Estate	663,937	1,422	1,413	5,933	8,768	15,251

Construction	53,730	-	-	-	-	-

Commercial Working Capital	155,373	-	-	419	419	2,917
Commercial Other	230,054	37	26	3,566	3,629	5,419

Total Commercial	385,427	37	26	3,985	4,048	8,336

Home Equity and Home Improvement	105,657	1,163	155	413	1,731	413
Consumer Finance	16,759	131		-	131	-

Total Loans	$1,566,791	$4,814	$2,188	$11,726	$18,728	$27,855

Troubled Debt Restructurings

As of December 31, 2014 and 2013, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $33.0 million and $33.4 million, respectively. The Company has allocated $1.1 million and $1.2 million, of specific reserves to those loans at December 31, 2014 and 2013, and has committed to lend additional amounts totaling up to $69,000 and $300,000 at December 31, 2014 and 2013.

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

Of the loans modified in a TDR, $8.3 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the years ending December 31, 2014, 2013, and 2012 (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2014		Loans Modified as a TDR for the Twelve Months Ended December 31, 2013		Loans Modified as a TDR for the Twelve Months Ended December 31, 2012
TDRs	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	18	$1,726	10	$752	87	$6,052
Residential Non Owner Occupied	3	517	5	390	8	666
CRE Owner Occupied	2	27	9	714	9	3,859
CRE Non Owner Occupied	3	403	2	1,364	13	13,942
Agriculture Land	-	-	2	269	3	474
Other CRE	-	-	3	417	1	59
Commercial Working Capital	4	1,353	3	662	-	-
Commercial Other	16	2,020	5	940	7	1,196
Home Equity and Home Improvement	17	471	15	561	127	2,663
Consumer Finance	4	15	3	15	27	124
Total	67	$6,532	57	$6,084	282	$29,035

The loans described above increased the allowance for loan losses (“ALLL”) by $234,000 for the year ended December 31, 2014, $27,000 for the year ended December 31, 2013, and decreased the ALLL by $1.2 million for the year ended December 31, 2012.

Of the 2014 modifications, 16 were made TDRs due to the fact that the borrower has filed bankruptcy, 5 were made TDRs due to a rate reduction, 1 was made a TDR due to an interest only period, 8 were made TDRs due to extending the amortization, 2 were made TDRs due to a reduction in the payment, 9 were made TDRs due to advancing or renewing funds to a watchlist credit, 4 were made to term out lines of credit, 5 were made to extend the maturity of existing loans, and 20 were made TDRs to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2014, 2013, and 2012:

	Twelve Months Ended December 31, 2014 ($ in thousands)		Twelve Months Ended December 31, 2013 ($ in thousands)		Twelve Months Ended December 31, 2012 ($ in thousands)
TDRs That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)

Residential Owner Occupied	1	$80	6	$409	6	$462
Residential Non Owner Occupied	1	178	-	-	2	203
CRE Owner Occupied	-	-	2	290	-	-
CRE Non Owner Occupied	-	-	1	212	3	555
Agriculture Land	-	-	-	-	-	-
Other CRE	-	-	1	323	-	-
Commercial Working Capital	2	868	1	149	1	529
Commercial Other	5	865	4	740	4	1,600
Home Equity and Home Improvement	-	-	3	315	7	166
Consumer	-	-	-	-	-	-
Total	9	$1,991	18	$2,438	23	$3,515

The TDRs that subsequently defaulted described above decreased the ALLL by $14,000 after $176,000 in charge-offs for the year ended December 31, 2014, increased the ALLL by $21,000 after $58,000 in charge-offs for the year ended December 31, 2013, and increased the ALLL by $631,000 after $1.5 million in charge-offs for the year ended December 31, 2012.

A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the periods ending December 31, 2014 and 2013 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 153 loans were modified under this definition during the twelve month period ended December 31, 2014 and a total of 152 loans were modified under this definition during the twelve month period ended December 31, 2013.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed regarding the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,230	$131	$3,048	$365	$135,306	$143,080
Residential Non Owner Occupied	51,327	2,404	4,872	7	5,174	63,784
Total 1-4 Family Real Estate	55,557	2,535	7,920	372	140,480	206,864
Multi-Family Residential Real Estate	152,290	220	3,236	-	914	156,660

CRE Owner Occupied	273,406	18,448	9,953	-	1,175	302,982
CRE Non Owner Occupied	224,073	7,898	13,186	-	27	245,184
Agriculture Land	90,875	1,849	819	-	-	93,543
Other CRE	40,147	63	3,466	-	572	44,248

Total Commercial Real Estate	628,501	28,258	27,424	-	1,774	685,957

Construction	62,355	-	150	-	11,217	73,722

Commercial Working Capital	128,229	6,287	1,444	-	-	135,960
Commercial Other	253,576	6,504	4,991	-	-	265,071

Total Commercial	381,805	12,791	6,435	-	-	401,031

Home Equity and Home Improvement	-	-	1,647	106	110,529	112,282
Consumer Finance	-	-	125	-	15,326	15,451

Total Loans	$1,280,508	$43,804	$46,937	$478	$280,240	$1,651,967

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,287	$18	$3,515	$-	$121,765	$129,585
Residential Non Owner Occupied	51,660	2,894	5,699	-	6,359	66,612
Total 1-4 Family Real Estate	55,947	2,912	9,214	-	128,124	196,197
Multi-Family Residential Real Estate	145,407	875	1,888	-	964	149,134

CRE Owner Occupied	291,770	10,584	11,665	-	1,734	315,753
CRE Non Owner Occupied	200,790	10,254	17,185	-	91	228,320
Agriculture Land	80,418	578	1,051	-	-	82,047
Other CRE	40,676	2,074	3,104	-	731	46,585

Total Commercial Real Estate	613,654	23,490	33,005	-	2,556	672,705

Construction	43,465	-	263	-	10,002	53,730

Commercial Working Capital	148,703	3,429	3,660	-	-	155,792
Commercial Other	219,790	6,994	6,899	-	-	233,683

Total Commercial	368,493	10,423	10,559	-	-	389,475

Home Equity and Home Improvement	-	-	755	45	106,587	107,387
Consumer Finance	-	-	31	-	16,860	16,891

Total Loans	$1,226,966	$37,700	$55,715	$45	$265,093	$1,585,519

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

	Contractual Amount Receivable	Impairment Discount	Recorded Loan Receivable
	(In Thousands)
Balance at January 1, 2012	$2,206	$1,003	$1,203
Principal payments received	(697)	-	(697)
Loans charged off	(487)	(487)	-
Additional provision for loan loss	(167)	-	(167)
Loan accretion recorded	-	(173)	173
Balance at December 31, 2012	855	343	512
Principal payments received	(108)	-	(108)
Loans charged off	(41)	(41)	-
Additional provision for loan loss	(203)	-	(203)
Loan accretion recorded	-	(29)	29
Balance at December 31, 2013	503	273	230
Principal payments received	(90)	-	(90)
Loans charged off	-	-	-
Additional provision for loan loss	-	-	-
Loan accretion recorded	-	(46)	46
Balance at December 31, 2014	$413	$227	$186

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31
	2014	2013
	(In Thousands)
Beginning balance	$3,712	$3,489
New loans	9,800	8,874
Effect of changes in composition of related parties	(6)	-
Repayments	(7,618)	(8,651)
Ending Balance	$5,888	$3,712

8. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31
	2014	2013	2012
	(In Thousands)
Gain from sale of mortgage loans	$3,335	$5,716	$10,599
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,552	3,564	3,387
Amortization of mortgage servicing rights	(1,401)	(2,098)	(3,562)
Mortgage servicing rights valuation adjustments	116	1,261	(759)
	2,267	2,727	(934)
Net revenue from sale and servicing of mortgage loans	$5,602	$8,443	$9,665

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.35 billion at December 31, 2014 and $1.37 billion at December 31, 2013.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Years Ended December 31
	2014	2013	2012
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,133	$10,121	$10,219
Loans sold, servicing retained	1,191	2,110	3,464
Amortization	(1,401)	(2,098)	(3,562)
Carrying value before valuation allowance at end of period	9,923	10,133	10,121

Valuation allowance:
Balance at beginning of period	(1,027)	(2,288)	(1,529)
Impairment recovery (charges)	116	1,261	(759)
Balance at end of period	(911)	(1,027)	(2,288)
Net carrying value of MSRs at end of period	$9,012	$9,106	$7,833
Fair value of MSRs at end of period	$9,304	$9,686	$7,833

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company established an accrual for secondary market buy-backs totaling $359,000 for 2014, which was partially offset by reversing $67,000 of accrued expenses in the first quarter of 2014 related to the Freddie Mac post-foreclosure review that began in the third quarter of 2013 and was reversed in 2014 with no losses resulting. This resulted in secondary market buy-back expense of $298,000 for the full year of 2014 compared to $597,000 and $73,000 of expense for the same period in 2013 and 2012, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31
	2014		2013
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(In Thousands)
Fannie Mae	5,215	$503,369	5,304	$527,666
Freddie Mac	8,911	828,724	8,873	829,594
Federal Home Loan Bank	118	12,972	116	12,093
Other	23	1,573	26	1,888
Totals	14,267	$1,346,638	14,319	$1,371,241

Custodial escrow balances maintained in connection with serviced loans were $10.9 million and $10.4 million at December 31, 2014 and 2013, respectively.

Significant assumptions at December 31, 2014 used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 209 and a weighted average discount rate of 10.04%. Significant assumptions at December 31, 2013 used in determining the value of MSRs include a weighted average prepayment rate of 212 PSA and a weighted average discount rate of 10.04%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2014 is presented below. These sensitivities are hypothetical. Changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse	20% Adverse
	Change	Change
	(In Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$358	$759
Declines in fair value from increase in discount rate	224	492

9. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
	2014	2013
	(In Thousands)
Cost:
Land	$8,218	$7,960
Land improvements	1,310	1,310
Buildings	42,022	39,716
Leasehold improvements	469	469
Furniture, fixtures and equipment	30,646	28,654
Construction in process	809	514
	83,474	78,623
Less allowances for depreciation and amortization	42,978	40,026
	$40,496	$38,597

Depreciation expense was $3.0 million, $3.1 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Lease Agreements

The Company has entered into lease agreements covering the five First Insurance Group offices, two banking center locations, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (In Thousands):

2015	$706
2016	696
2017	508
2018	461
2019	451
Thereafter	4,077
Total	$6,899

Rentals under operating leases amounted to $653,000, $723,000 and $1.2 million in 2014, 2013, and 2012, respectively.

10. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31
	2014	2013
	(In Thousands)
Beginning balance	$61,525	$61,525
Goodwill acquired or adjusted during the year	-	-
Ending balance	$61,525	$61,525

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Value
	(In Thousands)
Balance as of January 1, 2012	$14,302	$(8,151)	$6,151
Amortization of intangible assets	-	(1,413)	(1,413)
Balance as of December 31, 2012	14,302	(9,564)	4,738
Amortization of intangible assets	-	(1,241)	(1,241)
Balance as of December 31, 2013	14,302	(10,805)	3,497
Amortization of intangible assets	-	(1,102)	(1,102)
Balance as of December 31, 2014	$14,302	$(11,907)	$2,395

Estimated amortization expense for each of the next five years and thereafter is as follows (In Thousands):

2015	$687
2016	501
2017	372
2018	301
2019	195
Thereafter	339
Total	$2,395

11. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31
	2014	2013	2012
	(In Thousands)
Checking and money market accounts	$1,236	$1,125	$1,368
Savings accounts	90	90	116
Certificates of deposit	3,957	4,698	6,685
Totals	$5,283	$5,913	$8,169

Accrued interest payable on deposit accounts amounted to $38,000 and $48,000 at December 31, 2014 and 2013, respectively, which was comprised of $23,000 and $15,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2014 and $34,000 and $14,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2013.

A summary of deposit balances is as follows:

	December 31
	2014	2013
	(In Thousands)
Non-interest bearing checking accounts	$379,552	$348,943
Interest bearing checking and money market accounts	727,729	715,939
Savings deposits	203,673	185,121
Retail certificates of deposit less than $100,000	286,904	313,335
Retail certificates of deposit greater than $100,000	162,955	172,454
	$1,760,813	$1,735,792

Scheduled maturities of certificates of deposit at December 31, 2014 are as follows (In Thousands):

2015	$189,880
2016	108,655
2017	44,679
2018	48,036
2019	58,502
2020 and thereafter	107
Total	$449,859

At December 31, 2014 and 2013, deposits of $851.8 million and $823.7 million, respectively, were in excess of $100,000. Time deposits at December 31, 2014 and 2013, deposits of $27.0 million and $27.7 million, respectively, were in excess of the $250,000 FDIC insurance limit. At December 31, 2014 and 2013, $60.8 million and $54.1 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000 and an additional $80.4 million and $78.5 million of securities were pledged at December 31, 2014 and December 31, 2013, respectively, as collateral against deposits from private entities in excess of $100,000.

12. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities, certain first mortgage home equity loans, certain multi-family or non-residential real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by multi-family or non-residential real estate loans, and agriculture real estate loans must have collateral of at least 300% of the borrowings. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2014 and December 31, 2013 were $644.1 million and $676.6 million, respectively. First Federal may obtain advances of up to approximately $425.8 million from the FHLB at December 31, 2014.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
	(In Thousands)
December 31, 2014
Putable advances	$12,000	January 2015 to March 2018	2.72%
Amortizable mortgage advances	9,544	December 2015 to September 2018	1.95%
	$21,544

December 31, 2013
Putable advances	$12,000	January 2015 to March 2018	2.72%
Amortizable mortgage advances	10,520	December 2015	1.95%
	$22,520

Putable advances are callable at the option of the FHLB on a quarterly basis.

Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (In Thousands):

2015	$8,948
2016	1,212
2017	1,212
2018	11,065
Total minimum payments	22,437
Less amounts representing interest	(893)
Totals	$21,544

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2014 and December 31, 2013, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit. The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2014 and December 31, 2013. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

13. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.74% and 1.75% as of December 31, 2014 and 2013 respectively.

The Trust Preferred Securities issued by Trust Affiliate II are subject to mandatory redemption, in whole or part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on June 15, 2037, but can be redeemed at the Company’s option at any time now.

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.62% and 1.63% as of December 31, 2014 and 2013 respectively.

The Trust Preferred Securities issued by Trust Affiliate I are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on December 15, 2035, but can be redeemed at the Company’s option at any time now.

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

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31
	2014	2013
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14. Notes Payable and Other Short-term Borrowings

Total short-term borrowings, revolving and term debt is summarized as follows:

	Years Ended December 31
	2014	2013
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$54,759	$51,919
Year-end interest rate	0.28%	0.31%
Average daily balance during year	54,541	50,877
Maximum month-end balance during the year	61,154	57,182
Average interest rate during the year	0.29%	0.44%

As of December 31, 2014 and December 31, 2013, First Federal had the following lines of credit facilities available for short-term borrowing purposes:

An $11.2 million line of credit with the Federal Reserve Bank Discount Window at an interest rate of 50 basis points over the fed funds rate. The fed funds rate as of December, 31, 2014 was 0.25%.

A $15 million line of credit with the Bank of America. The rate on this line of credit is Bank of America’s fed funds rate, which floats daily.

15. Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31
	2014	2013	2012
	(In Thousands)
Legal and other professional fees	$3,622	$2,947	$2,571
Marketing	1,820	1,563	1,400
State franchise taxes	1,762	2,323	2,495
REO expenses and write-downs	743	1,584	1,121
Printing and office supplies	466	449	527
Amortization of intangibles	1,102	1,241	1,413
Postage	594	531	567
Check charge-offs and fraud losses	142	172	153
Credit and collection expense	395	915	948
Other *	6,611	5,610	7,090
Total other noninterest expense	$17,257	$17,335	$18,285

*Included in Other for 2012 is $2.0 million in FHLB pre-payment penalties.

16. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. First Federal employees who retired prior to April 1, 1997 who completed 20 years of service after age 40 receive full medical coverage at no cost. First Federal employees retiring after April 1, 1997 are provided medical benefits at a cost based on their combined age and years of service at retirement. Surviving spouses are also eligible for continued coverage after the retiree is deceased at a subsidy level that is 10% less than what the retiree is eligible for. First Federal employees retiring before July 1, 1997 receive dental and vision care in addition to medical coverage. First Federal employees who retire after July 1, 1997 are not eligible for dental or vision care.

First Federal employees who were born after December 31, 1950 are not eligible for the medical coverage described above at retirement. Rather, a one-time medical spending account of up to $10,000 (based on the participant’s age and years of service) will be established to reimburse medical expenses for those individuals. First Insurance employees who were born before December 31, 1950 can continue coverage until they reach age 65, or in lieu of continuing coverage, can elect the medical spending account option, subject to eligibility requirements. Employees hired or acquired after January 1, 2003 are eligible only for the medical spending account option.

Included in accumulated other comprehensive income at December 31, 2014, 2013 and 2012 are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31
	2014	2013	2012
	(In Thousands)
Unrecognized prior service cost	$65	$78	$30
Unrecognized actuarial losses	832	477	858
Total recognized in Accumulated Other Comprehensive Income	897	555	888
Income tax effect	(314)	(194)	(311)
Net amount recognized in Accumulated Other Comprehensive Income	$583	$361	$577

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2015 is $12,000 ($8,000 net of tax) and $39,000 ($25,000 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2014	2013
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,878	$3,140
Service cost	63	82
Interest cost	136	118
Participant contribution	28	25
Actuarial (gains) / losses	377	(347)
Benefits paid	(219)	(139)
Benefit obligation at end of year	3,263	2,878
Change in fair value of plan assets:
Balance at beginning of year	-	-
Employer contribution	191	114
Participant contribution	28	25
Benefits paid	(219)	(139)
Balance at end of year	-	-
Funded status at end of year	$(3,263)	$(2,878)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31
	2014	2013	2012
	(In Thousands)
Service cost-benefits attributable to service during the period	$63	$82	$88
Interest cost on accumulated postretirement benefit obligation	136	118	120
Net amortization and deferral	35	46	51
Net periodic postretirement benefit cost	234	246	259
Net (gain) / loss during the year	377	(347)	(148)
Impact of prior year acquisition	-	60	-
Amortization of prior service cost and actuarial losses	(35)	(46)	(51)
Total recognized in comprehensive income	342	(333)	(199)
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$576	$(87)	$60

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2014	2013	2012
Weighted average discount rates:
Used to determine benefit obligations at December 31	4.25%	4.75%	4.00%
Used to determine net periodic postretirement benefit cost for years ended December 31	4.75%	4.00%	4.25%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.00%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that rate reaches ultimate trend rate	2019	2019	2019

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2015	$157
2016	155
2017	178
2018	178
2019	186
2020 through 2024	954

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2014	2013	2014	2013
	(In Thousands)
Effect on total of service and interest cost	$26	$28	$(22)	$(24)
Effect on postretirement benefit obligation	417	351	(352)	(299)

The Company expects to contribute $157,000 before reflecting expected Medicare retiree drug subsidy payments in 2015.

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

The following schedule presents First Defiance consolidated and First Federal’s regulatory capital ratios as of December 31, 2014 and December 31, 2013 (Dollars in Thousands):

December 31, 2014
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$250,847	11.89%	$84,397	4.0%	N/A	N/A
First Federal	$238,221	11.31%	$84,278	4.0%	$105,347	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$250,847	13.89%	$72,213	4.0%	N/A	N/A
First Federal	$238,221	13.21%	$72,136	4.0%	$108,204	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$273,441	15.15%	$144,426	8.0%	N/A	N/A
First Federal	$260,791	14.46%	$144,272	8.0%	$180,340	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.11 billion and $2.11 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.81 billion and $1.80 billion for consolidated and the bank, respectively.

	December 31, 2013
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$246,258	11.86%	$83,045	4.0%	N/A	N/A
First Federal	$235,699	11.36%	$82,978	4.0%	$103,722	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$246,258	13.98%	$70,473	4.0%	N/A	N/A
First Federal	$235,699	13.39%	$70,418	4.0%	$105,627	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$268,317	15.23%	$140,947	8.0%	N/A	N/A
First Federal	$257,741	14.64%	$140,836	8.0%	$176,046	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.00 billion and $1.99 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.64 billion and $1.64 billion for consolidated and the bank, respectively.

Management believes that, as of December, 31, 2014, First Federal was “well capitalized” based on the ratios presented above. There are no conditions or events since the most recent notification from any of the regulatory agencies regarding those capital standards that management believes have changed any of the well capitalized categorizations of First Federal.

First Federal is subject to the regulatory capital requirements administered by the OCC and FDIC. Regulatory authorities can initiate certain mandatory actions if First Federal fails to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2014, that First Federal meets all capital adequacy requirements to which they are subject.

First Defiance is a unitary thrift holding company and is regulated by the Federal Reserve. First Defiance does not have prompt corrective action capital requirements as of December 31, 2014.

Dividend Restrictions - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $21.0 million in dividends to First Defiance in 2014 and $3.0 million in 2013. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for 2013 and 2014 plus 2015 net profits. During 2015, First Federal can declare dividends in the amount of $23.1 million from its earnings in 2013 and 2014 and from any of its 2015 net profits to First Defiance. First Insurance paid $1.2 million in dividends to First Defiance in 2014 and $1.5 million in dividends in 2013.

18. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31
	2014	2013	2012
	(In Thousands)
Current:
Federal	$9,198	$7,751	$7,862
State and local	144	9	(50)
Deferred	(179)	1,518	200
	$9,163	$9,278	$8,012

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Years Ended December 31
	2014	2013	2012
	(In Thousands)
Tax expense at statutory rate (35%)	$11,709	$11,030	$9,337
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	94	4	(32)
Tax exempt interest income, net of TEFRA	(1,152)	(1,043)	(1,047)
Bank owned life insurance	(816)	(449)	(374)
Captive insurance	(390)	(415)	-
Other	(282)	151	128
Totals	$9,163	$9,278	$8,012

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2014	2013
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$8,743	$8,798
Postretirement benefit costs	1,149	1,013
Deferred compensation	1,629	1,412
Impaired loans	524	986
Capital loss carry-forward	-	555
Impaired investments	-	971
Accrued vacation	623	581
Allowance for real estate held for sale losses	333	277
Deferred loan origination fees and costs	311	265
Other	1,481	718
Total deferred federal income tax assets	14,793	15,576

Deferred federal income tax liabilities:
FHLB stock dividends	2,299	3,238
Goodwill	5,019	4,586
Mortgage servicing rights	3,181	3,211
Fixed assets	1,714	1,693
Other intangible assets	270	607
Loan mark to market	315	515
Net unrealized gains on available-for-sale securities	2,528	488
Prepaid expenses	622	617
Other	21	56
Total deferred federal income tax liabilities	15,969	15,011
Net deferred federal income tax asset (liability)	$(1,176)	$565

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period and the ability to carryback any losses. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2014.

The Company had capital loss carry-forwards of zero and $1.6 million as of December 31, 2014 and December 31, 2013. During 2014 the Company generated capital gains through the sale of FHLB stock which fully utilized the capital loss carry-forward.

Retained earnings at December 31, 2014 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2014 was approximately $3.85 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (In Thousands):

Balance at January 1, 2012	$141
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	(76)
Settlements	-
Balance at December 31, 2012	$65

Balance at January 1, 2013	$65
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	(65)
Settlements	-
Balance at December 31, 2013	$-

Balance at January 1, 2014	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	-
Balance at December 31, 2014	$-

The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax effect, for the year ended December 31, 2014 was zero, and the amount accrued for interest and penalties (net of the related federal tax effect) at December 31, 2014 was zero.

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

19. Employee Benefit Plans

401(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (the “First Defiance 401(k)”) if they meet certain age and service requirements. Beginning in 2009, under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. Previously, matching contributions were 50% of the first 3% of participants contributions. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $919,000, $868,000 and $799,000 for the years ended December 31, 2014, 2013 and 2012, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was $167,000, ($35,000), and $76,000 of expense recorded for the years ended December 31, 2014, 2013 and 2012, respectively, with a liability of $892,000, $724,000 and $760,000 for future benefits recorded at December 31, 2014, 2013 and 2012, respectively. In 2014, management changed the discount rate to 4.25% to reflect the current interest rate environment which resulted in an increase of the group life plan liability as of December 31, 2014.

20. Stock Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaced all plans existing at the time of its approval. All awards outstanding under prior plans remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity Plan. The 2010 Equity Plan allows for issuance of up to 350,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of December 31, 2014, 173,720 options have been granted pursuant to the 2010 equity plan and previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In March 2012, the Company approved a 2012 Short-Term Equity Incentive Plan (a “STIP”) and a 2012 Long-Term Equity Incentive Plan (a “LTIP”) for selected members of management. The plans were effective January 1, 2012 and provide for cash and/or equity benefits if certain performance targets are achieved. Equity awards issued under these plans will reduce the amount of awards available to be issued under the 2010 Equity Plan.

Under the 2012 STIP the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate and/or market area performance targets during the calendar year. The final value of the awards to be made under the 2012 STIP will be determined as of December 31 of each year and will be paid out in cash and/or equity, as elected by the participant, in accordance with the following vesting schedule: 50% in the first quarter after the calendar year, 25% on the one-year anniversary of the grant date, and 25% on the second-year anniversary. The participants are required to be employed on the day of payout in order to receive an award.

Under the 2012 LTIP the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets either over a two or three year period. The final amount of benefit under the under the 2012 LTIP was determined as of December 31, 2014. The benefits earned under the plan will be paid out in cash and/or equity, as elected by the participant, in the first quarter following the close of the performance period. The participants are required to be employed on the day of payout in order to receive the payment.

In March 2013, the Company approved a 2013 STIP and a 2013 LTIP for selected members of management. Under the 2013 STIP the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of awards earned under the 2013 STIP was paid out in cash in the first quarter of 2014.

Under the 2013 LTIP the participants may earn up to 25% to 45% of their salary, depending upon their position, for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 86,065 RSUs to the participants in the 2013 LTIP effective January 1, 2013, which represents the maximum target award. The amount of benefit under the 2013 LTIP will be determined individually at the 12 month period ending December 31, 2013, the 24 month period ending December 31, 2014 and the 36 month period ending December 31, 2015. The awards’ vesting will be as follows: 16.7% of the target award after the end of the performance period ending December 31, 2013; 27.8% of the target award at the end of the performance period ending December 31, 2014; and 55.5% of the target award at the end of the performance period ending December 31, 2015. The RSUs shall vest between 0% and 100% of the applicable portion of the target award based on the portion of the performance targets that are achieved. RSUs settle in common shares in the first quarter following the close of the applicable performance period. The participants are required to be employed on the day of payout in order to receive the payment. A total of 6,425 RSU’s were issued to the participants in the second quarter of 2014 for the year one performance period ended December 31, 2013.

In March 2014, the Company approved a 2014 STIP and a 2014 LTIP for selected members of management.

Under the 2014 STIP, the participants may earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2014 STIP were determined as of December 31, 2014 and will be paid out in cash in the first quarter of 2015. The participants are required to be employed on the day of payout in order to receive such payment.

Under the 2014 LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 30,538 RSU’s to the participants in the 2014 LTIP effective January 1, 2014, which represents the maximum target award. The amount of benefit under the 2014 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2016. The awards will vest 100% of the target award at the end of the performance period ending December 31, 2016. The benefits earned under the 2014 LTIP will be paid out in equity in the first quarter of 2017. The participants are required to be employed on the day of payout in order to receive such payment.

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

The fair value of stock options granted during the year ended December 31, 2014 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Twelve Months ended
December 31, 2014
Expected average risk-free rate	1.51%
Expected average life	7.44 years
Expected volatility	44.62%
Expected dividend yield	2.22%

Following is activity under the plans during 2014:

Stock options:	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2014	251,020	$20.76
Forfeited or cancelled	(34,600)	26.52
Exercised	(53,200)	18.11
Granted	10,500	26.97
Options outstanding, December 31, 2014	173,720	$20.80	2.72	$2,303
Vested or expected to vest at December 31, 2014	173,720	$20.80	2.72	$2,303
Exercisable at December 31, 2014	163,220	$20.40	2.31	$2,229

Information related to the stock option plans follows:

	Year Ended December 31
	2014	2013	2012
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$542	$310	$4
Cash received from option exercises	963	350	5
Tax benefit realized from option exercises	103	54	-
Weighted average fair value of options granted	$10.79	-	-

As of December 31, 2014, there was $94,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 4.1 years.

At December 31, 2014, 91,812 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievement of established targets. Total expense of $541,000, $1.0 million and $677,000 was recorded during the years ended December 31, 2014, 2013 and 2012, respectively, and approximately $739,000 and $540,000 is included within other liabilities at December 31, 2014 and 2013, respectively, related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2014	106,061	$18.66	-	$-
Granted	30,538	25.77	13,087	21.87
Vested	(7,320)	18.63	(7,320)	18.63
Forfeited	(37,467)	18.71	-	-
Unvested at December 31, 2014	91,812	$21.00	5,767	$25.97

The maximum amount of compensation expense that may be earned for the 2014 STIP and the 2012, 2013 and 2014 LTIPs at December 31, 2014 is approximately $3.8 million in the aggregate. However, the estimated expense expected to be earned as of December 31, 2014 based on the performance measures in the plans, is $1.7 million of which $394,000 is unrecognized at December 31, 2014 and will be recognized over the remaining performance period.

As of December 31, 2014 and 2013, 193,067 and 202,405 shares, respectively, were available for grant under the 2010 Equity Plan. Options forfeited or cancelled under all plans except the 2010 Equity Plan are no longer available for grant to other participants.

21. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

	December 31
Statements of Financial Condition	2014	2013
	(In Thousands)
Assets
Cash and cash equivalents	$9,067	$8,228
Investment in banking subsidiary	291,485	285,813
Investment in non-bank subsidiaries	14,424	13,518
Other assets	1,174	1,774
Total assets	$316,150	$309,333

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	562	1,103
Stockholders’ equity	279,505	272,147
Total liabilities and stockholders’ equity	$316,150	$309,333

	Years Ended December 31
Statements of Income	2014	2013	2012
	(In Thousands)

Dividends from subsidiaries	$22,200	$4,500	$37,300
Interest on investments	-	18	12
Interest expense	(587)	(601)	(971)
Other income	2	1	-
Noninterest expense	(861)	(853)	(1,013)
Income before income taxes and equity in earnings of subsidiaries	20,754	3,065	35,328
Income tax credit	(485)	(415)	(669)
Income before equity in earnings of subsidiaries	21,239	3,480	35,997
Undistributed equity in (distributions in excess of) earnings of subsidiaries	3,053	18,755	(17,333)
Net income	$24,292	$22,235	$18,664
Comprehensive income	$27,861	$18,506	$18,941

	Years Ended December 31
Statements of Cash Flows	2014	2013	2012
	(In Thousands)
Operating activities:
Net income	$24,292	$22,235	$18,664
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	(3,053)	(18,755)	17,333
Change in other assets and liabilities	59	176	97
Net cash provided by (used in) operating activities	21,298	3,656	36,094
Investing activities:
Investment in non-bank subsidiary	-	-	(250)
Sale of available-for-sale securities	-	1,002	1,000
Net cash provided by investing activities	-	1,002	750
Financing activities:
Repurchase of common stock	(15,519)	(1,821)	-
Cash dividends paid	(5,937)	(3,907)	(3,086)
Stock Options Exercised	921	350	4
Treasury stock sales	76	64	14
Preferred Stock payoff	-	-	(36,358)
Net cash used in financing activities	(20,459)	(5,314)	(39,426)
Net increase (decrease) in cash and cash equivalents	839	(656)	(2,582)
Cash and cash equivalents at beginning of year	8,228	8,884	11,466
Cash and cash equivalents at end of year	$9,067	$8,228	$8,884

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities. The Company classified its pooled trust preferred collateralized debt obligations as Level 1 and Level 3 at December 31, 2013. The portfolio consisted of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Two collateralized debt obligations backed by insurance companies were classified as Level 1 at December 31, 2013 due to receiving a Level 1 price at which the securities were subsequently sold on January 15, 2014 as a result of these securities being disallowed under the final interim Volcker rule. The two collateralized debt obligations backed by financial institutions are allowed under the final interim Volcker Rule and classified as Level 3 based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model, which used appropriately adjusted discount rates reflecting credit and liquidity risks.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$980	$-	$980
Mortgage-backed - residential	-	59,856	-	59,856
REMICs	-	1,839	-	1,839
Collateralized mortgage obligations	-	81,121	-	81,121
Preferred stock	1	-	-	1
Corporate bonds	1,989	5,003	-	6,992
Obligations of state and political subdivisions	-	88,532		88,532
Mortgage banking derivative - asset	-	351	-	351
Mortgage banking derivative - liability	-	24	-	24

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$4,921	$-	$4,921
Mortgage-backed - residential	-	41,292	-	41,292
Collateralized mortgage obligations	-	59,841	-	59,841
Trust preferred stock	1,654	-	582	2,236
Preferred stock	718	-	-	718
Corporate bonds	-	8,942	-	8,942
Obligations of state and political subdivisions	-	80,220		80,220
Mortgage banking derivative - asset	-	295	-	295
Mortgage banking derivative - liability	-	-	-	-

There was one corporate bond security that had recent documented trade activity resulting in that security being transferred to Level 1 from Level 2 during the period ended December 31, 2014. Trust preferred stock in the amount of $1,654,000 was transferred from level 3 to level 1 in 2013 due to two securities being disallowed under the final interim Volcker Rule resulting in the company selling these two securities on January 15, 2014 after obtaining a Level 1 price. The selling price (Level 1) was used to determine the fair value at December 31, 2013.

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

(In Thousands)

	2014	2013
Beginning balance	$582	$1,474
Total gains or losses (realized/unrealized)
Included in earnings (realized)	(329)	(337)
Included in other comprehensive income (presented gross of taxes)	993	1,099
Amortization	-	-
Sales	(1,246)	-
Transfers in and/or out of Level 3	-	(1,654)
Ending balance	$-	$582

Changes in Unrealized Gains/Losses Recorded in Earnings

For the Year Relating to Level 3 Assets Still Held at Reporting

Date for the Year Ended December 31

(In Thousands)

	Trust Preferred Stock
	2014	2013	2012
Interest income on securities	$24	$83	$160

Other changes in fair value	(24)	(420)	(84)

Total	$-	$(337)	$76

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$419	$419
Multi Family Residential	-	-	269	269
Commercial Real Estate	-	-	6,665	6,665
Commercial			340	340
Home Equity and Improvement	-	-	98	98
Total impaired loans	-	-	7,791	7,791
Mortgage servicing rights	-	1,034	-	1,034
Real estate held for sale
Residential	-	-	-	-
CRE	-	-	739	739
Total Real Estate held for sale	-	-	739	739

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$259	$259
Multi Family Residential	-	-	338	338
Commercial Real Estate	-	-	9,590	9,590
Home Equity and Improvement	-	-	531	531
Total impaired loans	-	-	10,718	10,718
Mortgage servicing rights	-	1,370	-	1,370
Real estate held for sale
Residential	-	-	112	112
CRE	-	-	1,278	1,278
Total Real Estate held for sale	-	-	1,390	1,390

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
			(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$7,791	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – Applies to all classes	$739	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20-40%	28%

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
			(Dollars in Thousands)
Trust preferred stock	$582	Discounted cash flow	Constant prepayment rate	2-40%	40%
			Expected asset default	0-30%	15%
			Expected recoveries	10-15%	10%

Impaired Loans- Applies to all loan classes	$10,718	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	10%

Real estate held for sale – Applies to all classes	$1,390	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20-40%	26%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $7.8 million, with a $19,000 valuation allowance and a fair value of $10.7 million with no valuation allowance at December 31, 2014 and 2013, respectively. A provision expense of $3.0 million and $3.2 million for the years ended December 31, 2014 and 2013 related to these impaired loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $1.0 million with a valuation allowance of $911,000 and a fair value of $1.4 million with a valuation allowance of $1.0 million at December 31, 2014 and 2013, respectively. A recovery of $116,000 and $1.3 million for the years ended December 31, 2014 and 2013 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $251,000 and $740,000 for the years ended December 31, 2014 and 2013 which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2014 and December 31, 2013. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2014.

		Fair Value Measurements at December 31, 2014 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$112,936	$112,936	$112,936	$-	$-
Investment securities	239,634	239,629	1,990	237,639	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,626,555	1,632,507	-	4,741	1,627,766
Accrued interest receivable	6,037	6,037	3	846	5,188

Financial Liabilities:
Deposits	$1,760,813	$1,762,733	$379,552	$1,383,181	$-
Advances from Federal Home Loan Bank	21,544	21,772	-	21,772	-
Securities sold under repurchase agreements	54,759	54,759	-	54,759	-
Subordinated debentures	36,083	35,307	-	-	35,307

		Fair Value Measurements at December 31, 2013 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$179,318	$179,318	$179,318	$-	$-
Investment securities	198,557	198,563	2,372	195,609	582
Federal Home Loan Bank Stock	19,350	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,564,618	1,568,929	-	9,140	1,559,789
Accrued interest receivable	5,778	5,778	4	696	5,078

Financial Liabilities:
Deposits	$1,735,792	$1,738,216	$348,943	$1,389,273	$-
Advances from Federal Home Loan Bank	22,520	22,713	-	22,713	-
Securities sold under repurchase agreements	51,919	51,919	-	51,919	-
Subordinated debentures	36,083	35,237	-	-	35,237

23. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $7.4 million and $7.5 million of interest rate lock commitments at December 31, 2014 and 2013, respectively. There were $11.6 million and $12.1 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2014 and 2013, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2014			December 31, 2013
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$351	$24	$327	$295	$-	$295

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2014	2013	2012
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$27	$(526)	$249

The above amounts are included in mortgage banking income with gain on sale of mortgage loans. During 2014 and 2013, management determined that a group of loans, previously classified as held for sale, were no longer sellable and were transferred back into the portfolio. As a result, a $5,000 and $34,000 loss related to a fair value adjustment on those loans was recorded in 2014 and 2013, respectively. No such adjustments were made in 2012.

24. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2014	(In Thousands, Except Per Share Amounts)
Interest income	$18,474	$18,774	$19,286	$19,714
Interest expense	1,678	1,645	1,623	1,613
Net interest income	16,796	17,129	17,663	18,101
Provision for loan losses	103	446	406	162
Net interest income after provision for loan losses	16,693	16,683	17,257	17,939
Gain on sale, call or write-down of securities	-	471	460	1
Noninterest income	7,326	7,146	8,896	7,341
Noninterest expense	16,661	16,357	16,771	16,969
Income before income taxes	7,358	7,943	9,842	8,312
Income taxes	2,179	2,254	2,773	1,957
Net income	$5,179	$5,689	$7,069	$6,355

Earnings per common share:
Basic	$0.53	$0.59	$0.75	$0.68
Diluted	$0.51	$0.57	$0.71	$0.65
Average shares outstanding:
Basic	9,681	9,607	9,445	9,316
Diluted	10,108	10,066	9,903	9,801

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2013
Interest income	$18,476	$18,732	$18,836	$18,737
Interest expense	1,949	1,814	1,680	1,727
Net interest income	16,527	16,918	17,156	17,010
Provision for loan losses	425	448	476	475
Net interest income after provision for loan losses	16,102	16,470	16,680	16,535
Gain on sale, call or write-down of securities	53	44	-	(337)
Noninterest income	8,909	7,804	7,289	6,808
Noninterest expense	17,199	15,674	16,045	15,926
Income before income taxes	7,865	8,644	7,924	7,080
Income taxes	2,306	2,535	2,445	1,992
Net income	$5,559	$6,109	$5,479	$5,088

Earnings per common share:
Basic	$0.57	$0.63	$0.56	$0.52
Diluted	$0.55	$0.60	$0.54	$0.50
Average shares outstanding:
Basic	9,736	9,774	9,780	9,766
Diluted	10,105	10,156	10,212	10,198

25. Preferred Stock

On December 5, 2008, as part of the Capital Purchase Program (“CPP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the U.S. Treasury, pursuant to which the Company sold $37.0 million worth of shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation value $1,000 per share (the “Senior Preferred Shares”) and also issued warrants (the “Warrants”) to the U.S. Treasury to acquire an additional 550,595 of common shares having an exercise price of $10.08 per share. The Warrants have a term of 10 years.

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

27. Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities and OTTI losses on investment securities in the accompanying consolidated condensed statements of income. Reclassification adjustments related to the defined benefit postretirement medical plan are included in compensation and benefits in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$6,763	$2,320	$4,443
Reclassification adjustment for net gains included in net income	(932)	(280)	(652)
Net loss on defined benefit postretirement medical plan realized during the period	(377)	(132)	(245)
Net amortization and deferral on defined benefit postretirement medical plan	35	12	23
Total other comprehensive income	$5,610	$2,041	$3,569

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(6,309)	$(2,216)	$(4,093)
Reclassification adjustment for net losses included in net income	240	92	148
Net gain on defined benefit postretirement medical plan realized during the period	287	101	186
Net amortization and deferral on defined benefit postretirement medical plan	46	16	30
Total other comprehensive loss	$(5,736)	$(2,007)	$(3,729)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2014	$906	$(361)	$545
Other comprehensive income before reclassifications	4,443	(222)	4,221
Amounts reclassified from accumulated other comprehensive loss	(652)	-	(652)

Net other comprehensive income during period	3,791	(222)	3,569

Balance December 31, 2014	$4,697	$(583)	$4,114

Balance January 1, 2013	$4,851	$(577)	$4,274
Other comprehensive loss before reclassifications	(4,093)	216	(3,877)
Amounts reclassified from accumulated other comprehensive income	148	-	148

Net other comprehensive loss during period	(3,945)	216	(3,729)

Balance December 31, 2013	$906	$(361)	$545

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2014, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned: “Proposal 1 - Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement to be filed on or about March 31, 2015 (the “Proxy Statement”).

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

Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to the shares of First Defiance common stock that may be issued under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	173,720	$20.80	193,067

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)              Financial Statements

(1)	The following documents are filed as Item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)
(B)	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013
(C)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
(G)	Notes to Consolidated Financial Statements

(2)	Separate financial statement schedules are not being filed because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed with this Form 10-K are listed as Exhibits 10.1 through 10.35.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

February 27, 2015	By:	/s/ Kevin T. Thompson
Kevin T. Thompson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2015.

Signature	Title

/s/ William J. Small	Chairman of the Board
William J. Small

/s/ Donald P. Hileman	President and Chief
Donald P. Hileman	Executive Officer

/s/ Kevin T. Thompson	Executive Vice President and Chief
Kevin T. Thompson	Financial Officer (principal accounting officer)

/s/ Stephen L. Boomer	Director, Vice Chairman
Stephen L. Boomer

/s/ John L. Bookmyer	Director
John L. Bookmyer

/s/ Dr. Douglas A. Burgei	Director
Dr. Douglas A. Burgei

/s/ Peter A. Diehl	Director
Peter A. Diehl

/s/ Barb A. Mitzel	Director
Barb A. Mitzel

/s/ Jean A. Hubbard	Director
Jean A. Hubbard

/s/ Samuel S. Strausbaugh	Director
Samuel S. Strausbaugh

/s/ Charles D. Niehaus	Director
Charles D. Niehaus

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

Exhibit
Number	Description
3.1	Articles of Incorporation	(1)
3.2	Code of Regulations	(1)
3.3	Amendment to Articles of Incorporation	(10)
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(15)
4.2	Form of Warrant for Purchase of Shares of Common Stock	(14)
10.1	1996 Stock Option Plan	(2)
10.2	Form of Incentive Stock Option Award Agreement under 2001 Plan	(3)
10.3	Form of Nonqualified Stock Option Award Agreement under 1996 Plan	(3)
10.4	1996 Management Recognition Plan and Trust	(7)
10.5	2001 Stock Option and Incentive Plan	(5)
10.7	Employment Agreement with James L. Rohrs	(6)
10.8	Employment Agreement with Donald P. Hileman	(16)
10.9	Employment Agreement with Gregory R. Allen	(8)
10.10	2005 Stock Option and Incentive Plan	(9)
10.11	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(11)
10.12	2008 Long Term Incentive Compensation Plan (LTIP)	(12)
10.13	Form of Contingent Award Agreement under LTIP	(13)
10.14	Form of Stock Option Award Agreement under 2005 Plan	(4)
10.17	Form of Option Award Agreement with EESA restriction under 2005 Plan	(19)
10.18	First Federal Executive Group Life Plan – Post Separation	(17)
10.19	2010 Equity Incentive Plan	(18)
10.21	First Defiance Deferred Compensation Plan	(30)
10.22	Form of Restricted Stock Award Agreement	(20)
10.23	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement	(21)
10.24	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement	(22)
10.25	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement
	(with TARP Restrictions)	(23)
10.26	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement
	(with TARP Restrictions)	(24)
10.27	First Amendment to First Defiance Financial Corp. 2010 Equity Incentive Plan	(25)
10.28	First Defiance Financial Corp. and Affiliates Incentive Compensation Plan	(26)

Exhibit
Number	Description
10.29	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive – TARP Applicable)	(27)
10.30	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive)	(28)
10.31	Underwriting Agreement dated June 13, 2012	(29)
10.32	Employment Agreement with Donald P. Hileman	(31)
10.33	Employment Agreement with Kevin T. Thompson	(32)
10.34	Form of Restricted Stock Award Agreement	(33)
10.35	Consulting Agreement with William J. Small	(34)
10.36	Change of Control and Non-Compete Agreement with Dennis E. Rose, Jr.	(15)
21	List of Subsidiaries of the Company	(15)
23.1	Consent of Crowe Horwath LLP	(15)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(15)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(15)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheet, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Changes in Equity, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text and in detail.	(15)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K (Film No. 02580719)
(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K (Film No. 0568550)
(4)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2008 Form 10-K (Film No. 09683948)
(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement (Film No. 1577137)
(6)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(7)	Incorporated herein by reference to exhibit 10.2 in Registrant’s 2001 Form 10-K (Film No. 02580719)
(8)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(9)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement (Film No. 05692264)
(10)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(11)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(12)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(13)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(14)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(15)	Included herein
(16)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 16, 2009 (Film No. 091245196)

(17)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 2, 2010 (Film No. 101158262)
(18)	Incorporated herein by reference to Annex A to 2010 Proxy Statement (Film No. 10693151)
(19)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2010 Form 10-K (Film No. 10652528)
(20)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed May 5, 2011 (Film No. 11803357)
(21)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(22)	Incorporated herein by reference to exhibit 10.2 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(23)	Incorporated herein by reference to exhibit 10.3 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(24)	Incorporated herein by reference to exhibit 10.4 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(25)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(26)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(27)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(28)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(29)	Incorporated herein by reference to exhibit 1.1 in Form 8-K filed June 15, 2012 (Film No. 12910514)
(30)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 23, 2005 (Film No. 051284175)
(31)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(32)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(33)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(34)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed December 30, 2013 (Film No. 131303552

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

- 136 -