Form 10-Q
period 2015-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2015-05-08
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,262,071 shares outstanding at April 30, 2015.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2015	December 31, 2014

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$38,472	$41,936
Federal funds sold	43,000	71,000
	81,472	112,936
Securities:
Available-for-sale, carried at fair value	248,438	239,321
Held-to-maturity, carried at amortized cost (fair value $300 and $308 at March 31, 2015 and December 31, 2014, respectively)	299	313
	248,737	239,634
Loans held for sale	9,544	4,535
Loans receivable, net of allowance of $25,302 at March 31, 2015 and $24,766 at December 31, 2014, respectively	1,659,216	1,622,020
Accrued interest receivable	6,967	6,037
Federal Home Loan Bank stock	13,802	13,802
Bank owned life insurance	47,221	47,013
Premises and equipment	39,952	40,496
Real estate and other assets held for sale	6,392	6,181
Goodwill	61,525	61,525
Core deposit and other intangibles	2,178	2,395
Mortgage servicing rights	8,947	9,012
Other assets	15,368	13,366
Total assets	$2,201,321	$2,178,952

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2015	December 31, 2014

Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,772,693	$1,760,813
Advances from the Federal Home Loan Bank	31,298	21,544
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	60,271	54,759
Advance payments by borrowers	1,199	2,309
Deferred taxes	1,507	1,176
Other liabilities	25,153	22,763
Total liabilities	1,928,204	1,899,447

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,725,388 and 12,735,313 shares issued and 9,248,040 and 9,234,534 shares outstanding, respectively	127	127
Common stock warrant	-	878
Additional paid-in capital	125,271	136,266
Accumulated other comprehensive income, net of tax of $2,741 and $2,214, respectively	5,089	4,114
Retained earnings	205,300	200,600
Treasury stock, at cost, 3,477,348 and 3,500,779 shares respectively	(62,670)	(62,480)
Total stockholders’ equity	273,117	279,505

Total liabilities and stockholders’ equity	$2,201,321	$2,178,952

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014
Interest Income
Loans	$17,887	$16,651
Investment securities:
Taxable	913	775
Non-taxable	779	752
Interest-bearing deposits	39	101
FHLB stock dividends	139	195
Total interest income	19,757	18,474
Interest Expense
Deposits	1,272	1,358
FHLB advances and other	110	133
Subordinated debentures	147	146
Securities sold under repurchase agreements	38	41
Total interest expense	1,567	1,678
Net interest income	18,190	16,796
Provision for loan losses	120	103
Net interest income after provision for loan losses	18,070	16,693
Non-interest Income
Service fees and other charges	2,529	2,324
Insurance commission income	3,139	3,030
Mortgage banking income	1,775	1,247
Gain on sale of non-mortgage loans	36	3
Trust income	357	278
Income from Bank Owned Life Insurance	208	219
Other non-interest income	237	225
Total non-interest income	8,281	7,326
Non-interest Expense
Compensation and benefits	8,922	8,472
Occupancy	1,764	1,588
FDIC insurance premium	351	385
Financial institutions tax	481	495
Data processing	1,523	1,365
Amortization of intangibles	217	289
Other non-interest expense	3,639	4,067
Total non-interest expense	16,897	16,661
Income before income taxes	9,454	7,358
Federal income taxes	2,853	2,179
Net Income	$6,601	$5,179

Earnings per common share (Note 6)
Basic	$0.71	$0.53
Diluted	$0.69	$0.51
Dividends declared per share (Note 5)	$0.175	$0.15
Average common shares outstanding (Note 6)
Basic	9,234	9,681
Diluted	9,611	10,108

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$6,601	$5,179

Other comprehensive income:
Unrealized gains on securities available for sale	1,502	1,723
Income tax expense	(527)	(603)
Other comprehensive income	975	1,120

Comprehensive income	$7,576	$6,299

(1)	Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. There were no such amounts for the three months ended March 31, 2015 and 2014.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2015	$-	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505
Net income						6,601		6,601
Other comprehensive income					975			975
Stock option expense				21				21
Warrant repurchase			(878)	(11,101)				(11,979)
38,575 shares issued under stock option plan, with $91 income tax benefit, net of 9,925 repurchased and retired				177		(287)	833	723
Restricted share activity under stock incentive Plans, including 12,846 shares issued				(100)			231	131
542 shares issued direct purchases				8			10	18
37,857 shares repurchased							(1,264)	(1,264)
Common stock dividends declared						(1,614)		(1,614)
Balance at March 31, 2015	$-	$127	$-	$125,271	$5,089	$205,300	$(62,670)	$273,117

Balance at January 1, 2014	$-	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147
Net income						5,179		5,179
Other comprehensive income					1,120			1,120
Stock option expense				20				20
7,050 shares issued under stock option plan, with $17 income tax benefit, net of repurchases				(11)		(19)	106	76
Restricted share activity under stock incentive Plans, including 5,767 shares issued				(270)			93	(177)
78,972 shares repurchased							(2,039)	(2,039)
Common stock dividends declared						(1,449)		(1,449)
Balance at March 31, 2014	$-	$127	$878	$136,142	$1,665	$186,001	$(49,936)	$274,877

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income	$6,601	$5,179
Items not requiring (providing) cash
Provision for loan losses	120	103
Depreciation	765	725
Amortization of mortgage servicing rights, net of impairment recoveries	385	299
Amortization of core deposit and other intangible assets	217	289
Net amortization of premiums and discounts on loans and deposits	232	160
Amortization of premiums and discounts on securities	176	93
Change in deferred taxes	(195)	(129)
Proceeds from the sale of loans held for sale	42,628	27,698
Originations of loans held for sale	(46,672)	(28,093)
Gain from sale of loans	(1,321)	(644)
Loss from write-down of property and equipment	426	-
Gain from sale or call of securities	-	-
(Gain) loss on sale / write-down of real estate and other assets held for sale	79	(38)
Stock option expense	21	20
Restricted stock expense (credit)	131	(177)
Income from bank owned life insurance	(208)	(219)
Changes in:
Accrued interest receivable	(930)	(344)
Other assets	(2,002)	(2,069)
Other liabilities	2,390	2,489
Net cash provided by operating activities	2,843	5,342

Investing Activities
Proceeds from maturities of held-to-maturity securities	14	8
Proceeds from maturities, calls and pay-downs of available-for-sale securities	6,395	5,496
Proceeds from sale of real estate and other assets held for sale	572	496
Proceeds from the sale of available-for-sale securities	-	1,654
Proceeds from sale of non-mortgage loans	501	8,679
Purchases of available-for-sale securities	(14,187)	(16,672)
Purchase of bank owned life insurance	-	(4,000)
Purchase of portfolio mortgage loans	-	(5,118)
Proceeds from Federal Home Loan stock redemption	-	5,548
Purchases of premises and equipment, net	(829)	(507)
Net (increase)/decrease in loans receivable	(38,693)	13,058
Net cash provided by investing activities	(46,227)	8,642

Financing Activities
Net increase in deposits and advance payments by borrowers	10,770	24,515
Repayment of Federal Home Loan Bank advances	(7,246)	(242)
Proceeds from Federal Home Loan Bank advances	17,000	-
Increase (decrease) in securities sold under repurchase agreements	5,512	(2,980)
Repayment of warrants	(11,979)	-
Proceeds from exercise of stock options	723	76
Proceeds from treasury stock sales	18	-
Net cash paid for repurchase of common stock	(1,264)	(2,039)
Cash dividends paid on common stock	(1,614)	(1,449)
Net cash provided by (used in) financing activities	11,920	17,881
Increase in cash and cash equivalents	(31,464)	31,865
Cash and cash equivalents at beginning of period	112,936	179,318
Cash and cash equivalents at end of period	$81,472	$211,183

Supplemental cash flow information:
Interest paid	$1,577	$1,662
Income taxes paid	$-	$-
Transfers from loans to real estate and other assets held for sale	$680	$627

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2015

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

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, non-residential real estate, commercial, home improvement and home equity and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, group health and life insurance products. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

The consolidated condensed statement of financial condition at December 31, 2014 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2014 Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

Newly Issued Accounting Standards

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement should be applied retrospectively for all periods presented, effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company early adopted ASU 2014-01 in January 2014 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in ASU 2014-04 to Topic 310, “Receivables - Troubled Debt Restructurings by Creditors,” is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company adopted ASU 2014-04 on January 1, 2015 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities and one corporate bond. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$5,001	$-	$5,001
Mortgage-backed - residential	-	61,765	-	61,765
REMICs	-	1,830	-	1,830
Collateralized mortgage obligations	-	82,590	-	82,590
Preferred stock	1	-	-	1
Corporate bonds	1,995	4,013	-	6,008
Obligations of state and political subdivisions	-	91,243	-	91,243
Mortgage banking derivative - asset	-	884	-	884
Mortgage banking derivative - liability	-	119	-	119

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$980	$-	$980
Mortgage-backed - residential	-	59,856	-	59,856
REMICs	-	1,839	-	1,839
Collateralized mortgage obligations	-	81,121	-	81,121
Preferred stock	1	-	-	1
Corporate bonds	1,989	5,003	-	6,992
Obligations of state and political subdivisions	-	88,532		88,532
Mortgage banking derivative - asset	-	351	-	351
Mortgage banking derivative - liability	-	24	-	24

There were no assets measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2015. The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

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

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$405	$405
Multi Family Residential	-	-	257	257
Commercial Real Estate	-	-	5,501	5,501
Commercial loans	-	-	141	141
Home Equity and Improvement	-	-	96	96
Total Impaired loans	-	-	6,400	6,400
Mortgage servicing rights	-	935	-	935
Real estate held for sale	-
Residential	-	-	115	115
CRE	-	-	321	321
Total real estate held for sale	-	-	436	436

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$419	$419
Multi Family Residential	-	-	269	269
Commercial Real Estate	-	-	6,665	6,665
Commercial			340	340
Home Equity and Improvement	-	-	98	98
Total impaired loans	-	-	7,791	7,791
Mortgage servicing rights	-	1,034	-	1,034
Real estate held for sale
Residential	-	-	-	-
CRE	-	-	739	739
Total real estate held for sale	-	-	739	739

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
			(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$6,400	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – Applies to all classes	$436	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20-30%	22%

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2014, the significant unobservable inputs used in the fairv alue measurements were as follows:

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $6.4 million, with a $14,000 valuation allowance and a fair value of $7.8 million, with a $19,000 valuation allowance at March 31, 2015 and December 31, 2014, respectively. A provision recovery of $621,000 for the three months ended March 31, 2015 and a provision expense of $756,000 for the three months ended March 31, 2014 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $935,000 with a valuation allowance of $885,000 and a fair value of $1.0 million with a valuation allowance of $911,000 at March 31, 2015 and December 31, 2014, respectively. A recovery of $26,000 and a charge of $7,000 for the three months ended March 31, 2015 and March 31, 2014, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale and fixed assets transferred to real estate held for sale was $522,000 for the three months ended March 31, 2015, which was recorded directly as an adjustment to current earnings through non-interest expense. No amounts were recorded for the three months ended March 31, 2014.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2015 and December 31, 2014. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2015.

		Fair Value Measurements at March 31, 2015 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$81,472	$81,472	$81,472	$-	$-
Investment securities	248,737	248,738	1,996	246,742	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,668,760	1,682,215	-	10,151	1,672,064
Accrued interest receivable	6,967	6,967	-	1,375	5,592

Financial Liabilities:
Deposits	$1,772,693	$1,775,117	$370,997	$1,404,120	$-
Advances from Federal Home Loan Bank	31,298	31,562	-	31,562	-
Securities sold under repurchase agreements	60,271	60,271	-	60,271	-
Subordinated debentures	36,083	35,788	-	-	35,788

		Fair Value Measurements at December 31, 2014 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$112,936	$112,936	$112,936	$-	$-
Investment securities	239,634	239,629	1,990	237,639	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,626,555	1,632,507	-	4,741	1,627,766
Accrued interest receivable	6,037	6,037	3	846	5,188

Financial Liabilities:
Deposits	$1,760,813	$1,762,733	$379,552	$1,383,181	$-
Advances from Federal Home Loan Bank	21,544	21,772	-	21,772	-
Securities sold under repurchase agreements	54,759	54,759	-	54,759	-
Subordinated debentures	36,083	35,307	-	-	35,307

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

As of March 31, 2015, 126,720 options had been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In 2014, the Company approved a 2014 STIP and a 2014 LTIP for selected members of management.

Under the 2014 STIP, the participants may earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2014 STIP were determined as of December 31, 2014 and were paid out in cash in the first quarter of 2015. The participants are required to be employed on the day of payout in order to receive such payment.

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

In 2015, the Company approved a 2015 STIP and a 2015 LTIP for selected members of management.

Under the 2015 STIP, the participants may earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2015 STIP will be determined as of December 31, 2015 and will be paid out in cash in the first quarter of 2016. The participants are required to be employed on the day of payout in order to receive such payment.

Under the 2015 LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 24,757 RSU’s to the participants in the 2015 LTIP effective January 1, 2015, which represents the maximum target award. The amount of benefit under the 2015 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2017. The awards will vest 100% of the target award at the end of the performance period ending December 31, 2017. The benefits earned under the 2015 LTIP will be paid out in equity in the first quarter of 2018. The participants are required to be employed on the day of payout in order to receive such payment.

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

The fair value of stock options granted during the three months ended March 31, 2015 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Three Months ended
	March 31, 2015	March 31, 2014
Expected average risk-free rate	2.04%	1.64%
Expected average life	10.00 years	7.44 years
Expected volatility	42.00%	44.62%
Expected dividend yield	2.10%	2.17%

The weighted-average fair value of options granted was $13.13 for the three months ended March 31, 2015 and $11.25 for the three months ended March 31, 2014.

Following is activity under the plans during the three months ended March 31, 2015:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2015	173,720	$20.80
Forfeited or cancelled	4,750	25.32
Exercised	48,500	21.82
Granted	6,250	32.94
Options outstanding, March 31, 2015	126,720	$20.84	3.43	$1,519
Vested or expected to vest at March 31, 2015	126,720	$20.84	3.43	$1,519
Exercisable at March 31, 2015	112,070	$19.70	2.67	$1,470

As of March 31, 2015, there was $166,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 4.31 years.

At March 31, 2015, 74,545 RSU’s and 5,767 stock grants were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established with the plan documents. A total expense of $226,000 was recorded during the three months ended March 31, 2015 compared to a benefit of $45,000 for the same period in 2014. The benefit in the first quarter of 2014 was due to accrual reversals primarily from the 2013 LTIP adjusting for the actual payout in year one as well as adjusting the estimated payouts in year two and three. There was approximately $96,000 included within other liabilities at March 31, 2015 related to the STIP.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2015	91,812	$21.00	5,767	$25.97
Granted	24,757	32.30	12,845	17.20
Vested	12,846	17.20	(12,846)	17.20
Forfeited	(29,178)	19.48	-	-
Unvested at March 31, 2015	74,545	$25.86	5,767	$25.97

The maximum amount of compensation expense that may be recorded for the 2015 STIP and the 2013, 2014 and 2015 LTIPs at March 31, 2015 is approximately $3.6 million. However, the estimated expense expected to be recorded as of March 31, 2015 based on the performance measures in the plans, is $1.8 million of which $1.2 million is unrecognized at March 31, 2015 and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.175 per common stock dividend in the first quarter of 2015 and declared and paid a $0.15 per common stock dividend in the first quarter of 2014.

6.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2015	2014
	(In Thousands, except per share data)
Numerator for basic and diluted earnings per common share – Net income	$6,601	$5,179
Denominator:
Denominator for basic earnings per common share – weighted average common shares	9,234	9,681
Effect of warrants	291	341
Effect of employee stock options	86	86

Denominator for diluted earnings per common share	9,611	10,108
Basic earnings per common share	$0.71	$0.53

Diluted earnings per common share	$0.69	$0.51

There were 16,750 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three months ended March 31, 2015. Options to acquire 92,250 shares were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three months ended March 31, 2014.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2015	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$5,000	$2	$(1)	$5,001
Mortgage-backed securities – residential	60,121	1,644	-	61,765
REMICs	1,776	54	-	1,830
Collateralized mortgage obligations	80,900	1,856	(166)	82,590
Trust preferred securities and preferred stock	-	1	-	1
Corporate bonds	5,924	89	(5)	6,008
Obligations of state and political subdivisions	85,991	5,259	(7)	91,243
Totals	$239,712	$8,905	$(179)	$248,438

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$18	$-	$-	$18
FNMA certificates	89	2	(2)	89
GNMA certificates	37	1	-	38
Obligations of state and political subdivisions	155	-	-	155
Totals	$299	$3	$(2)	$300

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2014
Available-for-sale
Obligations of U.S. government corporations and agencies	$1,000	$-	$(20)	$980
Mortgage-backed securities - residential	58,380	1,476	-	59,856
REMICs	1,820	19	-	1,839
Collateralized mortgage obligations	80,252	1,280	(411)	81,121
Trust preferred stock and preferred stock	-	1	-	1
Corporate bonds	6,913	85	(6)	6,992
Obligations of state and political subdivisions	83,732	4,827	(27)	88,532
Total Available-for-Sale	$232,097	$7,688	$(464)	$239,321

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity*:
FHLMC certificates	$26	$-	$(8)	$18
FNMA certificates	93	2	-	95
GNMA certificates	39	1	-	40
Obligations of states and political subdivisions	155	-	-	155
Total Held-to-Maturity	$313	$3	$(8)	$308

*      FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at March 31, 2015 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,008	$1,016	$-	$-
Due after one year through five years	15,250	15,634	155	155
Due after five years through ten years	37,112	39,532	-	-
Due after ten years	43,545	46,071	-	-
MBS/CMO	142,797	146,185	144	145
	$239,712	$248,438	$299	$300

Investment securities with a carrying amount of $137.9 million at March 31, 2015 were pledged as collateral on public deposits, securities sold under repurchase agreements and Federal Reserve discount window.

As of March 31, 2015, the Company’s investment portfolio consisted of 366 securities, 18 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at March 31, 2015 and December 31, 2014:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At March 31, 2015
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$999	$(1)	$999	$(1)
Collateralized mortgage obligations	1,584	(89)	9,292	(77)	10,876	(166)
Obligations of state and political subdivisions	1,127	(1)	422	(6)	1,549	(7)
Corporate bonds	-	-	994	(5)	994	(5)
Held to maturity securities:
FNMA certificates	26	(2)	1	-	27	(2)
Total temporarily impaired securities	$2,737	$(92)	$11,708	$(89)	$14,445	$(181)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2014
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$980	$(20)	$980	$(20)
Collateralized mortgage obligations	4,466	(138)	14,633	(273)	19,099	(411)
Corporate bonds	-	-	994	(6)	994	(6)
Obligations of state and political subdivisions	1,194	(8)	1,499	(19)	2,693	(27)
Held to maturity securities:
FHLMC certificates	18	(8)	-	-	18	(8)
Total temporarily impaired securities	$5,678	$(154)	$18,106	$(318)	$23,784	$(472)

With the exception of corporate bonds, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position and it is not more than likely that the Company will be required to sell the investments before anticipated recovery.

There were no realized gains from the sales of investment securities in the first quarter of 2015 or in the first quarter of 2014.

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

In the first quarter of 2015 and 2014, management determined there was no OTTI.

The Company holds three CDOs at March 31, 2015 and December 31, 2014 with a zero value.

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was zero at March 31, 2015 and December 31, 2014.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Proceeds	$-	$1,654
Gross realized gains	-	-
Gross realized losses	-	-

8.	Loans

Loans receivable consist of the following:

	March 31, 2015	December 31, 2014
	(In Thousands)
Real Estate:

Secured by 1-4 family residential	$203,558	$206,437
Secured by multi-family residential	159,133	156,530
Secured by commercial real estate	717,343	683,958
Construction	125,144	112,385
	1,205,178	1,159,310
Other Loans:
Commercial	395,378	399,730
Home equity and improvement	110,755	111,813
Consumer Finance	14,967	15,466
	521,100	527,009
Total loans	1,726,278	1,686,319
Deduct:
Undisbursed loan funds	(40,833)	(38,653)
Net deferred loan origination fees and costs	(927)	(880)
Allowance for loan loss	(25,302)	(24,766)
Totals	$1,659,216	$1,622,020

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended March 31, 2015 and 2014 by portfolio segment (In Thousands):

Quarter Ended March 31, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766
Charge-Offs	(78)	0	(155)	0	(2)	(43)	(3)	(281)
Recoveries	19	0	597	0	40	29	12	697
Provisions	48	101	(26)	82	219	(270)	(34)	120
Ending Allowance	$2,483	$2,554	$11,684	$303	$6,766	$1,420	$92	$25,302

Quarter Ended March 31, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950
Charge-Offs	(228)	0	(228)	0	(525)	(184)	(11)	(1,176)
Recoveries	56	3	722	0	76	31	18	906
Provisions	(36)	104	(507)	4	381	165	(8)	103
Ending Allowance	$2,639	$2,615	$11,987	$138	$5,610	$1,647	$147	$24,783

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$260	$4	$317	$-	$30	$24	$5	$640

Collectively evaluated for impairment	2,223	2,550	11,367	303	6,736	1,396	87	24,662

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,483	$2,554	$11,684	$303	$6,766	$1,420	$92	$25,302

Loans:

Loans individually evaluated for impairment	$10,291	$2,445	$19,759	$150	$5,181	$2,253	$39	$40,118

Loans collectively evaluated for impairment	193,661	156,807	699,773	84,159	391,540	108,968	14,911	1,649,819

Loans acquired with deteriorated credit quality	1	-	163	-	21	-	-	185

Total ending loans balance	$203,953	$159,252	$719,695	$84,309	$396,742	$111,221	$14,950	$1,690,122

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 (In Thousands):

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2015
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,992	$68	$68
Residential Non Owner Occupied	4,347	41	40
Total Residential Real Estate	10,339	109	108
Multi-Family	2,463	8	8
CRE Owner Occupied	6,513	37	39
CRE Non Owner Occupied	10,187	133	135
Agriculture Land	760	7	13
Other CRE	2,441	10	9
Total Commercial Real Estate	19,901	187	196
Construction	150	2	2
Commercial Working Capital	1,866	13	13
Commercial Other	3,839	13	18
Total Commercial	5,705	26	31
Home Equity and Home Improvement	2,202	20	20
Consumer	43	-	-
Total Impaired Loans	$40,803	$352	$365

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2014
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,329	$85	$83
Residential Non Owner Occupied	4,084	38	38
Total Residential Real Estate	10,413	123	121
Multi-Family	388	1	1
CRE Owner Occupied	9,837	36	35
CRE Non Owner Occupied	19,355	204	204
Agriculture Land	687	3	2
Other CRE	1,862	5	5
Total Commercial Real Estate	31,741	248	246
Construction	261	3	5
Commercial Working Capital	2,924	3	3
Commercial Other	4,959	2	2
Total Commercial	7,883	5	5
Home Equity and Home Improvement	2,439	25	25
Consumer	57	1	1
Total Impaired Loans	$53,182	$406	$404

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$3,763	$3,655	$-	$3,967	$3,859	$-
Residential Non Owner Occupied	3,631	3,624	-	3,763	3,670	-
Total 1-4 Family Residential Real Estate	7,394	7,279	-	7,730	7,529	-
Multi-Family Residential Real Estate	455	307	-	2,627	2,482	-
CRE Owner Occupied	4,197	3,842	-	7,109	6,481	-
CRE Non Owner Occupied	3,226	2,878	-	4,106	3,759	-
Agriculture Land	621	621	-	213	208	-
Other CRE	2,384	2,056	-	2,923	2,378	-
Total Commercial Real Estate	10,428	9,397	-	14,351	12,826	-
Construction	150	150	-	150	150	-
Commercial Working Capital	826	827	-	1,155	1,157	-
Commercial Other	3,544	3,384	-	3,966	3,663	-
Total Commercial	4,370	4,211	-	5,121	4,820	-

Home Equity and Home Improvement	2,205	2,154	-	2,192	2,140	-
Consumer Finance	34	34	-	35	34	-

Total loans with no allowance recorded	$25,036	$23,532	$-	$32,206	$29,981	$-

With an allowance recorded:
Residential Owner Occupied	$2,305	$2,306	$247	$2,112	$2,114	$204
Residential Non Owner Occupied	701	706	13	636	638	12
Total 1-4 Family Residential Real Estate	3,006	3,012	260	2,748	2,752	216
Multi-Family Residential Real Estate	2,141	2,138	4	-	-	-
CRE Owner Occupied	3,025	2,617	152	2,667	2,257	148
CRE Non Owner Occupied	7,324	7,280	152	13,020	12,606	842
Agriculture Land	125	113	3	333	320	10
Other CRE	596	352	10	137	108	3
Total Commercial Real Estate	11,070	10,362	317	16,157	15,291	1,003
Construction	-	-	-	-	-	-
Commercial Working Capital	703	704	22	649	650	21
Commercial Other	263	266	8	264	269	9
Total Commercial	966	970	30	913	919	30
Home Equity and Home Improvement	98	99	24	101	102	24
Consumer Finance	5	5	5	-	-	-
Total loans with an allowance recorded	$17,286	$16,586	$640	$19,919	$19,064	$1,273

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2015	December 31, 2014
	(In Thousands)
Non-accrual loans	$18,703	$24,130
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	18,703	24,130
Real estate and other assets held for sale	6,392	6,181
Total non-performing assets	$25,095	$30,311
Troubled debt restructuring, still accruing	$19,616	$24,686

The following table presents the aging of the recorded investment in past due and non accrual loans as of March 31, 2015 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$138,476	$118	$242	$537	$897	$1,690
Residential Non Owner Occupied	63,262	378	362	578	1,318	1,548

Total 1-4 Family Residential Real Estate	201,738	496	604	1,115	2,215	3,238

Multi-Family Residential Real Estate	156,869	-	2,138	245	2,383	2,403

CRE Owner Occupied	313,484	1,188	1,513	1,572	4,273	4,377
CRE Non Owner Occupied	262,278	110	-	662	772	1,887
Agriculture Land	98,781	164	-	12	176	462
Other Commercial Real Estate	39,524	-	-	407	407	2,267

Total Commercial Real Estate	714,067	1,462	1,513	2,653	5,628	8,993

Construction	84,309	-	-	-	-	-

Commercial Working Capital	139,101	10	69	340	419	355
Commercial Other	255,899	233	23	1,067	1,323	3,163

Total Commercial	395,000	243	92	1,407	1,742	3,518

Consumer Finance	14,934	16	-	-	16	16
Home Equity/Home Improvement	111,060	75	56	30	161	534

Total Loans	$1,677,977	$2,292	$4,403	$5,450	$12,145	$18,702

The following table presents the aging of the recorded investment in past due and non accrual loans as of December 31, 2014 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$141,597	$39	$1,079	$365	$1,483	$1,702
Residential Non Owner Occupied	62,991	110	105	578	793	1,625

Total 1-4 Family Residential Real Estate	204,588	149	1,184	943	2,276	3,327

Multi-Family Residential Real Estate	156,413	247	-	-	247	2,546

CRE Owner Occupied	299,500	163	1,566	1,753	3,482	7,004
CRE Non Owner Occupied	243,341	119	416	1,308	1,843	2,582
Agriculture Land	93,529	-	14	-	14	686
Other Commercial Real Estate	43,835	155	-	258	413	2,359

Total Commercial Real Estate	680,205	437	1,996	3,319	5,752	12,631

Construction	73,722	-	-	-	-	-

Commercial Working Capital	135,009	-	-	951	951	1,103
Commercial Other	262,982	67	10	2,012	2,089	3,897

Total Commercial	397,991	67	10	2,963	3,040	5,000

Consumer Finance	15,326	68	57	-	125	12
Home Equity/Home Improvement	110,940	1,236	-	106	1,342	619

Total Loans	$1,639,185	$2,204	$3,247	$7,331	$12,782	$24,135

Troubled Debt Restructurings

As of March 31, 2015 and December 31, 2014, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $26.9 million and $33.0 million, respectively. The Company allocated $515,000 and $1.1 million of specific reserves to those loans at March 31, 2015 and December 31, 2014, and has committed to lend additional amounts totaling up to $14,000 and $69,000 at March 31, 2015 and December 31, 2014, respectively.

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

Of the loans modified in a TDR, $7.3 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2015 and March 31, 2014:

	Loans Modified as a TDR for the Three Months Ended March 31, 2015 ($ in thousands)		Loans Modified as a TDR for the Three Months Ended March 31, 2014 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	3	$228	9	$763
1-4 Family Non Owner Occupied	4	68	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	1	361
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	0	-	2	321
Commercial Other	0	-	0	-
Home Equity and Improvement	3	59	3	60
Consumer Finance	5	10	3	11
Total	15	$365	18	$1,516

The loans described above increased the ALLL by $64,000 in the three month period ending March 31, 2015 and decreased the ALLL by $70,000 in the three month period ending March 31, 2014.

Of the 2015 modifications, 6 were made TDRs due to the fact that the borrower has been in bankruptcy, 1 was made TDR due to extending the amortization, 5 were made TDRs due to advancing funds to a substandard credit, and 3 were made to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the quarters ending March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015 ($ in thousands)		Three Months Ended March 31, 2014 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	1	$126	0	$-
1-4 Family Non Owner Occupied	1	104	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	2	387	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	1	120	0	-
Commercial Other	0	-	0	-
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	5	$737	0	$-

The TDRs that subsequently defaulted described above had no affect on the allowance for loan losses for the three month periods ending March 31, 2015 or 2014.

The terms of certain other loans were modified during the period ending March 31, 2015 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 41 loans were modified under this definition during the three month period ended March 31, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$3,740	$128	$2,745	$-	$132,761	$139,374
1-4 Family Non Owner Occupied	52,352	2,554	4,760	-	4,913	64,579

Total 1-4 Family Real Estate	56,092	2,682	7,505	-	137,674	203,953

Multi-Family Residential Real Estate	155,041	216	3,095	-	900	159,252

CRE Owner Occupied	289,959	18,886	7,862	-	1,050	317,757
CRE Non Owner Occupied	254,234	3,728	5,068	-	20	263,050
Agriculture Land	96,190	1,759	1,008	-	-	98,957
Other CRE	35,867	62	3,455	-	547	39,931

Total Commercial Real Estate	676,250	24,435	17,393	-	1,617	719,695

Construction	72,608	-	150	-	11,551	84,309

Commercial Working Capital	131,327	7,096	1,097	-	-	139,520
Commercial Other	246,539	6,144	4,539	-	-	257,222

Total Commercial	377,866	13,240	5,636	-	-	396,742

Home Equity and Home Improvement	-	-	617	-	110,604	111,221
Consumer Finance	-	-	36	-	14,914	14,950

Total Loans	$1,337,857	$40,573	$34,432	$-	$277,260	$1,690,122

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$4,230	$131	$3,048	$365	$135,306	$143,080
1-4 Family Non Owner Occupied	51,327	2,404	4,872	7	5,174	63,784

Total 1-4 Family Real Estate	55,557	2,535	7,920	372	140,480	206,864

Multi-Family Residential Real Estate	152,290	220	3,236	-	914	156,660

CRE Owner Occupied	273,406	18,448	9,953	-	1,175	302,982
CRE Non Owner Occupied	224,073	7,898	13,186	-	27	245,184
Agriculture Land	90,875	1,849	819	-	-	93,543
Other CRE	40,147	63	3,466	-	572	44,248

Total Commercial Real Estate	628,501	28,258	27,424	-	1,774	685,957

Construction	62,355	-	150	-	11,217	73,722

Commercial Working Capital	128,229	6,287	1,444	-	-	135,960
Commercial Other	253,576	6,504	4,991	-	-	265,071

Total Commercial	381,805	12,791	6,435	-	-	401,031

Home Equity and Home Improvement	-	-	1,647	106	110,529	112,282
Consumer Finance	-	-	125	-	15,326	15,451

Total Loans	$1,280,508	$43,804	$46,937	$478	$280,240	$1,651,967

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $28,000 as of March 31, 2015.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Gain from sale of mortgage loans	$1,285	$641
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	875	905
Amortization of mortgage servicing rights	(411)	(292)
Mortgage servicing rights valuation adjustments	26	(7)
	490	606

Net revenue from sale and servicing of mortgage loans	$1,775	$1,247

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.34 billion at March 31, 2015 and $1.35 billion at December 31, 2014.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,923	$10,133
Loans sold, servicing retained	320	207
Amortization	(411)	(292)
Carrying value before valuation allowance at end of period	9,832	10,048

Valuation allowance:
Balance at beginning of period	(911)	(1,027)
Impairment (expense) recovery	26	(7)
Balance at end of period	(885)	(1,034)
Net carrying value of MSRs at end of period	$8,947	$9,014
Fair value of MSRs at end of period	$9,180	$9,628

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company established an accrual for secondary market buy-back losses that resulted in a reversal of $58,000 in the first quarter of 2015 mainly due to no actual losses being recorded in the first quarter of 2015. In the first quarter of 2014, the Company accrued $92,000 which was mostly offset by reversing $67,000 of accrued expenses related to the Freddie Mac post-foreclosure review that began in the third quarter of 2013 and was reversed in 2014 with no losses resulting.

10.	Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2015	December 31, 2014
	(In Thousands)
Non-interest-bearing checking accounts	$370,997	$379,552
Interest-bearing checking and money market accounts	737,533	727,729
Savings deposits	215,590	203,673
Retail certificates of deposit less than $250,000	422,886	422,907
Retail certificates of deposit greater than $250,000	25,687	26,952
	$1,772,693	$1,760,813

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2015	December 31, 2014
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$17,000	$-
Putable advances	5,000	12,000
Amortizable mortgage advances	9,298	9,544
Total	$31,298	$21,544

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advance can be put back to the Company at the option of the FHLB on a quarterly basis. A $5.0 million putable advance with a weighted average rate of 2.35% was not yet callable by the FHLB at March 31, 2015. The call date for this advance is June 12, 2015 and the maturity date is March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.77% as of March 31, 2015 and 1.74% as of December 31, 2014.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.65% and 1.62% on March 31, 2015 and December 31, 2014 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	March 31, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$43,984	$61,046	$37,546	$69,232
Unused lines of credit	14,492	308,145	20,385	307,449
Standby letters of credit	-	17,694	-	17,886
Total	$58,476	$386,885	$57,931	$394,567

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $29.3 million and $11.6 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2015 and December 31, 2014, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $21.3 million and $7.4 million of interest rate lock commitments at March 31, 2015 and December 31, 2014, respectively. There were $29.3 million and $11.6 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2015 and December 31, 2014, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2015			December 31, 2014
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$884	$119	$765	$351	$24	$327

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$438	$50

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

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2015:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$1,502	$527	$975
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$1,502	$527	$975

Three months ended March 31, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$1,723	$603	$1,120
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$1,723	$603	$1,120

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2015	$4,697	$(583)	$4,114
Other comprehensive income before reclassifications	975	-	975
Amounts reclassified from accumulated other comprehensive income	-	-	-

Net other comprehensive income during period	975	-	975

Balance March 31, 2015	$5,672	$(583)	$5,089

Balance January 1, 2014	$906	$(361)	$545
Other comprehensive income before reclassifications	1,120	-	1,120
Amounts reclassified from accumulated other comprehensive income	-	-	-

Net other comprehensive income during period	1,120	-	1,120

Balance March 31, 2014	$2,026	$(361)	$1,665

Note 16 – Affordable Housing Projects Tax Credit Partnership

The Company makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

The Company is a limited partner in each LIHTC Partnership. A separate unrelated third party is the general partner. Each limited partnership is managed by the general partner, who exercises full control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the income statement as a component of income tax expense (benefit). The Company elected to early adopt ASU 2014-01 in January 2014. All of the Company’s investments are accounted for under the proportional amortization method, as there were no investments held prior to January of 2014. As of March 31, 2015 and December 31, 2014 the Company had $4.6 million and $4.6 million in qualified investments recorded in other assets and $3.0 million and $3.0 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of March 31, 2015, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2015	$1,368
2016	612
2017	160
2018	414
2019	93
Thereafter	312
Total Unfunded Commitments	$2,959

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Proportional Amortization Method
Tax credits and other tax benefits recognized	$118	$0
Amortization expense in federal income taxes	89	0

There were no impairment losses of LIHTC investments for the three months ended March 31, 2015 and 2014.

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

General

First Defiance is a unitary thrift holding company that conducts business through its wholly owned subsidiaries, First Federal, First Insurance and First Defiance Risk Management. First Federal is a federally chartered stock savings bank that provides financial services to communities through 33 full service banking centers in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal operates one loan production office in central Ohio. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance, Bryan, Bowling Green, Maumee and Oregon, Ohio areas. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

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

New Capital Rules - The federal banking regulators have adopted risk-based capital guidelines for financial institutions and their holding companies, designed to absorb losses. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to financial institutions supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on financial institutions with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at .625 percent. The implementation of Basel III did not have a material impact on First Defiance’s or First Federal’s capital ratios.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $299,000 at March 31, 2015. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $248.4 million at March 31, 2015. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($5.0 million), certain municipal obligations ($91.2 million), CMOs/REMICs ($84.4 million), corporate bonds ($6.0 million), mortgage backed securities ($61.8 million).

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

Changes in Financial Condition

At March 31, 2015, First Defiance's total assets, deposits and stockholders' equity amounted to $2.20 billion, $1.77 billion and $273.1 million, respectively, compared to $2.18 billion, $1.76 billion and $279.5 million, respectively, at December 31, 2014.

Net loans receivable (excluding loans held for sale) increased $37.2 million to $1.66 billion. The variance in loans receivable between March 31, 2015 and December 31, 2014 include increases in commercial real estate loans (up $36.0 million) and construction loans (up $10.6 million). These increases were partially offset by decreases in commercial loans (down $4.3 million), residential real estate loans (down $2.8 million), home equity loans (down $1.1 million) and consumer loans (down $500,000).

The investment securities portfolio increased $9.1 million to $248.7 million at March 31, 2015 from $239.6 million at December 31, 2014. The increase is the result of $14.2 million of securities being purchased during the first three months of 2015, somewhat offset by $1.0 million of securities maturing or being called in the period, principal pay downs of $5.4 million in CMOs and mortgage-backed securities. There was an unrealized gain in the investment portfolio of $8.7 million at March 31, 2015 compared to an unrealized gain of $7.2 million at December 31, 2014.

Deposits increased from $1.76 billion at December 31, 2014 to $1.77 billion as of March 31, 2015. Non-interest bearing demand deposits decreased $8.6 million to $371.0 million and retail time deposits decreased $1.3 million to $448.6 million. These decreases were mostly offset by increases in interest-bearing demand deposits and money market accounts of $9.8 million to $737.5 million and savings accounts of $11.9 million to $215.6 million.

Stockholders’ equity decreased from $279.5 million at December 31, 2014 to $273.1 million at March 31, 2015. The decrease in stockholders’ equity was the result of the $12.0 million cost of repurchasing the warrant issued to the U.S Treasury under the TARP Capital Purchase Progam, $1.6 million of common stock dividends being paid in the first quarter of 2015 and $1.3 million in repurchased common stock. These were partially offset by recording net income of $6.6 million, an increase in other comprehensive income of $975,000 and a $723,000 increase due to stock option exercises.

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

	Three Months Ended March 31,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,647,059	$17,932	4.42%	$1,544,902	$16,672	4.38%
Securities	241,023	2,111	3.67	202,275	1,932	3.93
Interest bearing deposits	56,579	39	0.28	172,666	101	0.24
FHLB stock	13,802	139	4.08	17,302	195	4.57
Total interest-earning assets	1,958,463	20,221	4.20	1,937,145	18,900	3.96
Non-interest-earning assets	221,113			209,224
Total assets	$2,179,576			$2,146,369

Interest-bearing liabilities:
Deposits	$1,394,262	$1,272	0.37%	$1,399,951	$1,358	0.39%
FHLB advances and other	21,490	110	2.08	22,363	133	2.41
Subordinated debentures	36,129	147	1.65	36,134	146	1.64
Securities sold under repurchase agreements	53,869	38	0.29	52,588	41	0.32
Total interest-bearing liabilities	1,505,750	1,567	0.42	1,511,036	1,678	0.45
Non-interest bearing deposits	366,121	-		341,286	-
Total including non-interest bearing demand deposits	1,871,871	1,567	0.34	1,852,322	1,678	0.37
Other non-interest-bearing liabilities	27,788			20,302
Total liabilities	1,899,659			1,872,624
Stockholders' equity	279,917			273,745
Total liabilities and stock- holders' equity	$2,179,576			$2,146,369
Net interest income; interest rate spread		$18,654	3.78%		$17,222	3.51%
Net interest margin (3)			3.88%			3.61%
Average interest-earning assets to average interest-bearing liabilities			130%			128%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended March 31, 2015 and 2014

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2015 was $6.6 million compared to net income of $5.2 million for the comparable period in 2014. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2015 were $0.71 and $0.69, respectively, compared to basic and diluted earnings per common share of $0.53 and $0.51, respectively, for the quarter ended March 31, 2014. The first quarter 2014 results were negatively impacted by $511,000 ($786,000 before tax), or $0.05 per diluted common share, for costs related to the termination of the merger with First Community Bank.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $18.2 million for the quarter ended March 31, 2015, up from $16.8 million for the same period in 2014. The tax-equivalent net interest margin was 3.88% for the quarter ended March 31, 2015, an increase from 3.61% for the same period in 2014. The increase in margin between the 2014 and 2015 first quarters was due to an increase in interest-earning asset yields, which increased to 4.20% for the quarter ended March 31, 2015, up 24 basis points from 3.96% for the same period in 2014. The cost of interest-bearing liabilities between the two periods decreased 3 basis points to 0.42% in the first quarter of 2015 from 0.45% in the same period in 2014. Solid loan growth in the first quarter improved the earning asset mix and yield, increasing the net interest margin. Management continues to analyze and look for additional opportunities to maintain its margin, as well as other alternatives to minimize the impact of the sustained low rate environment.

Total interest income increased $1.3 million to $19.8 million for the quarter ended March 31, 2015 from $18.5 million for the quarter ended March 31, 2014. An increase in the loan portfolio yield to 4.42% was partially offset by a decrease in investment interest income caused by a drop in yields, which declined to 3.67% at March 31, 2015. Despite the drop in yields, interest income from investments increased to $1.7 million for the quarter ended March 31, 2015 compared to $1.5 million for the same period in 2014 due to increased volumes. Income from loans increased to $17.9 million for the quarter ended March 31, 2015 compared to $16.7 million for the same period in 2014 due to $37.7 million of loan growth as well as a recovery of approximately $264,000 of non-accrual interest as a result of pay-offs and loans being put back on accrual status.

Interest expense decreased by $111,000 in the first quarter of 2015 compared to the same period in 2014, to $1.6 million from $1.7 million. This decrease was due to a 3 basis point decline in the average cost of interest-bearing liabilities in the first quarter of 2015 from the continued low rate environment resulting in slight decreases in rate on all the interest-bearing liability categories. Interest expense related to interest-bearing deposits was $1.3 million in the first quarter of 2015 compared to $1.4 million for the same period in 2014. Interest expense recognized by the Company related to subordinated debentures was $147,000 in the first quarter of 2015 compared to $146,000 for the same period in 2014. Expenses on FHLB advances and securities sold under repurchase agreements were $110,000 and $38,000 respectively in the first quarter of 2015 compared to $133,000 and $41,000 respectively for the same period in 2014.

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

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb incurred credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the Company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $640,000 at March 31, 2015. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling twelve quarters ending March 31, 2015.

The stratification of the loan portfolio resulted in a quantitative general allowance of $5.0 million at March 31, 2015 compared to $7.8 million at December 31, 2014. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, and residential loans.

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

The qualitative analysis at March 31, 2015 indicated a general reserve of $19.7 million compared with $15.7 million at December 31, 2014. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to increase several of these due in part to the regional economy reflecting overall mixed movements in unemployment rates in the Northwest Ohio and adjoining market counties in Indiana and Michigan. This along with the strong growth achieved in the first quarter amidst highly competitive conditions on pricing and terms, including the continued growth in our new Business Banking initiative, and balances generated from the expansion into the Columbus market through a new loan production office and changes in the commercial lending credit process were also factors considered in the qualitative analysis. The three year rolling average has led to reductions in the quantitative factors that management believes to be outpacing the overall reduction of risk in the loan portfolio. The qualitative risk factors have been increased as management believes more progress is warranted before reducing allowance levels for historical factor reductions.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.36% for construction loans to 1.71% for commercial loans at March 31, 2015.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the first quarter of 2015 was $120,000, compared to $103,000 for the same period in 2014. The allowance for loan losses was $25.3 million and $24.8 million and represented 1.50% and 1.50% of loans, net of undisbursed loan funds and deferred fees and costs, as of March 31, 2015 and December 31, 2014, respectively. The provision of $120,000 was offset by charge offs of $281,000 and recoveries of $697,000, resulting in an increase to the overall allowance for loan loss of $536,000 for the first quarter of 2015. In management’s opinion, the overall allowance for loan losses of $25.3 million as of March 31, 2015 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2015, First Defiance had write-downs that totaled $522,000 for real estate held for sale and fixed assets transferred to real estate held for sale. Management believes that the values recorded at March 31, 2015 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $34.3 million at March 31, 2015, compared to $47.3 million at December 31, 2014.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 135.3% at March 31, 2015 compared with 102.6% at December 31, 2014. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2015 are appropriate. Of the $18.7 million in non-accrual loans at March 31, 2015, $13.3 million or 71.1% are less than 90 days past due.

At March 31, 2015, First Defiance had total non-performing assets of $25.1 million, compared to $30.3 million at December 31, 2014. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at March 31, 2015 and December 31, 2014 by category were as follows:

Table 1 – Nonperforming Asset

	March 31,	December 31,
	2015	2014
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$3,241	$3,332
Non-residential and multi-family residential real estate	11,399	15,174
Commercial	3,513	4,993
Construction	-	-
Home equity and improvement	534	619
Consumer Finance	16	12
Total non-performing loans	18,703	24,130

Real estate owned	6,392	6,181
Other repossessed assets	-	-
Total repossessed assets	$6,392	6,181

Total Nonperforming assets	$25,095	$30,311

Restructured loans, accruing	$19,616	$24,686

Total nonperforming assets as a percentage of total assets	1.14%	1.39%
Total nonperforming loans as a percentage of total loans*	1.11%	1.47%
Total nonperforming assets as a percentage of total loans plus REO*	1.48%	1.83%
Allowance for loan losses as a percent of total nonperforming assets	100.82%	81.71%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2014 and March 31, 2015 is primarily in commercial and commercial real estate loans. The balance of these types of non-performing loans were $1.5 million and $3.8 million lower, respectively, at March 31, 2015 compared to December 31, 2014.

Non-performing loans in the commercial loan category represented 0.89% of the total loans in those categories at March 31, 2015 compared to 1.25% for the same category at December 31, 2014. Non-performing loans in the commercial real estate loan category represented 1.30% of the total loans in those categories at March 31, 2015 compared to 1.81% for the same category at December 31, 2014. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the first quarter of 2015 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of March 31, 2015, commercial real estate, which represented 50.77% of total loans, accounted for 106.25% of net recoveries and 60.95% of nonaccrual loans, and commercial loans, which represented 22.90% of total loans, accounted for 9.13% of net recoveries and 18.78% of nonaccrual loans. For the three months ended and as of March 31, 2014, commercial real estate, which represented 50.85% of total loans, accounted for (184.08)% of net charge-offs (recovery) and 58.57% of nonaccrual loans, and commercial loans, which represented 23.89% of total loans, accounted for 166.30% of net charge-offs and 28.84% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended March 31, 2015		As of March 31, 2015
	Net Charge-	% of Total Net	Nonaccrual	% of Total Non-
	offs(Recovery)	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$59	(14.18)%	$3,241	17.33%
Construction	-	0.00%	-	0.00%
Commercial real estate	(442)	106.25%	11,399	60.95%
Commercial	(38)	9.13%	3,513	18.78%
Consumer	(9)	1.92%	16	0.09%
Home equity and improvement	14	(3.12)%	534	2.85%
Total	$(416)	100.00%	$18,703	100.00%

	For the Three Months Ended March 31, 2014		As of March 31, 2014
	Net Charge-	% of Total Net	Nonaccrual	% of Total Non-
	offs(Recovery)	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$172	63.70%	$2,974	11.11%
Construction	-	0.00%	-	0.00%
Commercial real estate	(497)	(184.08)%	15,682	58.57%
Commercial	449	166.30%	7,723	28.84%
Consumer	(7)	(2.59)%	-	0.00%
Home equity and improvement	153	56.67%	395	1.48%
Total	$270	100.00%	$26,774	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	1st 2015	4th 2014	3rd 2014	2nd 2014	1st 2014
	(In Thousands)

Allowance at beginning of period	$24,766	$24,567	$24,627	$24,783	$24,950
Provision for credit losses	120	162	406	446	103
Charge-offs:
Residential	78	61	95	42	228
Commercial real estate	155	505	246	39	228
Commercial	2	212	1,272	973	525
Consumer finance	3	1	16	12	11
Home equity and improvement	43	87	42	80	184
Total charge-offs	281	866	1,671	1,146	1,176
Recoveries	697	903	1,205	544	906
Net charge-offs	(416)	(37)	466	602	270
Ending allowance	$25,302	$24,766	$24,567	$24,627	$24,783

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,483	11.79%	$2,494	12.24%	$2,424	12.44%	$2,345	12.30%	$2,639	12.38%
Construction	303	7.25%	221	6.66%	214	6.95%	199	6.68%	138	5.15%
Commercial real estate	14,238	50.77%	13,721	49.84%	13,668	49.65%	13,956	49.36%	14,602	50.85%
Commercial	6,766	22.90%	6,509	23.70%	6,420	23.35%	6,199	24.01%	5,610	23.89%
Consumer	92	0.87%	117	0.92%	150	0.99%	148	0.97%	147	1.03%
Home equity and improvement	1,420	6.42%	1,704	6.64%	1,691	6.62%	1,780	6.68%	1,647	6.70%
	$25,302	100.00%	$24,766	100.00%	$24,567	100.00%	$24,627	100.00%	$24,783	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	1st Qtr 2015	4th Qtr 2014	3rd Qtr 2014	2nd Qtr2014	1st Qtr 2014
Allowance for loan losses / loans*	1.50%	1.50%	1.50%	1.56%	1.58%
Allowance for loan losses to net charge-offs	-6082.21%	-66935.14%	5271.89%	4090.86%	9178.89%
Allowance for loan losses / non-performing assets	100.82%	81.71%	88.21%	80.96%	75.55%
Allowance for loan losses / non-performing loans	135.28%	102.64%	109.07%	99.05%	92.56%
Non-performing assets / loans plus REO*	1.48%	1.83%	1.70%	1.92%	2.09%
Non-performing assets / total assets	1.14%	1.39%	1.29%	1.41%	1.52%
Net charge-offs / average loans (annualized)	-0.10%	-0.01%	0.12%	0.16%	0.07%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $1.0 million in the first quarter of 2015 to $8.3 million from $7.3 million for the same period in 2014.

Service Fees. Service fees and other charges increased by $205,000 or 8.8% in the first quarter of 2015 compared to the same period in 2014 due to new fee structures and product redesigns implemented late in 2014.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending March 31, 2015 and 2014 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $657,000 and $699,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $15,000 at March 31, 2015, $16,000 at December 31, 2014 and $8,000 at March 31, 2014.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $528,000 to $1.8 million for the first quarter of 2015 compared to $1.2 million for the same period of 2014. The decrease in the long term rates contributed to the increase in mortgage banking activity in the first quarter 2015. Gains realized from the sale of mortgage loans increased in the first quarter of 2015 to $1.3 million from $641,000 in the first quarter of 2014. The amortization of mortgage servicing rights expense increased $119,000 to $411,000 in the first quarter of 2015 compared to $292,000 in the same period in 2014. The Company recorded a positive valuation adjustment of $26,000 on mortgage servicing rights in the first quarter of 2015 compared to a negative valuation adjustment of $7,000 in the first quarter of 2014.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products was $3.1 million in the first quarter of 2015 compared to $3.0 million in the first quarter of 2014. First Defiance’s insurance subsidiary, First Insurance, typically recognizes contingent revenues during the first quarter. These revenues are bonuses paid by insurance carriers when the Company achieves certain loss ratios or growth targets. In the first quarter of 2015, First Insurance earned $967,000 of contingent income compared to $878,000 for the first quarter of 2014.

Non-Interest Expense.

Non-interest expense increased to $16.9 million for the first quarter of 2015 compared to $16.7 million for the same period in 2014.

Compensation and Benefits. Compensation and benefits increased to $8.9 million for the quarter ended March 31, 2015 from $8.5 million for the same period in 2014. The increase is mainly attributable to merit increases and higher incentive compensation accruals partially offset by lower medical insurance costs.

Other Non-Interest Expenses. Other non-interest expenses decreased $428,000 to $3.6 million for the quarter ended March 31, 2015 from $4.1 million for the same period in 2014. The decrease in other non-interest expense is due to a $786,000 cost in the first quarter 2014 for terminating a merger agreement which was partially offset by $522,000 of fixed asset and real estate owned write-downs in the first quarter of 2015.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2015 was 62.73% compared to 67.87% for the first quarter of 2014.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 30.18% for the quarter ended March 31, 2015 compared to 29.61% for the same period in 2014. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $2.8 million of cash provided by operating activities during the first three months of 2015. The Company's cash provided by operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At March 31, 2015, First Federal had $105.0 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $340.3 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $29.3 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, the Company adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer, includes the fully phased-in 2.50% buffer.

The Company met each of the well capitalized ratio guidelines at March 31, 2015. The following table indicates the capital ratios for First Defiance and First Federal at March 31, 2015 and December 31, 2014. (In Thousands):

As of March 31, 2015
	Leverage	Tier 1 Risk- Based	Common Equity Tier 1	Total Risk-Based
First Federal Bank of the Midwest	11.00%	12.16%	12.16%	13.41%
First Defiance Financial Corp.	11.64%	12.87%	12.87%	14.12%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer (fully phased-in)	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (First Federal only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2014
	Leverage	Tier 1 Risk- Based	Common Equity Tier 1	Total Risk-Based
First Federal Bank of the Midwest	11.31%	13.21%	N/A	14.46%
First Defiance Financial Corp.	11.89%	13.89%	N/A	15.15%
Adequately capitalized ratio	4.00%	4.00%	N/A	8.00%
Well capitalized ratio (First Federal only)	5.00%	6.00%	N/A	10.00%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the Annual Report on Form 10-K for the year ended December 31, 2014, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using March 31, 2015 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of March 31, 2015 was considered to be remote given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the three months ended March 31, 2015 and the year-ended December 31, 2014.

March 31, 2015
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	456,975	40,766	9.79%
+ 300 bp	450,216	34,007	8.17%
+ 200 bp	442,063	25,854	6.21%
+ 100 bp	432,814	16,606	3.99%
0 bp	416,209	–	–
- 100 bp	391,693	(24,516)	(5.89)%

December 31, 2014
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	475,594	47,730	11.16%
+ 300 bp	467,028	39,164	9.15%
+ 200 bp	457,038	29,174	6.82%
+ 100 bp	446,184	18,320	4.28%
0 bp	427,864	-	-
- 100 bp	403,088	(24,776)	(5.79)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither First Defiance nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance, December 31, 2013				333,898
January 1 – January 31, 2015	37,857	$33.38	37,857	296,041
February 1 – February 28, 2015	-	-	-	296,041
March 1 – March 31, 2015	10,523	32.28	-	296,041
Total	48,380	$33.14	37,857	296,041

(1)	The reported shares were repurchased pursuant to First Defiance’s publicly announced stock repurchase program, which became effective October 20, 2014. Up to 469,000 shares were authorized to be purchased under the program. There is no expiration date for the program.

(2)	The number of shares shown represents, as of the end of each period, the maximum number of shares of common stock that may yet be purchased under the publicly announced stock repurchase program. The shares may be purchased, from time to time, depending on market conditions.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Code of Regulations (1)

Exhibit 3.3	Amendment to Articles of Incorporation (2)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Balance Sheet at March 31, 2015 and December 31, 2014, (ii) Unaudited Consolidated Condensed Statements of Income for the Three Months ended March 31, 2015 and 2014 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three Months ended March 31, 2015 and 2014, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholder’ Equity for the Three Months ended March 31, 2015 and 2014, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: May 8, 2015	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: May 8, 2015	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

