Form 10-Q
period 2015-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2015-08-07
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,277,113 shares outstanding at July 31, 2015.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2015	December 31, 2014

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$33,586	$41,936
Federal funds sold	32,000	71,000
	65,586	112,936
Securities:
Available-for-sale, carried at fair value	237,012	239,321
Held-to-maturity, carried at amortized cost (fair value $261 and $308 at June 30, 2015 and December 31, 2014, respectively)	257	313
	237,269	239,634
Loans held for sale	9,793	4,535
Loans receivable, net of allowance of $25,384 at June 30, 2015 and $24,766 at December 31, 2014, respectively	1,680,332	1,622,020
Accrued interest receivable	6,204	6,037
Federal Home Loan Bank stock	13,802	13,802
Bank owned life insurance	51,433	47,013
Premises and equipment	39,393	40,496
Real estate and other assets held for sale	5,371	6,181
Goodwill	61,525	61,525
Core deposit and other intangibles	2,016	2,395
Mortgage servicing rights	9,128	9,012
Deferred taxes	69	-
Other assets	14,589	13,366
Total assets	$2,196,510	$2,178,952

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2015	December 31, 2014

Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,763,390	$1,760,813
Advances from the Federal Home Loan Bank	41,050	21,544
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	54,237	54,759
Advance payments by borrowers	2,492	2,309
Deferred taxes	-	1,176
Other liabilities	23,230	22,763
Total liabilities	1,920,482	1,899,447

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,722,469 and 12,735,313 shares issued and 9,275,183 and 9,234,534 shares outstanding, respectively	127	127
Common stock warrant	-	878
Additional paid-in capital	125,231	136,266
Accumulated other comprehensive income, net of tax of $1,397 and $2,214, respectively	2,594	4,114
Retained earnings	210,169	200,600
Treasury stock, at cost, 3,447,286 and 3,500,779 shares respectively	(62,093)	(62,480)
Total stockholders’ equity	276,028	279,505

Total liabilities and stockholders’ equity	$2,196,510	$2,178,952

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest Income
Loans	$18,139	$16,878	$36,026	$33,529
Investment securities:
Taxable	918	852	1,832	1,627
Non-taxable	803	756	1,581	1,508
Interest-bearing deposits	41	118	80	219
FHLB stock dividends	136	170	275	365
Total interest income	20,037	18,774	39,794	37,248
Interest Expense
Deposits	1,312	1,327	2,584	2,685
FHLB advances and other	173	133	283	266
Subordinated debentures	150	146	297	292
Notes payable	37	39	75	80
Total interest expense	1,672	1,645	3,239	3,323
Net interest income	18,365	17,129	36,555	33,925
Provision for loan losses	-	446	120	549
Net interest income after provision for loan losses	18,365	16,683	36,435	33,376
Non-interest Income
Service fees and other charges	2,690	2,508	5,219	4,832
Insurance commissions	2,344	2,244	5,483	5,274
Mortgage banking income	1,793	1,540	3,568	2,787
Gain on sale of non-mortgage loans	197	36	233	39
Gain on sale or call of securities	-	471	-	471
Trust income	367	302	725	580
Income from Bank Owned Life Insurance	212	235	420	454
Other non-interest income	206	281	443	506
Total non-interest income	7,809	7,617	16,091	14,943
Non-interest Expense
Compensation and benefits	9,182	8,709	18,105	17,181
Occupancy	1,809	1,704	3,573	3,292
FDIC insurance premium	319	353	670	738
Financial institutions tax	411	514	893	1,009
Data processing	1,599	1,479	3,121	2,844
Amortization of intangibles	162	274	379	563
Other non-interest expense	3,314	3,324	6,953	7,391
Total non-interest expense	16,796	16,357	33,694	33,018
Income before income taxes	9,378	7,943	18,832	15,301
Federal income taxes	2,815	2,254	5,668	4,433
Net Income	$6,563	$5,689	$13,164	$10,868

Earnings per common share (Note 6)
Basic	$0.71	$0.59	$1.42	$1.13
Diluted	$0.70	$0.57	$1.39	$1.08
Dividends declared per share (Note 5)	$0.20	$0.15	$0.375	$0.30
Average common shares outstanding (Note 6)
Basic	9,268	9,607	9,251	9,644
Diluted	9,349	10,066	9,483	10,096

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$6,563	$5,689	$13,164	$10,868

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(3,839)	2,743	(2,337)	4,465
Reclassification adjustment for security gains (losses) included in net income(1)	-	(471)	-	(471)
Income tax benefit (expense)	1,344	(795)	817	(1,397)
Other comprehensive income (loss)	(2,495)	1,477	(1,520)	2,597

Comprehensive income	$4,068	$7,166	$11,644	$13,465

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended June 30, 2015 and 2014 was $0 and $141, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the six months ended June 30, 2015 and 2014 was $0 and $141, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2015	$-	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505
Net income						13,164		13,164
Other comprehensive loss					(1,520)			(1,520)
Stock option expense				59				59
Warrant repurchase			(878)	(11,101)				(11,979)
65,206 shares issued under stock option plan, with $659 income tax benefit, net of 12,844 repurchased and retired				213		(312)	1,360	1,261
Restricted share activity under stock incentive Plans, including 15,006 shares issued				(223)		185	270	232
1,090 shares issued direct purchases				17			21	38
37,857 shares repurchased							(1,264)	(1,264)
Common stock dividends declared						(3,468)		(3,468)
Balance at June 30, 2015	$-	$127	$-	$125,231	$2,594	$210,169	$(62,093)	$276,028

Balance at January 1, 2014	$-	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147
Net income						10,868		10,868
Other comprehensive income					2,597			2,597
Stock option expense				34				34
26,900 shares issued under stock option plan with $58 income tax benefit, net of repurchases				18		(23)	438	433
Restricted share activity under Stock Incentive Plans including 13,087 shares issued				(342)			212	(130)
2,352 shares issued direct purchases				26			38	64
247,269 shares repurchased							(6,675)	(6,675)
Common stock dividends declared						(2,889)		(2,889)
Balance at June 30, 2014	$-	$127	$878	$136,139	$3,142	$190,246	$(54,083)	$276,449

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income	$13,164	$10,868
Items not requiring (providing) cash
Provision for loan losses	120	549
Depreciation	1,624	1,462
Amortization of mortgage servicing rights, net of impairment recoveries	690	623
Amortization of core deposit and other intangible assets	379	563
Net amortization of premiums and discounts on loans and deposits	231	295
Amortization of premiums and discounts on securities	376	156
Loss on write-downs of property, plant and equipment	426	-
Change in deferred taxes	(428)	(218)
Proceeds from the sale of loans held for sale	108,174	69,421
Originations of loans held for sale	(111,707)	(67,695)
Gain from sale of loans	(2,764)	(1,667)
Gain from sale or call of securities	-	(471)
Loss on sale or write-down of real estate and other assets held for sale	259	3
Stock option expense	59	34
Restricted stock expense (benefit)	232	(130)
Income from bank owned life insurance	(420)	(454)
Changes in:
Accrued interest receivable	(167)	48
Other assets	(1,223)	(5,094)
Other liabilities	467	3,190
Net cash provided by (used in) operating activities	9,492	11,483

Investing Activities
Proceeds from maturities of held-to-maturity securities	55	56
Proceeds from maturities, calls and pay-downs of available-for-sale securities	15,648	9,958
Proceeds from sale of real estate and other assets held for sale	1,690	1,295
Proceeds from the sale of available-for-sale securities	-	3,782
Proceeds from sale of non-mortgage loans	501	10,584
Purchases of available-for-sale securities	(16,051)	(43,550)
Proceeds from Federal Home Loan Bank stock redemption	-	5,548
Purchase of bank-owned life insurance	(4,000)	(4,000)
Purchases of portfolio mortgage loans	-	(5,118)
Purchases of premises and equipment, net	(1,214)	(2,335)
Net increase in loans receivable	(59,803)	(7,945)
Net cash used in investing activities	(63,174)	(31,725)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	2,760	6,187
Repayment of Federal Home Loan Bank advances	(7,494)	(486)
Increase in Federal Home Loan Bank advances	27,000	-
Increase (decrease) in securities sold under repurchase agreements	(522)	536
Repayment of warrants	(11,979)	-
Proceeds from exercise of stock options	1,261	433
Proceeds from treasury stock sales	38	64
Cash dividends paid on common stock	(3,468)	(2,889)
Net cash paid for repurchase of common stock	(1,264)	(6,675)
Net cash provided by (used in) financing activities	6,332	(2,830)
Increase (decrease) in cash and cash equivalents	(47,350)	(23,072)
Cash and cash equivalents at beginning of period	112,936	179,318
Cash and cash equivalents at end of period	$65,586	$156,246

Supplemental cash flow information:
Interest paid	$3,218	$3,310
Income taxes paid	$5,200	$3,650
Transfers from loans to real estate and other assets held for sale	$872	$993

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

June 30, 2015 and 2014

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

The accompanying consolidated condensed financial statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2014 Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

Allowance for Loan Losses

Beginning June 30, 2015, the Company refined the methodology to its allowance for loan loss calculation pertaining to the general reserve component for non-impaired loans. There was no change to the calculation of the component for reserves on impaired loans. Within the general reserve, the determination of the historical loss component was modified from using a three-year average annual loss rate to a loss migration measurement. The loss migration measurement implemented June 30, 2015, utilizes an average of four (4) four-year loss migration periods for each loan portfolio segment with differentiation between loan risk grades. This approach provides for a more precise reflection of probable incurred losses by risk grade within each loan portfolio segment over an average loan life cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio, thereby requiring less weight to the subjective components of the allowance for loan losses. Prior to June 30, 2015, the approach to this component quantified the historical loss by calculating a rolling twelve quarter average annual loss rate for each portfolio segment, without differentiation between loan risk grades. This modification resulted in a change of the general reserves between the loan portfolio segments but did not have a material impact on the overall allowance for loan losses.

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

Newly Issued Accounting Standards

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The Company adopted the amendments in this ASU effective January 1, 2015. In addition, the expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings is effective for the Company’s reporting period ending June 30, 2015. All of the Company's repurchase agreements are typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement should be applied retrospectively for all periods presented, effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company early adopted ASU 2014-01 in January 2014 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in ASU 2014-04 to Topic 310, “Receivables - Troubled Debt Restructurings by Creditors,” is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company adopted ASU 2014-04 on January 1, 2015 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$2,982	$-	$2,982
Mortgage-backed - residential	-	59,713	-	59,713
REMICs	-	1,751	-	1,751
Collateralized mortgage obligations	-	77,287	-	77,287
Preferred stock	1	-	-	1
Corporate bonds	1,995	3,998	-	5,993
Obligations of state and political subdivisions	-	89,285	-	89,285
Mortgage banking derivative - asset	-	732	-	732
Mortgage banking derivative - liability	-	-	-	-

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$980	$-	$980
Mortgage-backed - residential	-	59,856	-	59,856
REMICs	-	1,839	-	1,839
Collateralized mortgage obligations	-	81,121	-	81,121
Preferred stock	1	-	-	1
Corporate bonds	1,989	5,003	-	6,992
Obligations of state and political subdivisions	-	88,532		88,532
Mortgage banking derivative - asset	-	351	-	351
Mortgage banking derivative - liability	-	24	-	24

There were no assets measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2015.

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014:

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

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$408	$408
Multi Family Residential	-	-	107	107
Commercial Real Estate	-	-	5,304	5,304
Commercial loans	-	-	61	61
Home Equity and Improvement	-	-	95	95
Total Impaired loans	-	-	5,975	5,975
Mortgage servicing rights	-	954	-	954
Real estate held for sale
Residential	-	-	66	66
CRE	-	-	342	342
Total real estate held for sale	-	-	408	408

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$419	$419
Multi Family Residential	-	-	269	269
Commercial Real Estate	-	-	6,665	6,665
Commercial	-	-	340	340
Home Equity and Improvement	-	-	98	98
Total impaired loans	-	-	7,791	7,791
Mortgage servicing rights	-	1,034	-	1,034
Real estate held for sale
Residential	-	-	-	-
CRE	-	-	739	739
Total real estate held for sale	-	-	739	739

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$5,975	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – Applies to all classes	$408	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20-30%	27%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $6.0 million, with a $12,000 valuation allowance and a fair value of $7.8 million, with a $19,000 valuation allowance at June 30, 2015 and December 31, 2014, respectively. A provision recovery of $98,000 and $719,000 for the three months and six months ended June 30, 2015 and a provision expense of $725,000 and $1.5 million for the three and six months ended June 30, 2014 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $954,000 with a valuation allowance of $743,000 and a fair value of $1.0 million with a valuation allowance of $911,000 at June 30, 2015 and December 31, 2014, respectively. A recovery of $141,000 and $167,000 for the three and six months ended June 30, 2015 and a recovery of $44,000 and $37,000 for the three and six months ended June 30, 2014, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale and fixed assets transferred to real estate held for sale was $182,000 and $705,000 for the three and six months ended June 30, 2015, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was $73,000 for the three and six months ended June 30, 2014.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2015.

		Fair Value Measurements at June 30, 2015 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$65,586	$65,586	$65,586	$-	$-
Investment securities	237,269	237,273	1,996	235,277	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,690,125	1,699,398	-	10,216	1,689,182
Accrued interest receivable	6,204	6,204	-	860	5,344

Financial Liabilities:
Deposits	$1,763,390	$1,766,560	$378,970	$1,387,590	$-
Advances from Federal Home Loan Bank	41,050	41,209	-	41,209	-
Securities sold under repurchase agreements	54,237	54,237	-	54,237	-
Subordinated debentures	36,083	35,318	-	-	35,318

		Fair Value Measurements at December 31, 2014 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$112,936	$112,936	$112,936	$-	$-
Investment securities	239,634	239,629	1,990	237,639	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,626,555	1,632,507	-	4,741	1,627,766
Accrued interest receivable	6,037	6,037	3	846	5,188

Financial Liabilities:
Deposits	$1,760,813	$1,762,733	$379,552	$1,383,181	$-
Advances from Federal Home Loan Bank	21,544	21,772	-	21,772	-
Securities sold under repurchase agreements	54,759	54,759	-	54,759	-
Subordinated debentures	36,083	35,307	-	-	35,307

4. Stock Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaced all pre-existing plans. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity Plan. The 2010 Equity Plan allows for issuance of up to 350,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of June 30, 2015, 96,820 options are outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In 2014, the Company approved a 2014 Short-Term (“STIP”) Equity Incentive Plan and a 2014 Long-Term (“LTIP”) Equity Incentive Plan for selected members of management.

Under the 2014 STIP, the participants may earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2014 STIP were determined as of December 31, 2014 and paid out in cash in the first quarter of 2015. The participants are required to be employed on the day of payout in order to receive such payment.

Under the 2014 LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 30,538 RSU’s to the participants in the 2014 LTIP effective January 1, 2014, which represents the maximum target award. The amount of benefit under the 2014 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2016. The awards will vest at the end of the performance period ending December 31, 2016. The benefits earned under the 2014 LTIP will be paid out in equity in the first quarter of 2017. The participants are required to be employed on the day of payout in order to receive such payment.

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

Under the 2015 LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 24,757 RSU’s to the participants in the 2015 LTIP effective January 1, 2015, which represents the maximum target award. The amount of benefit under the 2015 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2017. The awards will vest at the end of the performance period ending December 31, 2017. The benefits earned under the 2015 LTIP will be paid out in equity in the first quarter of 2018. The participants are required to be employed on the day of payout in order to receive such payment.

In the second quarter of 2015, the Company granted 2,160 restricted shares to directors. These shares have a one-year vesting period.

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

The fair value of stock options granted during the six months ended June 30, 2015 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Six Months ended
	June 30, 2015	June 30, 2014
Expected average risk-free rate	2.04%	1.64%
Expected average life	10.00 years	7.44 years
Expected volatility	42.00%	44.62%
Expected dividend yield	2.10%	2.17%

The weighted-average fair value of options granted was $13.13 for the six months ended June 30, 2015 and $11.25 for the six months ended June 30, 2014.

Following is activity under the plans during the six months ended June 30, 2015:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2015	173,720	$20.80
Forfeited or cancelled	(5,100)	25.36
Exercised	(78,050)	22.01
Granted	6,250	32.94
Options outstanding, June 30, 2015	96,820	$20.37	3.72	$1,661
Vested or expected to vest at June 30, 2015	96,820	$20.37	3.72	$1,661
Exercisable at June 30, 2015	82,170	$18.74	2.77	$1,544

As of June 30, 2015, there was $157,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 4.06 years.

At June 30, 2015, 74,545 RSU’s and 7,927 stock grants were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established with the plan documents. A total expense of $477,000 was recorded during the six months ended June 30, 2015 compared to an expense of $130,000 for the same period in 2014. The lower expense in the first six months of 2014 was due to accrual reversals primarily from the 2013 LTIP adjusting for the actual payout in year one as well as adjusting the estimated payouts in year two and three. There was approximately $193,000 included within other liabilities at June 30, 2015 related to the STIP.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2015	91,812	$21.00	5,767	$25.97
Granted	24,757	32.30	15,006	19.51
Vested	(12,846)	17.20	(12,846)	17.20
Forfeited	(29,178)	19.48	-	-
Unvested at June 30, 2015	74,545	$25.86	7,927	$27.95

The maximum amount of compensation expense that may be recorded for the 2015 STIP and the 2013, 2014 and 2015 LTIPs at June 30, 2015 is approximately $3.6 million. However, the estimated expense expected to be recorded as of June 30, 2015 based on the performance measures in the plans, is $1.8 million of which $967,000 is unrecognized at June 30, 2015 and will be recognized over the remaining performance periods.

5. Dividends on Common Stock

First Defiance declared and paid a $0.175 and $0.20 per common stock dividend in the first and second quarters of 2015, respectively, and declared and paid a $0.15 per common stock dividend in the first and second quarters of 2014.

6. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per common share – Net income	$6,563	$5,689	$13,164	$10,868
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,268	9,607	9,251	9,644
Effect of warrants	-	350	147	345
Effect of employee stock options and restricted share activity	81	109	85	107

Denominator for diluted earnings per common share share	9,349	10,066	9,483	10,096
Basic earnings per common share	$0.71	$0.59	$1.42	$1.13

Diluted earnings per common share	$0.70	$0.57	$1.39	$1.08

There were 6,750 and 16,750 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2015, respectively. There were 1,000 and 35,000 shares under options granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2014, respectively.

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2015	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$3,000	$-	$(18)	$2,982
Mortgage-backed securities – residential	59,181	768	(236)	59,713
REMICs	1,722	29	-	1,751
Collateralized mortgage obligations	76,556	1,094	(363)	77,287
Trust preferred securities and preferred stock	-	1	-	1
Corporate bonds	5,935	62	(4)	5,993
Obligations of state and political subdivisions	85,731	3,778	(224)	89,285
Totals	$232,125	$5,732	$(845)	$237,012

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$16	$-	$-	$16
FNMA certificates	82	3	-	85
GNMA certificates	35	1	-	36
Obligations of state and political subdivisions	124	-	-	124
Totals	$257	$4	$-	$261

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2014
Available-for-sale
Obligations of U.S. government corporations and agencies	$1,000	$-	$(20)	$980
Mortgage-backed securities - residential	58,380	1,476	-	59,856
REMICs	1,820	19	-	1,839
Collateralized mortgage obligations	80,252	1,280	(411)	81,121
Trust preferred stock and preferred stock	-	1	-	1
Corporate bonds	6,913	85	(6)	6,992
Obligations of state and political subdivisions	83,732	4,827	(27)	88,532
Total Available-for-Sale	$232,097	$7,688	$(464)	$239,321

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity*:
FHLMC certificates	$26	$-	$(8)	$18
FNMA certificates	93	2	-	95
GNMA certificates	39	1	-	40
Obligations of states and political subdivisions	155	-	-	155
Total Held-to-Maturity	$313	$3	$(8)	$308

*      FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at June 30, 2015 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,246	$1,256	$-	$-
Due after one year through five years	14,772	15,078	124	124
Due after five years through ten years	36,311	38,157	-	-
Due after ten years	42,337	43,770	-	-
MBS/CMO	137,459	138,751	133	137
	$232,125	$237,012	$257	$261

Investment securities with a carrying amount of $134.3 million at June 30, 2015 were pledged as collateral on public deposits, securities sold under repurchase agreements and Federal Reserve discount window.

As of June 30, 2015, the Company’s investment portfolio consisted of 366 securities, 78 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at June 30, 2015 and December 31, 2014:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At June 30, 2015
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$1,994	$(6)	$988	$(12)	$2,982	$(18)
Collateralized mortgage obligations	11,258	(96)	10,325	(267)	21,583	(363)
Mortgage-backed securities - residential	33,958	(236)	-	-	33,958	(236)
Obligations of state and political subdivisions	14,101	(208)	415	(16)	14,516	(224)
Corporate bonds	1,996	(4)	-	-	1,996	(4)
Total temporarily impaired securities	$63,307	$(550)	$11,728	$(295)	$75,035	$(845)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2014
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$980	$(20)	$980	$(20)
Collateralized mortgage obligations	4,466	(138)	14,633	(273)	19,099	(411)
Corporate bonds	-	-	994	(6)	994	(6)
Obligations of state and political subdivisions	1,194	(8)	1,499	(19)	2,693	(27)
Held to maturity securities:
FHLMC certificates	18	(8)	-	-	18	(8)
Total temporarily impaired securities	$5,678	$(154)	$18,106	$(318)	$23,784	$(472)

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

There were no realized gains from the sales of investment securities in the first and second quarters of 2015.

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

In the first and second quarters of 2015, management determined there was no OTTI.

The Company holds three CDO’s at June 30, 2015 and December 31, 2014 with a zero value.

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was zero at June 30, 2015 and December 31, 2014.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Proceeds	$-	$2,128	$-	$3,782
Gross realized gains	-	1,113	-	1,113
Gross realized losses	-	(642)	-	(642)

8. Loans

Loans receivable consist of the following:

	June 30, 2015	December 31, 2014
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$205,044	$206,437
Secured by multi-family residential	162,595	156,530
Secured by commercial real estate	722,530	683,958
Construction	140,114	112,385
	1,230,283	1,159,310
Other Loans:
Commercial	401,247	399,730
Home equity and improvement	109,694	111,813
Consumer Finance	14,911	15,466
	525,852	527,009
Total loans	1,756,135	1,686,319
Deduct:
Undisbursed loan funds	(49,477)	(38,653)
Net deferred loan origination fees and costs	(942)	(880)
Allowance for loan loss	(25,384)	(24,766)
Totals	$1,680,332	$1,622,020

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended June 30, 2015 and 2014 by portfolio segment (In Thousands):

Quarter Ended June 30, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,483	$2,554	$11,684	$303	$6,766	$1,420	$92	$25,302

Charge-Offs	(12)	(114)	(31)	0	(23)	(187)	(13)	(380)

Recoveries	54	0	167	0	173	51	17	462

Provisions	352	(171)	276	5	(1,349)	823	64	0
Ending Allowance	$2,877	$2,269	$12,096	$308	$5,567	$2,107	$160	$25,384

Quarter Ended June 30, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,639	$2,615	$11,987	$138	$5,610	$1,647	$147	$24,783

Charge-Offs	(42)	(0)	(39)	0	(973)	(80)	(12)	(1,146)

Recoveries	98	2	200	0	173	55	16	544

Provisions	(350)	(137)	(672)	61	1,389	158	(3)	446
Ending Allowance	$2,345	$2,480	$11,476	$199	$6,199	$1,780	$148	$24,627

The following table discloses allowance for loan loss activity for the year-to-date periods ended June 30, 2015 and June 30, 2014 by portfolio segment and impairment method (In Thousands):

Year-to-date Period Ended June 30, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766

Charge-Offs	(90)	(114)	(186)	0	(25)	(230)	(16)	(661)

Recoveries	73	0	764	0	213	80	29	1,159

Provisions	400	(70)	250	87	(1,130)	553	30	120
Ending Allowance	$2,877	$2,269	$12,096	$308	$5,567	$2,107	$160	$25,384

Year-to-date Period Ended June 30, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950

Charge-Offs	(270)	(0)	(267)	0	(1,498)	(264)	(23)	(2,322)

Recoveries	154	5	922	0	249	86	34	1,450

Provisions	(386)	(33)	(1,179)	65	1,770	323	(11)	549
Ending Allowance	$2,345	$2,480	$11,476	$199	$6,199	$1,780	$148	$24,627

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$248	$-	$220	$-	$13	$25	$32	$538

Collectively evaluated for impairment	2,629	2,269	11,876	308	5,554	2,082	128	24,846

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,877	$2,269	$12,096	$308	$5,567	$2,107	$160	$25,384

Loans:

Loans individually evaluated for impairment	$9,807	$2,256	$20,358	$-	$5,124	$2,394	$62	$40,001

Loans collectively evaluated for impairment	195,613	160,442	704,220	90,626	397,369	107,774	14,835	1,670,879

Loans acquired with deteriorated credit quality	1	-	160	-	19	-	-	180

Total ending loans balance	$205,421	$162,698	$724,738	$90,626	$402,512	$110,168	$14,897	$1,711,060

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,819	$68	$67	$5,905	$136	$135
Residential Non Owner Occupied	4,027	38	39	4,187	79	79
Total Residential Real Estate	9,846	106	106	10,092	215	214
Construction	-	-	-	75	2	2
Multi-Family	2,408	5	6	2,435	13	14
CRE Owner Occupied	6,711	41	29	6,612	78	68
CRE Non Owner Occupied	9,452	111	129	9,820	244	264
Agriculture Land	2,228	25	15	1,494	32	28
Other CRE	2,118	16	16	2,280	26	25
Total Commercial Real Estate	20,509	193	189	20,206	380	385
Commercial Working Capital	1,537	14	12	1,702	27	25
Commercial Other	3,622	13	17	3,731	26	35
Total Commercial	5,159	27	29	5,433	53	60
Home Equity and Home Improvement	2,409	21	21	2,305	41	41
Consumer	65	1	1	54	1	1
Total Impaired Loans	$40,396	$353	$352	$40,600	$705	$717

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,133	$81	$75	$6,231	$166	$158
Residential Non Owner Occupied	3,715	32	33	3,900	70	71
Total Residential Real Estate	9,848	113	108	10,131	236	229
Construction	261	3	4	261	6	9
Multi-Family	369	1	1	378	2	2
CRE Owner Occupied	8,967	37	33	9,402	73	68
CRE Non Owner Occupied	18,469	201	204	18,912	405	408
Agriculture Land	683	5	3	685	8	5
Other CRE	1,788	5	6	1,825	10	11
Total Commercial Real Estate	29,907	248	246	30,824	496	492
Commercial Working Capital	3,286	8	8	3,105	11	11
Commercial Other	4,552	2	1	4,756	4	3
Total Commercial	7,838	10	9	7,861	15	14
Home Equity and Home Improvement	2,095	25	25	2,267	50	50
Consumer	51	1	1	54	2	2
Total Impaired Loans	$50,369	$401	$394	$51,776	$807	$798

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$3,713	$3,606	$-	$3,967	$3,859	$-
Residential Non Owner Occupied	3,526	3,517	-	3,763	3,670	-
Total 1-4 Family Residential Real Estate	7,239	7,123	-	7,730	7,529	-
Multi-Family Residential Real Estate	2,408	2,256	-	2,627	2,482	-
CRE Owner Occupied	4,249	3,903	-	7,109	6,481	-
CRE Non Owner Occupied	2,406	2,144	-	4,106	3,759	-
Agriculture Land	2,134	2,183	-	213	208	-
Other CRE	2,073	1,751	-	2,923	2,378	-
Total Commercial Real Estate	10,862	9,981	-	14,351	12,826	-
Construction	-	-	-	150	150	-
Commercial Working Capital	900	904	-	1,155	1,157	-
Commercial Other	3,367	3,193	-	3,966	3,663	-
Total Commercial	4,267	4,097	-	5,121	4,820	-

Home Equity and Home Improvement	2,349	2,298	-	2,192	2,140	-
Consumer Finance	29	29	-	35	34	-

Total loans with no allowance recorded	$27,154	$25,784	$-	$32,206	$29,981	$-

With an allowance recorded:
Residential Owner Occupied	$2,183	$2,186	$241	$2,112	$2,114	$204
Residential Non Owner Occupied	494	498	7	636	638	12
Total 1-4 Family Residential Real Estate	2,677	2,684	248	2,748	2,752	216
Multi-Family Residential Real Estate	-	-	-	-	-	-
CRE Owner Occupied	3,231	2,832	169	2,667	2,257	148
CRE Non Owner Occupied	7,156	7,093	44	13,020	12,606	842
Agriculture Land	123	112	1	333	320	10
Other CRE	583	340	6	137	108	3
Total Commercial Real Estate	11,093	10,377	220	16,157	15,291	1,003
Construction	-	-	-	-	-	-
Commercial Working Capital	713	714	9	649	650	21
Commercial Other	310	313	4	264	269	9
Total Commercial	1,023	1,027	13	913	919	30
Home Equity and Home Improvement	95	96	25	101	102	24
Consumer Finance	32	33	32	-	-	-
Total loans with an allowance recorded	$14,920	$14,217	$538	$19,919	$19,064	$1,273

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	June 30, 2015	December 31, 2014
	(In Thousands)
Non-accrual loans	$16,737	$24,130
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	16,737	24,130
Real estate and other assets held for sale	5,371	6,181
Total non-performing assets	$22,108	$30,311
Troubled debt restructuring, still accruing	$22,234	$24,686

The following table presents the aging of the recorded investment in past due and non accrual loans as of June 30, 2015 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$141,983	$-	$427	$290	$717	$1,502
Residential Non Owner Occupied	61,597	245	157	722	1,124	1,440

Total 1-4 Family Residential Real Estate	203,580	245	584	1,012	1,841	2,942

Multi-Family Residential Real Estate	160,594	-	-	2,104	2,104	2,123

CRE Owner Occupied	314,314	106	1,277	2,051	3,434	4,652
CRE Non Owner Occupied	262,442	108	2,186	358	2,652	1,093
Agriculture Land	98,224	62	427	-	489	452
Other Commercial Real Estate	42,860	-	-	323	323	1,461

Total Commercial Real Estate	717,840	276	3,890	2,732	6,898	7,658

Construction	90,626	-	-	-	-	-

Commercial Working Capital	153,126	145	-	327	472	397
Commercial Other	245,954	5	1,857	1,098	2,960	3,054

Total Commercial	399,080	150	1,857	1,425	3,432	3,451

Consumer Finance	14,881	16	-	-	16	10
Home Equity/Home Improvement	109,229	658	254	27	939	553

Total Loans	$1,695,830	$1,345	$6,585	$7,300	$15,230	$16,737

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

Troubled Debt Restructurings

As of June 30, 2015 and December 31, 2014, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $29.0 million and $33.0 million, respectively. The Company allocated $431,000 and $1.1 million of specific reserves to those loans at June 30, 2015 and December 31, 2014, and has committed to lend additional amounts totaling up to $28,000 and $69,000 at June 30, 2015 and December 31, 2014, respectively.

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

Of the loans modified in a TDR, $6.7 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ending June 30, 2015 and June 30, 2014:

	Loans Modified as a TDR for the Three Months Ended June 30, 2015 ($ in thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2015 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	1	$9	3	$226
1-4 Family Non Owner Occupied	0	-	4	65
CRE Owner Occupied	1	582	1	582
CRE Non Owner Occupied	2	260	2	260
Agriculture Land	3	1,555	3	1,555
Other CRE	0	-	0	-
Commercial Working Capital	2	526	2	526
Commercial Other	1	57	1	57
Home Equity and Improvement	4	268	7	326
Consumer Finance	2	34	4	37
Total	16	$3,291	27	$3,634

The loans described above increased the ALLL by $53,000 in the three month period ending June 30, 2015 and increased the ALLL by $116,000 in the six month period ending June 30, 2015.

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

Of the 2015 modifications, 9 were made TDRs due to the fact that the borrower has been in bankruptcy, 1 was made TDR due to extending the amortization, 1 was made a TDR due to an interest only period, 11 were made TDRs due to advancing funds to a watchlist credit, 1 was to term out a line of credit and 4 were made to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and six month periods ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30, 2015 ($ in thousands)		Six Months Ended June 30, 2015 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	1	104	1	104
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	0	-
Commercial Other	0	-	0	-
Home Equity and Improvement	1	22	1	22
Consumer Finance	0	-	0	-
Total	2	$126	2	$126

The TDRs that subsequently defaulted described above had no effect on the allowance for loan losses for the three and six month periods ended June 30, 2015.

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

The terms of certain other loans were modified during the period ending June 30, 2015 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 115 loans were modified under this definition during the three month period ended June 30, 2015 and a total of 153 loans were modified under this definition during the six month period ended June 30, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$5,153	$155	$2,262	$-	$135,130	$142,700
1-4 Family Non Owner Occupied	51,673	2,071	4,229	-	4,748	62,721

Total 1-4 Family Real Estate	56,826	2,226	6,491	-	139,878	205,421

Multi-Family Residential Real Estate	158,945	214	2,653	-	886	162,698

CRE Owner Occupied	287,339	22,652	6,826	-	930	317,747
CRE Non Owner Occupied	254,929	6,053	4,061	-	52	265,095
Agriculture Land	95,480	2,215	1,019	-	-	98,714
Other CRE	39,321	62	3,277	-	522	43,182

Total Commercial Real Estate	677,069	30,982	15,183	-	1,504	724,738

Construction	77,346	347	-	-	12,933	90,626

Commercial Working Capital	148,750	3,662	1,187	-	-	153,599
Commercial Other	240,718	3,905	4,290	-	-	248,913

Total Commercial	389,468	7,567	5,477	-	-	402,512

Home Equity and Home Improvement	-	-	560	-	109,608	110,168
Consumer Finance	-	-	7	-	14,890	14,897

Total Loans	$1,359,654	$41,336	$30,371	$-	$279,699	$1,711,060

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$4,230	$131	$3,048	$365	$135,306	$143,080
1-4 Family Non Owner Occupied	51,327	2,404	4,872	7	5,174	63,784

Total 1-4 Family Real Estate	55,557	2,535	7,920	372	140,480	206,864

Multi-Family Residential Real Estate	152,290	220	3,236	-	914	156,660

CRE Owner Occupied	273,406	18,448	9,953	-	1,175	302,982
CRE Non Owner Occupied	224,073	7,898	13,186	-	27	245,184
Agriculture Land	90,875	1,849	819	-	-	93,543
Other CRE	40,147	63	3,466	-	572	44,248

Total Commercial Real Estate	628,501	28,258	27,424	-	1,774	685,957

Construction	62,355	-	150	-	11,217	73,722

Commercial Working Capital	128,229	6,287	1,444	-	-	135,960
Commercial Other	253,576	6,504	4,991	-	-	265,071

Total Commercial	381,805	12,791	6,435	-	-	401,031

Home Equity and Home Improvement	-	-	1,647	106	110,529	112,282
Consumer Finance	-	-	125	-	15,326	15,451

Total Loans	$1,280,508	$43,804	$46,937	$478	$280,240	$1,651,967

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $367,000 as of June 30, 2015.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Gain from sale of mortgage loans	$1,246	$986	$2,531	$1,628
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	852	878	1,727	1,782
Amortization of mortgage servicing rights	(446)	(368)	(857)	(660)
Mortgage servicing rights valuation adjustments	141	44	167	37
	547	554	1,037	1,159

Net revenue from sale and servicing of mortgage loans	$1,793	$1,540	$3,568	$2,787

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.34 billion at June 30, 2015 and $1.35 billion at December 31, 2014.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,832	$10,048	$9,923	$10,133
Loans sold, servicing retained	486	313	806	520
Amortization	(446)	(368)	(857)	(660)
Carrying value before valuation allowance at end of period	9,872	9,993	9,872	9,993

Valuation allowance:
Balance at beginning of period	(885)	(1,034)	(911)	(1,027)
Impairment recovery (charges)	141	44	167	37
Balance at end of period	(744)	(990)	(744)	(990)
Net carrying value of MSRs at end of period	$9,128	$9,003	$9,128	$9,003
Fair value of MSRs at end of period	$9,574	$9,584	$9,574	$9,584

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company established an accrual for secondary market buy-back losses that resulted in a reversal of $72,000 for the first six months of 2015 mainly due to no actual losses being recorded in 2015. In the first six months of 2014, the Company accrued $184,000 which was mostly offset by reversing $67,000 of accrued expenses related to the Freddie Mac post-foreclosure review that began in the third quarter of 2013 and was reversed in 2014 with no losses resulting.

10.	Deposits

A summary of deposit balances is as follows (in thousands):

	June 30, 2015	December 31, 2014
	(In Thousands)
Non-interest-bearing checking accounts	$378,970	$379,552
Interest-bearing checking and money market accounts	722,813	727,729
Savings deposits	218,055	203,673
Retail certificates of deposit less than $250,000	419,990	422,907
Retail certificates of deposit greater than $250,000	23,562	26,952
	$1,763,390	$1,760,813

11.	Borrowings

First Defiance’s FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2015	December 31, 2014
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$27,000	$-
Putable advances	5,000	12,000
Amortizable mortgage advances	9,050	9,544
Total	$41,050	$21,544

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advance can be put back to the Company at the option of the FHLB on a quarterly basis. A $5.0 million putable advance with a weighted average rate of 2.35% was not yet callable by the FHLB at June 30, 2015. The call date for this advance is September 14, 2015 and the maturity date is March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.78% as of June 30, 2015 and 1.74% as of December 31, 2014.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.66% and 1.62% on June 30, 2015 and December 31, 2014 respectively.

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

Repurchase Agreements. We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agent.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At June 30, 2015		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$17,023	$-	$-	$-	$17,023
Collateralized mortgage obligations	37,214	-	-	-	37,214
Total borrowings	$54,237	$-	$-	$-	$54,237
Gross amount of recognized liabilities for repurchase agreements					$54,237

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At December 31, 2014		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$16,570	$-	$-	$-	$16,570
Collateralized mortgage obligations	38,189	-	-	-	38,189
Total borrowings	$54,759	$-	$-	$-	$54,759
Gross amount of recognized liabilities for repurchase agreements					$54,759

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	June 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$43,201	$99,351	$37,546	$69,232
Unused lines of credit	17,148	295,745	20,385	307,449
Standby letters of credit	-	17,809	-	17,886
Total	$60,349	$412,905	$57,931	$394,567

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $25.2 million and $11.6 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at June 30, 2015 and December 31, 2014, respectively.

13. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2010. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

14. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $17.3 million and $7.4 million of interest rate lock commitments at June 30, 2015 and December 31, 2014, respectively. There were $25.2 million and $11.6 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2015 and December 31, 2014, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	June 30, 2015			December 31, 2014
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)

Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$732	$-	$732	$351	$24	$327

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(33)	$128	$405	$178

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

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2015:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(3,839)	$(1,344)	$(2,495)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(3,839)	$(1,344)	$(2,495)

Six months ended June 30, 2015:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(2,337)	$(817)	$(1,520)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(2,337)	$(817)	$(1,520)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended June 30, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$2,743	$936	$1,807
Reclassification adjustment for net gains included in net income	(471)	(141)	(330)
Total other comprehensive loss	$2,272	$795	$1,477

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Six months ended June 30, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$4,465	$1,538	$2,927
Reclassification adjustment for net gains included in net income	(471)	(141)	(330)
Total other comprehensive loss	$3,994	$1,397	$2,597

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2015	$4,697	$(583)	$4,114
Other comprehensive income before reclassifications	(1,520)	-	(1,520)
Amounts reclassified from accumulated other comprehensive income	-	-	-

Net other comprehensive income during period	(1,520)	-	(1,520)

Balance June 30, 2015	$3,177	$(583)	$2,594

Balance January 1, 2014	$906	$(361)	$545
Other comprehensive income before reclassifications	2,927	-	2,927
Amounts reclassified from accumulated other comprehensive income	(330)	-	(330)

Net other comprehensive income during period	2,597	-	2,597

Balance June 30, 2014	$3,503	$(361)	$3,142

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the income statement as a component of income tax expense (benefit). The Company elected to early adopt ASU 2014-01 in January 2014. All of the Company’s investments are accounted for under the proportional amortization method, as there were no investments held prior to January of 2014. As of June 30, 2015 and December 31, 2014 the Company had $4.5 million and $4.6 million in qualified investments recorded in other assets and $2.9 million and $3.0 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of June 30, 2015, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2015	$1,333
2016	612
2017	160
2018	414
2019	93
Thereafter	312
Total Unfunded Commitments	$2,924

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
(dollars in thousands)	2015	2014
Proportional Amortization Method
Tax credits and other tax benefits recognized	$118	$332
Amortization expense in federal income taxes	89	44

	Six Months Ended June 30,
(dollars in thousands)	2015	2014
Proportional Amortization Method
Tax credits and other tax benefits recognized	$236	$332
Amortization expense in federal income taxes	179	44

There were no impairment losses of LIHTC investments for the three and six months ended June 30, 2015 and 2014.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $257,000 at June 30, 2015. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $237.0 million at June 30, 2015. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($3.0 million), certain municipal obligations ($89.3 million), CMOs/REMICs ($79.0 million), corporate bonds ($6.0 million), mortgage backed securities ($59.7 million).

In accordance with ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

Lending - In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans. The Company requires an appraisal that is less than one year old for all new and renewed collateral dependent real estate term loans, and certain renewed collateral dependent real estate lines of credit. The appraisal process is handled by the Credit Department, which selects the appraiser and orders the appraisal. First Defiance’s loan policy prohibits the account officer from talking or communicating with the appraiser to insure that the appraiser is not influenced by the account officer in any way in making their determination of value.

First Federal generally does not require updated appraisals for performing loans unless new money is requested by the borrower.

First Federal Bank has a qualified individual in the Credit Department perform a review of all commercial appraisals or evaluations received. If an appraisal or evaluation is not reviewed by credit department personnel, it will be reviewed by a qualified person independent of the transaction. During the review the individual shall review the appraisal for accuracy, reasonableness of assumptions used, appropriateness of comparables used, and the reasonableness of the opinion of value. For appraisals ordered to determine or update collateral values for criticized loans, a qualified individual in the Credit Department will perform a comprehensive review on the appraisal for loan exposure of $250,000 or more. For loans less than $250,000, the workout officer will perform an administrative review.

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

Appraisals are received within approximately 60 days after they are requested. The First Federal Loan Loss Reserve Committee reviews the amount of each new appraisal for classified borrowers and makes any necessary charge off decisions at its meeting prior to the end of each quarter.

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

Changes in Financial Condition

At June 30, 2015, First Defiance's total assets, deposits and stockholders' equity amounted to $2.20 billion, $1.76 billion and $276.0 million, respectively, compared to $2.18 billion, $1.76 billion and $279.5 million, respectively, at December 31, 2014.

Net loans receivable (excluding loans held for sale) increased $58.3 million to $1.68 billion. The variance in loans receivable between June 30, 2015 and December 31, 2014 include increases in commercial real estate loans (up $44.6 million), construction loans (up $27.7 million) and commercial loans (up $1.5 million). These increases were partially offset by decreases in residential real estate loans (down $1.4 million), home equity loans (down $2.1 million) and consumer loans (down $555,000).

The investment securities portfolio decreased $2.4 million to $237.3 million at June 30, 2015 from $239.6 million at December 31, 2014. The decrease is the result of $15.6 million of securities maturing or being called during the first six months of 2015 as well as a decrease in the unrealized gains of $2.3 million. This was partially offset by purchases of $16.1 million of securities. There was an unrealized gain in the investment portfolio of $4.9 million at June 30, 2015 compared to an unrealized gain of $7.2 million at December 31, 2014.

Deposits remained flat at $1.76 billion at June 30, 2015 and December 31, 2014. Non-interest bearing demand deposits decreased $582,000 to $379.0 million, interest-bearing demand deposits and money market accounts decreased $4.9 million to $722.8 million and retail time deposits decreased $6.3 million to $443.6 million. These decreases were mostly offset by an increase in savings accounts of $14.4 million to $218.1 million.

Stockholders’ equity decreased from $279.5 million at December 31, 2014 to $276.0 million at June 30, 2015. The decrease in stockholders’ equity was the result of the $12.0 million cost of repurchasing the warrant issued to the U.S Treasury under the TARP Capital Purchase Program, $3.5 million of common stock dividends being paid in the first six months of 2015, $1.3 million in repurchased common stock in the first six months of 2015 and a decrease in other comprehensive income of $1.5 million. These were partially offset by recording net income of $13.2 million and a $1.3 million increase due to stock option exercises.

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

	Three Months Ended June 30,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,673,750	$18,186	4.36%	$1,551,799	$16,918	4.37%
Securities	245,539	2,153	3.63	217,848	2,015	3.79
Interest bearing deposits	58,739	41	0.28	168,991	118	0.28
FHLB stock	13,802	136	3.95	13,802	170	4.94
Total interest-earning assets	1,991,830	20,516	4.15	1,952,440	19,221	3.96
Non-interest-earning assets	220,773			213,046
Total assets	$2,212,603			$2,165,486

Interest-bearing liabilities:
Deposits	$1,397,966	$1,312	0.38%	$1,407,795	$1,327	0.38%
FHLB advances and other	39,578	173	1.75	22,116	133	2.41
Subordinated debentures	36,128	150	1.67	36,132	146	1.62
Securities sold under repurchase agreements	52,754	37	0.28	51,478	39	0.30
Total interest-bearing liabilities	1,526,426	1,672	0.44	1,517,521	1,645	0.43
Non-interest bearing deposits	382,946	-		348,303	-
Total including non-interest bearing demand deposits	1,909,372	1,672	0.35	1,865,824	1,645	0.35
Other non-interest-bearing liabilities	28,992			23,172
Total liabilities	1,938,364			1,888,996
Stockholders' equity	274,239			276,490
Total liabilities and stockholders' equity	$2,212,603			$2,165,486
Net interest income; interest rate spread		$18,844	3.71%		$17,576	3.53%
Net interest margin (3)			3.81%			3.62%
Average interest-earning assets to average interest-bearing liabilities			130%			129%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,660,404	$36,118	4.39%	$1,548,351	$33,590	4.37%
Securities	243,281	4,264	3.65	210,061	3,947	3.88
Interest bearing deposits	57,659	80	0.28	170,829	219	0.26
FHLB stock	13,802	275	4.02	15,552	365	4.73
Total interest-earning assets	1,975,146	40,737	4.18	1,944,793	38,121	3.95
Non-interest-earning assets	221,135			211,134
Total assets	$2,196,281			$2,155,927

Interest-bearing liabilities:
Deposits	$1,396,114	$2,584	0.37%	$1,403,873	$2,685	0.39%
FHLB advances	30,534	283	1.87	22,240	266	2.41
Subordinated debentures	36,129	297	1.66	36,133	292	1.63
Notes payable	53,312	75	0.28	52,033	80	0.31
Total interest-bearing liabilities	1,516,089	3,239	0.43	1,514,279	3,323	0.44
Non-interest bearing deposits	374,533	-		344,795	-
Total including non-interest bearing demand deposits	1,890,622	3,239	0.35	1,859,074	3,323	0.36
Other non-interest-bearing liabilities	28,581			21,735
Total liabilities	1,919,203			1,880,809
Stockholders' equity	277,078			275,118
Total liabilities and stockholders' equity	$2,196,281			$2,155,927
Net interest income; interest rate spread		$37,498	3.75%		$34,798	3.51%
Net interest margin (3)			3.84%			3.62%
Average interest-earning assets to average interest-bearing liabilities			130%			128%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended June 30, 2015 and 2014

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2015 was $6.6 million compared to net income of $5.7 million for the comparable period in 2014. On a per share basis, basic and diluted earnings per common share for the quarter ended June 30, 2015 were $0.71 and $0.70, respectively, compared to basic and diluted earnings per common share of $0.59 and $0.57, respectively, for the same period in 2014.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $18.4 million for the quarter ended June 30, 2015, up from $17.1 million for the same period in 2014. The tax-equivalent net interest margin was 3.81% for the quarter ended June 30, 2015, an increase from 3.62% for the same period in 2014. The increase in margin between the 2014 and 2015 second quarters was due to an increase in interest-earning asset yields, which increased to 4.15% for the quarter ended June 30, 2015, up 19 basis points from 3.96% for the same period in 2014. The cost of interest-bearing liabilities between the two periods increased 1 basis point to 0.44% in the second quarter of 2015 from 0.43% in the same period in 2014. Average loans grew $122.0 million year over year which were mainly funded by overnight interest bearing deposits which declined $110.3 million for that same period. This change in earning asset mix resulted in a positive impact to the net interest margin. Management continues to analyze and look for additional opportunities to maintain its margin, as well as other alternatives to minimize the impact of a looming rate increase in the near future.

Total interest income increased $1.3 million to $20.0 million for the quarter ended June 30, 2015 from $18.8 million for the same period in 2014. Continued steady loan demand and an increase in the average balance of the investment portfolio continued the shift of earning assets out of lower yielding interest bearing deposits into higher yielding earning assets. The yield on total interest earning assets improved to 4.15% at June 30, 2015 from 3.96% for the same period in 2014. The loan portfolio yield decreased slightly to 4.36% at June 30, 2015 from 4.37% for the same period in 2014 while investment portfolio yields declined to 3.63% at June 30, 2015 from 3.79% at June 30, 2014. Income from loans increased to $18.1 million for the quarter ended June 30, 2015 compared to $16.9 million for the same period in 2014 due to $122.0 million of average loan growth year over year as well as a recovery of approximately $100,000 of non-accrual interest as a result of pay-offs and loans being put back on accrual status. Interest income from investments increased to $1.7 million for the quarter ended June 30, 2015 compared to $1.6 million for the same period in 2014 due to increased average volumes.

Total interest expense increased by $27,000 in the second quarter of 2015 compared to the same period in 2014, to $1.67 million from $1.65 million. There was a 1 basis point increase in the average cost of interest-bearing liabilities in the second quarter of 2015 due to an increase in volume of FHLB advances. Interest expense related to interest-bearing deposits declined slightly to $1.31 million in the second quarter of 2015 from $1.33 million in the same period in 2014. Interest expense recognized by the Company related to subordinated debentures was $150,000 in the second quarter of 2015 compared to $146,000 for the same period in 2014. Expenses on FHLB advances and securities sold under repurchase agreements were $173,000 and $37,000 respectively in the second quarter of 2015 compared to $133,000 and $39,000 respectively for the same period in 2014.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the estimated probable credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships. The goal is to have approximately 55% to 60% of the portfolio reviewed. This includes all relationships over $5.0 million with new exposure greater than $2.0 million and a sample of those relationships greater than $5.0 million; loan relationships between $1.0 million and $5.0 million with new exposure greater than $750,000 and a sample of those relationships between $1.0 million and $5.0 million; and a sample of relationships less than $1.0 million. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb incurred credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the Company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $538,000 at June 30, 2015. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor was then applied to the non-impaired loan portfolio. Beginning June 30, 2015, the Company refined the methodology to its allowance for loan loss calculation pertaining to the general reserve component for non-impaired loans. There was no change to the calculation of the component for reserves on impaired loans. Within the general reserve, the determination of the historical loss component was modified from using a three-year average annual loss rate to a loss migration measurement. The loss migration measurement implemented June 30, 2015, utilizes an average of four (4) four-year loss migration periods for each loan portfolio segment with differentiation between loan risk grades. This approach provides for a more precise reflection of probable incurred losses by risk grade within each loan portfolio segment over an average loan life cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio, thereby requiring less weight to the subjective components of the allowance for loan losses. Prior to June 30, 2015, the approach to this component quantified the historical loss by calculating a rolling twelve quarter average annual loss rate for each portfolio segment, without differentiation between loan risk grades. This modification resulted in a change of the general reserves between the loan portfolio segments but did not have a material impact on the overall allowance for loan losses. The stratification and loss migration analysis of the loan portfolio resulted in an increase in the quantitative general allowance to $9.6 million at June 30, 2015 compared to $7.8 million at December 31, 2014.

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

The qualitative analysis at June 30, 2015 indicated a general reserve of $15.3 million compared with $15.7 million at December 31, 2014. Management reviewed the overall economic, environmental and risk factors. The economic factors were decreased slightly due to the improvement in unemployment rates in the Northwest Ohio, Indiana and Michigan markets. Most national and regional economic indicators have also maintained favorable conditions. The environmental factors were increased due to the strong growth achieved in the first six months of 2015 amidst highly competitive conditions on pricing and terms, including the continued growth in our new Business Banking initiative, and balances generated from the expansion of our Columbus loan production office. Changes in the commercial lending credit process were also factors considered in the qualitative analysis. The qualitative risk factors have been decreased as a result of continued favorable trends in asset quality and management’s consideration that implementing loss migration analysis results in more precise calculation of risk.

First Defiance’s general reserve percentages for main loan segments ranged from 0.34% for pass rated construction loans to 13.62% for special mention rated commercial loans at June 30, 2015.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company recorded no provision for loan losses in the second quarter of 2015 compared to $446,000 for the same period in 2014. The allowance for loan losses was $25.4 million and $24.8 million and represented 1.49% and 1.50% of loans, net of undisbursed loan funds and deferred fees and costs, as of June 30, 2015 and December 31, 2014, respectively. Charge offs of $380,000 were offset by recoveries of $462,000, resulting in an increase to the overall allowance for loan loss of $82,000 for the second quarter of 2015. In management’s opinion, the overall allowance for loan losses of $25.4 million as of June 30, 2015 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. For the quarter ended June 30, 2015, First Defiance had write-downs that totaled $182,000 for real estate held for sale. Management believes that the values recorded at June 30, 2015 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $30.3 million at June 30, 2015, compared to $47.3 million at December 31, 2014.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 151.7% at June 30, 2015 compared with 102.6% at December 31, 2014. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that the allowances for those loans at June 30, 2015 are appropriate. Of the $16.7 million in non-accrual loans at June 30, 2015, $9.4 million or 56.4% are less than 90 days past due.

At June 30, 2015, First Defiance had total non-performing assets of $22.1 million, compared to $30.3 million at December 31, 2014. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at June 30, 2015 and December 31, 2014 by category were as follows:

Table 1 – Nonperforming Asset

	June 30,	December 31,
	2015	2014
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$2,942	$3,332
Non-residential and multi-family residential real estate	9,786	15,174
Commercial	3,446	4,993
Construction	-	-
Home equity and improvement	553	619
Consumer Finance	10	12
Total non-performing loans	16,737	24,130

Real estate owned	5,371	6,181
Other repossessed assets	-	-
Total repossessed assets	$5,371	6,181

Total Nonperforming assets	$22,108	$30,311

Restructured loans, accruing	$22,234	$24,686

Total nonperforming assets as a percentage of total assets	1.01%	1.39%
Total nonperforming loans as a percentage of total loans*	0.98%	1.47%
Total nonperforming assets as a percentage of total loans plus REO*	1.29%	1.83%
Allowance for loan losses as a percent of total nonperforming assets	114.82%	81.71%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2014 and June 30, 2015 is primarily in commercial real estate loans. The balance of these types of non-performing loans was $5.4 million lower at June 30, 2015 compared to December 31, 2014 mainly due to some of these relationships paying off.

Non-performing loans in the commercial loan category represented 0.86% of the total loans in those categories at June 30, 2015 compared to 1.25% for the same category at December 31, 2014. Non-performing loans in the commercial real estate loan category represented 1.11% of the total loans in those categories at June 30, 2015 compared to 1.81% for the same category at December 31, 2014. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and non-accrual loans by loan type. For the six months ended and as of June 30, 2015, commercial real estate, which represented 50.40% of total loans, accounted for 93.17% of net recoveries and 58.47% of non-accrual loans, and commercial loans, which represented 22.85% of total loans, accounted for 37.75% of net recoveries and 20.59% of non-accrual loans. For the six months ended and as of June 30, 2014, commercial real estate, which represented 49.36% of total loans, accounted for (75.69)% of net charge-offs (recovery) and 59.56% of non-accrual loans, and commercial loans, which represented 24.01% of total loans, accounted for 143.12% of net charge-offs and 28.36% of non-accrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Six Months Ended June 30, 2015		As of June 30, 2015
	Net Charge-offs	% of Total Net	Nonaccrual	% of Total Non-
	(Recoveries)	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$16	(3.21)%	$2,942	17.58%
Construction	-	0.00%	-	0.00%
Commercial real estate	(464)	93.17%	9,786	58.47%
Commercial	(188)	37.75%	3,446	20.59%
Consumer	(11)	2.21%	10	0.06%
Home equity and improvement	149	(29.92)%	553	3.30%
Total	$(498)	100.00%	$16,737	100.00%

	For the Six Months Ended June 30, 2014		As of June 30, 2014
	Net Charge-offs	% of Total Net	Nonaccrual	% of Total Non-
	(Recoveries)	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$116	13.30%	$2,901	11.67%
Construction	-	0.00%	-	0.00%
Commercial real estate	(660)	(75.69)%	14,807	59.56%
Commercial	1,248	143.12%	7,052	28.36%
Consumer	(11)	(1.26)%	-	0.00%
Home equity and improvement	179	20.53%	103	0.41%
Total	$872	100.00%	$24,863	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	2nd 2015	1st 2015	4th 2014	3rd 2014	2nd 2014
	(In Thousands)

Allowance at beginning of period	$25,302	$24,766	$24,567	$24,627	$24,783
Provision for credit losses	-	120	162	406	446
Charge-offs:
Residential	11	78	61	95	42
Commercial real estate	146	155	505	246	39
Commercial	23	2	212	1,272	973
Consumer finance	13	3	1	16	12
Home equity and improvement	187	43	87	42	80
Total charge-offs	380	281	866	1,671	1,146
Recoveries	462	697	903	1,205	544
Net charge-offs (recoveries)	(82)	(416)	(37)	466	602
Ending allowance	$25,384	$25,302	$24,766	$24,567	$24,627

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,877	11.68%	$2,483	11.79%	$2,494	12.24%	$2,424	12.44%	$2,345	12.30%
Construction	308	7.98%	303	7.25%	221	6.66%	214	6.95%	199	6.68%
Commercial real estate	14,365	50.40%	14,238	50.77%	13,721	49.84%	13,668	49.65%	13,956	49.36%
Commercial	5,567	22.85%	6,766	22.90%	6,509	23.70%	6,420	23.35%	6,199	24.01%
Consumer	160	0.85%	92	0.87%	117	0.92%	150	0.99%	148	0.97%
Home equity and improvement	2,107	6.24%	1,420	6.42%	1,704	6.64%	1,691	6.62%	1,780	6.68%
	$25,384	100.00%	$25,302	100.00%	$24,766	100.00%	$24,567	100.00%	$24,627	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	2nd Qtr 2015	1st Qtr 2015	4th Qtr 2014	3rd Qtr2014	2ndQtr 2014
Allowance for loan losses / loans*	1.49%	1.50%	1.50%	1.50%	1.56%
Allowance for loan losses to net charge-offs	-30956.10%	-6082.21%	-66935.14%	5271.89%	4090.86%
Allowance for loan losses / non-performing assets	114.82%	100.82%	81.71%	88.21%	80.96%
Allowance for loan losses / non-performing loans	151.66%	135.28%	102.64%	109.07%	99.05%
Non-performing assets / loans plus REO*	1.29%	1.48%	1.83%	1.70%	1.92%
Non-performing assets / total assets	1.01%	1.14%	1.39%	1.29%	1.41%
Net charge-offs / average loans (annualized)	-0.02%	-0.10%	-0.01%	0.12%	0.16%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $192,000 in the second quarter of 2015 to $7.8 million from $7.6 million for the same period in 2014.

Service Fees. Service fees and other charges increased by $182,000 or 7.3% in the second quarter of 2015 compared to the same period in 2014 due to new fee structures and product redesigns implemented late in 2014.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending June 30, 2015 and 2014 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $705,000 and $737,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $26,000 at June 30, 2015, $16,000 at December 31, 2014 and $12,000 at June 30, 2014.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $253,000 to $1.8 million for the second quarter of 2015 compared to $1.5 million for the same period in 2014. Mortgage banking activity was elevated from the second quarter a year ago, with our markets experiencing higher purchase and refinance loan volumes. Gains realized from the sale of mortgage loans increased in the second quarter of 2015 to $1.2 million from $986,000 for the same period in 2014. The amortization of mortgage servicing rights expense increased $78,000 to $446,000 in the second quarter of 2015 compared to $368,000 for the same period in 2014. The Company recorded a positive valuation adjustment of $141,000 on mortgage servicing rights in the second quarter of 2015 compared to a positive valuation adjustment of $44,000 for the same period in 2014.

Insurance Sales Commissions. Income from the sale of insurance and investment products was $2.3 million in the second quarter of 2015 compared to $2.2 million for the same period in 2014.

Trust Income. Trust income was $367,000 in the second quarter of 2015, up 21.5% from $302,000 for the same period in 2014.

Non-Interest Expense.

Non-interest expense increased to $16.8 million for the second quarter of 2015 compared to $16.4 million for the same period in 2014.

Compensation and Benefits. Compensation and benefits increased to $9.2 million for the quarter ended June 30, 2015 from $8.7 million for the same period in 2014. The increase is mainly attributable to merit increases and higher incentive compensation accruals partially offset by lower medical insurance costs.

Occupancy Expense. Occupancy expense was $1.8 million in the second quarter 2015, up from $1.7 million for the same period in 2014. The increase is attributable to projects relating to preventative maintenance and upkeep of the Company’s branch network.

Data Processing Expense. Data processing cost increased to $1.6 million in the second quarter of 2015 from $1.5 million for the same period in 2014. The increase in data processing is primarily due to the implementation of new products in the electronic delivery channel.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the second quarter of 2015 was 63.02% compared to 66.16% for the same period in 2014.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 30.02% for the quarter ended June 30, 2015 compared to 28.38% for the same period in 2014. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities and bank-owned life insurance (“BOLI”). The earnings on tax-exempt securities and BOLI are not subject to federal income tax.

Six Months Ended June 30, 2015 and 2014

On a consolidated basis, First Defiance’s net income for the six months ended June 30, 2015 was $13.2 million compared to income of $10.9 million for the same period in 2014. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2015 were $1.42 and $1.39, respectively, compared to basic and diluted earnings per common share of $1.13 and $1.08, respectively, for the same period in 2014.

Net Interest Income

Net interest income was $36.6 million for the six months ended June 30, 2015 compared to $33.9 million for the same period in 2014. For the six month period ended June 30, 2015, total interest income was $39.8 million compared to $37.2 million for the same period in 2014.

Interest expense decreased by $84,000 to $3.2 million for the six months ended June 30, 2015 compared to $3.3 million for the same period in 2014.

Net interest margin for the first six months of 2015 was 3.84%, up 22 basis points from the 3.62% margin reported in the six month period ended June 30, 2014.

Provision for Loan Losses

The provision for loan losses was $120,000 for the six months ended June 30, 2015, compared to $549,000 during the six months ended June 30, 2014. Charge-offs for the first half of 2015 were $661,000 and recoveries of previously charged off loans totaled $1.2 million for net recoveries of $498,000. By comparison, $2.3 million of charge-offs were recorded in the same period of 2014 and $1.5 million of recoveries were realized for net charge-offs of $872,000.

Non-Interest Income

Total non-interest income increased to $16.1 million for the six months ended June 30, 2015 from $14.9 million recognized for the same period in 2014.

Service Fees. Service fees and other charges were $5.2 million for the first six months of 2015, up from $4.8 million for the same period in 2014.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $781,000 to $3.6 million for the six months ended June 30, 2015 from $2.8 million for the same period in 2014. Gains realized from the sale of mortgage loans increased $903,000 to $2.5 million for the first half of 2015 from $1.6 million for the same period in 2014. Mortgage loan servicing revenue remained relatively flat at $1.7 million in the first half of 2015 compared to $1.8 million for the same period in 2014. The gains realized from the sale of mortgage loans were partially offset by the amortization of mortgage servicing rights in the amount of $857,000 in first half of 2015 up from $660,000 for the same period in 2014. The Company recorded a positive valuation adjustment of $167,000 in the first half of 2015 compared to a positive adjustment of $37,000 in the first half of 2014.

Gain on Sale of Securities. First Defiance recorded no gains on the sale of investments in the first half of 2015 compared to net gains of $471,000 in the first half of 2014.

Non-Interest Expense

Non-interest expense was $33.7 million for the first six months of 2015, up from $33.0 million for the same period in 2014.

Compensation and Benefits. Compensation and benefits increased to $18.1 million for the six months ended June 30, 2015 compared to $17.2 million for the same period in 2014. The increase is mainly attributable to merit increases and higher incentive compensation accruals partially offset by lower medical insurance costs.

Occupancy Expense. Occupancy expense increased $281,000 to $3.6 million for the six months ended June 30, 2015, up from $3.3 million for the same period in 2014.

Data Processing. Data processing expenses increased to $3.1 million in the first six months of 2015, from $2.8 million for the same period in 2014. This increase is primarily due to Company strategic initiatives in implementing new products and alternative delivery channels for new and existing products.

Other Non-Interest Expenses. Other non-interest expenses decreased $438,000 to $7.0 million for the first six months of 2015 from $7.4 million for the same period in 2014. Year-over-year decreases between 2015 and 2014 include $786,000 of costs associated with the termination of First Federal’s merger agreement with First Community Bank in the first quarter of 2014.

The efficiency ratio for the first half of 2015 was 62.87% compared to 67.01% for the same period in 2014.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $9.5 million of cash provided by operating activities during the first six months of 2015.

At June 30, 2015, First Federal had $142.6 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $340.4 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $25.2 million of mortgage loans at June 30, 2015. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

The Company met each of the well capitalized ratio guidelines at June 30, 2015. The following table indicates the capital ratios for First Defiance and First Federal at June 30, 2015 and December 31, 2014. (In Thousands):

As of June 30, 2015
	Leverage	Tier 1 Risk- Based	Common Equity Tier 1	Total Risk-Based
First Federal Bank of the Midwest	10.93%	12.24%	12.24%	13.50%
First Defiance Financial Corp.	11.69%	13.12%	13.12%	14.37%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer (fully phased-in)	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (First Federal only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2014
	Leverage	Tier 1 Risk- Based	Common Equity Tier 1	Total Risk-Based
First Federal Bank of the Midwest	11.31%	13.21%	N/A	14.46%
First Defiance Financial Corp.	11.89%	13.89%	N/A	15.15%
Adequately capitalized ratio	4.00%	4.00%	N/A	8.00%
Well capitalized ratio (First Federal only)	5.00%	6.00%	N/A	10.00%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2015. Management has modified the historical loss rate calculation in the allowance for loan loss methodology as of June 30, 2015 and is described in Note 2 – Significant Accounting Policies. This modification did not have a material impact on the allowance for loan losses.

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

The table below presents, for the twelve months subsequent to June 30, 2015 and December 31, 2014, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of June 30, 2015, net interest income is expected to slightly decrease, almost neutral, as interest rates rise. This is due in part to our strategy to grow longer term loans and fund that growth out of existing liquidity. Based on our net interest income simulation as of June 30, 2015, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2015 was mainly neutral for the Ramp and less sensitive for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2014.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2015		December 31, 2014
Gradual Change in Interest Rates
+200	$(370)	-0.49%	$702	0.98%
+100	(340)	-0.45%	155	0.22%
-100	(704)	-0.93%	(667)	-0.93%

Immediate Change in Interest Rates
+200	$258	0.34%	$2,274	3.16%
+100	(10)	-0.01%	877	1.22%
-100	(1,978)	-2.60%	(1,713)	-2.38%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted for a period of time. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the board mandated guidelines as of June 30, 2015.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of June 30, 2015 was considered to be remote given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the six months ended June 30, 2015 and the year-ended December 31, 2014.

June 30, 2015
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 400 bp	464,990	37,091	8.67%
+ 300 bp	458,813	30,914	7.22%
+ 200 bp	451,414	23,515	5.50%
+ 100 bp	444,143	16,244	3.80%
0 bp	427,899	–	–
- 100 bp	406,827	(21,072)	(4.92)%

December 31, 2014
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 400 bp	475,594	47,730	11.16%
+ 300 bp	467,028	39,164	9.15%
+ 200 bp	457,038	29,174	6.82%
+ 100 bp	446,184	18,320	4.28%
0 bp	427,864	-	-
- 100 bp	403,088	(24,776)	(5.79)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)
Beginning Balance, April 1, 2015				296,041
April 1 – April 30, 2015	2,321	$33.45	-	296,041
May 1 – May 31, 2015	-	-	-	296,041
June 1 – June 30, 2015	-	-	-	296,041
Total	2,321	$33.45	-	296,041

(1)	The share purchases in the second quarter of 2015 were made in conjunction with the cashless exercise of stock options by First Defiance’s employees and directors.

(2)	First Defiance’s publicly announced stock repurchase program became effective October 20, 2014. Up to 469,000 shares were authorized to be purchased under the program. There is no expiration date for the program.

(3)	The number of shares shown represents, as of the end of each period, the maximum number of shares of common stock that may yet be purchased under the publicly announced stock repurchase program. The shares may be purchased, from time to time, depending on market conditions.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Code of Regulations (1)

Exhibit 3.3	Amendment to Articles of Incorporation (2)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Balance Sheet at June 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Six Months ended June 30, 2015 and 2014 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months ended June 30, 2015 and 2014, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholder’ Equity for the Six Months ended June 30, 2015 and 2014, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: August 7, 2015	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: August 7, 2015	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

