Form 10-Q
period 2015-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2015-11-06
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,172,657 shares outstanding at October 30, 2015.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$34,308	$41,936
Federal funds sold	39,000	71,000
	73,308	112,936
Securities:
Available-for-sale, carried at fair value	236,926	239,321
Held-to-maturity, carried at amortized cost (fair value $253 and $308 at September 30, 2015 and December 31, 2014, respectively)	251	313
	237,177	239,634
Loans held for sale	6,701	4,535
Loans receivable, net of allowance of $25,209 at September 30, 2015 and $24,766 at December 31, 2014, respectively	1,708,329	1,622,020
Accrued interest receivable	7,142	6,037
Federal Home Loan Bank stock	13,802	13,802
Bank owned life insurance	51,671	47,013
Premises and equipment	38,993	40,496
Real estate and other assets held for sale	4,936	6,181
Goodwill	61,798	61,525
Core deposit and other intangibles	2,034	2,395
Mortgage servicing rights	9,194	9,012
Other assets	13,196	13,366
Total assets	$2,228,281	$2,178,952

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2015	December 31, 2014

Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,793,053	$1,760,813
Advances from the Federal Home Loan Bank	40,801	21,544
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	53,838	54,759
Advance payments by borrowers	1,864	2,309
Deferred taxes	978	1,176
Other liabilities	23,108	22,763
Total liabilities	1,949,725	1,899,447

Stockholders’ equity:
Preferred stock, $.01 par value per share:
5,000,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,722,469 and 12,735,313 shares issued and 9,171,948 and 9,234,534 shares outstanding, respectively	127	127
Common stock warrant	-	878
Additional paid-in capital	125,615	136,266
Accumulated other comprehensive income, net of tax of $2,106 and $2,214, respectively	3,909	4,114
Retained earnings	215,007	200,600
Treasury stock, at cost, 3,550,521 and 3,500,779 shares respectively	(66,102)	(62,480)
Total stockholders’ equity	278,556	279,505

Total liabilities and stockholders’ equity	$2,228,281	$2,178,952

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Income
Loans	$18,419	$17,365	$54,445	$50,894
Investment securities:
Taxable	880	933	2,712	2,560
Non-taxable	796	787	2,377	2,295
Interest-bearing deposits	33	64	113	283
FHLB stock dividends	138	137	413	502
Total interest income	20,266	19,286	60,060	56,534
Interest Expense
Deposits	1,363	1,304	3,947	3,989
FHLB advances and other	178	131	461	397
Subordinated debentures	154	147	451	439
Notes payable	38	41	113	121
Total interest expense	1,733	1,623	4,972	4,946
Net interest income	18,533	17,663	55,088	51,588
Provision for loan losses	(27)	406	93	955
Net interest income after provision for loan losses	18,560	17,257	54,995	50,633
Non-interest Income
Service fees and other charges	2,799	2,660	8,018	7,492
Insurance commissions	2,310	2,366	7,793	7,640
Mortgage banking income	1,680	1,545	5,248	4,332
Gain on sale of non-mortgage loans	543	40	776	79
Gain on sale or call of securities	-	460	-	931
Trust income	370	315	1,095	895
Income from Bank Owned Life Insurance	238	1,130	658	1,584
Other non-interest income	42	840	485	1,346
Total non-interest income	7,982	9,356	24,073	24,299
Non-interest Expense
Compensation and benefits	9,791	9,287	27,896	26,468
Occupancy	1,788	1,613	5,361	4,905
FDIC insurance premium	329	350	999	1,088
Financial institutions tax	447	515	1,340	1,524
Data processing	1,531	1,489	4,652	4,333
Amortization of intangibles	157	269	536	832
Other non-interest expense	2,805	3,248	9,758	10,639
Total non-interest expense	16,848	16,771	50,542	49,789
Income before income taxes	9,694	9,842	28,526	25,143
Federal income taxes	2,998	2,773	8,666	7,206
Net Income	$6,696	$7,069	$19,860	$17,937

Earnings per common share (Note 6)
Basic	$0.72	$0.75	$2.15	$1.87
Diluted	$0.72	$0.71	$2.11	$1.79
Dividends declared per share (Note 5)	$0.20	$0.15	$0.575	$0.45
Average common shares outstanding (Note 6)
Basic	9,238	9,445	9,247	9,577
Diluted	9,322	9,903	9,430	10,031

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$6,696	$7,069	$19,860	$17,937

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	2,024	707	(313)	5,172
Reclassification adjustment for security gains (losses)
included in net income(1)	-	(460)	-	(931)
Income tax benefit (expense)	(709)	(87)	108	(1,485)
Other comprehensive income (loss)	1,315	160	(205)	2,756

Comprehensive income	$8,011	$7,229	$19,655	$20,693

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended September 30, 2015 and 2014 was $0 and $138, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the nine months ended September 30, 2015 and 2014 was $0 and $279, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2015	$-	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505
Net income						19,860		19,860
Other comprehensive loss					(205)			(205)
Stock option expense				103				103
Warrant repurchase			(878)	(11,101)				(11,979)
67,460 shares issued under stock option plan, with $151 income tax benefit, net of 14,340 repurchased and/or retired				443		(313)	1,429	1,559
Restricted share activity, including 15,506 shares issued				(121)		185	270	334
1,487 shares issued from direct purchases				25			27	52
147,039 shares repurchased							(5,348)	(5,348)
Common stock dividends declared						(5,325)		(5,325)
Balance at September 30, 2015	$-	$127	$-	$125,615	$3,909	$215,007	$(66,102)	$278,556

Balance at January 1, 2014	$-	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147
Net income						17,937		17,937
Other comprehensive income					2,756			2,756
Stock option expense				60				60
35,450 shares issued under stock option plan with $67 income tax benefit, net of repurchases				15		(46)	569	538
Restricted share activity under Stock Incentive Plans including 13,087 shares issued				(313)			212	(101)
2,678 shares issued from direct purchases				29			44	73
399,288 shares repurchased							(10,873)	(10,873)
Common stock dividends declared						(4,304)		(4,304)
Balance at September 30, 2014	$-	$127	$878	$136,194	$3,301	$195,877	$(58,144)	$278,233

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net income	$19,860	$17,937
Items not requiring (providing) cash
Provision for loan losses	93	955
Depreciation	2,439	2,189
Amortization of mortgage servicing rights, net of impairment recoveries	1,073	921
Amortization of core deposit and other intangible assets	536	832
Net amortization of premiums and discounts on loans and deposits	333	422
Amortization of premiums and discounts on securities	551	300
Loss on write-downs of property, plant and equipment	428	-
Change in deferred taxes	(90)	(43)
Proceeds from the sale of loans held for sale	167,687	115,877
Originations of loans held for sale	(167,380)	(111,940)
Gain from sale of loans	(4,504)	(2,680)
Gain from sale or call of securities	-	(931)
(Gain)/Loss on sale or write-down of real estate and other assets held for sale	281	(167)
Stock option expense	103	60
Restricted stock expense (benefit)	334	(101)
Income from bank owned life insurance	(658)	(1,584)
Changes in:
Accrued interest receivable	(1,105)	(1,125)
Other assets	170	(4,579)
Other liabilities	194	3,888
Net cash provided by (used in) operating activities	20,345	20,231

Investing Activities
Proceeds from maturities of held-to-maturity securities	62	63
Proceeds from maturities, calls and pay-downs of available-for-sale securities	22,215	15,293
Proceeds from sale of real estate and other assets held for sale	2,103	2,071
Proceeds from the sale of available-for-sale securities	-	14,520
Proceeds from sale of non-mortgage loans	16,178	15,556
Purchases of available-for-sale securities	(20,684)	(64,678)
Proceeds from Federal Home Loan Bank stock redemption	-	5,548
Purchase of bank-owned life insurance	(4,000)	(4,000)
Net cash paid in Insurance acquisition	(297)	-
Proceeds from cash surrender value of bank-owned life insurance	-	594
Proceeds from bank-owned life insurance death benefit	-	910
Purchases of portfolio mortgage loans	-	(16,594)
Purchases of premises and equipment, net	(1,631)	(3,580)
Net increase in loans receivable	(103,009)	(56,654)
Net cash used in investing activities	(89,063)	(90,951)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	31,795	(4,818)
Repayment of Federal Home Loan Bank advances	(7,743)	(730)
Increase in Federal Home Loan Bank advances	27,000	-
Increase (decrease) in securities sold under repurchase agreements	(921)	8,170
Repayment of warrants	(11,979)	-
Proceeds from exercise of stock options	1,559	538
Proceeds from treasury stock sales	52	73
Cash dividends paid on common stock	(5,325)	(4,304)
Net cash paid for repurchase of common stock	(5,348)	(10,873)
Net cash provided by (used in) financing activities	29,090	(11,944)
Increase (decrease) in cash and cash equivalents	(39,628)	(82,664)
Cash and cash equivalents at beginning of period	112,936	$179,318
Cash and cash equivalents at end of period	$73,308	$96,654

Supplemental cash flow information:
Interest paid	$4,939	$4,920
Income taxes paid	$7,300	$6,050
Transfers from loans to real estate and other assets held for sale	$872	$1,371
Transfers from property and equipment to real estate and other assets held for sale	$267	$-
Transfers from loans held-for-sale to loans	$-	$1,178

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

September 30, 2015 and 2014

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

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, non-residential real estate, commercial, home improvement and home equity and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Maumee, Oregon and Lima, Ohio areas, offering property and casualty, group health and life insurance products. On September 1, 2015, First Insurance acquired a group medical benefits business from Buckeye Insurance Consultants, Inc. located in Lima, Ohio for a cash purchase price of $495,000 of which $198,000 is set aside for contingent payments to be paid in cash in 2016, 2017 and 2018 if certain conditions regarding future revenue are met. As of September 30, 2015, management had determined there was goodwill of $273,000 and identifiable intangible assets of $175,000 consisting of a customer relationship intangible of $64,000 and a non-compete intangible of $111,000 related to the acquisition. Disclosure of pro forma results of this acquisition are not material to the Company’s consolidated financial statements. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

The consolidated condensed statement of financial condition at December 31, 2014 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2014 Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

Newly Issued Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The Company adopted the amendments in this ASU effective January 1, 2015. In addition, the expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings were effective for the Company’s reporting period ending June 30, 2015. All of the Company's repurchase agreements are typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement should be applied retrospectively for all periods presented, effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption was permitted. The Company early adopted ASU 2014-01 in January 2014 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in ASU 2014-04 to Topic 310, “Receivables - Troubled Debt Restructurings by Creditors,” is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption was permitted. The Company adopted ASU 2014-04 on January 1, 2015 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.  Appraisal values are generally discounted from 0% to 30% to account for other factors that may impact the value of collateral. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used, which include:  discounts for collection issues and/or changes in market conditions.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$3,003	$-	$3,003
Mortgage-backed - residential	-	62,051	-	62,051
REMICs	-	1,682	-	1,682
Collateralized mortgage obligations	-	73,790	-	73,790
Preferred stock	1	-	-	1
Corporate bonds	1,989	3,993	-	5,982
Obligations of state and political subdivisions	-	90,417	-	90,417
Mortgage banking derivative - asset	-	738	-	738
Mortgage banking derivative - liability	-	100	-	100

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$980	$-	$980
Mortgage-backed - residential	-	59,856	-	59,856
REMICs	-	1,839	-	1,839
Collateralized mortgage obligations	-	81,121	-	81,121
Preferred stock	1	-	-	1
Corporate bonds	1,989	5,003	-	6,992
Obligations of state and political subdivisions	-	88,532	-	88,532
Mortgage banking derivative - asset	-	351	-	351
Mortgage banking derivative - liability	-	24	-	24

There were no assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2015.

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014:

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

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$278	$278
Multi Family Residential	-	-	102	102
Commercial Real Estate	-	-	4,726	4,726
Commercial loans	-	-	-	-
Home Equity and Improvement	-	-	94	94
Total Impaired loans	-	-	5,200	5,200
Mortgage servicing rights	-	874	-	874
Real estate held for sale
Residential	-	-	66	66
CRE	-	-	285	285
Total real estate held for sale	-	-	351	351

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$419	$419
Multi Family Residential	-	-	269	269
Commercial Real Estate	-	-	6,665	6,665
Commercial	-	-	340	340
Home Equity and Improvement	-	-	98	98
Total impaired loans	-	-	7,791	7,791
Mortgage servicing rights	-	1,034	-	1,034
Real estate held for sale
Residential	-	-	-	-
CRE	-	-	739	739
Total real estate held for sale	-	-	739	739

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$5,200	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – Applies to all classes	$351	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20-30%	28%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $5.2 million, with a $13,000 valuation allowance and a fair value of $7.8 million, with a $19,000 valuation allowance at September 30, 2015 and December 31, 2014, respectively. A provision expense of $59,000 and a provision recovery of $659,000 for the three months and nine months ended September 30, 2015 and a provision expense of $1.4 million and $2.9 million for the three and nine months ended September 30, 2014 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $874,000 with a valuation allowance of $720,000 and a fair value of $1.0 million with a valuation allowance of $911,000 at September 30, 2015 and December 31, 2014, respectively. A recovery of $24,000 and $191,000 for the three and nine months ended September 30, 2015 and a recovery of $68,000 and $105,000 for the three and nine months ended September 30, 2014, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale and fixed assets transferred to real estate held for sale was $19,000 and $724,000 for the three and nine months ended September 30, 2015, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was $53,000 and $126,000 for the three and nine months ended September 30, 2014.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2015 and December 31, 2014. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2015.

		Fair Value Measurements at September 30, 2015 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$73,308	$73,308	$73,308	$-	$-
Investment securities	237,177	237,179	1,990	235,189	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,715,030	1,730,554	-	7,245	1,723,309
Accrued interest receivable	7,142	7,142	-	1,368	5,774

Financial Liabilities:
Deposits	$1,793,053	$1,796,922	$392,103	$1,404,819	$-
Advances from Federal Home Loan Bank	40,801	41,155	-	41,155	-
Securities sold under repurchase agreements	53,838	53,838	-	53,838	-
Subordinated debentures	36,083	35,307	-	-	35,307

		Fair Value Measurements at December 31, 2014 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$112,936	$112,936	$112,936	$-	$-
Investment securities	239,634	239,629	1,990	237,639	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,626,555	1,632,507	-	4,741	1,627,766
Accrued interest receivable	6,037	6,037	3	846	5,188

Financial Liabilities:
Deposits	$1,760,813	$1,762,733	$379,552	$1,383,181	$-
Advances from Federal Home Loan Bank	21,544	21,772	-	21,772	-
Securities sold under repurchase agreements	54,759	54,759	-	54,759	-
Subordinated debentures	36,083	35,307	-	-	35,307

4.	Stock Compensation Plans

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

As of September 30, 2015, 93,070 options are outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

In the nine months ended September 30, 2015, the Company granted 2,660 restricted shares. 2,160 shares were issued to directors and have a one-year vesting period. 500 shares were issued to an employee with a 3 year vesting period.

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

The fair value of stock options granted during the nine months ended September 30, 2015 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Nine Months ended
	September 30, 2015	September 30, 2014
Expected average risk-free rate	2.04%	1.51%
Expected average life	10.00 years	7.44 years
Expected volatility	42.00%	44.62%
Expected dividend yield	2.10%	2.22%

The weighted-average fair value of options granted was $13.13 for the nine months ended September 30, 2015 and $10.79 for the nine months ended September 30, 2014.

Following is activity under the plans during the nine months ended September 30, 2015:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2015	173,720	$20.80
Forfeited or cancelled	(5,100)	25.36
Exercised	(81,800)	22.00
Granted	6,250	32.94
Options outstanding, September 30, 2015	93,070	$20.32	3.54	$1,512
Vested or expected to vest at September 30, 2015	93,070	$20.32	3.54	$1,512
Exercisable at September 30, 2015	78,420	$18.60	2.56	$1,409

As of September 30, 2015, there was $147,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 3.81 years.

At September 30, 2015, 74,545 RSU’s and 8,427 stock grants were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established with the plan documents. A total expense of $730,000 was recorded during the nine months ended September 30, 2015 compared to an expense of $389,000 for the same period in 2014. The lower expense in the first nine months of 2014 was due to accrual reversals primarily from the 2013 LTIP adjusting for the actual payout in year one and two as well as adjusting the estimated payout in year three. There was approximately $318,000 included within other liabilities at September 30, 2015 related to the STIP.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2015	91,812	$21.00	5,767	$25.97
Granted	24,757	32.30	15,506	19.91
Vested	(12,846)	17.20	(12,846)	17.20
Forfeited	(29,178)	19.48	-	-
Unvested at September 30, 2015	74,545	$25.86	8,427	$28.19

The maximum amount of compensation expense that may be recorded for the 2015 STIP and the 2013, 2014 and 2015 LTIPs at September 30, 2015 is approximately $2.7 million. However, the estimated expense expected to be recorded as of September 30, 2015 based on the performance measures in the plan, is $1.7 million of which $740,000 is unrecognized at September 30, 2015 and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.175 common stock dividend in the first quarter and a $0.20 per common stock dividend in the second and third quarters of 2015. First Defiance declared and paid a $0.15 per common stock dividend in the first, second and third quarters of 2014.

6.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per common share – Net income	$6,696	$7,069	$19,860	$17,937
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,238	9,445	9,247	9,577
Effect of warrants	-	350	99	347
Effect of employee stock options and restricted share activity	84	108	84	107

Denominator for diluted earnings per common share	9,322	9,903	9,430	10,031
Basic earnings per common share	$0.72	$0.75	$2.15	$1.87

Diluted earnings per common share	$0.72	$0.71	$2.11	$1.79

There were 6,250 and 16,750 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2015, respectively. There were 10,500 and 43,000 shares under options granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2014, respectively.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At September 30, 2015
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$3,000	$3	$-	$3,003
Mortgage-backed securities – residential	60,713	1,338	-	62,051
REMICs	1,638	44	-	1,682
Collateralized mortgage obligations	72,391	1,561	(162)	73,790
Trust preferred securities and preferred stock	-	1	-	1
Corporate bonds	5,947	51	(16)	5,982
Obligations of state and political subdivisions	86,326	4,134	(43)	90,417
Totals	$230,015	$7,132	$(221)	$236,926

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$15	$-	$-	$15
FNMA certificates	79	2	(1)	80
GNMA certificates	33	1	-	34
Obligations of state and political subdivisions	124	-	-	124
Totals	$251	$3	$(1)	$253

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2014
Available-for-sale
Obligations of U.S. government corporations and agencies	$1,000	$-	$(20)	$980
Mortgage-backed securities - residential	58,380	1,476	-	59,856
REMICs	1,820	19	-	1,839
Collateralized mortgage obligations	80,252	1,280	(411)	81,121
Trust preferred stock and preferred stock	-	1	-	1
Corporate bonds	6,913	85	(6)	6,992
Obligations of state and political subdivisions	83,732	4,827	(27)	88,532
Total Available-for-Sale	$232,097	$7,688	$(464)	$239,321

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity*:
FHLMC certificates	$26	$-	$(8)	$18
FNMA certificates	93	2	-	95
GNMA certificates	39	1	-	40
Obligations of states and political subdivisions	155	-	-	155
Total Held-to-Maturity	$313	$3	$(8)	$308

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at September 30, 2015 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,250	$1,254	$-	$-
Due after one year through five years	15,188	15,501	124	124
Due after five years through ten years	35,329	37,188	-	-
Due after ten years	43,506	45,460	-	-
MBS/CMO	134,742	137,523	127	129
	$230,015	$236,926	$251	$253

Investment securities with a carrying amount of $134.3 million at September 30, 2015 were pledged as collateral on public deposits, securities sold under repurchase agreements and Federal Reserve discount window.

As of September 30, 2015, the Company’s investment portfolio consisted of 367 securities, 28 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at September 30, 2015 and December 31, 2014:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At September 30, 2015
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	-	-	8,574	(162)	8,574	(162)
Obligations of state and political subdivisions	5,150	(34)	424	(9)	5,574	(43)
Corporate bonds	984	(16)	-	-	984	(16)
Held to maturity securities:
FHLMC/FNMA certificates	20	(1)	9	-	29	(1)
Total temporarily impaired securities	$6,154	$(51)	$9,007	$(171)	$15,161	$(222)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2014
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$980	$(20)	$980	$(20)
Collateralized mortgage obligations	4,466	(138)	14,633	(273)	19,099	(411)
Corporate bonds	-	-	994	(6)	994	(6)
Obligations of state and political subdivisions	1,194	(8)	1,499	(19)	2,693	(27)
Held to maturity securities:
FHLMC certificates	18	(8)	-	-	18	(8)
Total temporarily impaired securities	$5,678	$(154)	$18,106	$(318)	$23,784	$(472)

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

In the three or nine months ended September 30, 2015 and September 30, 2014, management determined there was no OTTI.

The Company holds three CDO’s at September 30, 2015 and December 31, 2014 with a zero value.

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was zero at September 30, 2015 and December 31, 2014.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Proceeds	$-	$10,738	$-	$14,520
Gross realized gains	-	460	-	1,573
Gross realized losses	-	-	-	(642)

8.	Loans

Loans receivable consist of the following:

	September 30, 2015	December 31, 2014
	(In Thousands)

Real Estate:
Secured by 1-4 family residential	$205,370	$206,437
Secured by multi-family residential	163,255	156,530
Secured by commercial real estate	758,952	683,958
Construction	129,230	112,385
	1,256,807	1,159,310
Other Loans:
Commercial	402,681	399,730
Home equity and improvement	113,781	111,813
Consumer Finance	15,774	15,466
	532,236	527,009
Total loans	1,789,043	1,686,319
Deduct:
Undisbursed loan funds	(54,484)	(38,653)
Net deferred loan origination fees and costs	(1,021)	(880)
Allowance for loan loss	(25,209)	(24,766)
Totals	$1,708,329	$1,622,020

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended September 30, 2015 and 2014 by portfolio segment (In Thousands):

Quarter Ended September 30, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,877	$2,269	$12,096	$308	$5,567	$2,107	$160	$25,384
Charge-Offs	(185)	0	(64)	0	(43)	(110)	(5)	(407)
Recoveries	105	0	25	0	42	76	11	259
Provisions	(18)	(25)	96	(69)	(155)	152	(8)	(27)
Ending Allowance	$2,779	$2,244	$12,153	$239	$5,411	$2,225	$158	$25,209

Quarter Ended September 30, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,345	$2,480	$11,476	$199	$6,199	$1,780	$148	$24,627
Charge-Offs	(95)	-	(246)	-	(1,272)	(42)	(16)	(1,671)
Recoveries	13	2	978	-	109	87	16	1,205
Provisions	161	99	(1,121)	15	1,384	(134)	2	406
Ending Allowance	$2,424	$2,581	$11,087	$214	$6,420	$1,691	$150	$24,567

The following table discloses allowance for loan loss activity for the year-to-date periods ended September 30, 2015 and September 30, 2014 by portfolio segment and impairment method (In Thousands):

Year-to-date Period Ended September 30, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766
Charge-Offs	(275)	(114)	(250)	0	(68)	(340)	(21)	(1,068)
Recoveries	178	0	789	0	255	156	40	1,418
Provisions	382	(95)	346	18	(1,285)	705	22	93
Ending Allowance	$2,779	$2,244	$12,153	$239	$5,411	$2,225	$158	$25,209

Year-to-date Ended September 30, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950
Charge-Offs	(364)	-	(514)	-	(2,770)	(306)	(39)	(3,993)
Recoveries	167	7	1,901	-	358	172	50	2,655
Provisions	(226)	66	(2,300)	80	3,154	190	(9)	955
Ending Allowance	$2,424	$2,581	$11,087	$214	$6,420	$1,691	$150	$24,567

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$186	$-	$137	$-	$11	$24	$-	$358

Collectively evaluated for impairment	2,593	2,244	12,016	239	5,400	2,201	158	24,851

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,779	$2,244	$12,153	$239	$5,411	$2,225	$158	$25,209

Loans:

Loans individually evaluated for impairment	$9,417	$3,139	$12,914	$-	$3,979	$2,168	$54	$31,671

Loans collectively evaluated for impairment	196,331	160,191	748,367	74,677	400,087	112,108	15,706	1,707,467

Loans acquired with deteriorated credit quality	-	-	156	-	18	-	-	174

Total ending loans balance	$205,748	$163,330	$761,437	$74,677	$404,084	$114,276	$15,760	$1,739,312

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,750	$67	$66	$5,854	$203	$201
Residential Non Owner Occupied	3,762	38	38	4,045	117	117
Total Residential Real Estate	9,512	105	104	9,899	320	318
Construction	-	-	-	50	2	2
Multi-Family	3,168	12	11	2,680	25	25
CRE Owner Occupied	6,475	39	39	6,566	117	117
CRE Non Owner Occupied	2,696	29	29	7,445	273	273
Agriculture Land	2,236	21	2	1,741	53	30
Other CRE	1,509	5	5	2,023	31	30
Total Commercial Real Estate	12,916	94	75	17,775	474	450
Commercial Working Capital	1,030	11	11	1,478	38	36
Commercial Other	2,989	7	6	3,483	33	41
Total Commercial	4,019	18	17	4,961	71	77
Home Equity and Home Improvement	2,160	19	19	2,257	60	60
Consumer	58	1	2	55	2	3
Total Impaired Loans	$31,833	$249	$228	$37,677	$954	$935

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,242	$84	$84	$6,235	$250	$245
Residential Non Owner Occupied	3,537	31	31	3,778	101	101
Total Residential Real Estate	9,779	115	115	10,013	351	346
Construction	261	4	4	261	10	13
Multi-Family	349	1	1	368	3	3
CRE Owner Occupied	8,238	35	29	9,014	108	97
CRE Non Owner Occupied	18,144	200	200	18,656	605	605
Agriculture Land	536	3	2	635	11	7
Other CRE	2,576	5	5	2,075	15	16
Total Commercial Real Estate	29,494	243	236	30,381	739	725
Commercial Working Capital	3,111	9	9	3,107	20	20
Commercial Other	4,325	4	3	4,612	8	6
Total Commercial	7,436	13	12	7,719	28	26
Home Equity and Home Improvement	2,185	25	24	2,240	75	74
Consumer	47	1	1	52	3	3
Total Impaired Loans	$49,551	$402	$393	$51,034	$1,209	$1,190

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$3,852	$3,746	$-	$3,967	$3,859	$-
Residential Non Owner Occupied	3,527	3,535	-	3,763	3,670	-
Total 1-4 Family Residential Real Estate	7,379	7,281	-	7,730	7,529	-
Multi-Family Residential Real Estate	3,287	3,139	-	2,627	2,482	-
CRE Owner Occupied	4,163	3,821	-	7,109	6,481	-
CRE Non Owner Occupied	2,631	2,370	-	4,106	3,759	-
Agriculture Land	2,134	2,184	-	213	208	-
Other CRE	1,019	979	-	2,923	2,378	-
Total Commercial Real Estate	9,947	9,354	-	14,351	12,826	-
Construction	-	-	-	150	150	-
Commercial Working Capital	463	467	-	1,155	1,157	-
Commercial Other	2,610	2,611	-	3,966	3,663	-
Total Commercial	3,073	3,078	-	5,121	4,820	-

Home Equity and Home Improvement	2,135	2,084	-	2,192	2,140	-
Consumer Finance	54	54	-	35	34	-

Total loans with no allowance recorded	$25,875	$24,990	$-	$32,206	$29,981	$-

With an allowance recorded:
Residential Owner Occupied	$1,970	$1,972	$182	$2,112	$2,114	$204
Residential Non Owner Occupied	160	164	4	636	638	12
Total 1-4 Family Residential Real Estate	2,130	2,136	186	2,748	2,752	216
Multi-Family Residential Real Estate	-	-	-	-	-	-
CRE Owner Occupied	3,025	2,608	125	2,667	2,257	148
CRE Non Owner Occupied	386	310	4	13,020	12,606	842
Agriculture Land	121	111	1	333	320	10
Other CRE	955	531	7	137	108	3
Total Commercial Real Estate	4,487	3,560	137	16,157	15,291	1,003
Construction	-	-	-	-	-	-
Commercial Working Capital	622	624	8	649	650	21
Commercial Other	273	277	3	264	269	9
Total Commercial	895	901	11	913	919	30
Home Equity and Home Improvement	84	84	24	101	102	24
Consumer Finance	-	-	-	-	-	-
Total loans with an allowance recorded	$7,596	$6,681	$358	$19,919	$19,064	$1,273

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2015	December 31, 2014
	(In Thousands)
Non-accrual loans	$16,612	$24,130
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	16,612	24,130
Real estate and other assets held for sale	4,936	6,181
Total non-performing assets	$21,548	$30,311
Troubled debt restructuring, still accruing	$13,786	$24,686

The following table presents the aging of the recorded investment in past due and non accrual loans as of September 30, 2015 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$139,765	$-	$406	$286	$692	$1,422
Residential Non Owner Occupied	63,898	642	128	623	1,393	1,323

Total 1-4 Family Residential Real Estate	203,663	642	534	909	2,085	2,745

Multi-Family Residential Real Estate	161,262	-	-	2,068	2,068	2,491

CRE Owner Occupied	325,006	112	-	2,527	2,639	4,289
CRE Non Owner Occupied	291,214	121	-	357	478	1,055
Agriculture Land	96,007	190	104	-	294	838
Other Commercial Real Estate	45,484	-	-	315	315	1,414

Total Commercial Real Estate	757,711	423	104	3,199	3,726	7,596

Construction	74,604	-	73	-	73	-

Commercial Working Capital	153,408	-	-	166	166	245
Commercial Other	248,227	2	207	2,074	2,283	2,878

Total Commercial	401,635	2	207	2,240	2,449	3,123

Consumer Finance	15,671	62	9	18	89	29
Home Equity/Home Improvement	113,698	459	76	43	578	632

Total Loans	$1,728,244	$1,588	$1,003	$8,477	$11,068	$16,616

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

Troubled Debt Restructurings

As of September 30, 2015 and December 31, 2014, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $20.5 million and $33.0 million, respectively. The Company allocated $256,000 and $1.1 million of specific reserves to those loans at September 30, 2015 and December 31, 2014, and has committed to lend additional amounts totaling up to $81,000 and $69,000 at September 30, 2015 and December 31, 2014, respectively.

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

Of the loans modified in a TDR, $6.8 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ending September 30, 2015 and September 30, 2014:

	Loans Modified as a TDR for the Three Months Ended September 30, 2015 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2015 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	0	$-	3	$226
1-4 Family Non Owner Occupied	0	-	4	63
CRE Owner Occupied	1	72	2	632
CRE Non Owner Occupied	0	-	2	252
Agriculture Land	0	-	3	1,552
Other CRE	0	-	0	-
Commercial Working Capital	2	114	4	119
Commercial Other	1	19	2	73
Home Equity and Improvement	4	114	11	217
Consumer Finance	2	2	6	37
Total	10	$321	37	$3,171

The loans described above decreased the ALLL by $3,000 in the three month period ending September 30, 2015 and $23,000 in the nine month period ending September 30, 2015.

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

Of the 2015 modifications, 13 were made TDRs due to the fact that the borrower has been in bankruptcy, 1 was made TDR due to extending the amortization, 1 was made a TDR due to an interest only period, 1 was made a TDR due to extending the maturity, 11 were made TDRs due to advancing funds to a watchlist credit, 3 was to term out a line of credit and 7 were made to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine month periods ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30, 2015 ($ in thousands)		Nine Months Ended September 30, 2015 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	1	105
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	1	120	1	120
Commercial Other	5	1,829	5	1,829
Home Equity and Improvement	0	-	1	22
Consumer Finance	0	-	0	-
Total	6	$1,949	8	$2,076

The TDRs that subsequently defaulted described above had no effect on the allowance for loan losses for the three and nine month periods ended September 30, 2015.

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

The terms of certain other loans were modified during the period ending September 30, 2015 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 59 loans were modified under this definition during the three month period ended September 30, 2015 and a total of 212 loans were modified under this definition during the nine month period ended September 30, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$5,516	$150	$1,970	$-	$132,820	$140,456
1-4 Family Non Owner Occupied	54,283	2,088	4,394	-	4,527	65,292

Total 1-4 Family Real Estate	59,799	2,238	6,364	-	137,347	205,748

Multi-Family Residential Real Estate	159,206	208	3,798	-	118	163,330

CRE Owner Occupied	299,619	20,719	6,489	-	819	327,646
CRE Non Owner Occupied	284,404	2,900	4,371	-	17	291,692
Agriculture Land	92,750	993	2,557	-	-	96,300
Other CRE	41,836	779	2,686	-	498	45,799

Total Commercial Real Estate	718,609	25,391	16,103	-	1,334	761,437

Construction	60,624	-	-	-	14,053	74,677

Commercial Working Capital	149,408	3,350	817	-	-	153,575
Commercial Other	243,224	3,680	3,605	-	-	250,509

Total Commercial	392,632	7,030	4,422	-	-	404,084

Home Equity and Home Improvement	-	-	559	-	113,717	114,276
Consumer Finance	-	-	8	-	15,752	15,760

Total Loans	$1,390,870	$34,867	$31,254	$-	$282,321	$1,739,312

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$4,230	$131	$3,048	$365	$135,306	$143,080
1-4 Family Non Owner Occupied	51,327	2,404	4,872	7	5,174	63,784

Total 1-4 Family Real Estate	55,557	2,535	7,920	372	140,480	206,864

Multi-Family Residential Real Estate	152,290	220	3,236	-	914	156,660

CRE Owner Occupied	273,406	18,448	9,953	-	1,175	302,982
CRE Non Owner Occupied	224,073	7,898	13,186	-	27	245,184
Agriculture Land	90,875	1,849	819	-	-	93,543
Other CRE	40,147	63	3,466	-	572	44,248

Total Commercial Real Estate	628,501	28,258	27,424	-	1,774	685,957

Construction	62,355	-	150	-	11,217	73,722

Commercial Working Capital	128,229	6,287	1,444	-	-	135,960
Commercial Other	253,576	6,504	4,991	-	-	265,071

Total Commercial	381,805	12,791	6,435	-	-	401,031

Home Equity and Home Improvement	-	-	1,647	106	110,529	112,282
Consumer Finance	-	-	125	-	15,326	15,451

Total Loans	$1,280,508	$43,804	$46,937	$478	$280,240	$1,651,967

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $140,000 as of September 30, 2015.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Gain from sale of mortgage loans	$1,197	$973	$3,728	$2,601
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	866	870	2,593	2,652
Amortization of mortgage servicing rights	(407)	(366)	(1,264)	(1,026)
Mortgage servicing rights valuation adjustments	24	68	191	105
	483	572	1,520	1,731

Net revenue from sale and servicing of mortgage loans	$1,680	$1,545	$5,248	$4,332

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.35 billion at September 30, 2015 and December 31, 2014.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,872	$9,993	$9,923	$10,133
Loans sold, servicing retained	449	348	1,255	868
Amortization	(407)	(366)	(1,264)	(1,026)
Carrying value before valuation allowance at end of period	9,914	9,975	9,914	9,975

Valuation allowance:
Balance at beginning of period	(744)	(990)	(911)	(1,027)
Impairment recovery (charges)	24	68	191	105
Balance at end of period	(720)	(922)	(720)	(922)
Net carrying value of MSRs at end of period	$9,194	$9,053	$9,194	$9,053
Fair value of MSRs at end of period	$9,629	$9,933	$9,629	$9,933

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company established an accrual for secondary market buy-back losses that resulted in a reversal of $84,000 for the first nine months of 2015 mainly due to no actual losses being recorded in 2015. In the first nine months of 2014, the Company accrued $276,000 which was partially offset by reversing $67,000 of accrued expenses related to the Freddie Mac post-foreclosure review that began in the third quarter of 2013 and was reversed in 2014 with no losses resulting.

10.	Deposits

A summary of deposit balances is as follows (in thousands):

	September 30, 2015	December 31, 2014
	(In Thousands)
Non-interest-bearing checking accounts	$392,103	$379,552
Interest-bearing checking and money market accounts	745,233	727,729
Savings deposits	216,613	203,673
Retail certificates of deposit less than $250,000	414,366	422,907
Retail certificates of deposit greater than $250,000	24,738	26,952
	$1,793,053	$1,760,813

11.	Borrowings

First Defiance’s FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2015	December 31, 2014
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$27,000	$-
Putable advances	5,000	12,000
Amortizable mortgage advances	8,801	9,544
Total	$40,801	$21,544

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advance can be put back to the Company at the option of the FHLB on a quarterly basis. A $5.0 million putable advance with a weighted average rate of 2.35% was not yet callable by the FHLB at September 30, 2015. The call date for this advance is December 14, 2015 and the maturity date is March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.83% as of September 30, 2015 and 1.74% as of December 31, 2014.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.71% and 1.62% on September 30, 2015 and December 31, 2014 respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At September 30, 2015		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$19,618	$-	$-	$-	$19,618
Collateralized mortgage obligations	34,220	-	-	-	34,220
Total borrowings	$53,838	$-	$-	$-	$53,838
Gross amount of recognized liabilities for repurchase agreements					$53,838

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At December 31, 2014		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$16,570	$-	$-	$-	$16,570
Collateralized mortgage obligations	38,189	-	-	-	38,189
Total borrowings	$54,759	$-	$-	$-	$54,759
Gross amount of recognized liabilities for repurchase agreements					$54,759

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	September 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$40,383	$82,986	$37,546	$69,232
Unused lines of credit	22,767	299,208	20,385	307,449
Standby letters of credit	-	19,799	-	17,886
Total	$63,150	$401,993	$57,931	$394,567

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $24.1 million and $11.6 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at September 30, 2015 and December 31, 2014, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $17.9 million and $7.4 million of interest rate lock commitments at September 30, 2015 and December 31, 2014, respectively. There were $24.1 million and $11.6 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2015 and December 31, 2014, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2015			December 31, 2014
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking
Derivatives	$738	$(100)	$638	$351	$(24)	$327

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(94)	$(27)	$311	$151

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

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2015:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$2,024	$709	$1,315
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive Income (loss)	$2,024	$709	$1,315

Nine months ended September 30, 2015:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$(313)	$(108)	$(205)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(313)	$(108)	$(205)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended September 30, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$707	$225	$482
Reclassification adjustment for net gains included in net income	(460)	(138)	(322)
Total other comprehensive income (loss)	$247	$87	$160

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Nine months ended September 30, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$5,172	$1,764	$3,408
Reclassification adjustment for net gains included in net income	(931)	(279)	(652)
Total other comprehensive Income (loss)	$4,241	$1,485	$2,756

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2015	$4,697	$(583)	$4,114
Other comprehensive income (loss) before reclassifications	(205)	-	(205)
Amounts reclassified from accumulated other comprehensive income	-	-	-

Net other comprehensive income during period	(205)	-	(205)

Balance September 30, 2015	$4,492	$(583)	$3,909

Balance January 1, 2014	$906	$(361)	$545
Other comprehensive income (loss) before reclassifications	3,408	-	3,408
Amounts reclassified from accumulated other comprehensive income	(652)	-	(652)

Net other comprehensive income during period	2,756	-	2,756

Balance September 30, 2014	$3,662	$(361)	$3,301

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the income statement as a component of income tax expense (benefit). The Company elected to early adopt ASU 2014-01 in January 2014. All of the Company’s investments are accounted for under the proportional amortization method, as there were no investments held prior to January of 2014. As of September 30, 2015 and December 31, 2014 the Company had $4.4 million and $4.6 million in qualified investments recorded in other assets and $2.6 million and $3.0 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of September 30, 2015, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2015	$997
2016	612
2017	160
2018	414
2019	93
Thereafter	312
Total Unfunded Commitments	$2,588

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
(dollars in thousands)	2015	2014
Proportional Amortization Method
Tax credits and other tax benefits recognized	$118	$65
Amortization expense in federal income taxes	89	48

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Proportional Amortization Method
Tax credits and other tax benefits recognized	$354	$397
Amortization expense in federal income taxes	268	296

There were no impairment losses of LIHTC investments for the three and nine months ended September 30, 2015 and 2014.

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

First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance, Bryan, Bowling Green, Maumee, Oregon and Lima, Ohio areas. On September 1, 2015, First Insurance acquired a group medical benefits business from Buckeye Insurance Consultants, Inc. located in Lima, Ohio for a cash purchase price of $495,000 of which $198,000 is set aside for contingent payments to be paid in cash in 2016, 2017 and 2018 if certain conditions regarding future revenue are met. As of September 30, 2015, management had determined there was goodwill of $273,000 and identifiable intangible assets of $175,000 consisting of a customer relationship intangible of $64,000 and a non-compete intangible of $111,000 related to the acquisition.

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

Volcker Rules - On December 10, 2013, the Board of Governors of the Federal Reserve System, the OCC, the FDIC, the Securities and Exchange Commission, and the Commodity Futures Trading Commission (collectively, “Regulators”) adopted the final version of the Volcker Rule (“Final Volcker Rule”). The Final Volcker Rule restricts United States banks from making certain kinds of speculative investments that do not benefit their customers. The Final Volcker Rule’s purpose is to put in place, as mandated under Section 619 of the Dodd-Frank Act, regulations to help avoid the financial crisis that occurred during the recent past. The Final Volcker Rule is intended to effectively reduce risks posed to banking entities by proprietary trading activities and investments in or relationships with covered funds while permitting banking entities to continue to provide client-oriented financial services that are critical to capital generation and liquid markets.

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

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4%.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at .625%. The implementation of Basel III did not have a material impact on First Defiance’s or First Federal’s capital ratios.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $251,000 at September 30, 2015. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $236.9 million at September 30, 2015. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($3.0 million), certain municipal obligations ($90.4 million), CMOs/REMICs ($75.4 million), corporate bonds ($6.0 million), and mortgage backed securities ($62.1 million).

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

First Federal has a qualified individual in the Credit Department perform a review of all commercial appraisals or evaluations received. If an appraisal or evaluation is not reviewed by credit department personnel, it will be reviewed by a qualified person independent of the transaction. During the review the individual shall review the appraisal for accuracy, reasonableness of assumptions used, appropriateness of comparables used, and the reasonableness of the opinion of value. For appraisals ordered to determine or update collateral values for criticized loans, a qualified individual in the Credit Department will perform a comprehensive review on the appraisal for loan exposure of $250,000 or more. For loans less than $250,000, the workout officer will perform an administrative review.

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

Changes in Financial Condition

At September 30, 2015, First Defiance's total assets, deposits and stockholders' equity amounted to $2.23 billion, $1.79 billion and $278.6 million, respectively, compared to $2.18 billion, $1.76 billion and $279.5 million, respectively, at December 31, 2014.

Net loans receivable (excluding loans held for sale) increased $86.3 million to $1.71 billion. The variance in loans receivable between September 30, 2015 and December 31, 2014 include increases in commercial real estate loans (up $81.7 million), commercial loans (up $2.9 million), home equity and improvement loans (up $2.0 million), and construction loans (up $1.0 million). These increases were just slightly offset by a decrease in residential real estate loans (down $1.1 million).

The investment securities portfolio decreased $2.5 million to $237.2 million at September 30, 2015 from $239.6 million at December 31, 2014. The decrease is the result of $22.2 million of securities maturing or being called during the first nine months of 2015. This was partially offset by purchases of $20.7 million of securities. There was an unrealized gain in the investment portfolio of $6.9 million at September 30, 2015 compared to an unrealized gain of $7.2 million at December 31, 2014.

Deposits increased $32.2 million to $1.79 billion at September 30, 2015 from $1.76 billion at December 31, 2014. Non-interest bearing demand deposits increased $12.6 million to $392.1 million, interest-bearing demand deposits and money market accounts increased $17.5 million to $745.2 million and savings deposits increased $12.9 million to $216.6 million. These increases were partially offset by a decrease in retail time deposits of $10.8 million to $439.1 million.

Stockholders’ equity decreased slightly from $279.5 million at December 31, 2014 to $278.6 million at September 30, 2015. The decrease in stockholders’ equity was the result of the $12.0 million cost of repurchasing the warrant issued to the U.S. Treasury under the TARP Capital Purchase Program, $5.3 million of common stock dividends being paid in the first nine months of 2015, and $5.3 million in repurchased common stock in the first nine months of 2015. These were mostly offset by recording net income of $19.9 million and a $1.6 million increase due to stock option exercises.

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

	Three Months Ended September 30,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,696,370	$18,472	4.32%	$1,586,652	$17,406	4.35%
Securities	236,485	2,105	3.63	235,459	2,144	3.70
Interest bearing deposits	53,627	33	0.24	98,738	64	0.26
FHLB stock	13,802	138	3.97	13,802	137	3.94
Total interest-earning assets	2,000,284	20,748	4.13	1,934,651	19,751	4.06
Non-interest-earning assets	222,559			218,575
Total assets	$2,222,843			$2,153,226

Interest-bearing liabilities:
Deposits	$1,397,965	$1,363	0.39%	$1,396,698	$1,304	0.37%
FHLB advances and other	41,047	178	1.72	21,872	131	2.38
Subordinated debentures	36,128	154	1.69	36,129	147	1.61
Securities sold under repurchase agreements	54,598	38	0.28	56,776	41	0.29
Total interest-bearing liabilities	1,529,738	1,733	0.45	1,511,475	1,623	0.43
Non-interest bearing deposits	388,849	-		341,796	-
Total including non-interest bearing demand deposits	1,918,587	1,733	0.36	1,853,271	1,623	0.35
Other non-interest-bearing liabilities	27,021			22,987
Total liabilities	1,945,608			1,876,258
Stockholders' equity	277,235			276,968
Total liabilities and stock- holders' equity	$2,222,843			$2,153,226
Net interest income; interest rate spread		$19,015	3.68%		$18,128	3.63%
Net interest margin (3)			3.78%			3.73%
Average interest-earning assets to average interest-bearing liabilities			131%			128%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,672,393	$54,590	4.36%	$1,561,118	$50,996	4.37%
Securities	241,016	6,369	3.64	218,527	6,091	3.83
Interest bearing deposits	56,315	113	0.27	146,798	283	0.26
FHLB stock	13,802	413	4.00	14,969	502	4.48
Total interest-earning assets	1,983,526	61,485	4.16	1,941,412	57,872	3.99
Non-interest-earning assets	221,609			213,615
Total assets	$2,205,135			$2,155,027

Interest-bearing liabilities:
Deposits	$1,396,731	$3,947	0.38%	$1,401,481	$3,989	0.38%
FHLB advances	34,038	461	1.81	22,117	397	2.40
Subordinated debentures	36,129	451	1.67	36,132	439	1.62
Securities sold under repurchase agreements	53,740	113	0.28	53,614	121	0.30
Total interest-bearing liabilities	1,520,638	4,972	0.44	1,513,344	4,946	0.44
Non-interest bearing deposits	379,305	-		343,795	-
Total including non-interest bearing demand deposits	1,899,943	4,972	0.35	1,857,139	4,946	0.36
Other non-interest-bearing liabilities	28,062			22,154
Total liabilities	1,928,005			1,879,293
Stockholders' equity	277,130			275,734
Total liabilities and stock- holders' equity	$2,205,135			$2,155,027
Net interest income; interest rate spread		$56,513	3.72%		$52,926	3.55%
Net interest margin (3)			3.82%			3.65%
Average interest-earning assets to average interest-bearing liabilities			130%			128%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended September 30, 2015 and 2014

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2015 was $6.7 million compared to net income of $7.1 million for the comparable period in 2014. On a per share basis, basic and diluted earnings per common share for the quarter ended September 30, 2015 were both $0.72, compared to basic and diluted earnings per common share of $0.75 and $0.71, respectively, for the same period in 2014. Earnings in the third quarter of 2014 were positively impacted by $299,000 of after tax gains on the sale of securities, a $903,000 tax-free benefit from a bank-owned life insurance policy and a $498,000 tax free gain realized through the company’s deferred compensation plan trust. Additional net adjustments to income taxes of $250,000, which included the write-off of a portion of unused deferred tax assets, negatively impacted third quarter 2014 results. These items combined increased the third quarter 2014 net income by $1.45 million, or $0.15 per diluted common share.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $18.5 million for the quarter ended September 30, 2015, up from $17.7 million for the same period in 2014. The tax-equivalent net interest margin was 3.78% for the quarter ended September 30, 2015, an increase from 3.73% for the same period in 2014. The increase in margin between the 2014 and 2015 third quarters was due to an increase in interest-earning asset yields, which increased to 4.13% for the quarter ended September 30, 2015, up 7 basis points from 4.06% for the same period in 2014. The cost of interest-bearing liabilities between the two periods increased 2 basis points to 0.45% in the third quarter of 2015 from 0.43% in the same period in 2014. Average loan balances grew $109.7 million year over year which were partially funded by overnight interest bearing deposits which declined $45.1 million for that same period. This change in earning asset mix resulted in a positive impact to the net interest margin. Management continues to analyze and look for additional opportunities to maintain its margin, as well as other alternatives to minimize the impact of a looming rate increase in the near future.

Total interest income increased $980,000 to $20.3 million for the quarter ended September 30, 2015 from $19.3 million for the same period in 2014. Continued steady loan demand and an increase in the average balance of the investment portfolio continued the shift of earning assets out of lower yielding interest bearing deposits into higher yielding earning assets. The yield on total interest earning assets improved to 4.13% for the quarter ended September 30, 2015 from 4.06% for the same period in 2014. The loan portfolio yield decreased slightly to 4.32% for the quarter ended September 30, 2015 from 4.35% for the same period in 2014 while investment portfolio yields declined to 3.63% for the quarter ended September 30, 2015 from 3.70% for the same period in 2014. Income from loans increased to $18.5 million for the quarter ended September 30, 2015 compared to $17.4 million for the same period in 2014 due to $109.7 million of average loan growth year over year as well as a recovery of approximately $55,000 of non-accrual interest as a result of pay-offs and loans being put back on accrual status. Interest income from investments remained steady at $1.7 million for the quarters ended September 30, 2015 and 2014.

Total interest expense increased $110,000 in the third quarter of 2015 compared to the same period in 2014, to $1.7 million from $1.6 million. There was a 2 basis point increase in the average cost of interest-bearing liabilities in the third quarter of 2015 due to a slight increase in the rates on interest bearing deposits and an increase in the volume of FHLB advances. Interest expense related to interest-bearing deposits increased to $1.4 million in the third quarter of 2015 from $1.3 million in the same period in 2014. Interest expense recognized by the Company related to subordinated debentures was $154,000 in the third quarter of 2015 compared to $147,000 for the same period in 2014. Expenses on FHLB advances and securities sold under repurchase agreements were $178,000 and $38,000 respectively in the third quarter of 2015 compared to $131,000 and $41,000 respectively for the same period in 2014.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the estimated probable incurred credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. The goal is to have approximately 55% to 60% of the portfolio reviewed annually. This includes all relationships over $5.0 million with new exposure greater than $2.0 million and a sample of those relationships greater than $5.0 million; loan relationships between $1.0 million and $5.0 million with new exposure greater than $750,000 and a sample of those relationships between $1.0 million and $5.0 million; and a sample of relationships less than $1.0 million. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb incurred credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the Company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $358,000 at September 30, 2015. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor is then applied to the non-impaired loan portfolio. Beginning June 30, 2015, the Company refined the methodology to its allowance for loan loss calculation pertaining to the general reserve component for non-impaired loans. There was no change to the calculation of the component for reserves on impaired loans. Within the general reserve, the determination of the historical loss component was modified from using a three-year average annual loss rate to a loss migration measurement. The loss migration measurement implemented June 30, 2015, utilizes an average of four (4) four-year loss migration periods for each loan portfolio segment with differentiation between loan risk grades. This approach provides for a more precise reflection of probable incurred losses by risk grade within each loan portfolio segment over an average loan life cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio, thereby requiring less weight to the subjective components of the allowance for loan losses. Prior to June 30, 2015, the approach to this component quantified the historical loss by calculating a rolling twelve quarter average annual loss rate for each portfolio segment, without differentiation between loan risk grades. This modification resulted in a change of the general reserves between the loan portfolio segments but did not have a material impact on the overall allowance for loan losses. The stratification and loss migration analysis of the loan portfolio resulted in an increase in the quantitative general allowance to $9.6 million at September 30, 2015 compared to $7.8 million at December 31, 2014.

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

The qualitative analysis at September 30, 2015 indicated a general reserve of $15.3 million compared with $15.7 million at December 31, 2014. Management reviewed the overall economic, environmental and risk factors. During the third quarter, the economic factors were decreased slightly due to the improvement in unemployment rates in the Northwest Ohio, Indiana and Michigan markets. Most national and regional economic indicators have also maintained favorable conditions. The environmental factors were increased due to the strong growth achieved in the first nine months of 2015 amidst highly competitive conditions on pricing and terms, including the continued growth in our new Business Banking initiative, and balances generated from the expansion of our Columbus loan production office. Changes in the commercial lending credit process were also factors considered in the environmental increases. The qualitative risk factors have been decreased as a result of continued favorable trends in asset quality and management’s consideration that implementing loss migration analysis results in more precise calculation of risk.

First Defiance’s general reserve percentages for main loan segments ranged from 0.32% for pass rated construction loans to 13.73% for special mention rated commercial loans at September 30, 2015.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company recorded a credit provision for loan losses of $27,000 in the third quarter of 2015 compared to an expense of $406,000 for the same period in 2014. The allowance for loan losses was $25.2 million and $24.8 million and represented 1.45% and 1.50% of loans, net of undisbursed loan funds and deferred fees and costs, as of September 30, 2015 and December 31, 2014, respectively. Charge offs of $407,000 were partially offset by recoveries of $259,000, resulting in a reduction to the overall allowance for loan loss of $148,000 for the third quarter of 2015. In management’s opinion, the overall allowance for loan losses of $25.2 million as of September 30, 2015 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. For the quarter ended September 30, 2015, First Defiance had write-downs that totaled $19,000 for real estate held for sale. Management believes that the values recorded at September 30, 2015 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans are $31.1 million at September 30, 2015, a significant decrease compared to $47.3 million at December 31, 2014.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 151.8% at September 30, 2015 compared with 102.6% at December 31, 2014. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that the allowances for those loans at September 30, 2015 are appropriate. Of the $16.6 million in non-accrual loans at September 30, 2015, $8.1 million or 49.0% are less than 90 days past due.

At September 30, 2015, First Defiance had total non-performing assets of $21.5 million, compared to $30.3 million at December 31, 2014. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at September 30, 2015 and December 31, 2014 by category were as follows:

Table 1 – Nonperforming Asset

	September 30,	December 31,
	2015	2014
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$2,745	$3,332
Non-residential and multi-family residential real estate	10,090	15,174
Commercial	3,117	4,993
Construction	-	-
Home equity and improvement	631	619
Consumer Finance	29	12
Total non-performing loans	16,612	24,130

Real estate owned	4,936	6,181
Other repossessed assets	-	-
Total repossessed assets	$4,936	6,181

Total Nonperforming assets	$21,548	$30,311

Restructured loans, accruing	$13,786	$24,686

Total nonperforming assets as a percentage of total assets	0.97%	1.39%
Total nonperforming loans as a percentage of total loans*	0.96%	1.47%
Total nonperforming assets as a percentage of total loans plus REO*	1.24%	1.83%
Allowance for loan losses as a percent of total nonperforming assets	116.99%	81.71%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2014 and September 30, 2015 is primarily in commercial real estate loans. The balance of these types of non-performing loans was $5.1 million lower at September 30, 2015 compared to December 31, 2014 mainly due to some of these relationships paying off.

Non-performing loans in the commercial loan category represented 0.77% of the total loans in those categories at September 30, 2015 compared to 1.25% for the same category at December 31, 2014. Non-performing loans in the commercial real estate loan category represented 1.09% of the total loans in those categories at September 30, 2015 compared to 1.81% for the same category at December 31, 2014. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and non-accrual loans by loan type. For the nine months ended and as of September 30, 2015, commercial real estate, which represented 51.55% of total loans, accounted for 121.43% of net recoveries and 60.75% of non-accrual loans, and commercial loans, which represented 22.51% of total loans, accounted for 53.43% of net recoveries and 18.76% of non-accrual loans. For the nine months ended and as of September 30, 2014, commercial real estate, which represented 49.65% of total loans, accounted for (104.33)% of net charge-offs (recovery) and 61.59% of non-accrual loans, and commercial loans, which represented 23.35% of total loans, accounted for 180.27% of net charge-offs and 24.55% of non-accrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Nine Months Ended September 30, 2015		As of September 30, 2015
	Net Charge-offs (Recoveries)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$97	(27.71)%	$2,745	16.52%
Construction	-	0.00%	-	0.00%
Commercial real estate	(425)	121.43%	10,090	60.75%
Commercial	(187)	53.43%	3,117	18.76%
Consumer	(19)	5.43%	29	0.17%
Home equity and improvement	184	(52.57)%	631	3.80%
Total	$(350)	100.00%	$16,612	100.00%

	For the Nine Months Ended September 30, 2014		As of September 30, 2014
	Net Charge-offs (Recoveries)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$197	14.80%	$3,053	13.55%
Construction	-	0.00%	-	0.00%
Commercial real estate	(1,394)	(104.33)%	13,873	61.59%
Commercial	2,412	180.27%	5,530	24.55%
Consumer	(11)	(0.75)%	-	0.00%
Home equity and improvement	134	10.01%	69	0.31%
Total	$1,338	100.00%	$22,525	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	3rd 2015	2nd 2015	1st 2015	4th 2014	3rd 2014
	(In Thousands)

Allowance at beginning of period	$25,384	$25,302	$24,766	$24,567	$24,627
Provision for credit losses	(27)	-	120	162	406
Charge-offs:
Residential	185	11	78	61	95
Commercial real estate	64	146	155	505	246
Commercial	43	23	2	212	1,272
Consumer finance	5	13	3	1	16
Home equity and improvement	110	187	43	87	42
Total charge-offs	407	380	281	866	1,671
Recoveries	259	462	697	903	1,205
Net charge-offs (recoveries)	148	(82)	(416)	(37)	466
Ending allowance	$25,209	$25,384	$25,302	$24,766	$24,567

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,779	11.48%	$2,877	11.68%	$2,483	11.79%	$2,494	12.24%	$2,424	12.44%
Construction	239	7.22%	308	7.98%	303	7.25%	221	6.66%	214	6.95%
Commercial real estate	14,397	51.55%	14,365	50.40%	14,238	50.77%	13,721	49.84%	13,668	49.65%
Commercial	5,411	22.51%	5,567	22.85%	6,766	22.90%	6,509	23.70%	6,420	23.35%
Consumer	158	0.88%	160	0.85%	92	0.87%	117	0.92%	150	0.99%
Home equity and improvement	2,225	6.36%	2,107	6.24%	1,420	6.42%	1,704	6.64%	1,691	6.62%
	$25,209	100.00%	$25,384	100.00%	$25,302	100.00%	$24,766	100.00%	$24,567	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	3rd Qtr 2015	2nd Qtr 2015	1st Qtr 2015	4th Qtr 2014	3rdQtr 2014
Allowance for loan losses / loans*	1.45%	1.49%	1.50%	1.50%	1.50%
Allowance for loan losses to net charge-offs	17033.11%	-30956.10%	-6082.21%	-66935.14%	5271.89%
Allowance for loan losses / non-performing assets	116.99%	114.82%	100.82%	81.41%	88.21%
Allowance for loan losses / non-performing loans	151.75%	151.66%	135.28%	102.64%	109.07%
Non-performing assets / loans plus REO*	1.24%	1.29%	1.48%	1.83%	1.70%
Non-performing assets / total assets	0.97%	1.01%	1.14%	1.39%	1.29%
Net charge-offs / average loans (annualized)	0.03%	-0.02%	-0.10%	-0.01%	0.12%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income for the third quarter of 2015 was $8.0 million compared with

$9.4 million in the third quarter of 2014.

Service Fees. Service fees and other charges increased by $139,000 or 5.2% in the third quarter of 2015 compared to the same period in 2014 due to new fee structures and product redesigns implemented late in 2014.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending September 30, 2015 and 2014 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $752,000 and $839,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $27,000 at September 30, 2015, $16,000 at December 31, 2014 and $16,000 at September 30, 2014.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $135,000 to $1.7 million for the third quarter of 2015 compared to $1.5 million for the same period in 2014. Mortgage banking activity was elevated from the third quarter a year ago, with our markets experiencing higher purchase and refinance loan volumes. Gains realized from the sale of mortgage loans increased in the third quarter of 2015 to $1.2 million from $1.0 million in the same period in 2014. Mortgage loan servicing revenue was $866,000 in the third quarter of 2015, down slightly from $870,000 in the third quarter of 2014. The amortization of mortgage servicing rights expense increased $41,000 to $407,000 in the third quarter of 2015 compared to $366,000 for the same period in 2014. The Company recorded a positive valuation adjustment of $24,000 on mortgage servicing rights in the third quarter of 2015 compared to a positive valuation adjustment of $68,000 for the same period in 2014.

Gain on Sale on Non-Mortgage Loans. Gains on the sale of non-mortgages, which include SBA and FSA loans, totaled $543,000 in the third quarter of 2015 compared to $40,000 in the third quarter of 2014. The Company has built up its pipeline of eligible small business administration loans since last year and increased its selling efforts in 2015.

Gain on Sale of Securities. The third quarter 2015 had no gains or losses on the sale of securities, while the third quarter of 2014 included gains of $460,000.

Trust Income. Trust income was $370,000 in the third quarter of 2015, up 17.5% from $315,000 for the same period in 2014.

Income from Bank Owned Life Insurance (“BOLI”). BOLI income decreased $892,000 in the third quarter of 2015 compared to the same period of 2014, resulting from a tax-free benefit from a BOLI policy due to a death claim in 2014.

Other Non-Interest Income. Other income decreased $798,000 in the third quarter of 2015 compared to the same period of 2014, which is mainly the result of a $498,000 tax-free gain realized in 2014 through the Company’s deferred compensation plan trust attributable to the aforementioned death claim.

Non-Interest Expense.

Non-interest expense increased to $16.8 million for the third quarter of 2015, an increase of only $77,000 from the third quarter of 2014.

Compensation and Benefits. Compensation and benefits increased to $9.8 million for the quarter ended September 30, 2015 from $9.3 million for the same period in 2014. The increase is mainly attributable to merit increases and higher incentive compensation.

Occupancy Expense. Occupancy expense was $1.8 million in the third quarter 2015, up from $1.6 million for the same period in 2014. The increase is attributable to projects relating to preventative maintenance and upkeep of the Company’s branch network.

Other Non-Interest Expense. Other non-interest expense of $2.8 million in the third quarter of 2015, decreased from $3.2 million in the third quarter of 2014 primarily due to reduced costs for advertising and management consulting.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2015 was 62.41% compared to 62.06% for the same period in 2014.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 30.93% for the quarter ended September 30, 2015 compared to 28.18% for the same period in 2014. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities and bank-owned life insurance (“BOLI”). The earnings on tax-exempt securities and BOLI are not subject to federal income tax.

Nine Months Ended September 30, 2015 and 2014

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2015 was $19.9 million compared to income of $17.9 million for the same period in 2014. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2015 were $2.15 and $2.11, respectively, compared to basic and diluted earnings per common share of $1.87 and $1.79, respectively, for the same period in 2014.

Net Interest Income

Net interest income was $55.1 million for the nine months ended September 30, 2015 compared to $51.6 million for the same period in 2014. For the nine month period ended September 30, 2015, total interest income increased $3.5 million to $60.1 million compared to $56.5 million for the same period in 2014.

Interest expense increased by $26,000 to $5.0 million for the nine months ended September 30, 2015 compared to $4.9 million for the same period in 2014.

Net interest margin for the first nine months of 2015 was 3.82%, up 17 basis points from the 3.65% margin reported in the nine month period ended September 30, 2014.

Provision for Loan Losses

The provision for loan losses was $93,000 for the nine months ended September 30, 2015, compared to $955,000 during the nine months ended September 30, 2014. Charge-offs for the first nine months of 2015 totaled $1.1 million and recoveries of previously charged off loans totaled $1.4 million for net recoveries of $349,000. By comparison, $4.0 million of charge-offs were recorded in the same period of 2014 and $2.7 million of recoveries were realized for net charge-offs of $1.3 million.

Non-Interest Income

Total non-interest income decreased to $24.1 million for the nine months ended September 30, 2015 from $24.3 million recognized for the same period in 2014.

Service Fees. Service fees and other charges were $8.0 million for the first nine months of 2015, up from $7.5 million for the same period in 2014.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $916,000 to $5.2 million for the nine months ended September 30, 2015 from $4.3 million for the same period in 2014. Gains realized from the sale of mortgage loans increased $1.1 million to $3.7 million for the first nine months of 2015 from $2.6 million for the same period in 2014. Mortgage loan servicing revenue remained relatively flat at $2.6 million in the first nine months of 2015 compared to $2.7 million for the same period in 2014. The gains realized from the sale of mortgage loans were partially offset by the amortization of mortgage servicing rights in the amount of $1.3 million in the first nine months of 2015 up from $1.0 for the same period in 2014. The Company recorded a positive valuation adjustment of $191,000 in the nine months ended September 30, 2015 compared to a positive adjustment of $105,000 in the same period of 2014.

Gain on Sale on Non-Mortgage Loans. Gains on the sale of non-mortgages, which include SBA and FSA loans, totaled $776,000 for the first nine months of 2015 compared to $79,000 for the same period in 2014. The Company has built up its pipeline of eligible small business administration loans since last year and increased its selling efforts in 2015.

Gain on Sale of Securities. First Defiance recorded no gains on the sale of investments in the nine months ended 2015 compared to net gains of $931,000 in the same period in 2014.

BOLI and Other Non-Interest Income. The year-to-date decreases of $926,000 and $861,000, respectively, were both impacted by the positive adjustments mentioned above in the quarterly analysis.

Non-Interest Expense

Non-interest expense was $50.5 million for the first nine months of 2015, up slightly from $49.8 million for the same period in 2014.

Compensation and Benefits. Compensation and benefits increased to $27.9 million for the nine months ended September 30, 2015 compared to $26.5 million for the same period in 2014. The increase is mainly attributable to merit increases and higher incentive compensation accruals.

Occupancy Expense. Occupancy expense increased $456,000 to $5.4 million for the nine months ended September 30, 2015, up from $4.9 million for the same period in 2014. The increase is mainly attributable to projects relating to preventative maintenance and upkeep of the Company’s branch network.

Data Processing. Data processing expenses increased to $4.7 million in the first nine months of 2015, from $4.3 million for the same period in 2014. This increase is primarily due to Company strategic initiatives in implementing new products and alternative delivery channels for new and existing products.

Other Non-Interest Expenses. Other non-interest expenses decreased $881,000 to $9.8 million for the first nine months of 2015 from $10.6 million for the same period in 2014. The significant year-over-year decrease between 2015 and 2014 includes $786,000 of costs associated with the termination of First Federal’s merger agreement with First Community Bank in the first quarter of 2014.

The efficiency ratio for the first nine months of 2015 was 62.72% compared to 65.26% for the same period in 2014.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $20.3 million of cash provided by operating activities during the first nine months of 2015.

At September 30, 2015, First Federal had $123.4 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $341.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $24.1 million of mortgage loans. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

The Company met each of the well capitalized ratio guidelines at September 30, 2015. The following table indicates the capital ratios for First Defiance and First Federal at September 30, 2015 and December 31, 2014. (In Thousands):

As of September 30, 2015
	Leverage	Tier 1 Risk- Based	Common Equity Tier 1	Total Risk-Based
First Federal Bank of the Midwest	11.01%	12.07%	12.07%	13.32%
First Defiance Financial Corp.	11.69%	12.85%	12.85%	14.10%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer (fully phased-in)	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (First Federal only)	5.00%	8.00%	6.50%	10.00%

As of December 31, 2014
	Leverage	Tier 1 Risk- Based	Common Equity Tier 1	Total Risk-Based
First Federal Bank of the Midwest	11.31%	13.21%	N/A	14.46%
First Defiance Financial Corp.	11.89%	13.89%	N/A	15.15%
Adequately capitalized ratio	4.00%	4.00%	N/A	8.00%
Well capitalized ratio (First Federal only)	5.00%	6.00%	N/A	10.00%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2015. Management has modified the historical loss rate calculation in the allowance for loan loss methodology as described in Note 2 – Significant Accounting Policies. This modification did not have a material impact on the allowance for loan losses.

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

The table below presents, for the twelve months subsequent to September 30, 2015 and December 31, 2014, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of September 30, 2015, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2015 was mainly neutral for the ramp and less sensitive for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2014. This is due in part to our strategy to grow longer term loans and fund that growth out of existing liquidity.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2015		December 31, 2014
Gradual Change in Interest Rates
+200	$(401)	-0.53%	$702	0.98%
+100	(346)	-0.46%	155	0.22%
-100	(675)	-0.89%	(667)	-0.93%

Immediate Change in Interest Rates
+200	$452	0.60%	$2,274	3.16%
+100	28	0.04%	877	1.22%
-100	(1,990)	-2.62%	(1,713)	-2.38%

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

The results of all the simulation scenarios are within the board mandated guidelines as of September 30, 2015.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of September 30, 2015 was considered to be remote given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2015 and the year-ended December 31, 2014.

September 30, 2015
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	474,532	43,215	10.02%
+ 300 bp	467,418	36,100	8.37%
+ 200 bp	458,707	27,390	6.35%
+ 100 bp	447,269	15,951	3.70%
0 bp	431,317	-	-
- 100 bp	407,168	(24,149)	(5.60)%

December 31, 2014
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	475,594	47,730	11.16%
+ 300 bp	467,028	39,164	9.15%
+ 200 bp	457,038	29,174	6.82%
+ 100 bp	446,184	18,320	4.28%
0 bp	427,864	-	-
- 100 bp	403,088	(24,776)	(5.79)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)
Beginning Balance, July 1, 2015				283,197
July 1 – July 31, 2015	-	$-	-	283,197
August 1 – August 31, 2015	87,777	37.37	-	195,420
September 1 – September 30, 2015	21,405	37.57	-	174,015
Total	109,182	$37.41	-	174,015

(1)	The share purchases in the second quarter of 2015 were made in conjunction with the cashless exercise of stock options by First Defiance’s employees and directors.

(2)	First Defiance’s publicly announced stock repurchase program became effective October 20, 2014. Up to 469,000 shares were authorized to be purchased under the program. There is no expiration date for the program.

(3)	The number of shares shown represents, as of the end of each period, the maximum number of shares of common stock that may yet be purchased under the publicly announced stock repurchase program. The shares may be purchased, from time to time, depending on market conditions.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Code of Regulations (1)

Exhibit 3.3	Amendment to Articles of Incorporation (2)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Balance Sheet at September 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Nine Months ended September 30, 2015 and 2014 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2015 and 2014, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholder’ Equity for the Nine Months ended September 30, 2015 and 2014, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: November 6, 2015	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: November 6, 2015	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

