Form 10-K
period 2015-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2016-02-29
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended	December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	0-26850

FIRST DEFIANCE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (419) 782-5015

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market
(Title of Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2015 was approximately $338.1 million.

As of February 19, 2016, there were issued and outstanding 8,938,777 shares of the Registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2016 Annual Shareholders’ Meeting.

First Defiance Financial Corp.

Annual Report on Form 10-K

PART I

Item 1. Business

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal” or “the Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (collectively, “the Subsidiaries”), focuses on traditional banking and property and casualty, life and group health insurance products.

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

The Company’s operating objectives include expansion, diversification within its markets, growth of its fee-based income and growth organically and through acquisitions of financial institutions, branches and financial services businesses. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market area presence or have the potential for improved profitability through financial management, economies of scale and expanded services. The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of premiums over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in any future transaction.

At December 31, 2015, the Company had consolidated assets of $2.30 billion, consolidated deposits of $1.84 billion, and consolidated stockholders’ equity of $280.2 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

First Defiance's website, www.fdef.com, contains a hyperlink under the Investor Relations section to EDGAR, where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after First Defiance has filed the report with the United State Securities and Exchange Commission (“SEC”).

The Subsidiaries

The Company’s core business operations are conducted through the Subsidiaries:

First Federal Bank of the Midwest: First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through twenty-seven full-service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood counties in northwest Ohio, two full-service banking center offices in Allen County in northeast Indiana, five full-service banking center offices in Lenawee County in southeast Michigan and one commercial loan production office in Hilliard, Ohio.

First Federal is primarily engaged in community banking. It attracts deposits from the general public through its offices and website and uses those and other available sources of funds to originate residential real estate loans, non-residential real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities that are issued by federal agencies, including real estate mortgage investment conduits (“REMICs”) and collateralized mortgage obligations (“CMOs”), and corporate bonds. First Federal’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). First Federal is a member of the Federal Home Loan Bank (“FHLB”) System.

First Insurance Group of the Midwest: First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business through offices located in the Defiance, Maumee, Oregon, Bryan, Lima and Bowling Green, Ohio areas. First Insurance offers property and casualty insurance, life insurance and group health insurance. On September 1, 2015, First Insurance acquired a group medical benefits business from Buckeye Insurance Consultants, Inc. located in Lima, Ohio. See Note 3 of the Notes to Consolidated Financial Statements for further details regarding the Buckeye Insurance Consultants, Inc. acquisition.

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

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner- occupied commercial real estate and commercial business lending, including a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral where possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s “Customer First” philosophy and culture complements this need of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs and implemented a program in 2014 targeting the small business customer. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. First Federal also offers online banking services, which include mobile banking and online bill pay.

Fee Income Development - Generation of fee income and the diversification of revenue sources are accomplished through the mortgage banking operation, First Insurance and the wealth management department as First Defiance seeks to reduce reliance on retail transaction fee income.

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

Asset Quality - Maintaining a strong credit culture is of the utmost importance to First Federal. First Federal has maintained a strong credit approval and review process that has allowed the Company to maintain a credit quality standard that balances the return with the risks of industry concentrations and loan types. First Federal is primarily a collateral lender with an emphasis on cash flow performance, while obtaining additional support from personal guarantees and secondary sources of repayment. First Federal has directed its attention to loan types and markets that it knows well and in which it has historically been successful. First Federal strives to have loan relationships that are well diversified in both size and industry, and monitors the overall trends in the portfolio to maintain its industry and loan type concentration targets. First Federal maintains a problem loan remediation process that focuses on detection and resolution. First Federal maintains a strong process of internal control that subjects the loan portfolio to periodic internal reviews as well as independent third-party loan review.

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well, and has been competing in for a long period of time, as well as surrounding market areas.

Securities

First Defiance’s securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer of First Federal, Controller of First Federal, and the Chief Administration Officer of First Federal can each approve transactions up to $3.0 million. Two of the three officers are required to approve transactions between $3.0 million and $5.0 million. All transactions in excess of $5.0 million must be approved by the Board of Directors.

First Defiance’s investment portfolio includes 59 collateralized mortgage obligation (“CMO”) issues totaling $71.8 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2015.

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

The carrying value of securities at December 31, 2015 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Rate	Years	Rate	Years	Rate	Years	Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$10,378	3.28%	$28,432	3.25%	$13,175	3.20%	$13,860	3.14%	$65,845	3.22%
CMOs	12,347	3.08	39,062	2.94	16,755	2.77	1,890	2.40	70,054	2.91
U.S. government and federal agency obligations	-	-	3,000	1.49	-	-	-	-	3,000	1.49
Obligations of states and political subdivisions (1)	830	1.59	9,426	3.27	37,060	3.72	38,488	3.67	85,804	3.63
Corporate bonds	-	-	4,955	1.10	-	-	-	-	4,955	1.10
Total	$23,555		$84,875		$66,990		$54,238		$229,658
Unamortized premiums/ (discounts)									800
Unrealized gain on securities available for sale									6,220
Total									$236,678

(1)	Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2015	2014	2013
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$2,994	$980	$4,921
Obligations of state and political subdivisions	90,389	88,532	80,220
CMOs, REMICS and mortgage-backed securities	138,074	142,816	101,133
Trust preferred stock and preferred stock	1	1	2,954
Corporate bonds	4,977	6,992	8,942
Total	$236,435	$239,321	$198,170

Held-to-maturity securities:
Mortgage-backed securities	$119	$158	$201
Obligations of state and political subdivisions	124	155	186
Total	$243	$313	$387

For additional information regarding First Defiance’s investment portfolio, refer to Note 5 – Investment Securities to the consolidated financial statements.

Interest-Bearing Deposits

The Company had $41.0 million and $71.0 million in overnight investments at the Federal Reserve at December 31, 2015 and 2014, respectively, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $1.6 million and $6.5 million at December 31, 2015 and 2014, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2015, First Federal serviced 14,260 loans totaling $1.34 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to Freddie Mac, Fannie Mae and FHLB. At December 31, 2015, 62.93%, 36.03% and 0.94% of the Company’s sold loans were to Freddie Mac, Fannie Mae and FHLB, respectively.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2015			2014			2013
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in Thousands)

Less than 3.00%	1,836	$188,916	14.06%	1,807	$194,998	14.48%	1,901	$220,376	16.07%
3.00% -3.99%	5,606	603,875	44.94	4,985	544,117	40.41	4,771	544,512	39.71
4.00% -4.99%	3,924	379,917	28.28	3,952	386,949	28.73	3,508	333,469	24.32
5.00% - 5.99%	1,761	110,616	8.23	2,200	147,057	10.92	2,537	177,999	12.98
6.00% - 6.99%	922	50,937	3.79	1,086	62,379	4.63	1,316	80,457	5.87
7.00% and over	209	9,461	0.70	237	11,138	0.83	286	14,428	1.05
Total	14,258	$1,343,722	100.00%	14,267	$1,346,638	100.00%	14,319	$1,371,241	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens.

The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	December 31
	2015				2014				2013
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)

1–5 years	680	4.77%	$10,801	0.80%	810	5.67%	$15,932	1.18%	846	5.91%	$19,593	1.43%
6–10 years	1,563	10.97	89,364	6.65	1,204	8.44	64,979	4.83	1,009	7.05	52,404	3.82
11–15 years	3,759	26.36	349,986	26.05	4,082	28.61	385,409	28.62	4,340	30.31	420,362	30.66
16–20 years	1,635	11.47	144,249	10.74	1,720	12.06	155,783	11.57	1,704	11.90	158,467	11.56
21–25 years	1,833	12.85	169,889	12.64	1,575	11.04	143,062	10.62	1,218	8.51	102,844	7.50
More than 25 years	4,788	33.58	579,433	43.12	4,876	34.18	581,473	43.18	5,202	36.32	617,571	45.03
Total	14,258	100.00%	$1,343,722	100.00%	14,267	100.00%	$1,346,638	100.00%	14,319	100.00%	$1,371,241	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2015, First Federal’s limit on loans-to-one borrower was $39.3 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $28.3 million, $24.1 million, $23.0 million, $22.9 million and $21.0 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2015.

Loan Portfolio Composition – The net increase in net loans receivable over the prior year was $154.8 million, $66.5 million and $57.0 million at December 31, 2015, 2014, and 2013, respectively. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $564.1 million at December 31, 2015, which represents 30.2% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Single family residential	$205,330	11.0%	$206,437	12.2%	$195,752	12.2%	$200,826	13.0%	$203,401	13.6%
Five or more family residential	167,558	9.0	156,530	9.3	148,952	9.2	122,275	7.9	126,246	8.4
Nonresidential real estate	780,870	41.8	683,958	40.6	670,666	41.6	675,110	43.7	649,746	43.3
Construction	163,877	8.7	112,385	6.7	86,058	5.3	37,788	2.5	31,552	2.1
Total real estate loans	1,317,635	70.5	1,159,310	68.8	1,101,428	68.3	1,035,999	67.1	1,010,945	67.4

Other:
Consumer finance	16,281	0.9	15,466	0.9	16,902	1.0	15,936	1.0	18,887	1.3
Commercial	419,349	22.4	399,730	23.7	388,236	24.1	383,817	24.9	349,053	23.2
Home equity and improvement	116,962	6.2	111,813	6.6	106,930	6.6	108,718	7.0	122,143	8.1
Total non-real estate loans	552,592	29.5	527,009	31.2	512,068	31.7	508,471	32.9	490,083	32.6
Total loans	1,870,227	100.0%	1,686,319	100.0%	1,613,496	100.0%	1,544,470	100.0%	1,501,028	100.0%
Less:
Loans in process	66,902		38,653		32,290		18,478		13,243
Deferred loan origination fees	1,108		880		758		735		709
Allowance for loan losses	25,382		24,766		24,950		26,711		33,254
Net loans	$1,776,835		$1,622,020		$1,555,498		$1,498,546		$1,453,822

In addition to the loans reported above, First Defiance had $5.5 million, $4.5 million, $9.1 million, $22.1 million, and $13.8 million in loans classified as held for sale at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2015 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Years After December 31, 2015
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$363,755	$199,795	$560,572	$99,618	$29,450	$64,445	$1,317,635
Non-real estate:
Commercial	282,149	49,660	81,388	6,152	-	-	419,349
Home equity and improvement	101,274	7,090	5,526	2,022	438	612	116,962
Consumer finance	7,135	3,727	5,304	106	9	-	16,281
Total	$754,313	$260,272	$652,790	$107,898	$29,897	$65,057	$1,870,227

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2015 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)

Real estate	$307,003	$646,877	$953,880
Commercial	110,483	26,717	137,200
Other	24,271	563	24,834
	$441,757	$674,157	$1,115,914

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

Retail lenders and branch managers are authorized to originate and approve direct consumer loan requests that are within policy guidelines and within the lender’s approved lending limit. Loans in excess of the lender’s approved lending limit may be approved by retail lending managers up to their approved lending limit. Loans in excess of the retail lending manager’s authorized lending limit or outside of policy must be approved by the Senior Loan Committee and, if necessary, by the Executive Loan Committee. Indirect consumer loans originated by auto dealers are underwritten and approved by a designated underwriter in accordance with Company policy and lending limits.

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

Adjustable-rate loans represented 10.3% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2015 compared to 11.9% and 9.2% during 2014 and 2013, respectively.

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

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2015	2014	2013
	(In Thousands)
Loan originations:
Single family residential	$241,658	$173,301	$326,700
Multi-family residential	44,352	46,181	50,874
Non-residential real estate	241,969	159,959	113,999
Construction	116,224	66,264	67,530
Commercial	465,543	524,073	435,248
Home equity and improvement	54,676	45,934	41,552
Consumer finance	10,235	10,632	10,043
Total loans originated	1,174,657	1,026,344	1,045,946
Loans purchased:	-	16,594	4,545
Loan reductions:
Loan pay-offs	265,311	219,446	205,254
Loans sold	231,067	176,381	315,812
Periodic principal repayments	493,383	578,873	473,343
	989,761	974,700	994,409
Net increase in total loans and loans held for sale	$184,896	$68,238	$56,082

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2015, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

One to four family residential real estate	$482	0.03%	$1,020	0.05%	$620	0.03%	$2,122	0.11%
Nonresidential and Multi-family residential	822	0.04	1,324	0.07	4,147	0.23	6,293	0.34
Commercial	217	0.01	46	0.00	2,375	0.13	2,638	0.14
Construction	-	0.00	-	0.00	-	0.00	-	0.00
Home Equity and Improvement	727	0.04	92	0.01	44	0.00	863	0.05
Consumer Finance	27	0.00	2	0.00	23	0.00	52	0.00
Total	$2,275	0.12%	$2,484	0.13%	$7,209	0.39%	$11,968	0.64%

Overall, the level of delinquencies at December 31, 2015 decreased from the levels at December 31, 2014, when First Defiance reported that 0.76% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 0.39% at December 31, 2015 from 0.45% at December 31, 2014. The level of total loans 60-89 days delinquent decreased slightly to 0.13% at December 31, 2015 from 0.19% at December 31, 2014. Overall, the level of loans that were 30 to 59 days past due past due remained steady at 0.12% at both December 31, 2015 and December 31, 2014. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

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

Loans originated by First Federal having principal balances of $41.9 million, $48.9 million and $57.3 million were considered impaired as of December 31, 2015, 2014 and 2013, respectively. The decrease in impaired loans from 2013 to 2015 is due to a continued concerted effort by management and the lending staff to work specific credits out of the Bank or back to performing status. These amounts of impaired loans exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans. There was $1.3 million of interest received and recorded in income during 2015 related to impaired loans. There was $1.6 million and $2.1 million recorded in 2014 and 2013, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2015, 2014 and 2013 was $1.5 million, $1.2 million, and $1.1 million, respectively. The average recorded investment in impaired loans during 2015, 2014 and 2013 (excluding loans accounted for under FASB ASC Topic 310 Subtopic 30) was $51.8 million, $50.3 million and $65.4 million, respectively. The total allowance for loan losses related to these loans was $0.4 million, $1.3 million, and $1.4 million at December 31, 2015, 2014 and 2013, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2015, First Defiance recognized $297,000 of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2015 was $1.3 million.

As of December 31, 2015, First Defiance’s total non-performing loans amounted to $16.3 million or 0.90% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $24.1 million or 1.47% of total loans, at December 31, 2014. Non-performing loans are loans which are more than 90 days past due or on nonaccrual. The nonperforming loan balance includes $13.4 million of loans that were originated by First Federal and also considered impaired.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Nonperforming loans:
One to four family residential real estate	$2,610	$3,332	$3,273	$3,602	$3,890
Nonresidential and multi-family residential real estate	9,848	15,174	15,834	23,090	28,150
Commercial	3,078	4,993	8,327	5,661	6,884
Home Equity and Improvement	689	619	413	217	394
Consumer finance	36	12	-	-	10
Total nonperforming loans	16,261	24,130	27,847	32,570	39,328

Real estate owned	1,321	6,181	5,859	3,805	3,608
Other repossessed assets	-	-	-	-	20
Total repossessed assets	1,321	6,181	5,859	3,805	3,628

Total nonperforming assets	$17,582	$30,311	$33,706	$36,375	$42,956

Restructured loans, accruing	$11,178	$24,686	$27,630	$28,203	$3,380

Total nonperforming assets as a percentage of total assets	0.77%	1.39%	1.58%	1.78%	2.08%
Total nonperforming loans as a percentage of total loans*	0.90%	1.47%	1.76%	2.14%	2.64%
Total nonperforming assets as a percentage of total loans plus REO*	0.97%	1.83%	2.12%	2.38%	2.88%
Allowance for loan losses as a percent of total nonperforming assets	144.36%	81.71%	74.02%	73.43%	77.41%

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

The second component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual credits. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio. See Management’s Discussion and Analysis – Allowance for Loan Losses for further discussion on management’s evaluation of the allowance for loan losses.

Loans are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static along with a static loan environment. To the extent that the portfolio grows at a rapid rate or overall quality or the loan environment deteriorates, the provision generally will exceed charge-offs. However, in certain circumstances net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off or as overall credit or the loan environment improves. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2015, First Defiance’s allowance for loan losses totaled $25.4 million compared to $24.8 million at December 31, 2014. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Allowance at beginning of year	$24,766	$24,950	$26,711	$33,254	$41,080
Provision for credit losses	136	1,117	1,824	10,924	12,434
Charge-offs:
Single family residential real estate	(282)	(426)	(643)	(2,515)	(2,753)
Commercial real estate and multi-family	(468)	(1,018)	(2,475)	(11,319)	(13,150)
Commercial	(68)	(2,982)	(1,230)	(4,047)	(4,398)
Consumer finance	(53)	(41)	(94)	(133)	(95)
Home equity and improvement	(350)	(392)	(757)	(1,165)	(1,052)
Total charge-offs	(1,221)	(4,859)	(5,199)	(19,179)	(21,448)
Recoveries	1,701	3,558	1,614	1,712	1,188
Net (charge-offs) recoveries	480	(1,301)	(3,585)	(17,467)	(20,260)
Ending allowance	$25,382	$24,766	$24,950	$26,711	$33,254

Allowance for loan losses to total non-performing loans at end of year	156.09%	102.64%	89.60%	82.01%	84.56%
Allowance for loan losses to total loans at end of year*	1.41%	1.50%	1.58%	1.75%	2.24%
Allowance for loan losses to net charge-offs for the year	NM	1,903.61%	695.96%	152.92%	164.14%
Net charge-offs (recoveries) for the year to average loans	-0.03%	0.08%	0.23%	1.18%	1.41%

  * Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses has decreased significantly in 2015 from previous years due to improved credit quality of the loan portfolio. Management anticipates net charge-offs in 2016 to be more consistent with 2014 than 2015 and feels that the level of the allowance for loan losses at December 31, 2015 is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31
	2015		2014		2013		2012		2011
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
Single family residential and construction	$3,729	19.7%	$2,715	18.9%	$2,981	17.5%	$3,581	15.5%	$4,158	15.7%
Nonresidential and Multi-family residential real estate	13,923	50.8	13,721	49.9	14,508	50.8	14,899	51.6	20,490	51.7
Other:
Commercial loans	5,255	22.4	6,509	23.7	5,678	24.1	6,325	24.9	6,576	23.2
Consumer and home equity and improvement loans	2,475	7.1	1,821	7.5	1,783	7.6	1,906	8.0	2,030	9.4
	$25,382	100.0%	$24,766	100.0%	$24,950	100.0%	$26,711	100.0%	$33,254	100.0%

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

To supplement its funding needs, First Defiance also has the ability to utilize the national market for Certificates of Deposit. First Defiance has used these deposits in the past and could in the future if necessary. The total balance of national certificates of deposit was $0 at December 31, 2015 and 2014.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$388,257	-	$350,677	-	$308,591	-
Interest bearing demand deposits	742,856	0.16%	733,637	0.17%	677,903	0.17%
Savings deposits	215,253	0.04	198,919	0.05	179,041	0.05
Time deposits	441,510	0.92	466,951	0.85	496,360	0.95
Totals	$1,787,876	0.30%	$1,750,184	0.30%	$1,661,895	0.36%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts $100,000 or greater at December 31, 2015 (In Thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2016	$19,821
June 30, 2016	20,208
September 30, 2016	15,820
December 31, 2016	8,406
After December 31, 2016	85,628
Total retail certificates of deposit with balances $100,000 or greater	$149,883

The following table details the deposit accrued interest payable as of December 31:

	2015	2014
	(In Thousands)

Interest bearing demand deposits and money market accounts	$18	$15
Certificates of deposit	25	23
	$43	$38

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

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	Years Ended December 31
	2015	2014	2013
	(Dollars in Thousands)
Long-term:
FHLB advances	$59,902	$21,544	$22,520
Weighted average interest rate	1.62%	2.38%	2.36%

Short-term:
Securities sold under agreement to repurchase	$57,188	$54,759	$51,919
Weighted average interest rate	0.27%	0.28%	0.31%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2015	2014	2013
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$59,902	$22,520	$22,765
Average balance	38,185	21,993	16,569
Weighted average interest rate	1.62%	2.38%	2.62%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2015	2014	2013
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$-	$-	$50,000
Average balance	41	-	1,164
Weighted average interest rate	0.18%	-	0.09%
Securities sold under agreement to repurchase:
Maximum balance	$60,272	$61,154	$57,182
Average balance	54,632	54,541	50,877
Weighted average interest rate	0.28%	0.29%	0.44%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2015, there was $59.9 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2015 and 2014, no outstanding balances existed under First Defiance’s short-term Cash Management Advance Line of Credit. The total available under this line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2015, other than amounts available on the REPO and Cash Management line, First Federal had additional borrowing capacity with the FHLB of $452.0 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and was in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $13.8 million at December 31, 2015 and 2014. First Federal holds stock of the FHLB of Indianapolis of $9,000 at December 31, 2015 and $10,000 at December 31, 2014.

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

Subordinated Debentures - In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.01% and 1.74% as of December 31, 2015 and 2014 respectively.

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on June 15, 2037, but can be redeemed at the Company’s option at any time now.

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 1.89% and 1.62% as of December 31, 2015 and 2014 respectively.

The Trust Preferred Securities issued by Trust Affiliate I are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on December 15, 2035, but can be redeemed by the Company at any time now.

Employees

First Defiance had 586 employees at December 31, 2015. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it maintains good relationships with its personnel.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to financial institutions supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on financial institutions with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including First Defiance and First Federal, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 (“CET1”) capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4%.

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

The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2015, and the amount by which it exceeded the minimum capital requirements in effect at that date. (Dollars in Thousands):

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$218,297	10.71%	$91,710	4.5%	N/A	N/A
First Federal	$236,625	11.61%	$91,678	4.5%	$132,424	6.5%

Tier 1 Capital (1)
Consolidated	$253,297	11.46%	$88,424	4.0%	N/A	N/A
First Federal	$236,625	10.72%	$88,267	4.0%	$110,334	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$253,297	12.43%	$122,280	6.0%	N/A	N/A
First Federal	$236,625	11.61%	$122,237	6.0%	$162,983	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$278,679	13.67%	$163,040	8.0%	N/A	N/A
First Federal	$262,007	12.86%	$162,983	8.0%	$203,729	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.21 billion for consolidated and First Federal. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.04 billion for consolidated and the Bank.

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

Effective January 1, 2015, in order to be "well-capitalized," a financial institution must have a common equity tier 1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2015, First Federal met the ratio requirements in effect at that date to be deemed "well-capitalized." See Note 17 of the Notes to Consolidated Financial Statements which is incorporated herein by reference.

Dividends - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $29.0 million in dividends to First Defiance in 2015 and $21.0 million in 2014. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits. Because First Federal already paid out its 2014 and 2015 net profits in dividends to First Defiance, during 2016, First Federal can only declare dividends from its 2016 net profits. First Insurance paid $900,000 in dividends to First Defiance in 2015 and $1.2 million in dividends in 2014. First Defiance Risk Management paid $1.0 million in dividends to First Defiance in 2015 and none in 2014.

First Defiance’s ability to pay dividends to its shareholders is primarily dependent on its receipt of dividends from the Subsidiaries. The Federal Reserve expects First Defiance to serve as a source of strength for First Federal and may require First Defiance to retain capital for further investment in First Federal, rather than pay dividends to First Defiance shareholders. Payment of dividends by First Federal may be restricted at any time at the discretion of its applicable regulatory authorities if they deem such dividends to constitute an unsafe or unsound banking practice. These provisions could have the effect of limiting First Defiance's ability to pay dividends on its common shares.

Transactions with Insiders and Affiliates - Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. In addition, all related party transactions must be approved by the Company’s audit committee pursuant to NASDAQ Rule 5630, including loans made by financial institutions in the ordinary course of business. All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve’s Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with the savings association. First Defiance, First Defiance Risk Management and First Insurance are affiliates of First Federal.

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

In addition, the FDIC has proposed changing the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years; update the financial measures used in the financial ratios method consistent with the statistical model; and eliminate risk categories for established small banks and using the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

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

Recent Developments

Impact of Legislation - Over the last several years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, the Dodd-Frank Act, includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and bank and thrift holding companies, such as First Defiance. The Dodd-Frank Act relaxed rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act also established the CFPB as an independent bureau within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices. The CFPB has published numerous final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, and mortgage loan originator compensation and more regulations are anticipated. First Defiance cannot predict the content of the final CFPB and other federal agency regulations or the impact they might have on First Defiance’s financial results. The CFPB’s authority over mortgage lending, and its authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase First Defiance’s compliance costs and litigation exposure.

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

First Defiance’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services First Defiance offers, is highly dependent upon the business environment in the markets where the Company operates, mainly in the State of Ohio and in the Great Lake Region. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond First Defiance’s control may adversely affect its deposit levels and composition, demand for loans, the ability of its borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect First Defiance’s earnings and capital and the ability of its customers to repay loans. Because First Defiance has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and First Defiance’s ability to sell the collateral upon foreclosure.

First Defiance’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2015, First Federal’s portfolio of commercial real estate loans totaled $948.4 million, or approximately 50.7% of total loans. First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

At December 31, 2015, First Federal’s portfolio of commercial loans totaled $419.3 million, or approximately 22.4% of total loans. Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

Changes in interest rates can adversely affect First Defiance’s profitability.

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

The earnings of financial institutions are affected by the regulations and policies of various regulatory authorities, including the Federal Reserve, the OCC, the FDIC and the CFPB. The Federal Reserve has extensive supervisory authority over the Company, affecting a comprehensive range of matters relating to ownership and control of First Defiance’s shares, First Defiance’s acquisition of other companies and businesses, permissible activities for the Company to engage in, maintenance of adequate capital levels and other aspects of operations. These supervisory and regulatory powers are intended primarily for the protection of First Defiance’s depositors and borrowers and the deposit insurance fund, rather than First Defiance’s shareholders.

Comprehensive revisions to the regulatory capital framework were finalized by the Federal Reserve, the OCC, and the FDIC in 2013. The revised regulations change what qualifies as regulatory capital, raises minimum requirements and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective.

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

First Defiance relies heavily on information systems to conduct our business and to process, record, and monitor transactions. Risks to the system result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. First Defiance is also at risk for the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which First Defiance deals.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2015, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirty-three other full-service banking centers in northwest Ohio, northeast Indiana and southeast Michigan and a loan production office in Columbus, Ohio. First Insurance conducted its business from leased office space at 511 Fifth Street, Defiance, Ohio; 209 West Poe Road, Bowling Green, Ohio; 204 East High Street, Bryan, Ohio; 1755 Indian Wood Circle, Maumee, Ohio; 4350 Navarre Ave, Oregon, Ohio and 2600 Allentown Road, Lima, Ohio.

In August 2015, First Insurance moved from 926 East High Street, Bryan, Ohio to 204 East High Street, Bryan, Ohio. This office is leased.

In September 2015, First Insurance opened its office at 2600 Allentown Road, Lima, Ohio.

In October 2015, First Federal sold its branch at 926 East High Street, Bryan, Ohio.

In December 2015, First Federal opened its branch at 2920 West Central Avenue, Toledo, Ohio. This office is owned.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the offices and other properties of the Company at December 31, 2015. See Note 9 to the Consolidated Financial Statements.

	Leased/	Net Book Value
Description/address	Owned	of Property	Deposits
		(In Thousands)
Main Office, First Federal
601 Clinton St., Defiance, OH	Owned	$3,295	$225,803
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	4,975	N/A
Mobile Banking
1011 W. Beecher St., Adrian, MI	Owned	177	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH	Owned	574	141,417
211 S. Fulton St., Wauseon, OH	Owned	375	61,821
625 Scott St., Napoleon, OH	Owned	926	75,191
1050 E. Main St., Montpelier, OH	Owned	237	40,280
1800 Scott St., Napoleon, OH	Owned	1,173	30,657
1177 N. Clinton St., Defiance, OH	Owned, Land Lease	778	40,242
905 N. Williams St., Paulding, OH	Owned	679	74,768
201 E. High St., Hicksville, OH	Owned	308	28,735
3900 N. Main St., Findlay, OH	Owned	855	50,480
1694 N. Countyline St., Fostoria, OH	Owned	587	47,481
1226 W. Wooster St., Bowling Green, OH	Owned	911	102,658
301 S. Main St., Findlay, OH	Owned	844	64,004
405 E. Main St., Ottawa, OH	Owned	294	87,170
124 E. Main St., McComb, OH	Owned	168	23,746
7591 Patriot Dr., Findlay, OH	Owned	1,058	41,679
417 W. Dussel Dr., Maumee, OH	Owned, Land Lease	748	58,516
230 E. Second St., Delphos, OH	Owned	905	94,052
105 S. Greenlawn Ave., Elida, OH	Owned	296	40,047
2600 Allentown Rd., Lima, OH	Owned	968	43,245
22020 W. State Rt. 51, Genoa, OH	Owned	767	32,862
3426 Navarre Ave., Oregon, OH	Owned	843	34,036
1077 Louisiana Ave., Perrysburg, OH	Owned	409	37,574
2565 Shawnee Rd., Lima, OH	Owned	1,304	53,089
1595 W. Dupont Rd., Fort Wayne, IN	Leased	-	13,257
135 S. Main St., Glandorf, OH	Leased	-	12,755
300 N. Main St., Adrian, MI	Owned	644	77,303
1701 W. Maumee St., Adrian, MI	Owned	197	45,099
211 W. Main St., Morenci, MI	Owned	148	30,384
539 S. Meridian Hwy., Hudson, MI	Owned	514	45,027
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,413	57,273
1200 N. Main St., Bowling Green OH	Owned	1,587	6,018
9909 Illinois Rd, Fort Wayne, IN	Owned	1,963	19,468
4501 Cemetery Rd, Hilliard, OH	Owned	943	N/A
2920 W. Central Ave., Toledo, OH	Owned	-	-

First Insurance Group
511 Fifth St., Defiance, OH	Leased	491	N/A
209 W. Poe Rd., Bowling Green, OH	Leased	3	N/A
204 E. High St., Bryan, OH	Leased	-	N/A
1755 Indian Wood Cir., Maumee, OH	Leased	-	N/A
4350 Navarre Ave., Oregon, OH	Leased	-	N/A
2600 Allentown Rd., Lima, OH	Leased	-	N/A
		$32,357	$1,836,137

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The NASDAQ Global Select Market under the symbol “FDEF.” As of February 19, 2016, the Company had approximately 1,851 shareholders of record.

The table below shows the reported high and low sales prices of the common shares and cash dividends declared per common share during the periods indicated in 2015 and 2014.

	Year Ending
	December 31, 2015			December 31, 2014
	High	Low	Dividend	High	Low	Dividend

Quarter ended:
March 31	$34.64	$29.05	$0.175	$28.23	$24.24	$0.15
June 30	38.21	32.42	0.20	29.00	26.50	0.15
September 30	39.95	35.03	0.20	29.00	26.99	0.15
December 31	42.46	35.01	0.20	35.70	26.95	0.175

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common shares and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2010, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
First Defiance Financial Corp.	100.00	123.04	163.77	225.36	302.16	342.33
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94
SNL Midwest Thrift	100.00	88.20	114.05	140.64	160.74	196.82

The following table provides information regarding First Defiance’s purchases of its common shares during the fourth quarter period ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2015	-	$-	-	174,015
November 1 – November 30, 2015	57,935	39.39	57,935	116,080
December 1 – December 31, 2015	20,834	38.67	20,834	95,246
Total	78,769	$39.20	78,769	95,246

(1)	The reported shares were repurchased pursuant to First Defiance’s publicly announced stock repurchase program, which became effective October 20, 2014. Up to 469,000 shares were authorized to be purchased under the program. During January 2016, the Company completed all 469,000 share purchases that were authorized under its previously announced repurchase program in the Company’s Form 8-K filed on October 20, 2014.

(2)	The number of shares shown represents, as of the end of each period, the maximum number of shares of common stock that may yet be purchased under publicly announced stock repurchase programs. The shares may be purchased, from time to time, depending on market conditions. On January 29, 2016, First Defiance publicly announced that the Company’s Board of Directors has authorized the repurchase of up to 5% or 450,000 shares.

The information set forth under the caption “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans” of this Form 10-K is incorporated herein by reference.

Item 6. Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2015. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Financial Condition:
Total assets	$2,297,676	$2,178,952	$2,137,148	$2,046,948	$2,068,190
Investment securities	236,678	239,634	198,557	194,609	233,580
Loans receivable, net	1,776,835	1,622,020	1,555,498	1,498,546	1,453,822
Allowance for loan losses	25,382	24,766	24,950	26,711	33,254
Nonperforming assets (1)	17,582	30,311	33,706	36,375	42,956
Deposits and borrowers’ escrow balances	1,838,811	1,763,122	1,737,311	1,668,945	1,597,643
FHLB advances	59,902	21,544	22,520	12,796	81,841
Stockholders’ equity	280,197	279,505	272,147	258,128	278,127
Share Information:
Basic earnings per share	2.87	2.55	2.28	1.86	1.44
Diluted earnings per share	2.82	2.44	2.19	1.81	1.42
Book value per common share	30.78	30.17	27.91	26.44	24.74
Tangible book value per common share	23.79	23.25	21.22	19.63	17.78
Cash dividends per common share	0.775	0.625	0.40	0.20	0.05
Dividend payout ratio	27.00%	24.51%	17.45%	10.75%	3.47%
Weighted average diluted shares outstanding	9,383	9,975	10,171	9,998	9,540
Shares outstanding end of period	9,102	9,235	9,720	9,729	9,726
Operations:
Interest income	$80,836	$76,248	$74,781	$80,943	$87,067
Interest expense	6,781	6,559	7,170	11,937	17,186
Net interest income	74,055	69,689	67,611	69,006	69,881
Provision for loan losses	136	1,117	1,824	10,924	12,434
Non-interest income	31,803	31,641	30,778	34,374	27,516
Non-interest expense	67,889	66,758	65,052	65,780	62,764
Income before tax	37,833	33,455	31,513	26,676	22,199
Federal income tax	11,410	9,163	9,278	8,012	6,665
Net Income	26,423	24,292	22,235	18,664	15,534
Performance Ratios:
Return on average assets	1.19%	1.12%	1.08%	0.90%	0.75%
Return on average equity	9.52%	8.78%	8.39%	6.99%	5.89%
Interest rate spread (2)	3.71%	3.57%	3.65%	3.64%	3.69%
Net interest margin (2)	3.81%	3.68%	3.76%	3.81%	3.88%
Ratio of operating expense to
average total assets	3.05%	3.09%	3.16%	3.19%	3.05%
Efficiency ratio (3)	63.01%	65.32%	64.81%	63.93%	63.62%
Capital Ratios:
Equity to total assets at end of period	12.19%	12.83%	12.73%	12.61%	13.45%
Tangible common equity to tangible assets
at end of period	9.84%	10.09%	9.94%	9.64%	8.65%
Average equity to average assets	12.49%	12.79%	12.92%	12.95%	12.82%
Asset Quality Ratios:
Nonperforming assets to total assets
at end of period (1)	0.77%	1.39%	1.58%	1.78%	2.08%
Allowance for loan losses to total
loans*	1.41%	1.50%	1.58%	1.75%	2.24%
Net charge-offs (recoveries) to average loans	-0.03%	0.08%	0.23%	1.18%	1.41%

(1)	Nonperforming assets consist of non-accrual loans that are contractually past due 90 days or more and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets. Interest income on tax-exempt securities and loans has been adjusted to a tax-equivalent basis using the statutory federal income tax rate of 35%.
(3)	Efficiency ratio represents non-interest expense divided by the sum of tax-equivalent net interest income plus non-interest income, excluding securities gain or losses, net.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowing and saving habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers.

•	Technological changes including core system conversions.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and the Subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

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

Overview

First Defiance is a unitary thrift holding company that conducts business through the Subsidiaries, First Federal, First Insurance and First Defiance Risk Management.

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 34 full service banking centers in twelve northwest Ohio counties, one northeast Indiana county, and one southeastern Michigan county. First Federal operates one loan production office in one central Ohio county.

First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Lima, Maumee and Oregon, Ohio areas. On September 1, 2015, First Insurance acquired a group medical benefits business from Buckeye Insurance Consultants, Inc. located in Lima, Ohio. See Note 3 of the Notes to Consolidated Financial Statements for further details regarding the Buckeye Insurance Consultants, Inc. acquisition.

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

Financial Condition

Assets at December 31, 2015 totaled $2.30 billion compared to $2.18 billion at December 31, 2014, an increase of $118.7 million or 5.4%. Cash and cash equivalents decreased $33.2 million to $79.8 million at December 31, 2015 from $112.9 million at December 31, 2014. The increase in assets was due to an increase in loans receivable, net of undisbursed loan funds and deferred fees and costs, of $155.4 million funded by increases in total deposits of $75.3 million and advances from the Federal Home Loan Bank of $38.4 million as well as from cash and cash equivalents.

Securities

The securities portfolio decreased $3.0 million to $236.7 million at December 31, 2015. The 2015 activity in the portfolio included $30.4 million of purchases, $719,000 of amortization and maturities, $31.3 million of principal pay-downs and $426,000 of securities being sold. There was a net decrease of $1.0 million in market value on available-for-sale securities. For additional information regarding First Defiance’s investment securities see Note 5 to the financial statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $155.4 million to $1.80 billion at December 31, 2015. For more details on the loan balances, see Note 7 – Loans Receivable in the Notes to the Financial Statements.

The majority of First Defiance’s non-residential real estate and commercial loans are to small and mid-sized businesses. The combined commercial, non-residential real estate and multi-family real estate loan portfolios totaled $1.37 billion and $1.24 billion at December 31, 2015 and 2014, respectively, and accounted for approximately 73.1% and 73.6% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $205.3 million at December 31, 2015, compared with $206.4 million at the end of 2014. At the end of 2015, those loans comprised 11.0% of the total loan portfolio, down from 12.2% at December 31, 2014.

Construction loans, which include one-to-four family and commercial real estate properties, increased to $163.9 million at December 31, 2015 compared to $112.4 million at December 31, 2014. These loans accounted for approximately 8.7% and 6.7% of the total loan portfolio at December 31, 2015 and 2014, respectively.

Home equity and home improvement loans increased to $117.0 million at December 31, 2015, from $111.8 million at the end of 2014. At the end of 2015, those loans comprised 6.3% of the total loan portfolio, down slightly from 6.6% at December 31, 2014.

Consumer finance and mobile home loans were $16.3 million at December 31, 2015 up from $15.5 million at the end of 2014. These loans comprised just 0.9% of the total portfolio at both December 31, 2015 and 2014.

In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans. The Company requires an appraisal that is less than one year old for all new collateral dependent real estate loans, and all renewed collateral dependent real estate loans where significant new money is extended. The appraisal process is handled by the Credit Department, which selects the appraiser and orders the appraisal. First Defiance’s loan policy prohibits the account officer from talking or communicating with the appraiser to insure that the appraiser is not influenced by the account officer in any way in making a determination of value.

First Federal generally does not require updated appraisals for performing loans unless significant new money is requested by the borrower.

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and if appropriate, based on First Federal’s assessment of the appraisal, such as age, market, etc. First Federal will discount the appraisal amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the selling costs. In most instances, if the appraisal is more than twelve to fifteen months old, a new appraisal may be required. Finally, First Federal assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge off is necessary.

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

Loan modifications constitute a troubled debt restructuring (“TDR”) if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered TDRs, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a reserve in the allowance for loan and lease losses. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged off. As of December 31, 2015 and December 31, 2014, First Federal had $11.2 million and $24.7 million, respectively, of loans that were still performing and which were classified as TDRs.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the estimated probable incurred credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. The goal is to have approximately 55% to 60% of the portfolio reviewed annually. This includes all relationships over $5.0 million with new exposure greater than $2.0 million and a sample of other relationships greater than $5.0 million; loan relationships between $1.0 million and $5.0 million with new exposure greater than $750,000 and a sample of other relationships between $1.0 million and $5.0 million; and a sample of relationships less than $1.0 million. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserve was $437,000 at December 31, 2015.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors. For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type to allocate historic loss experience. The loss experience factor is then applied to the non-impaired loan portfolio. Beginning June 30, 2015, the Company refined the methodology to its allowance for loan loss calculation pertaining to the general reserve component for non-impaired loans. There was no change to the calculation of the component for reserves on impaired loans. Within the general reserve, the determination of the historical loss component was modified from using a three-year average annual loss rate to a loss migration measurement. The loss migration measurement implemented June 30, 2015, utilizes an average of four (4) four-year loss migration periods for each loan portfolio segment with differentiation between loan risk grades. This approach provides for a more precise reflection of probable incurred losses by risk grade within each loan portfolio segment over an average loan life cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio. Prior to June 30, 2015, the approach to this component quantified the historical loss by calculating a rolling twelve quarter average annual loss rate for each portfolio segment, without differentiation between loan risk grades. This modification resulted in a change in the general reserves between the loan portfolio segments but did not have a material impact on the overall allowance for loan losses.

The stratification of the loan portfolio and the change to loss migration measurement described above resulted in an increase to the quantitative general allowance to $9.8 million at December 31, 2015 from $7.8 million at December 31, 2014.

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

The qualitative analysis at December 31, 2015 indicated a general reserve of $15.2 million compared with $15.7 million at December 31, 2014. Management reviews the overall economic, environmental and risk factors quarterly and determines appropriate adjustments to these sub-factors based on that review.

The economic factors for commercial real estate and commercial loan segments were decreased slightly in 2015 due to the continued stability of the regional and national economy. However the economic factors for residential, home equity and construction loans, which had reflected lower economic risks, were increased to reflect changes in current market conditions.

The environmental factors have increased in 2015, primarily in the commercial real estate, commercial and construction loan segments due to the significant growth in balances achieved amidst highly competitive conditions on pricing and terms and balances generated from the expansion into the Columbus market through a new loan production office. There was also a continued increase in the volume of loans greater than $10 million and an increase in loans to our most significant borrowers, which was considered in our evaluation of concentrations and changes in the nature and volume of the loan portfolio.

The risk factors in all loan segments were decreased in 2015. With the introduction of the new loss migration model implemented in June 2015 to determine the quantitative loss component of the general reserve, management felt that estimation risk in the allowance methodology is diminishing. In addition, during 2015, there was a significant decrease in the level of non-accrual loans, troubled debt restructurings and OREO since December 31, 2014.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.53% for construction loans to 1.96% for home equity and improvement loans.

As a result of the quantitative and qualitative analysis, along with the change in specific reserves, the Company’s provision for loan losses for 2015 was $136,000 compared to $1.1 million for 2014. The allowance for loan losses was $25.4 million at December 31, 2015 and $24.8 million at December 31, 2014 and represented 1.41% and 1.50% of loans, net of undisbursed loan funds and deferred fees and costs, respectively. The decrease in specific reserves and the lower level of charge offs was offset by the increase in the quantitative reserve. The provision was offset by charge offs of $1.2 million and recoveries of $1.7 million resulting in an increase to the overall allowance for loan loss of $616,000. In management’s opinion, the overall allowance for loan losses of $25.4 million as of December 31, 2015 is adequate.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2015, First Defiance recorded OREO write-downs that totaled $724,000. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2015 for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased slightly to $49.1 million at December 31, 2015, compared to $47.3 million at December 31, 2014.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 156.1% at December 31, 2015 compared with 102.6% at December 31, 2014. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2015 are appropriate.

At December 31, 2015, First Defiance had total non-performing assets of $17.6 million, compared to $30.3 million at December 31, 2014. Non-performing assets include loans that are 90 days past due, real estate owned and other assets held for sale.

The decrease in non-performing assets between December 31, 2014 and December 31, 2015 is in commercial real estate loans, commercial loans and real estate owned. The balance of commercial real estate non-performing loans was $5.3 million lower at December 31, 2015 compared to December 31, 2014. The balance of commercial non-performing loans was $1.9 million lower at December 31, 2015 compared to December 31, 2014. The balance of OREO was $4.9 million lower at December 31, 2015 compared to December 31, 2014.

Non-performing loans in the single-family residential, commercial real estate and commercial loan categories represent 1.27%, 1.04% and 0.73% of the total loans in those categories respectively at December 31, 2015 compared to 1.61%, 1.81% and 1.25% respectively for the same categories at December 31, 2014. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2015 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

For the twelve months ended and as of December 31, 2015, commercial real estate, which represented 50.71% of total loans, accounted for a net recovery of 93.33% and 60.56% of nonaccrual loans, and commercial loans, which represented 22.42% of total loans, accounted for 54.79% of net recoveries and 18.93% of nonaccrual loans. For the twelve months ended and as of December 31, 2014, commercial real estate, which represented 49.84% of total loans, accounted for a net recovery of 126.98% and 62.88% of nonaccrual loans, and commercial loans, which represented 23.70% of total loans, accounted for 195.76% of net charge-offs and 20.69% of nonaccrual loans.

Table 1 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2015		As of December 31, 2015
	Net	% of Total Net
	Charge-offs	Charge-offs	Nonaccrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$69	14.38%	$2,610	16.05%
Construction	-	0.00%	-	0.00%
Commercial real estate	(448)	(93.33)%	9,848	60.56%
Commercial	(263)	(54.79)%	3,078	18.93%
Consumer finance	-	0.00%	36	0.22%
Home equity and improvement	162	33.74%	689	4.24%
Total	$(480)	(100.00)%	$16,261	100.00%

	For the Twelve Months Ended December 31, 2014		As of December 31, 2014
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$231	17.76%	$3,332	13.81%
Construction	-	0.00%	-	0.00%
Commercial real estate	(1,652)	(126.98)%	15,174	62.88%
Commercial	2,547	195.76%	4,993	20.69%
Consumer finance	(24)	(1.84)%	12	0.05%
Home equity and improvement	199	15.30%	619	2.57%
Total	$1,301	100.00%	$24,130	100.00%

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at December 31, 2015 and 2014.

Table 2 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2015		December 31, 2014
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential	$3,212	10.98%	$2,494	12.24%
Construction	517	8.76%	221	6.66%
Commercial real estate	13,923	50.71%	13,721	49.84%
Commercial	5,255	22.42%	6,509	23.70%
Consumer	171	0.87%	117	0.92%
Home equity and improvement	2,304	6.26%	1,704	6.63%
	$25,382	100.00%	$24,766	100.00%

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

As of December 31, 2015, the total contractual receivable for those loans was $361,000 and the recorded value was $169,000.

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

First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards described above at December 31, 2015 totaled $46.3 million, compared to $50.0 million at December 31, 2014. These loans are generally paying as agreed.

First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill was $61.8 million at December 31, 2015 and $61.5 million at December 31, 2014. The increase in goodwill is due to recording $273,000 of goodwill from the Buckeye acquisition that was completed in the third quarter of 2015. Core deposit intangibles and other intangible assets decreased to $1.9 million at December 31, 2015 compared to $2.4 million at December 31, 2014. During 2015, changes to the core deposit intangibles and other intangibles were due to the recognition of $699,000 of amortization expense offset by an increase of $163,000 due to the Buckeye acquisition. For more details on the Buckeye acquisition see Note 3 – Acquisitions. No impairment of goodwill was recorded in 2015 or 2014.

Deposits

Total deposits at December 31, 2015 were $1.84 billion compared to $1.76 billion at December 31, 2014, an increase of $75.3 million or 4.3%. Non-interest bearing checking accounts grew by $41.1 million, interest bearing checking accounts and money markets grew by $39.5 million, and savings grew by $16.0 million while retail certificates of deposit declined by $21.3 million. Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 11 – Deposits.

Borrowings

FHLB advances totaled $59.9 million at December 31, 2015 compared to $21.5 million at December 31, 2014. The balance at the end of 2015 includes $5.0 million of convertible advances with a rate of 2.35%. This advance is callable by the FHLB, at which point it would convert to a three-month LIBOR advance if not paid off. This advance has a final maturity date in 2018. In addition, First Defiance has ten fixed-rate advances totaling $47.0 million with rates ranging from 1.10% to 2.16% and one amortizing advance totaling $7.9 million with a rate of 1.78%.

At December 31, 2015, First Defiance also had $57.2 million of securities that were sold with agreements to repurchase, compared to $54.8 million at December 31, 2014.

Equity

Total stockholders’ equity increased $692,000 to $280.2 million at December 31, 2015. This increase is a result of net income of $26.4 million and capital of $1.5 million from the exercise of 73,800 net shares under stock option plans, which was mostly offset by the cost of $12.0 million to repurchase the warrant issued to the U.S. Treasury under the TARP Capital Purchase Program, $8.4 million from repurchasing 225,808 shares of common stock in 2015 and $7.2 million of common stock dividends being paid in 2015. In 2014, 553,136 shares were repurchased, resulting in a $15.5 million decrease in stockholders’ equity, and 52,258 net shares were exercised under stock option plans resulting in a $921,000 increase in stockholder’s equity.

Results of Operations

Summary

First Defiance reported net income of $26.4 million for the year ended December 31, 2015 compared to $24.3 million and $22.2 million for the years ended December 31, 2014 and 2013, respectively. On a diluted per common share basis, First Defiance earned $2.82 in 2015, $2.44 in 2014 and $2.19 in 2013.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $74.1 million for the year ended December 31, 2015 compared to $69.7 million and $67.6 million for the years ended December 31, 2014 and 2013, respectively. The tax-equivalent net interest margin was 3.81%, 3.68% and 3.76% for the years ended December 31, 2015, 2014 and 2013, respectively. The margin increased 13 basis points between 2014 and 2015. Interest-earning asset yields increased 14 basis points (to 4.15% in 2015 from 4.01% in 2014) and the cost of interest bearing liabilities between the two periods increased 1basis point (to 0.44% in 2015 from 0.43% in 2014).

Total interest income increased by $4.6 million or 6.0% to $80.8 million for the year ended December 31, 2015 from $76.2 million for the year ended December 31, 2014. The increase in interest income was due to the significant increase in loan volume and deploying lower yielding interest bearing deposit balances into higher yielding loans. The average balance of interest bearing deposits decreased to $59.4 million from $134.1 million at December 31, 2014. Interest income from loans increased to $73.3 million for 2015 compared to $68.7 million in 2014, which represents an increase of 6.8%.

During the same period, the average balance of investment securities increased to $239.9 million for 2015 from $223.5 million for the year ended December 31, 2014. Interest income from investment securities increased to $6.8 million in 2015 compared to $6.6 million in 2014, which represents an increase of 3.0%. The overall duration of investments decreased to 4.2 years at December 31, 2015 from 4.9 years at December 31, 2014.

Interest expense increased by $222,000 in 2015 compared to 2014, to $6.8 million from $6.6 million. This increase was mainly due to a one basis point increase in the average cost of interest-bearing liabilities in 2015. Interest expense related to interest-bearing deposits was $5.3 million in 2015 and 2014. Expenses on FHLB advances and other interest-bearing funding sources were $675,000 and $152,000 respectively in 2015 and $528,000 and $161,000 respectively in 2014. Interest expense recognized by the Company related to subordinated debentures was $613,000 in 2015 and $587,000 in 2014 due to rising rates.

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

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2015, 2014 and 2013:

Table 3 – Net Interest Margin

	Year Ended December 31
	(In Thousands)
	2015			2014			2013
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate

Interest-Earning Assets:
Loans receivable	$1,687,413	$73,544	4.36%	$1,574,753	$68,828	4.37%	$1,528,176	$68,147	4.46%
Securities	239,852	8,476	3.64%	223,534	8,227	3.79%	191,039	7,158	3.78%
Interest-earning deposits	59,410	169	0.27%	134,114	349	0.26%	106,742	282	0.26%
FHLB stock	13,802	552	4.00%	14,677	642	4.37%	19,505	826	4.23%
Total interest-earning assets	2,000,477	82,741	4.15%	1,947,078	78,046	4.01%	1,845,462	76,413	4.14%
Non-interest-earning assets	222,389			215,390			206,788

Total Assets	$2,222,866			$2,162,468			$2,052,250

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,399,619	$5,341	0.38%	$1,399,507	$5,283	0.38%	$1,353,304	$5,913	0.44%
FHLB advances	38,134	675	1.77%	21,995	528	2.40%	17,733	434	2.45%
Subordinated debentures	36,129	613	1.70%	36,131	587	1.62%	36,133	601	1.66%
Other borrowings	54,619	152	0.28%	54,524	161	0.30%	50,877	222	0.44%
Total interest-bearing liabilities	1,528,501	6,781	0.44%	1,512,157	6,559	0.43%	1,458,047	7,170	0.49%
Non-interest bearing demand deposits	388,257	-		350,677	-		308,591	-
Total including non-interest- bearing demand deposits	1,916,758	6,781	0.35%	1,862,834	6,559	0.35%	1,766,638	7,170	0.41%
Other non-interest liabilities	28,463			23,097			20,547
Total Liabilities	1,945,221			1,885,931			1,787,185
Stockholders’ equity	277,645			276,537			265,065
Total liabilities and stockholders’ equity	$2,222,866			$2,162,468			$2,052,250
Net interest income; interest rate spread (3)		$75,960	3.71%		$71,487	3.57%		$69,243	3.65%

Net interest margin (4)			3.81%			3.68%			3.76%
Average interest-earning assets to average interest-bearing liabilities			130.9%			128.8%			126.6%

(1)	Interest on certain tax exempt loans (amounting to $368,000, $271,000 and $129,000 in 2015, 2014 and 2013 respectively) and tax-exempt securities ($3.2 million, $3.1 million and $2.9 million in 2015, 2014, and 2013) is not taxable for Federal income tax purposes. The average balance of such loans was $10.7 million, $7.8 million and $4.2 million in 2015, 2014, and 2013 while the average balance of such securities was $86.0 million, $82.2 million and $76.0 million in 2015, 2014, and 2013, respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	At December 31, 2015, the yields earned and rates paid were as follows: loans receivable, 4.18%; securities, 3.11%; FHLB stock,4.00%; total interest-earning assets, 4.06%; deposits, 0.23%; FHLB advances, 1.62%; other borrowings, 0.27%, subordinated debentures,1.94%; total including non- interest-bearing liabilities, 0.31%; and interest rate spread, 3.76%.
(3)	Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

Table 4 – Changes in Interest Rates and Volumes

	Year Ended December 31
	(In Thousands)
	2015 vs. 2014			2014 vs. 2013
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(195)	$4,911	$4,716	$(1,371)	$2,052	$681
Securities	(336)	585	249	(129)	1,198	1,069
Interest-earning deposits	30	(210)	(180)	(4)	71	67
FHLB stock	(53)	(37)	(90)	26	(210)	(184)
Total interest-earning assets	$(554)	$5,249	$4,695	$(1,478)	$3,111	$1,633

Interest-Bearing Liabilities
Deposits	$58	$-	$58	$(828)	$198	$(630)
FHLB advances	(165)	312	147	(9)	103	94
Subordinated Debentures	26	-	26	(14)	-	(14)
Notes Payable	(9)	-	(9)	(76)	15	(61)
Total interest- bearing liabilities	$(90)	$312	$222	$(927)	$316	$(611)

Increase (decrease) in net interest income			$4,473			$2,244

Provision for Loan Losses – First Defiance’s provision for loan losses was $136,000 for the year ended December 31, 2015 compared to $1.1 million for December 31, 2014 and $1.8 million for December 31, 2013.

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

Noninterest Income – Noninterest income increased by $162,000 or 0.5% in 2015 to $31.8 million from $31.6 million for the year ended December 31, 2014. That followed an increase of $863,000 or 2.8% in 2014 from $30.8 million in 2013.

Service fees and other charges increased to $10.8 million for the year ended December 31, 2015 from $10.3 million for 2014 and increased from $10.0 million for 2013. The increase in noninterest income in 2015 from 2014 is due to new fee structures and product redesigns that were implemented in the third quarter of 2014.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2015 and 2014 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $2.8 million and $3.1 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $18,000 at December 31, 2015 and $16,000 at December 31, 2014.

Noninterest income also includes gains, losses and impairment on investment securities. In 2015, First Defiance realized a $22,000 gain on sale of securities. In 2014, a $932,000 net gain was recognized compared to a $240,000 net loss in 2013. In 2013, First Defiance recognized other-than-temporary impairment (“OTTI”) charges of $337,000 for certain impaired investment securities, where, in management’s opinion, the value of the investment will not be recovered.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $6.7 million, $5.6 million and $8.4 million in 2015, 2014 and 2013, respectively. The $1.1 million increase in 2015 from 2014 is attributable to a $1.2 million increase in the gain on sale of loans, along with a $150,000 positive change in the valuation adjustments on mortgage servicing rights. These were partially offset by an increase of $219,000 in mortgage servicing rights amortization expense. The positive valuation adjustment is a reflection of the increase in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. First Defiance originated $209.1 million of residential mortgages for sale into the secondary market in 2015 compared with $153.8 million in 2014. The balance of the mortgage servicing right valuation allowance stands at $645,000 at the end of 2015. The $2.8 million decrease in mortgage banking income in 2014 from 2013 is attributable to a $2.4 million decrease in the gain on sale of loans and a $1.1 million negative change in the valuation adjustments on mortgage servicing rights partially offset by a decrease of $697,000 in mortgage servicing rights amortization expense. The negative valuation adjustment is a reflection of the decrease in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. First Defiance originated $153.8 million of residential mortgages for sale into the secondary market in 2014 compared with $291.7 million in 2013. See Note 8 to the financial statements.

Gains on the sale of non-mortgages, which include SBA and FSA loans, totaled $824,000 in 2015 compared to $181,000 in 2014. The Company has built up its pipeline of eligible small business administration loans since 2014 and increased its selling efforts in 2015.

Insurance commission income increased $217,000 or 2.2% to $10.1 million in 2015 from $9.9 million in 2014 mainly due to an increase in general production in the property and casualty and group employee benefits lines of business. Insurance commission income increased $232,000 or 2.4% to $9.9 million in 2014 from $9.6 million in 2013.

Income from bank owned life insurance decreased $907,000 or 50.3% to $895,000 in 2015 from $1.8 million in 2014 but increased slightly from $883,000 in 2013. The decrease in 2015 from 2014 is the result of a tax-free benefit from a bank-owned life insurance policy due to a death claim in 2014.

Other income decreased $708,000 to $1.1 million in 2015 compared to $1.8 million in 2014 and $950,000 in 2013. The decrease in 2015 is mainly the result of a $498,000 tax-free gain realized in 2014 through the Company’s deferred compensation plan trust attributable to the aforementioned death claim.

Noninterest Expense – Total noninterest expense for 2015 was $67.9 million compared to $66.8 million for the year ended December 31, 2014 and $65.1 million for the year ended December 31, 2013.

Compensation and benefits increased $2.2 million or 6.3% in 2015 to $37.8 million from $35.5 million in 2014. The increase in compensation and benefits is due to merit increases, staff additions for growth and an increase in incentive compensation as a direct reflection of the improved financial performance of the Company. Occupancy expense increased $514,000 or 7.7% to $7.2 million in 2015, from $6.7 million in 2014. The increase is attributable to projects relating to preventative maintenance and upkeep of the Company’s branch network. Other non-interest expenses include the financial institutions tax and amortization of intangibles, decreased $1.7 million or 10.1% to $15.5 million in 2015 from $17.3 million in 2014. The decrease is due to $786,000 of costs in 2014 associated with the termination of First Federal’s merger agreement with First Community Bank (“FCB”).

Compensation and benefits increased $1.2 million or 3.6% in 2014 to $35.5 million from $34.3 million in 2013. The increase in compensation and benefits is due to merit increases, higher health insurance costs and an increase in incentive expense as a direct reflection of the improved financial performance of the Company. Financial institutions tax, previously the state franchise tax, decreased $561,000 or 24.2% in 2014 to $1.8 million from $2.3 million in 2013 due to a change in the tax assessment calculation since switching in 2014 to the financial institution tax. Data processing increased $731,000 or 14.3% in 2014 to $5.9 million from $5.1 million in 2013 from the Company’s ongoing projects to enhance product delivery coupled with an increase in electronic transaction volumes. The other noninterest expense category, excluding the financial institution tax, increased $483,000 primarily due to $786,000 in cost associated with the termination of First Federal’s merger agreement with FCB. On February 18, 2014, the Company announced the signing of a definitive agreement to acquire FCB. On April 21, 2014, First Federal and FCB jointly announced the termination of the merger agreement. Both companies mutually agreed to terminate the agreement after it became evident that completion of the merger would take significantly longer than originally expected. This was mostly offset by lower OREO expenses in 2014.

Income Taxes – Income taxes totaled to $11.4 million in 2015 compared to $9.2 million in 2014 and $9.3 million in 2013. The effective tax rates for those years were 30.2%, 27.4%, and 29.4%, respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes in the Notes to the financial statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income- generating property totaled $564.1 million at December 31, 2015, which represents 30.2% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.18% at December 31, 2015. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $30.4 million, $30.1 million and $39.4 million in 2015, 2014 and 2013, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. In 2014 and 2013, the Company purchased $16.6 million and $4.5 million, respectively, in portfolio residential home loans. There were no purchases in 2015.

In considering the more typical investing activities, during 2015, $31.2 million and $426,000 was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $177.0 million was used by an increase in loans while $30.5 million was used to purchase available-for-sale investment securities. During 2014, $20.4 million and $14.9 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $73.2 million was used by an increase in loans while $70.1 million was used to purchase available-for-sale investment securities. During 2013, $35.1 million and $4.0 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $70.8 million was used by an increase in loans while $49.2 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. For 2015, total deposits increased by $75.3 million. For 2014, total deposits increased by $25.8 million. In 2015, securities sold under repurchase arrangements increased by $2.4 million. Also in 2015, the Company paid $7.2 million in common stock dividends coupled with paying $8.4 million in common stock repurchases. In 2014, securities sold under repurchase arrangements increased by $2.8 million. Also in 2014, the Company paid $5.9 million in common stock dividends coupled with paying $15.5 million in common stock repurchases. For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2015, First Defiance had the following commitments to fund deposit, advance, borrowing obligations and post-retirement benefits:

Table 5 – Contractual Obligations

	Maturity Dates by Period at December 31, 2015
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Certificates of deposit	$428,590	$182,843	$151,350	$94,299	$98
FHLB fixed advances including interest (1)	63,276	1,935	31,507	21,683	8,151
Subordinated debentures	36,083	-	-	-	36,083
Securities sold under repurchase agreements	57,188	57,188	-	-	-
Lease obligations	5,215	630	752	622	3,211
Post-retirement benefits	2,160	164	390	427	1,179
Total contractual obligations	$592,512	$242,760	$183,999	$117,031	$48,722

(1) Includes principal payments of $59,902 and interest payments of $3,374.

At December 31, 2015, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 6 - Commitments

	Total	Amount of Commitment Expiration by Period
Commitments	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Fixed commitments to make loans	$80,862	$74,587	$162	$3,668	$2,445
Variable commitments to make loans	76,253	60,575	250	885	14,543
Fixed unused lines of credit	31,991	23,738	3,617	4,635	1
Variable unused lines of credit	323,171	202,733	34,180	7,528	78,730
Total loan commitments	512,277	361,633	38,209	16,716	95,719

Standby letters of credit	19,632	19,192	440	-	-

Total Commitments	$531,909	$380,825	$38,649	$16,716	$95,719

In addition to the above commitments, at December 31, 2015, First Defiance had commitments to sell $19.8 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2015, First Defiance had $452.0 million in capacity under its agreements with the FHLB.

First Federal is subject to various capital requirements of the OCC. At December 31, 2015, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Defiance and First Federal’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated December 31, 2015 Financial Statements.

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

Goodwill - First Defiance has two reporting units: First Federal and First Insurance. At December 31, 2015, First Defiance had goodwill of $61.8 million, including $51.0 million in First Federal, representing 83% of total goodwill and $10.8 million in First Insurance, representing 17% of total goodwill. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

If, for any future period First Defiance determines that there has been impairment in the carrying value of goodwill balances, First Defiance will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

First Defiance has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. First Defiance determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2015 and 2014.

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. At December 31, 2015, the results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, First Defiance’s net interest income would increase by 2.04% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates, but are not considered in the simulation of net interest income.

The majority of First Federal’s lending activities are in non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Federal’s non-residential and multi-family real estate loan portfolio was $948.4 million, which was split between $142.0 million of fixed-rate loans and $806.4 million of adjustable-rate loans, at December 31, 2015. The commercial loan portfolio increased to $419.3 million, which was split between $171.6 million of fixed-rate loans and $247.7 million of adjustable-rate loans, at December 31, 2015. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than seven years. First Federal also has significant balances of home equity and improvement loans ($117.0 million at December 31, 2015) of which $97.3 million fluctuate with changes in the prime lending rate and $19.7 million of home equity and improvement loans have fixed rates. First Federal also has consumer loans ($16.3 million at December 31, 2015) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

The table below presents, for the twelve months subsequent to December 31, 2015 and December 31, 2014, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of December 31, 2015, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2015 was mainly neutral for the ramp and slightly less sensitive for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2014. This is due in part to our strategy to grow longer term loans and fund that growth out of existing liquidity.

Table 7 – Net Interest Income Sensitivity Profile

	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2015		December 31, 2014
Gradual Change in Interest Rates
+200	$563	0.71%	$702	0.98%
+100	215	0.27%	155	0.22%
-100	(1,332)	-1.68%	(667)	-0.93%

Immediate Change in Interest Rates
+200	$1,660	2.09%	$2,274	3.16%
+100	719	0.91%	877	1.22%
-100	(2,605)	-3.28%	(1,713)	-2.38%

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

The results of all the simulation scenarios are within the board mandated guidelines as of December 31, 2015.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. This analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. However, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2015 was considered to be remote given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

Table 8 – Economic Value of Equity Analysis

December 31, 2015
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	509,640	56,545	12.48%	24.08%	422 bp
+ 300 bp	499,038	45,943	10.14%	23.15%	329 bp
+ 200 bp	486,652	33,558	7.41%	22.15%	229 bp
+ 100 bp	471,332	18,237	4.03%	21.05%	119 bp
0 bp	453,095	-	-	19.86%	–
- 100 bp	426,010	(27,085)	(5.98)%	18.39%	(147) bp

December 31, 2014
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	475,594	47,730	11.16%	23.65%	391 bp
+ 300 bp	467,028	39,164	9.15%	22.79%	305 bp
+ 200 bp	457,038	29,174	6.82%	21.89%	215 bp
+ 100 bp	446,184	18,320	4.28%	20.95%	121 bp
0 bp	427,864	-	-	19.74%	–
- 100 bp	403,088	(24,776)	(5.79)%	18.33%	(141) bp

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2015, First Federal would experience a 7.41% increase in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations. The average duration of its assets at December 31, 2015 was 1.84 years while the average duration of its liabilities was 3.39 years.

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

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included below.

Donald P. Hileman	Kevin T. Thompson
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Members of the Audit Committee

First Defiance Financial Corp.

Defiance, Ohio

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. We also have audited First Defiance Financial Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

South Bend, Indiana

February 29, 2016

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

Dollars in Thousands, except per share data

	December 31
	2015	2014
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$38,769	$41,936
Federal funds sold	41,000	71,000
	79,769	112,936

Securities available-for-sale, carried at fair value	236,435	239,321
Securities held-to-maturity, carried at amortized cost (fair value $245 and $308 at December 31, 2015 and 2014 respectively)	243	313
	236,678	239,634
Loans held for sale	5,523	4,535
Loans receivable, net of allowance of $25,382 and $24,766 at December 31, 2015 and 2014, respectively	1,776,835	1,622,020
Mortgage servicing rights	9,248	9,012
Accrued interest receivable	6,171	6,037
Federal Home Loan Bank (FHLB) stock	13,801	13,802
Bank owned life insurance	51,908	47,013
Premises and equipment	38,166	40,496
Real estate and other assets held for sale (REO)	1,321	6,181
Goodwill	61,798	61,525
Core deposit and other intangibles	1,871	2,395
Other assets	14,587	13,366
Total assets	$2,297,676	$2,178,952

First Defiance Financial Corp

Consolidated Statements of Financial Condition (continued)

Dollars in Thousands, except per share data

	December 31
	2015	2014
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$420,691	$379,552
Interest-bearing	1,415,446	1,381,261
Total	1,836,137	1,760,813
Advances from the Federal Home Loan Bank	59,902	21,544
Securities sold under agreements to repurchase	57,188	54,759
Subordinated debentures	36,083	36,083
Advance payments by borrowers	2,674	2,309
Deferred taxes	877	1,176
Other liabilities	24,618	22,763
Total liabilities	2,017,479	1,899,447

Commitments and Contingent (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,721,959 and 12,735,313 shares issued and 9,102,831 and 9,234,534 shares outstanding, respectively	127	127
Common stock warrant	-	878
Additional paid-in capital	125,734	136,266
Accumulated other comprehensive income, net of tax of $1,950 and $2,214, respectively	3,622	4,114
Retained earnings	219,737	200,600
Treasury stock, at cost, 3,619,128 and 3,500,779 shares respectively	(69,023)	(62,480)
Total stockholders’ equity	280,197	279,505

Total liabilities and stockholders’ equity	$2,297,676	$2,178,952

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31
	2015	2014	2013
Interest Income
Loans	$73,346	$68,682	$68,077
Investment securities:
Taxable	3,598	3,507	2,695
Tax-exempt	3,171	3,068	2,901
Interest-bearing deposits	169	349	282
FHLB stock dividends	552	642	826
Total interest income	80,836	76,248	74,781

Interest Expense
Deposits	5,341	5,283	5,913
Federal Home Loan Bank advances and other	675	528	434
Subordinated debentures	613	587	601
Securities sold under agreement to repurchase	152	161	222
Total interest expense	6,781	6,559	7,170
Net interest income	74,055	69,689	67,611

Provision for loan losses	136	1,117	1,824
Net interest income after provision for loan losses	73,919	68,572	65,787

Noninterest Income
Service fees and other charges	10,752	10,258	10,045
Mortgage banking income	6,713	5,602	8,443
Insurance commissions	10,076	9,859	9,627
Gain on sale of non-mortgage loans	824	181	101
Gain (loss) on sale or call of securities	22	932	97
Other-than-temporary impairment (OTTI) losses on investment securities
Total gains (impairment losses) on investment securities	-	-	(337)
Losses recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	-	-	(337)
Trust income	1,462	1,240	969
Income from bank owned life insurance	895	1,802	883
Other noninterest income	1,059	1,767	950
Total noninterest income	31,803	31,641	30,778

Noninterest Expense
Compensation and benefits	37,769	35,543	34,301
Occupancy	7,197	6,683	6,675
FDIC insurance	1,324	1,419	1,616
Data processing	6,083	5,856	5,125
Other noninterest expense	15,516	17,257	17,335
Total noninterest expense	67,889	66,758	65,052

Income before income taxes	37,833	33,455	31,513
Federal income taxes	11,410	9,163	9,278
Net Income	$26,423	$24,292	$22,235

Earnings per common share:
Basic	$2.87	$2.55	$2.28
Diluted	$2.82	$2.44	$2.19
Dividends declared per common share	$0.78	$0.63	$0.40

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31
	2015	2014	2013

Net income	$26,432	$24,292	$22,235
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(985)	6,763	(6,309)
Reclassification adjustment for (gains) losses realized in income	(22)	(932)	(97)
Other-than-temporary impairment losses on AFS securities realized in income	-	-	337
Net unrealized gains (losses)	(1,007)	5,831	(6,069)

Income tax effect	352	(2,040)	2,124
Net of tax amount	(655)	3,791	(3,945)

Change in unrealized gain on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	204	(377)	287
Net amortization and deferral	47	35	46
Net gain (loss) activity during the period	251	(342)	333
Income tax effect	(88)	120	(117)
Net of tax amount	163	(222)	216

Total other comprehensive income (loss)	(492)	3,569	(3,729)
Comprehensive income	$25,931	$27,861	$18,506

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholder’s
	Stock	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2013	$36,641	$127	$878	$135,825	$3,997	$148,010	$(47,351)	$278,127
Net income						22,235		22,235
Other comprehensive loss					(3,729)			(3,729)
Stock option expense				44				44
35,147 net shares issued under stock option plan, with $54 in income tax benefit				(34)		(97)	481	350
Restricted share activity under stock incentive Plans				327		(44)	500	783
2,768 shares issued direct purchases				20			44	64
70,966 shares repurchased							(1,821)	(1,821)
Common stock dividends declared						(3,907)		(3,907)
Balance at December 31, 2013	$-	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147
Net income						24,292		24,292
Other comprehensive income					3,569			3,569
Stock option expense				78				78
52,258 net shares issued under stock option plan, with $103 in income tax benefit				88		(45)	878	921
Restricted share activity under stock incentive Plans including 13,087 shares issued				(334)			212	(122)
2,804 shares issued direct purchases				31			45	76
553,136 shares repurchased							(15,519)	(15,519)
Common stock dividends declared						(5,937)		(5,937)
Balance at December 31, 2014	$-	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505
Net income						26,423		26,423
Other comprehensive loss					(492)			(492)
Stock option expense				150				150
Warrant repurchase			(878)	(11,101)				(11,979)
74,300 net shares issued under stock option plan, with $160 in income tax benefit, net of 14,350 repurchased and/or retired				230		(313)	1,552	1,469
Restricted share activity under stock incentive Plans including 18,006 shares issued				(58)		186	308	436
Excess tax benefit on stock compensation plans				216				216
1,799 shares issued direct purchases				31			33	64
225,808 shares repurchased							(8,436)	(8,436)
Common stock dividends declared						(7,159)		(7,159)
Balance at December 31, 2015	$-	$127	$-	$125,734	$3,622	$219,737	$(69,023)	$280,197

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2015	2014	2013
Operating Activities
Net income	$26,423	$24,292	$22,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	136	1,117	1,824
Provision for depreciation	3,267	2,952	3,110
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	1,148	1,020	1,235
Amortization of mortgage servicing rights	1,620	1,401	2,098
Net (recovery) impairment of mortgage servicing rights	(266)	(116)	(1,261)
Amortization of intangibles	699	1,102	1,241
Gain on sale of loans	(5,388)	(3,517)	(5,817)
Loss on sale or disposals or write-downs of property, plant and Equipment	428	-	1
(Gain) loss on sale or write-down of REO	150	(73)	883
OTTI losses on investment securities	-	-	337
(Gain) loss on sale or call of securities	(22)	(932)	(97)
Change in deferred taxes	(35)	(179)	1,518
Proceeds from sale of loans held for sale	215,402	159,305	308,260
Origination of loans held for sale	(213,416)	(153,753)	(294,941)
Stock option expense	150	78	44
Restricted stock unit expense (credit)	436	(122)	783
Excess tax benefit on stock compensation plans	216	-	-
Income from bank owned life insurance	(895)	(1,802)	(883)
Change in interest receivable and other assets	(1,356)	(5,962)	1,328
Change in accrued interest and other liabilities	1,955	5,254	(2,535)
Net cash provided by operating activities	30,652	30,065	39,363

Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	69	73	121
Proceeds from maturities, calls and paydowns of available-for-sale securities	31,240	20,400	35,072
Proceeds from sale of available-for-sale securities	426	14,913	4,027
Proceeds from sale of REO	3,407	2,108	2,899
Proceeds from sale of office properties and equipment	212	84	-
Purchases of available-for-sale securities	(30,483)	(70,149)	(49,230)
Purchases of office properties and equipment	(1,843)	(4,935)	(2,045)
Investment in bank owned life insurance	(4,000)	(3,406)	-
Proceeds from FHLB stock redemption	1	5,548	1,305
Proceeds from bank owned life insurance death benefit	-	910	-
Net cash paid in Buckeye Insurance acquisition	(297)	-	-
Purchase of portfolio mortgage loans	-	(16,594)	(4,545)
Proceeds from sale of non-mortgage loans	24,027	20,592	13,369
Net increase in loans receivable	(177,013)	(73,206)	(70,845)
Net cash provided by (used) in investing activities	(154,254)	(103,662)	(69,872)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Dollar Amounts in Thousands)

	Years Ended December 31
	2015	2014	2013
Financing Activities
Net increase in deposits and advance payments by borrowers	75,689	25,810	68,368
Repayment of Federal Home Loan Bank long-term advances	(8,642)	(976)	(276)
Proceeds from Federal Home Loan Bank long-term advances	47,000	-	10,000
Increase (decrease) in securities sold under repurchase agreements	2,429	2,840	217
Cash dividends paid on common stock	(7,159)	(5,937)	(3,907)
Net cash paid for repurchase of common stock	(8,436)	(15,519)	(1,821)
Repayment of warrants	(11,979)	-	-
Proceeds from exercise of stock options	1,469	921	350
Proceeds from treasury stock sales	64	76	64
Net cash (used) provided by financing activities	90,435	7,215	72,995

Increase (decrease) in cash and cash equivalents	(33,167)	(66,382)	42,486
Cash and cash equivalents at beginning of period	112,936	179,318	136,832
Cash and cash equivalents at end of period	$79,769	$112,936	$179,318

Supplemental cash flow information:
Interest paid	$6,764	$6,557	$7,179
Income taxes paid	$10,000	$8,950	$10,500
Transfers from loans to other real estate owned and other assets held for sale	$974	$2,357	$5,836

Transfer from real estate owned and other assets held for sale to loans	$2,544	-	-
Transfer from property and equipment to real estate and other assets held for sale	$267	-	-
Transfer from loans held for sale to loans	$-	$1,178	$3,231

Securities traded but not yet settled	$-	$-	$742

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

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Lima, Maumee and Oregon, Ohio areas, offering property and casualty, and group health and life insurance products. First Defiance Risk Management was incorporated on December 20, 2012, as a wholly owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income are reported net of tax. See also Notes 5 and 16 and the Consolidated Statements of Comprehensive Income.

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $1,606,000 and $1,491,000, respectively, at December 31, 2015 to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

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

FHLB Stock

First Federal is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2015, the Company holds $13.8 million at the FHLB of Cincinnati and $9,000 at the FHLB of Indianapolis.

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

During 2015, the Company recouped previously accrued losses totaling ($95,000) pertaining to loans sold to Fannie Mae and Freddie Mac but repurchased due to underwriting issues. During 2014 and 2013, the Company had realized or accrued losses totaling $298,000 and $597,000. Repurchase losses are recognized when the Company determines they are probable and estimable.

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

Beginning June 30, 2015, the Company refined the methodology to its allowance for loan loss calculation pertaining to the general reserve component for non-impaired loans. There was no change to the calculation of the component for reserves on impaired loans. Within the general reserve, the determination of the historical loss component was modified from using a three-year average annual loss rate to a loss migration measurement. The loss migration measurement implemented June 30, 2015, utilizes an average of four (4) four-year loss migration periods for each loan portfolio segment with differentiation between loan risk grades. This approach provides for a more precise reflection of probable incurred losses by risk grade within each loan portfolio segment over an average loan life cycle than was previously being used. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio. Prior to June 30, 2015, the approach to this component quantified the historical loss by calculating a rolling twelve quarter average annual loss rate for each portfolio segment, without differentiation between loan risk grades. This modification resulted in a change in the general reserves between the loan portfolio segments but did not have a material impact on the overall allowance for loan losses.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. Loans, for which terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. An analysis of the net present value of estimated cash flows is performed and an allowance may be established based on the outcome of that analysis, or if the loan is deemed to be collateral dependent an allowance is established based on the fair value of collateral. All modifications are reviewed by the First Federal’s Chief Credit Officer to determine whether or not the modification constitutes a troubled debt restructure. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net of the allowance allocation which is determined based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $3.5 million, $3.6 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

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

Operating Segments

Management considers the following factors in determining the need to disclose separate operating segments: (1) The nature of products and services, which are all financial in nature. (2) The type and class of customer for the products and services; in First Defiance’s case retail customers for retail bank and insurance products and commercial customers for commercial loan, deposit, life, health and property and casualty insurance needs. (3) The methods used to distribute products or provide services; such services are delivered through banking and insurance offices and through bank and insurance customer contact representatives. Retail and commercial customers are frequently targets for both banking and insurance products. (4) The nature of the regulatory environment; both banking and insurance entities are subject to various regulatory bodies and a number of specific regulations.

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the year ended December 31, 2015, the reported revenue for First Insurance was 9.5% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the year ended December 31, 2015 was 5.6% of consolidated net income. Total assets of First Insurance at December 31, 2015 were 0.6% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

Accounting Standards Updates

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01).  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following:   1)  Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)  Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3)  Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4)  Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2016-01 on its Consolidated Financial Statements and disclosures.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This Update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, and eliminates the requirement to retrospectively account for those adjustments. The amendments to this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Updates require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments to this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. Management will continue to monitor the applicability of this Update to the Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its Consolidated Financial Statements.

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

3. Acquisitions

On September 1, 2015, First Insurance acquired a group medical benefits business from Buckeye Insurance Consultants, Inc. located in Lima, Ohio for a cash purchase price of $495,000 of which $198,000 is set aside for contingent payments to be paid in cash in 2016, 2017 and 2018 if certain conditions regarding future revenue are met. As of December 31, 2015, management had determined there was goodwill of $273,000 and identifiable intangible assets of $163,000 consisting of a customer relationship intangible of $60,000 and a non-compete intangible of $103,000 related to the acquisition. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

4. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2015	2014	2013
	(In Thousands, Except Per Share Amounts)
Numerator for basic and diluted earnings per common share-net income applicable to common shares	$26,423	$24,292	$22,235
Denominator:
Denominator for basic earnings per common share-weighted-average common shares, including participating securities	9,221	9,511	9,764
Effect of dilutive securities:
Employee stock options	87	111	87
Warrants	75	353	320
Dilutive potential common shares	162	464	407
Denominator for diluted earnings per common share	9,383	9,975	10,171
Basic earnings per common share	$2.87	$2.55	$2.28
Diluted earnings per common share	$2.82	$2.44	$2.19

Shares subject to issue upon exercise of options of 8,750 in 2015, 10,500 in 2014 and 132,750 in 2013 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5. Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities at December 31, 2015 and 2014 and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2015
Available-for-sale
Obligations of U.S. government corporations and agencies	$3,000	$1	$(7)	$2,994
Mortgage-backed securities - residential	63,815	898	(59)	64,654
REMICs	1,592	28	-	1,620
Collateralized mortgage obligations	71,176	976	(353)	71,799
Preferred stock	-	1	-	1
Corporate bonds	4,955	39	(17)	4,977
Obligations of state and political subdivisions	85,680	4,712	(2)	90,390
Total Available-for-Sale	$230,218	$6,655	$(438)	$236,435

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$14	$-	$-	$14
FNMA certificates	74	2	(1)	75
GNMA certificates	31	1	-	32
Obligations of states and political subdivisions	124	-	-	124
Total Held-to-Maturity	$243	$3	$(1)	$245

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2014
Available-for-sale
Obligations of U.S. government corporations and agencies	$1,000	$-	$(20)	$980
Mortgage-backed securities - residential	58,380	1,476	-	59,856
REMICs	1,820	19	-	1,839
Collateralized mortgage obligations	80,252	1,280	(411)	81,121
Preferred stock	-	1	-	1
Corporate bonds	6,913	85	(6)	6,992
Obligations of state and political subdivisions	83,732	4,827	(27)	88,532
Total Available-for-Sale	$232,097	$7,688	$(464)	$239,321

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$26	$-	$(8)	$18
FNMA certificates	93	2	-	95
GNMA certificates	39	1	-	40
Obligations of states and political subdivisions	155	-	-	155
Total Held-to-Maturity	$313	$3	$(8)	$308

The amortized cost and fair value of the investment securities portfolio at December 31, 2015 is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
2015
Available-for-sale
Due in one year or less	$830	$835
Due after one year through five years	17,256	17,657
Due after five years through ten years	37,060	39,336
Due after ten years	38,488	40,533
MBS/CMO/REMIC	136,584	138,074
Total	$230,218	$236,435

Held-to-maturity
Due after one year through five years	$124	$124
MBS/CMO	119	121
Total	$243	$245

Securities pledged at year-end 2015 and 2014 had a carrying amount of $134.8 million and $141.2 million and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

As of December 31, 2015, the Company’s investment portfolio consisted of 367 securities, 29 of which were in an unrealized loss position. The Company did not hold any single security that was greater than 10% of the Company’s equity at December 31, 2015.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2015 and December 31, 2014:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2015
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$993	$(7)	$-	$-	$993	$(7)
Collateralized mortgage obligations	12,374	(150)	8,158	(203)	20,532	(353)
Corporate bonds	983	(17)	-	-	983	(17)
Obligations of state and political subdivisions	-	-	433	(2)	433	(2)
Mortgage-backed securities-residential	12,525	(59)	-	-	12,525	(59)
Held to maturity securities:
FNMA certificates	13	(1)	-	-	13	(1)
Total temporarily impaired securities	$26,888	$(234)	$8,591	$(205)	$35,479	$(439)

At December 31, 2014
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$980	$(20)	$980	$(20)
Collateralized mortgage obligations	4,466	(138)	14,633	(273)	19,099	(411)
Corporate bonds	-	-	994	(6)	994	(6)
Obligations of state and political subdivisions	1,194	(8)	1,499	(19)	2,693	(27)
Held to maturity securities:
FHLMC certificates	18	(8)	-	-	18	(8)
Total temporarily impaired securities	$5,678	$(154)	$18,106	$(318)	$23,784	$(472)

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

With the exception of corporate bonds, the securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position and it is not more than likely that the Company will be required to sell the investments before anticipated recovery.

In 2015 and 2014, management determined there was no OTTI. In 2013, management determined that two CDOs had OTTI resulting in a write-down of $337,000 ($219,000 after tax). The 2013 OTTI was related to two CDOs that were disallowed under the Final Interim Volcker Rule of the Dodd-Frank Act released on January 14, 2014, requiring the Company to liquidate these securities before a certain date. The Company received Level 1 pricing and wrote these two CDOs to that value as of December 31, 2013 and subsequently sold these two securities on January 15, 2014.

There was no OTTI recognized in accumulated other comprehensive income (“AOCI”) relating to the CDOs at December 31, 2015 and 2014.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the years ended December 31, 2015, 2014 and 2013 (In Thousands):

	2015	2014	2013
Beginning balance, January 1	$-	$3,513	$3,176
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-	337

Reductions for amounts realized for securities sold/redeemed during the period	-	(3,513)	-

Ending balance, December 31	$-	$-	$3,513

Realized gains from the sales and calls of investment securities totaled $22,000 ($15,000 after tax) in 2015 while there were realized gains of $932,000 ($652,000 after tax) and $97,000 ($68,000 after tax) in 2014 and 2013, respectively.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2015	2014	2013
	(In Thousands)
Proceeds	$426	$14,913	$4,027
Gross realized gains	22	1,574	97
Gross realized losses	-	(642)	-

6. Commitments and Contingent Liabilities

Loan Commitments

Loan commitments are made to accommodate the financial needs of First Federal’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (In Thousands):

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$80,862	$76,253	$37,546	$69,232
Unused lines of credit	31,991	323,171	20,385	307,449
Standby letters of credit	-	19,632	-	17,886
Total	$112,853	$419,056	$57,931	$394,567

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2015 have interest rates ranging from 2.85% to 18.00% and maturities ranging from less than 1 year to 30 years.

In addition to the above commitments, at December 31, 2015, First Defiance had commitments to sell $19.9 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

7.	Loans

Loans receivable consist of the following:

	December 31, 2015	December 31, 2014
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$205,330	$206,437
Secured by multi-family residential	167,558	156,530
Secured by commercial real estate	780,870	683,958
Construction	163,877	112,385
	1,317,635	1,159,310
Other Loans:
Commercial	419,349	399,730
Home equity and improvement	116,962	111,813
Consumer Finance	16,281	15,466
	552,592	527,009
Total loans	1,870,227	1,686,319
Deduct:
Undisbursed loan funds	(66,902)	(38,653)
Net deferred loan origination fees and costs	(1,108)	(880)
Allowance for loan loss	(25,382)	(24,766)
Totals	$1,776,835	$1,622,020

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses the year-to-date activity in the allowance for loan loss for the dates indicated by portfolio segment (In Thousands):

Year to Date December 31, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766
Charge-Offs	(283)	(114)	(353)	-	(68)	(350)	(53)	(1,221)
Recoveries	214	-	915	-	331	188	53	1,701
Provisions	787	(188)	(58)	296	(1,517)	762	54	136
Ending Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382

Year to Date December 31, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950
Charge-Offs	(426)	-	(1,018)	-	(2,982)	(392)	(41)	(4,859)
Recoveries	188	7	2,670	-	435	193	65	3,558
Provisions	(115)	(62)	(2,384)	87	3,378	268	(55)	1,117
Ending Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766

Year to Date December 31, 2013	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,506	$2,197	$12,702	$75	$6,325	$1,759	$147	$26,711
Charge-Offs	(643)	(6)	(2,469)	-	(1,230)	(757)	(94)	(5,199)
Recoveries	282	-	837	-	290	125	80	1,614
Provisions	(298)	317	930	59	293	508	15	1,824
Ending Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015: (In Thousands)

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$201	$-	$139	$-	$63	$34	$-	$437

Collectively evaluated for impairment	3,011	2,151	11,633	517	5,192	2,270	171	24,945

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382

Loans:

Loans individually evaluated for impairment	$7,574	$3,313	$23,493	$-	$6,107	$1,491	$71	$42,049

Loans collectively evaluated for impairment	198,106	164,382	759,281	96,845	414,527	115,977	16,199	1,765,317

Loans acquired with deteriorated credit quality	-	-	153	-	16	-	-	169

Total ending loans balance	$205,680	$167,695	$782,927	$96,845	$420,650	$117,468	$16,270	$1,807,535

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans for the years ended December 31, 2015, 2015 and 2013 (In Thousands):

	Twelve Months Ended December 31, 2015
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,985	$246	$244
Residential Non Owner Occupied	5,444	152	152
Total 1-4 Family Residential Real Estate	12,429	398	396
Multi-Family Residential Real Estate	3,799	40	40
CRE Owner Occupied	9,019	168	167
CRE Non Owner Occupied	10,125	349	348
Agriculture Land	2,980	88	56
Other CRE	3,554	81	80
Total Commercial Real Estate	25,678	686	651
Construction	50	2	2
Commercial Working Capital	2,217	58	56
Commercial Other	4,773	49	49
Total Commercial	6,990	107	115
Home Equity and Home Improvement	2,757	62	62
Consumer Finance	80	14	14
Total Impaired Loans	$51,783	$1,309	$1,270

	Twelve Months Ended December 31, 2014
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,177	$317	$313
Residential Non Owner Occupied	3,920	143	143
Total 1-4 Family Residential Real Estate	10,097	460	456
Multi-Family Residential Real Estate	903	4	4
CRE Owner Occupied	8,906	145	142
CRE Non Owner Occupied	18,164	807	809
Agriculture Land	611	14	14
Other CRE	1,694	20	22
Total Commercial Real Estate	29,375	986	987
Construction	233	12	15
Commercial Working Capital	2,790	29	29
Commercial Other	4,576	14	12
Total Commercial	7,366	43	41
Home Equity and Home Improvement	2,233	95	94
Consumer Finance	47	3	3
Total Impaired Loans	$50,254	$1,603	$1,600

	Twelve Months Ended December 31, 2013
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,529	$345	$343
Residential Non Owner Occupied	4,453	162	163
Total 1-4 Family Residential Real Estate	10,982	507	506
Multi-Family Residential Real Estate	1,176	27	28
CRE Owner Occupied	14,313	376	386
CRE Non Owner Occupied	22,339	901	909
Agriculture Land	987	26	16
Other CRE	4,162	43	38
Total Commercial Real Estate	41,801	1,346	1,349
Construction	165	10	8
Commercial Working Capital	2,085	33	36
Commercial Other	6,521	75	70
Total Commercial	8,606	108	106
Home Equity and Home Improvement	2,631	121	117
Consumer Finance	83	6	6
Total Impaired Loans	$65,444	$2,125	$2,120

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	December 31, 2015			December 31, 2014
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,383	$1,360	$-	$3,967	$3,859	$-
Residential Non Owner Occupied	2,147	2,141	-	3,763	3,670	-
Total 1-4 Family Residential Real Estate	3,530	3,501	-	7,730	7,529	-
Multi-Family Residential Real Estate	3,463	3,313	-	2,627	2,482	-
CRE Owner Occupied	4,869	4,520	-	7,109	6,481	-
CRE Non Owner Occupied	7,932	7,685	-	4,106	3,759	-
Agriculture Land	3,546	3,596	-	213	208	-
Other CRE	4,076	4,046	-	2,923	2,378	-
Total Commercial Real Estate	20,423	19,847	-	14,351	12,826	-
Construction	-	-	-	150	150	-
Commercial Working Capital	1,644	1,648	-	1,155	1,157	-
Commercial Other	3,573	3,607	-	3,966	3,663	-
Total Commercial	5,217	5,255	-	5,121	4,820	-

Home Equity and Home Improvement	817	772	-	2,192	2,140	-
Consumer Finance	60	59	-	35	34	-
Total loans with no allowance recorded	$33,510	$32,747	$-	$32,206	$29,981	$-

With an allowance recorded:
Residential Owner Occupied	$2,918	$2,837	$188	$2,112	$2,114	$204
Residential Non Owner Occupied	1,231	1,236	13	636	638	12
Total 1-4 Family Residential Real Estate	4,149	4,073	201	2,748	2,752	216
Multi-Family Residential Real Estate	-	-	-	-	-	-
CRE Owner Occupied	3,250	2,767	132	2,667	2,257	148
CRE Non Owner Occupied	385	308	2	13,020	12,606	842
Agriculture Land	68	69	2	333	320	10
Other CRE	926	502	3	137	108	3
Total Commercial Real Estate	4,629	3,646	139	16,157	15,291	1,003
Construction	-	-	-	-	-	-
Commercial Working Capital	594	596	62	649	650	21
Commercial Other	252	256	1	264	269	9
Total Commercial	846	852	63	913	919	30
Home Equity and Home Improvement	724	719	34	101	102	24
Consumer Finance	12	12	-	-	-	-
Total loans with an allowance recorded	$10,360	$9,302	$437	$19,919	$19,064	$1,273

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	December 31, 2015	December 31, 2014
	(In Thousands)
Non-accrual loans	$16,261	$24,130
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	16,261	24,130
Real estate and other assets held for sale	1,321	6,181
Total non-performing assets	$17,582	$30,311

Troubled debt restructuring, still accruing	$11,178	$24,686

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2015 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$138,974	$159	$673	$391	$1,223	$1,428
Residential Non Owner Occupied	64,577	324	356	226	906	1,179

Total 1-4 Family Residential Real Estate	203,551	483	1,029	617	2,129	2,607

Multi-Family Residential Real Estate	165,671	-	-	2,024	2,024	2,417

CRE Owner Occupied	322,940	772	1,218	1,266	3,256	4,141
CRE Non Owner Occupied	304,166	-	106	538	644	1,229
Agriculture Land	98,055	57	-	-	57	695
Other Commercial Real Estate	53,494	-	-	315	315	1,364

Total Commercial Real Estate	778,655	829	1,324	2,119	4,272	7,429

Construction	96,845	-	-	-	-	-

Commercial Working Capital	168,938	16	-	154	170	251
Commercial Other	249,070	203	46	2,223	2,472	2,833

Total Commercial	418,008	219	46	2,377	2,642	3,084

Home Equity and Home Improvement	116,599	733	92	44	869	689
Consumer Finance	16,216	27	3	24	54	36

Total Loans	$1,795,545	$2,291	$2,494	$7,205	$11,990	$16,262

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2014 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$141,597	$39	$1,079	$365	$1,483	$1,702
Residential Non Owner Occupied	62,991	110	105	578	793	1,625

Total 1-4 Family Residential Real Estate	204,588	149	1,184	943	2,276	3,327

Multi-Family Residential Real Estate	156,413	247	-	-	247	2,546

CRE Owner Occupied	299,500	163	1,566	1,753	3,482	7,004
CRE Non Owner Occupied	243,341	119	416	1,308	1,843	2,582
Agriculture Land	93,529	-	14	-	14	686
Other Commercial Real Estate	43,835	155	-	258	413	2,359

Total Commercial Real Estate	680,205	437	1,996	3,319	5,752	12,631

Construction	73,722	-	-	-	-	-

Commercial Working Capital	135,009	-	-	951	951	1,103
Commercial Other	262,982	67	10	2,012	2,089	3,897

Total Commercial	397,991	67	10	2,963	3,040	5,000

Home Equity and Home Improvement	110,940	1,236	-	106	1,342	619
Consumer Finance	15,326	68	57	-	125	12

Total Loans	$1,639,185	$2,204	$3,247	$7,331	$12,782	$24,135

Troubled Debt Restructurings

As of December 31, 2015 and 2014, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $17.6 million and $33.0 million, respectively. The Company allocated $335,000 and $1.1 million, of specific reserves to those loans at December 31, 2015 and 2014, and committed to lend additional amounts totaling up to $48,000 and $69,000 at December 31, 2015 and 2014.

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

Of the loans modified in a TDR, $6.4 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the years indicated (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2015		Loans Modified as a TDR for the Twelve Months Ended December 31, 2014		Loans Modified as a TDR for the Twelve Months Ended December 31, 2013
TDRs	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	6	$454	18	$1,726	10	$752
Residential Non Owner Occupied	4	59	3	517	5	390
CRE Owner Occupied	2	645	2	27	9	714
CRE Non Owner Occupied	2	244	3	403	2	1,364
Agriculture Land	3	1,443	-	-	2	269
Other CRE	-	-	-	-	3	417
Commercial Working Capital	2	62	4	1,353	3	662
Commercial Other	2	70	16	2,020	5	940
Home Equity and Home Improvement	13	324	17	471	15	561
Consumer Finance	9	62	4	15	3	15
Total	43	$3,363	67	$6,532	57	$6,084

The loans described above decreased the allowance for loan losses (“ALLL”) by $13,000 for the year ended December 31, 2015, increased the ALLL by $234,000 for the year ended December 31, 2014, and decreased the ALLL by $27,000 for the year ended December 31, 2013.

Of the 2015 modifications, 19 were made TDRs due to the fact that the borrower filed bankruptcy, one was made a TDR due to an interest only period, one was made a TDR due to extending the amortization, ten were made TDRs due to advancing or renewing funds to a watchlist credit, two were made TDRs to term out lines of credit, and ten were made TDRs to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the indicated:

	Twelve Months Ended December 31, 2015 ($ in thousands)		Twelve Months Ended December 31, 2014 ($ in thousands)		Twelve Months Ended December 31, 2013 ($ in thousands)
TDRs That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)
Residential Owner Occupied	-	$-	1	$80	6	$409
Residential Non Owner Occupied	-	-	1	178	-	-
CRE Owner Occupied	-	-	-	-	2	290
CRE Non Owner Occupied	-	-	-	-	1	212
Agriculture Land	-	-	-	-	-	-
Other CRE	-	-	-	-	1	323
Commercial Working Capital	1	120	2	868	1	149
Commercial Other	5	1,791	5	865	4	740
Home Equity and Home Improvement	1	22	-	-	3	315
Consumer	-	-	-	-	-	-
Total	7	$1,933	9	$1,991	18	$2,438

The TDRs that subsequently defaulted described above had no effect on the ALLL for the year ended December 31, 2015. They decreased the ALLL by $14,000 after $176,000 in charge-offs for the year ended December 31, 2014, and increased the ALLL by $21,000 after $58,000 in charge-offs for the year ended December 31, 2013.

A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the periods ending December 31, 2015 and 2014 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 187 loans were modified under this definition during the twelve month period ended December 31, 2015 and a total of 153 loans were modified under this definition during the twelve month period ended December 31, 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$5,828	$123	$2,427	$-	$131,820	$140,198
Residential Non Owner Occupied	55,169	1,420	4,439	-	4,454	65,482

Total 1-4 Family Real Estate	60,997	1,543	6,866	-	136,274	205,680

Multi-Family Residential Real Estate	163,405	498	3,675	-	117	167,695

CRE Owner Occupied	297,856	17,896	9,730	-	714	326,196
CRE Non Owner Occupied	293,057	2,143	9,595	-	15	304,810
Agriculture Land	92,262	1,947	3,903	-	-	98,112
Other CRE	47,109	469	5,739	-	492	53,809

Total Commercial Real Estate	730,284	22,455	28,967	-	1,221	782,927

Construction	76,152	2,159	-	-	18,534	96,845

Commercial Working Capital	163,071	2,497	3,540	-	-	169,108
Commercial Other	243,308	2,706	5,528	-	-	251,542

Total Commercial	406,379	5,203	9,068	-	-	420,650

Home Equity and Home Improvement	-	-	689	-	116,779	117,468
Consumer Finance	-	-	15	-	16,255	16,270

Total Loans	$1,437,217	$31,858	$49,280	$-	$289,180	$1,807,535

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$4,230	$131	$3,048	$365	$135,306	$143,080
Residential Non Owner Occupied	51,327	2,404	4,872	7	5,174	63,784

Total 1-4 Family Real Estate	55,557	2,535	7,920	372	140,480	206,864

Multi-Family Residential Real Estate	152,290	220	3,236	-	914	156,660

CRE Owner Occupied	273,406	18,448	9,953	-	1,175	302,982
CRE Non Owner Occupied	224,073	7,898	13,186	-	27	245,184
Agriculture Land	90,875	1,849	819	-	-	93,543
Other CRE	40,147	63	3,466	-	572	44,248

Total Commercial Real Estate	628,501	28,258	27,424	-	1,774	685,957

Construction	62,355	-	150	-	11,217	73,722

Commercial Working Capital	128,229	6,287	1,444	-	-	135,960
Commercial Other	253,576	6,504	4,991	-	-	265,071

Total Commercial	381,805	12,791	6,435	-	-	401,031

Home Equity and Home Improvement	-	-	1,647	106	110,529	112,282
Consumer Finance	-	-	125	-	15,326	15,451

Total Loans	$1,280,508	$43,804	$46,937	$478	$280,240	$1,651,967

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

	Contractual Amount Receivable	Impairment Discount	Recorded Loan Receivable
	(In Thousands)
Balance at January 1, 2013	$855	$343	$512
Principal payments received	(108)	-	(108)
Loans charged off	(41)	(41)	-
Additional provision for loan loss	(203)	-	(203)
Loan accretion recorded	-	(29)	29
Balance at December 31, 2013	503	273	230
Principal payments received	(90)	-	(90)
Loans charged off	-	-	-
Additional provision for loan loss	-	-	-
Loan accretion recorded	-	(46)	46
Balance at December 31, 2014	413	227	186
Principal payments received	(51)	-	(51)
Loans charged off	-	-	-
Additional provision for loan loss	-	-	-
Loan accretion recorded	-	(34)	34
Balance at December 31, 2015	$362	$193	$169

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31
	2015	2014
	(In Thousands)
Beginning balance	$5,888	$3,712
New loans	5,822	9,800
Effect of changes in composition of related parties	(54)	(6)
Repayments	(4,307)	(7,618)
Ending Balance	$7,349	$5,888

8. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31
	2015	2014	2013
	(In Thousands)
Gain from sale of mortgage loans	$4,564	$3,335	$5,716
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,503	3,552	3,564
Amortization of mortgage servicing rights	(1,620)	(1,401)	(2,098)
Mortgage servicing rights valuation adjustments	266	116	1,261
	2,149	2,267	2,727
Net mortgage banking income	$6,713	$5,602	$8,443

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.34 billion at December 31, 2015 and $1.35 billion at December 31, 2014.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Years Ended December 31
	2015	2014	2013
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,923	$10,133	$10,121
Loans sold, servicing retained	1,590	1,191	2,110
Amortization	(1,620)	(1,401)	(2,098)
Carrying value before valuation allowance at end of period	9,893	9,923	10,133

Valuation allowance:
Balance at beginning of period	(911)	(1,027)	(2,288)
Impairment recovery (charges)	266	116	1,261
Balance at end of period	(645)	(911)	(1,027)
Net carrying value of MSRs at end of period	$9,248	$9,012	$9,106
Fair value of MSRs at end of period	$9,802	$9,304	$9,686

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2015. Based on management’s estimate of potential losses from secondary market buyback activity, a liability of $214,000 and $309,000 was accrued at December 31, 2015 and 2014, respectively, and is reflected in other liabilities in the Consolidated Balance Sheets. Expense (credit) recognized related to the accrual was $(95,000), $298,000 and $597,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31
	2015		2014
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(In Thousands)
Fannie Mae	5,104	$484,155	5,215	$503,369
Freddie Mac	9,015	845,564	8,911	828,724
Federal Home Loan Bank	118	12,605	118	12,972
Other	21	1,398	23	1,573
Totals	14,258	$1,343,722	14,267	$1,346,638

Custodial escrow balances maintained in connection with serviced loans were $11.6 million and $10.9 million at December 31, 2015 and 2014, respectively.

Significant assumptions at December 31, 2015 used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 181 and a weighted average discount rate of 10.02%. Significant assumptions at December 31, 2014 used in determining the value of MSRs include a weighted average prepayment rate of 209 PSA and a weighted average discount rate of 10.04%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2015 is presented below. These sensitivities are hypothetical. Changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse	20% Adverse
	Change	Change
	(In Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$281	$547
Declines in fair value from increase in discount rate	321	627

9. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
	2015	2014
	(In Thousands)
Cost:
Land	$7,494	$8,218
Land improvements	1,310	1,310
Buildings	41,556	42,022
Leasehold improvements	971	469
Furniture, fixtures and equipment	29,622	30,646
Construction in process	656	809
	81,609	83,474
Less allowances for depreciation and amortization	(43,443)	(42,978)
	$38,166	$40,496

Depreciation expense was $3.3 million, $3.0 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Lease Agreements

The Company has entered into lease agreements covering six First Insurance Group offices, two banking center locations, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (In Thousands):

2016	$630
2017	400
2018	352
2019	342
2020	280
Thereafter	3,211
Total	$5,215

Rental expenses under operating leases amounted to $601,000, $653,000 and $723,000 in 2015, 2014, and 2013, respectively.

10. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31
	2015	2014
	(In Thousands)
Beginning balance	$61,525	$61,525
Goodwill acquired or adjusted during the year	273	-
Ending balance	$61,798	$61,525

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Value
	(In Thousands)
Balance as of January 1, 2013	$14,302	$(9,564)	$4,738
Amortization of intangible assets	-	(1,241)	(1,241)
Balance as of December 31, 2013	14,302	(10,805)	3,497
Amortization of intangible assets	-	(1,102)	(1,102)
Balance as of December 31, 2014	14,302	(11,907)	2,395
Intangible assets acquired	175	-	175
Amortization of intangible assets	-	(699)	(699)
Balance as of December 31, 2015	$14,477	$(12,606)	$1,871

Estimated amortization expense for each of the next five years and thereafter is as follows (In Thousands):

2016	$535
2017	404
2018	332
2019	225
2020	149
Thereafter	226
Total	$1,871

11. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31
	2015	2014	2013
	(In Thousands)
Checking and money market accounts	$1,186	$1,236	$1,125
Savings accounts	89	90	90
Certificates of deposit	4,066	3,957	4,698
Totals	$5,341	$5,283	$5,913

Accrued interest payable on deposit accounts amounted to $43,000 and $38,000 at December 31, 2015 and 2014, respectively, which was comprised of $25,000 and $18,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2015 and $23,000 and $15,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2014.

A summary of deposit balances is as follows:

	December 31
	2015	2014
	(In Thousands)
Non-interest bearing checking accounts	$420,691	$379,552
Interest bearing checking and money market accounts	767,201	727,729
Savings deposits	219,655	203,673
Retail certificates of deposit less than $250,000	403,902	422,907
Retail certificates of deposit greater than $250,000	24,688	26,952
	$1,836,137	$1,760,813

Scheduled maturities of certificates of deposit at December 31, 2015 are as follows (In Thousands):

2016	$182,843
2017	86,549
2018	64,801
2019	59,381
2020	34,918
Thereafter	98
Total	$428,590

12. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities, certain first mortgage home equity loans, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 300% of the borrowings. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2015 and December 31, 2014 were $692.2 million and $644.1 million, respectively. First Federal could obtain advances of up to approximately $452.0 million from the FHLB at December 31, 2015.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
	(In Thousands)
December 31, 2015
Putable advances	$5,000	March 2018	2.35%
Single maturity fixed rate advances	47,000	December 2017 to March 2022	1.51%
Amortizable mortgage advances	7,902	December 2017 to October 2021	1.78%
	$59,902

December 31, 2014
Putable advances	$12,000	January 2015 to March 2018	2.72%
Amortizable mortgage advances	9,544	December 2015	1.95%
	$21,544

Putable advances are callable at the option of the FHLB on a quarterly basis.

Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (In Thousands):

2016	$1,935
2017	11,932
2018	19,575
2019	5,477
2020	16,206
Thereafter	8,151
Total minimum payments	63,276
Less amounts representing interest	(3,374)
Totals	$59,902

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2015 and 2014, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit. The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2015 and 2014. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

13. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.01% and 1.74% as of December 31, 2015 and 2014 respectively.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.89% and 1.62% as of December 31, 2015 and 2014 respectively.

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

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31
	2015	2014
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14. Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

Total securities sold under agreement to repurchase are summarized as follows:

	Years Ended December 31
	2015	2014
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$57,188	$54,759
Year-end interest rate	0.27%	0.28%
Average daily balance during year	54,632	54,541
Maximum month-end balance during the year	60,272	61,154
Average interest rate during the year	0.28%	0.29%

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2015 and 2014 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2015
Repurchase agreements:
Mortgage-backed securities – residential	$23,998	$-	$-	$-	$23,998
Collateralized mortgage obligations	33,190	-	-	-	33,190
Total borrowings	$57,188	$-	$-	$-	$57,188
Gross amount of recognized liabilities for repurchase agreements					$57,188

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2014
Repurchase agreements:
Mortgage-backed securities – residential	$16,570	$-	$-	$-	$16,570
Collateralized mortgage obligations	38,189	-	-	-	38,189
Total borrowings	$54,759	$-	$-	$-	$54,759
Gross amount of recognized liabilities for repurchase agreements					$54,759

As of December 31, 2015 and 2014, First Federal had the following undrawn lines of credit facilities available for short-term borrowing purposes:

An $11.2 million line of credit with the Federal Reserve Bank Discount Window, at an interest rate of 50 basis points over the fed funds rate. The fed funds rate as of December, 31, 2015 was 0.50%.

A $20 million line of credit with MUFG Union Bank, N.A. The rate on this line of credit is Union Bank’s fed funds rate, which floats daily.

15. Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31
	2015	2014		2013
	(In Thousands)
Legal and other professional fees	$3,359	$3,622		$2,947
Marketing	1,752	1,820		1,563
State franchise taxes	1,783	1,762		2,323
REO expenses and write-downs	1,064	743		1,584
Printing and office supplies	457	466		449
Amortization of intangibles	699	1,102		1,241
Postage	459	594		531
Check charge-offs and fraud losses	207	142		172
Credit and collection expense	334	395		915
Other	5,402	6,611	(1)	5,610
Total other noninterest expense	$15,516	$17,257		$17,335

1)	Includes $786,000 of costs associated with the termination of First Federal’s merger agreement with FCB.

16. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. First Federal employees who retired prior to April 1, 1997 and who completed 20 years of service after age 40 receive full medical coverage at no cost. First Federal employees retiring after April 1, 1997 are provided medical benefits at a cost based on their combined age and years of service at retirement. Surviving spouses are also eligible for continued coverage after the retiree is deceased at a subsidy level that is 10% less than what the retiree is eligible for. First Federal employees retiring before July 1, 1997 receive dental and vision care in addition to medical coverage. First Federal employees who retire after July 1, 1997 are not eligible for dental or vision care.

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

Included in accumulated other comprehensive income at December 31, 2015, 2014 and 2013 are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31
	2015	2014	2013
	(In Thousands)
Unrecognized prior service cost	$53	$65	$78
Unrecognized actuarial losses	593	832	477
Total recognized in Accumulated Other Comprehensive Income	646	897	555
Income tax effect	(226)	(314)	(194)
Net amount recognized in Accumulated Other Comprehensive Income	$420	$583	$361

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2016 is $12,000 ($8,000 net of tax) and $22,000 ($14,000 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2015	2014
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,263	$2,878
Service cost	65	63
Interest cost	130	136
Participant contribution	27	28
Actuarial (gains) / losses	(204)	377
Benefits paid	(166)	(219)
Benefit obligation at end of year	3,115	3,263
Change in fair value of plan assets:
Balance at beginning of year	-	-
Employer contribution	139	191
Participant contribution	27	28
Benefits paid	(166)	(219)
Balance at end of year	-	-
Funded status at end of year	$(3,115)	$(3,263)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31
	2015	2014	2013
	(In Thousands)
Service cost-benefits attributable to service during the period	$65	$63	$82
Interest cost on accumulated postretirement benefit obligation	130	136	118
Net amortization and deferral	47	35	46
Net periodic postretirement benefit cost	242	234	246
Net (gain) / loss during the year	(204)	377	(347)
Impact of prior year acquisition	-	-	60
Amortization of prior service cost and actuarial losses	(47)	(35)	(46)
Total recognized in comprehensive income	(251)	342	(333)
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$(9)	$576	$(87)

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2015	2014	2013
Weighted average discount rates:
Used to determine benefit obligations at December 31	4.25%	4.25%	4.75%
Used to determine net periodic postretirement benefit cost for years ended December 31	4.25%	4.75%	4.00%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.50%	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that rate reaches ultimate trend rate	2019	2019	2019

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)

2016	$164
2017	192
2018	198
2019	213
2020	214
2021 through 2025	1,179

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2015	2014	2015	2014
	(In Thousands)
Effect on total of service and interest cost	$27	$26	$(22)	$(22)
Effect on postretirement benefit obligation	376	417	(320)	(352)

The Company expects to contribute $164,000 before reflecting expected Medicare retiree drug subsidy payments in 2016.

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

In July 2013, Federal Reserve and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both quantity and quality of capital held by the Company and the Bank. The rules include a new minimum common equity Tier 1 capital to risk-weighted assets ratio (“CET1”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

The following schedule presents First Defiance consolidated and First Federal’s regulatory capital ratios as of December 31, 2015 and 2014 (Dollars in Thousands):

December 31, 2015
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$218,297	10.71%	$91,710	4.5%	N/A	N/A
First Federal	$236,625	11.61%	$91,678	4.5%	$132,424	6.5%

Tier 1 Capital (1)
Consolidated	$253,297	11.46%	$88,424	4.0%	N/A	N/A
First Federal	$236,625	10.72%	$88,267	4.0%	$110,334	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$253,297	12.43%	$122,280	6.0%	N/A	N/A
First Federal	$236,625	11.61%	$122,237	6.0%	$162,983	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$278,679	13.67%	$163,040	8.0%	N/A	N/A
First Federal	$262,007	12.86%	$162,983	8.0%	$203,729	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.21 billion for consolidated and the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.04 billion for consolidated and the Bank.

December 31, 2014
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$250,847	11.89%	$84,397	4.0%	N/A	N/A
First Federal	$238,221	11.31%	$84,278	4.0%	$105,347	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$250,847	13.89%	$72,213	4.0%	N/A	N/A
First Federal	$238,221	13.21%	$72,136	4.0%	$108,204	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$273,441	15.15%	$144,426	8.0%	N/A	N/A
First Federal	$260,791	14.46%	$144,272	8.0%	$180,340	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.11 billion for consolidated and the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.81 billion and $1.80 billion for consolidated and the Bank, respectively.

Management believes that, as of December, 31, 2015, First Federal was “well capitalized” based on the ratios presented above. There are no conditions or events since the most recent notification from any of the regulatory agencies regarding those capital standards that management believes have changed any of the well capitalized categorizations of First Federal.

First Federal is subject to the regulatory capital requirements administered by the OCC and FDIC. Regulatory authorities can initiate certain mandatory actions if First Federal fails to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2015, that First Federal meets all capital adequacy requirements to which they are subject.

First Defiance is a unitary thrift holding company and is regulated by the Federal Reserve. First Defiance did not have prompt corrective action capital requirements as of December 31, 2015.

Dividend Restrictions - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $29.0 million in dividends to First Defiance in 2015 and $21.0 million in 2014. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for 2014 and 2015 plus 2016 net profits. Because First Federal already paid out its 2014 and 2015 net profits in dividends to First Defiance, during 2016, First Federal can only declare dividends from its 2016 net profits. First Insurance paid $900 thousand in dividends to First Defiance in 2015 and $1.2 million in dividends in 2014. First Defiance Risk Management paid $1.0 million in dividends to First Defiance in 2015 and none in 2014.

18. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31
	2015	2014	2013
	(In Thousands)
Current:
Federal	$11,299	$9,198	$7,751
State and local	146	144	9
Deferred	(35)	(179)	1,518
	$11,410	$9,163	$9,278

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Years Ended December 31
	2015	2014	2013
	(In Thousands)
Tax expense at statutory rate (35%)	$13,240	$11,709	$11,030
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	95	94	4
Tax exempt interest income, net of TEFRA	(1,219)	(1,152)	(1,043)
Bank owned life insurance	(255)	(816)	(449)
Captive insurance	(415)	(390)	(415)
Other	(36)	(282)	151
Totals	$11,410	$9,163	$9,278

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2015	2014
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$8,884	$8,743
Postretirement benefit costs	1,316	1,149
Deferred compensation	1,621	1,629
Impaired loans	261	524
Accrued vacation	644	623
Allowance for real estate held for sale losses	269	333
Deferred loan origination fees and costs	388	311
Accrued bonus	675	509
Other	794	972
Total deferred federal income tax assets	14,852	14,793

Deferred federal income tax liabilities:
FHLB stock dividends	2,279	2,299
Goodwill	5,527	5,019
Mortgage servicing rights	3,237	3,181
Fixed assets	1,268	1,714
Other intangible assets	422	270
Loan mark to market	165	315
Net unrealized gains on available-for-sale securities	2,176	2,528
Prepaid expenses	655	622
Other	-	21
Total deferred federal income tax liabilities	15,729	15,969
Net deferred federal income tax liability	$(877)	$(1,176)

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period and the ability to carryback any losses. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2015.

Retained earnings at December 31, 2015 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2015 was approximately $3.85 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (In Thousands):

Balance at January 1, 2013	$65
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	(65)
Settlements	-
Balance at December 31, 2013	$-

In 2014 and 2015, there were no unrecognized tax benefits.

The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax effect, for the year ended December 31, 2015 and 2014 was zero, and the amount accrued for interest and penalties (net of the related federal tax effect) at December 31, 2015 and 2014 was zero.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax effect, for the year ended December 31, 2013 was a net reversal of $26,000, and the amount accrued for interest and penalties (net of the related federal tax effect) at December 31, 2013 was zero.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2011. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

19. Employee Benefit Plans

401(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (the “First Defiance 401(k)”) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $892,000, $919,000 and $868,000 for the years ended December 31, 2015, 2014 and 2013, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was $78,000, $167,000 and ($35,000) of expense recorded for the years ended December 31, 2015, 2014 and 2013, respectively, with a liability of $970,000, $892,000 and $724,000 for future benefits recorded at December 31, 2015, 2014 and 2013, respectively. The discount rate remained at 4.25% as of December 31, 2015.

20. Stock Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaced all plans existing at the time of its approval. All awards outstanding under prior plans remain in effect in accordance with their respective terms. Any new awards are made under the 2010 Equity Plan. The 2010 Equity Plan allows for issuance of up to 350,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of December 31, 2015, 86,220 options have been granted pursuant to the 2010 Equity Plan and previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In March 2013, the Company approved a 2013 Short-Term Equity Incentive plan (a “STIP”) and a 2013 Long-Term Equity Incentive Plan (a “LTIP”) for selected members of management. Under the 2013 STIP the participants could earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of awards earned under the 2013 STIP was paid out in cash in the first quarter of 2014.

Under the 2013 LTIP the participants may earn up to 25% to 45% of their salary, depending upon their position, for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 86,065 RSUs to the participants in the 2013 LTIP effective January 1, 2013, which represents the maximum target award. The amount of benefit under the 2013 LTIP will be determined individually at the 12 month period ending December 31, 2013, the 24 month period ending December 31, 2014 and the 36 month period ending December 31, 2015. The awards’ vesting will be as follows: 16.7% of the target award after the end of the performance period ending December 31, 2013; 27.8% of the target award at the end of the performance period ending December 31, 2014; and 55.5% of the target award at the end of the performance period ending December 31, 2015. The RSUs shall vest between 0% and 100% of the applicable portion of the target award based on the portion of the performance targets that are achieved. RSUs settle in common shares in the first quarter following the close of the applicable performance period. The participants are required to be employed on the day of payout in order to receive the payment. A total of 6,425 RSU’s were issued to the participants in the second quarter of 2014 for the year one performance period ended December 31, 2013 and a total of 5,621 RSU’s were issued to the participants in the first quarter of 2015 for the year two performance period ended December 31, 2014. The remaining awards for the third and final performance period ending December 31, 2015 will be distributed during the first quarter of 2016.

In March 2014, the Company approved a 2014 STIP and a 2014 LTIP for selected members of management.

Under the 2014 STIP, the participants could earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2014 STIP were determined as of December 31, 2014 and was paid out in cash in the first quarter of 2015. The participants were required to be employed on the day of payout in order to receive such payment.

Under the 2014 LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 30,538 RSU’s to the participants in the 2014 LTIP effective January 1, 2014, which represents the maximum target award. The amount of benefit under the 2014 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2016. The awards will vest 100% of the target award at the end of the performance period ending December 31, 2016. The benefits earned under the 2014 LTIP will be paid out in common shares in the first quarter of 2017. The participants are required to be employed on the day of payout in order to receive such payment.

In 2015, the Company approved a 2015 STIP and a 2015 LTIP for selected members of management.

Under the 2015 STIP, the participants could earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2015 STIP was determined as of December 31, 2015 and will be paid out in cash in the first quarter of 2016. The participants are required to be employed on the day of payout in order to receive such payment.

Under the 2015 LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 24,757 RSU’s to the participants in the 2015 LTIP effective January 1, 2015, which represents the maximum target award. The amount of benefit under the 2015 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2017. The awards will vest at the end of the performance period ending December 31, 2017. The benefits earned under the 2015 LTIP will be paid out in common shares in the first quarter of 2018. The participants are required to be employed on the day of payout in order to receive such payment.

In 2015, the Company also granted 5,160 restricted shares to directors and employees. 2,160 shares were issued to directors and have a one-year vesting period. 3,000 shares were issued to employees with a 3 year vesting period.

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

The fair value of stock options granted during the year ended December 31, 2015 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Twelve Months ended
December 31, 2015
Expected average risk-free rate	2.04%
Expected average life	10.00 years
Expected volatility	42.00%
Expected dividend yield	2.10%

Following is activity under the plans during 2015:

Stock options:	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2015	173,720	$20.80
Forfeited or cancelled	(5,100)	25.36
Exercised	(88,650)	21.91
Granted	6,250	32.94
Options outstanding, December 31, 2015	86,220	$20.27	3.41	$1,510
Vested or expected to vest at December 31, 2015	86,220	$20.27	3.41	$1,510
Exercisable at December 31, 2015	71,570	$18.37	2.36	$1,389

Information related to the stock option plans follows:

	Year Ended December 31
	2015	2014	2013
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$1,069	$542	$310
Cash received from option exercises	1,469	963	350
Tax benefit realized from option exercises	160	103	54
Weighted average fair value of options granted	$13.13	$10.79	-

As of December 31, 2015, there was $137,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 3.6 years.

At December 31, 2015, 74,545 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievement of established targets. Total expense of $1.1 million, $541,000 and $1.0 million was recorded during the years ended December 31, 2015, 2014 and 2013, respectively, and approximately $556,000 and $739,000 is included within other liabilities at December 31, 2015 and 2014, respectively, related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2015	91,812	$21.00	5,767	$25.97
Granted	24,757	32.30	18,006	22.75
Vested	(12,846)	17.20	(12,846)	17.20
Forfeited	(29,178)	19.48	-	-
Unvested at December 31, 2015	74,545	$25.86	10,927	$30.98

The maximum amount of compensation expense that may be earned for the 2015 STIP and the 2013, 2014 and 2015 LTIPs at December 31, 2015 is approximately $2.7 million in the aggregate. However, the estimated expense expected to be earned as of December 31, 2015 based on the performance measures in the plans, is $1.9 million of which $571,000 was unrecognized at December 31, 2015 and will be recognized over the remaining performance period.

As of December 31, 2015 and 2014, 186,079 and 193,067 shares, respectively, were available for grant under the 2010 Equity Plan. Options forfeited or cancelled under all plans except the 2010 Equity Plan are no longer available for grant to other participants.

21. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

	December 31
Statements of Financial Condition	2015	2014
	(In Thousands)
Assets
Cash and cash equivalents	$12,919	$9,067
Investment in banking subsidiary	287,436	291,485
Investment in non-bank subsidiaries	15,109	14,424
Other assets	1,191	1,174
Total assets	$316,655	$316,150

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	375	562
Stockholders’ equity	280,197	279,505
Total liabilities and stockholders’ equity	$316,655	$316,150

	Years Ended December 31
Statements of Income	2015	2014	2013
	(In Thousands)

Dividends from subsidiaries	$30,900	$22,200	$4,500
Interest on investments	1	-	18
Interest expense	(613)	(587)	(601)
Other income	1	2	1
Noninterest expense	(588)	(861)	(853)
Income before income taxes and equity in earnings of subsidiaries	29,701	20,754	3,065
Income tax credit	(397)	(485)	(415)
Income before equity in earnings of subsidiaries	30,098	21,239	3,480
(Distributions in excess of) undistributed equity in earnings of subsidiaries	(3,675)	3,053	18,755
Net income	$26,423	$24,292	$22,235
Comprehensive income	$25,931	$27,861	$18,506

	Years Ended December 31
Statements of Cash Flows	2015	2014	2013
	(In Thousands)
Operating activities:
Net income	$26,423	$24,292	$22,235
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	3,675	(3,053)	(18,755)
Change in other assets and liabilities	(205)	59	176
Net cash provided by (used in) operating activities	29,893	21,298	3,656

Investing activities:
Sale of available-for-sale securities	-	-	1,002
Net cash provided by investing activities	-	-	1,002

Financing activities:

Repurchase of common stock	(8,436)	(15,519)	(1,821)
Cash dividends paid	(7,159)	(5,937)	(3,907)
Stock Options Exercised	1,469	921	350
Treasury stock sales	64	76	64
Purchase stock warrants	(11,979)	-	-
Net cash used in financing activities	(26,041)	(20,459)	(5,314)
Net increase (decrease) in cash and cash equivalents	3,852	839	(656)
Cash and cash equivalents at beginning of year	9,067	8,228	8,884

Cash and cash equivalents at end of year	$12,919	$9,067	$8,228

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$2,994	$-	$2,994
Mortgage-backed - residential	-	64,654	-	64,654
REMICs	-	1,620	-	1,620
Collateralized mortgage obligations	-	71,799	-	71,799
Preferred stock	1	-	-	1
Corporate bonds	-	4,977	-	4,977
Obligations of state and political subdivisions	-	90,390		90,390
Mortgage banking derivative - asset	-	558	-	558

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$980	$-	$980
Mortgage-backed - residential	-	59,856	-	59,856
Collateralized mortgage obligations	-	1,839	-	1,839
Trust preferred stock	-	81,121	-	81,121
Preferred stock	1	-	-	1
Corporate bonds	1,989	5,003	-	6,992
Obligations of state and political subdivisions	-	88,532		88,532
Mortgage banking derivative - asset	-	351	-	351
Mortgage banking derivative - liability	-	24	-	24

There was one corporate bond security that had recent documented trade activity resulting in that security being transferred from Level 2 to Level 1 during the period ended December 31, 2014. This security was then transferred back to Level 2 during the period ended December 31, 2015 due to no recent documented trades on this security.

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In Thousands)
	2015	2014
Beginning balance	$-	$582
Total gains or losses (realized/unrealized)
Included in earnings (realized)	-	(329)
Included in other comprehensive income (presented gross of taxes)	-	993
Amortization	-	-
Sales	-	(1,246)
Transfers in and/or out of Level 3	-	-
Ending balance	$-	$-

	Changes in Unrealized Gains/Losses Recorded in Earnings For the Year Relating to Level 3 Assets Still Held at Reporting Date for the Year Ended December 31 (In Thousands)

	Trust Preferred Stock
	2015	2014	2013
Interest income on securities	$-	$24	$83

Other changes in fair value	-	(24)	(420)

Total	$-	$-	$(337)

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$398	$398
Multi Family Residential	-	-	91	91
Commercial Real Estate	-	-	4,575	4,575
Commercial			-	-
Home Equity and Improvement	-	-	82	82
Total impaired loans	-	-	5,146	5,146

Mortgage servicing rights	-	872	-	872
Real estate held for sale
Residential	-	-	-	-
CRE	-	-	280	280
Total Real Estate held for sale	-	-	280	280

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$419	$419
Multi Family Residential	-	-	269	269
Commercial Real Estate	-	-	6,665	6,665
Commercial			340	340
Home Equity and Improvement	-	-	98	98
Total impaired loans	-	-	7,791	7,791

Mortgage servicing rights	-	1,034	-	1,034
Real estate held for sale
Residential	-	-	-	-
CRE	-	-	739	739
Total Real Estate held for sale	-	-	739	739

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$5,146	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – Applies to all classes	$280	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	30%	30%

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$7,791	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – CRE	$739	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20-40%	28%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $5.1 million, with an $8,000 valuation allowance and a fair value of $7.8 million with a valuation allowance of $19,000 at December 31, 2015 and 2014, respectively. A provision recovery of $580,000 and a provision expense of $3.0 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to these impaired loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $872,000 with a valuation allowance of $645,000 and a fair value of $1.0 million with a valuation allowance of $911,000 at December 31, 2015 and 2014, respectively. A recovery of $266,000, $116,000 and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $297,000, $251,000 and $740,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2015 and December 31, 2014. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The fair value of accrued interest receivable is equal to the carrying amounts resulting in a Level 2 or Level 3 classification, which is consistent with its underlying asset.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2015.

		Fair Value Measurements at December 31, 2015 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,769	$79,769	$79,769	$-	$-
Investment securities	236,678	236,680	1	236,679	-
Federal Home Loan Bank Stock	13,801	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,782,358	1,784,998	-	5,899	1,779,099
Accrued interest receivable	6,171	6,171	7	846	5,318

Financial Liabilities:
Deposits	$1,836,137	$1,840,464	$420,691	$1,419,773	$-
Advances from Federal Home Loan Bank	59,902	59,653	-	59,653	-
Securities sold under repurchase agreements	57,188	57,188	-	57,188	-
Subordinated debentures	36,083	35,305	-	-	35,305

		Fair Value Measurements at December 31, 2014 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$112,936	$112,936	$112,936	$-	$-
Investment securities	239,634	239,629	1,990	237,639	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,626,555	1,632,507	-	4,741	1,627,766
Accrued interest receivable	6,037	6,037	3	846	5,188

Financial Liabilities:
Deposits	$1,760,813	$1,762,733	$379,552	$1,383,181	$-
Advances from Federal Home Loan Bank	21,544	21,772	-	21,772	-
Securities sold under repurchase agreements	54,759	54,759	-	54,759	-
Subordinated debentures	36,083	35,307	-	-	35,307

23. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $14.9 million and $7.4 million of interest rate lock commitments at December 31, 2015 and 2014, respectively. There were $19.9 million and $11.6 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2015 and 2014, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2015			December 31, 2014
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$558	$-	$558	$351	$24	$327

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2015	2014	2013
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$231	$27	$(526)

The above amounts are included in mortgage banking income with gain on sale of mortgage loans. During 2014 and 2013, management determined that a group of loans, previously classified as held for sale, were no longer sellable and were transferred back into the portfolio. As a result, a $5,000 and $34,000 loss related to a fair value adjustment on those loans was recorded in 2014 and 2013, respectively. No such adjustments were made in 2015.

24. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2015
Interest income	$19,757	$20,037	$20,266	$20,776
Interest expense	1,567	1,672	1,733	1,809
Net interest income	18,190	18,365	18,533	18,967
Provision for loan losses	120	-	(27)	43
Net interest income after provision for loan losses	18,070	18,365	18,560	18,924
Gain on sale, call or write-down of securities	-	-	-	22
Noninterest income	8,281	7,809	7,982	7,709
Noninterest expense	16,897	16,796	16,848	17,348
Income before income taxes	9,454	9,378	9,694	9,307
Income taxes	2,853	2,815	2,998	2,744
Net income	$6,601	$6,563	$6,696	$6,563

Earnings per common share:
Basic	$0.71	$0.71	$0.72	$0.72
Diluted	$0.69	$0.70	$0.72	$0.71
Average shares outstanding:
Basic	9,234	9,268	9,238	9,146
Diluted	9,611	9,349	9,322	9,235

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2014
Interest income	$18,474	$18,774	$19,286	$19,714
Interest expense	1,678	1,645	1,623	1,613
Net interest income	16,796	17,129	17,663	18,101
Provision for loan losses	103	446	406	162
Net interest income after provision for loan losses	16,693	16,683	17,257	17,939
Gain on sale, call or write-down of securities	-	471	460	1
Noninterest income	7,326	7,146	8,896	7,341
Noninterest expense	16,661	16,357	16,771	16,969
Income before income taxes	7,358	7,943	9,842	8,312
Income taxes	2,179	2,254	2,773	1,957
Net income	$5,179	$5,689	$7,069	$6,355

Earnings per common share:
Basic	$0.53	$0.59	$0.75	$0.68
Diluted	$0.51	$0.57	$0.71	$0.65
Average shares outstanding:
Basic	9,681	9,607	9,445	9,316
Diluted	10,108	10,066	9,903	9,801

25. Other Comprehensive Income (Loss)

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

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2015:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$(985)	$(345)	$(640)
Reclassification adjustment for net gains included in net income	(22)	(7)	(15)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	204	72	132
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	47	16	31
Total other comprehensive income	$(756)	$(264)	$(492)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$6,763	$2,320	$4,443
Reclassification adjustment for net losses included in net income	(932)	(280)	(652)
Defined benefit postretirement medical plan:
Net loss on defined benefit postretirement medical plan realized during the period	(377)	(132)	(245)
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	35	12	23
Total other comprehensive loss	$5,610	$2,041	$3,569

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2015	$4,697	$(583)	$4,114
Other comprehensive income before reclassifications	(640)	132	(508)
Amounts reclassified from accumulated other comprehensive loss	(15)	31	16

Net other comprehensive income during period	(655)	163	(492)

Balance December 31, 2015	$4,042	$(420)	$3,622

Balance January 1, 2014	$906	$(361)	$545
Other comprehensive loss before reclassifications	4,443	(245)	4,198
Amounts reclassified from accumulated other comprehensive income	(652)	23	(629)

Net other comprehensive loss during period	3,791	(222)	3,569

Balance December 31, 2014	$4,697	$(583)	$4,114

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2015, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors, nominees for directorship and executive officers is incorporated herein by reference from the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “EXECUTIVE OFFICERS” in the definitive proxy statement to be filed on or about March 10, 2016 for the annual meeting of First Defiance shareholders to be held on April 19, 2016 (the “Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Act of 1943 and our Audit Committee required by this item is incorporated herein by reference from the sections respectively captioned, “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

First Defiance has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements, and is available on its Internet site at www.fdef.com under Governance Documents.

Item 11.  Executive Compensation

Information regarding director compensation is set forth under the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – Election of Directors” of the Proxy Statement, and is incorporated herein by reference. Executive compensation information has been provided under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement, and is incorporated herein by reference.

The Compensation Committee Report and information related to compensation committee interlocks and insider participation have been respectively set forth under the section captioned “Compensation Committee Interlocks and Insider Participation” following the heading “PROPOSAL 1 – Election of Directors” and under the section immediately following the heading “COMPENSATION COMMITTEE REPORT” in the Proxy Statement, and are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management and information relating thereto is set forth in the section under the heading “Beneficial Ownership” in the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to the shares of First Defiance common stock that may be issued under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	86,220	$20.27	186,079

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, including related transactions and director independence, is set forth in the section following the heading “RELATED PERSON TRANSACTIONS” and the section captioned “Composition of the Board” following the heading “PROPOSAL 1 – Election of Directors” in the Proxy Statement, and are both incorporated by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is set forth under the section captioned “Audit Fees” following the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	The following documents are filed as Item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)
(B)	Consolidated Statements of Financial Condition as of December 31, 2015 and 2014
(C)	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
(G)	Notes to Consolidated Financial Statements

(2)	Separate financial statement schedules are not being filed because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed with this Form 10-K are listed as Exhibits 10.1 through 10.23.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

February 29, 2016	By:	/s/ Kevin T. Thompson
Kevin T. Thompson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2016.

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

Exhibit
Number	Description
3.1	Articles of Incorporation	(1)
3.2	Code of Regulations	(1)
3.3	Amendment to Articles of Incorporation	(7)
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(27)
4.2	Form of Warrant for Purchase of Shares of Common Stock	(11)
10.1	Form of Incentive Stock Option Award Agreement under 2001 Stock Option and Incentive Plan	(2)
10.2	2001 Stock Option and Incentive Plan	(4)
10.3	Employment Agreement with Gregory R. Allen	(5)
10.4	2005 Stock Option and Incentive Plan	(6)
10.5	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(8)
10.6	2008 Long Term Incentive Compensation Plan (LTIP)	(9)
10.7	Form of Contingent Award Agreement under LTIP	(10)
10.8	Form of Stock Option Award Agreement under 2005 Stock Option and Incentive Plan	(3)
10.9	First Federal Executive Group Life Plan – Post Separation	(13)
10.10	2010 Equity Incentive Plan	(14)
10.11	First Defiance Deferred Compensation Plan	(22)
10.12	Form of Restricted Stock Award Agreement (with TARP Limitations)	(15)
10.13	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement	(16)
10.14	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement	(17)
10.15	First Amendment to First Defiance Financial Corp. 2010 Equity Incentive Plan	(18)
10.16	First Defiance Financial Corp. and Affiliates Incentive Compensation Plan	(19)
10.17	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive – TARP Applicable)	(20)
10.18	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive)	(21)
10.19	Employment Agreement with Donald P. Hileman	(23)
10.20	Employment Agreement with Kevin T. Thompson	(24)
10.21	Form of Restricted Stock Award Agreement	(25)
10.22	Consulting Agreement with William J. Small	(26)
10.23	Change of Control and Non-Solicitation Agreement with John R. Reisner	(12)
21	List of Subsidiaries of the Company	(12)
23.1	Consent of Crowe Horwath LLP	(12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(12)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(12)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheet, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Changes in Equity, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text and in detail.	(12)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 10.2 in Registrant’s 2004 Form 10-K (Film No. 05685500)
(3)	Incorporated herein by reference to exhibit 10.16 in Registrant’s 2008 Form 10-K (Film No. 09683948)
(4)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement (Film No. 1577137)
(5)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(6)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement (Film No. 05692264)
(7)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(8)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(9)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(10)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(11)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(12)	Included herein
(13)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 2, 2010 (Film No. 101158262)
(14)	Incorporated herein by reference to Annex A to 2010 Proxy Statement (Film No. 10693151)
(15)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 4, 2011 (Film No. 11664601)
(16)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(17)	Incorporated herein by reference to exhibit 10.2 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(18)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(19)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(20)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(21)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed March 15, 2012 (Film No. 12694926)

(22)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 23, 2005 (Film No. 051284175)
(23)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(24)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(25)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(26)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(27)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2014 Form 10-K (Film No. 15655545)

- 135 -