Form 10-Q
period 2016-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2016-05-06
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,962,735 shares outstanding at April 29, 2016.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – March 31, 2016 and December 31, 2015	2

	Consolidated Condensed Statements of Income - Three months ended March 31, 2016 and 2015	4

	Consolidated Condensed Statements of Comprehensive Income – Three months ended March 31, 2016 and 2015	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Three months ended March 31, 2016 and 2015	6

	Consolidated Condensed Statements of Cash Flows - Three months ended March 31, 2016 and 2015	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	66

Item 4.	Controls and Procedures	67

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

	Signatures	71

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$40,785	$38,769
Federal funds sold	83,000	41,000
	123,785	79,769
Securities:
Available-for-sale, carried at fair value	227,833	236,435
Held-to-maturity, carried at amortized cost (fair value $238 and $245 at March 31, 2016 and December 31, 2015, respectively)	235	243
	228,068	236,678
Loans held for sale	8,323	5,523
Loans receivable, net of allowance of $25,668 at March 31, 2016 and $25,382 at December 31, 2015, respectively	1,799,318	1,776,835
Accrued interest receivable	6,901	6,171
Federal Home Loan Bank stock	13,800	13,801
Bank owned life insurance	52,139	51,908
Premises and equipment	37,909	38,166
Real estate and other assets held for sale	1,111	1,321
Goodwill	61,798	61,798
Core deposit and other intangibles	1,714	1,871
Mortgage servicing rights	9,213	9,248
Other assets	14,852	14,587
Total assets	$2,358,931	$2,297,676

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2016	December 31, 2015

Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,871,157	$1,836,137
Advances from the Federal Home Loan Bank	84,664	59,902
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	57,985	57,188
Advance payments by borrowers	1,778	2,674
Deferred taxes	1,603	877
Other liabilities	25,290	24,618
Total liabilities	2,078,560	2,017,479

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	-	-
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,721,059 and 12,721,959 shares issued and 8,960,621 and 9,102,831 shares outstanding, respectively	127	127
Common stock warrant	-	-
Additional paid-in capital	125,694	125,734
Accumulated other comprehensive income, net of tax of $2,412 and $1,950, respectively	4,479	3,622
Retained earnings	224,841	219,737
Treasury stock, at cost, 3,760,438 and 3,619,128 shares respectively	(74,770)	(69,023)
Total stockholders’ equity	280,371	280,197

Total liabilities and stockholders’ equity	$2,358,931	$2,297,676

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015
Interest Income
Loans	$19,312	$17,887
Investment securities:
Taxable	843	913
Non-taxable	787	779
Interest-bearing deposits	49	39
FHLB stock dividends	139	139
Total interest income	21,130	19,757
Interest Expense
Deposits	1,433	1,272
FHLB advances and other	297	110
Subordinated debentures	175	147
Securities sold under repurchase agreements	37	38
Total interest expense	1,942	1,567
Net interest income	19,188	18,190
Provision for loan losses	364	120
Net interest income after provision for loan losses	18,824	18,070
Non-interest Income
Service fees and other charges	2,644	2,529
Insurance commission income	3,136	3,139
Mortgage banking income	1,539	1,775
Gain on sale of non-mortgage loans	45	36
Gain on sale of securities	131	-
Trust income	427	357
Income from Bank Owned Life Insurance	231	208
Other non-interest income	483	237
Total non-interest income	8,636	8,281
Non-interest Expense
Compensation and benefits	10,185	8,922
Occupancy	1,785	1,764
FDIC insurance premium	327	351
Financial institutions tax	446	481
Data processing	1,460	1,523
Amortization of intangibles	157	217
Other non-interest expense	2,914	3,639
Total non-interest expense	17,274	16,897
Income before income taxes	10,186	9,454
Federal income taxes	3,116	2,853
Net Income	$7,070	$6,601

Earnings per common share (Note 6)
Basic	$0.79	$0.71
Diluted	$0.78	$0.69
Dividends declared per share (Note 5)	$0.22	$0.175
Average common shares outstanding (Note 6)
Basic	8,994	9,234
Diluted	9,064	9,611

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$7,070	$6,601

Other comprehensive income:
Unrealized gains on securities available for sale	1,450	1,502
Reclassification adjustments for security (gains) losses included in net income(1)	(131)	-
Income tax expense	(462)	(527)
Other comprehensive income	857	975

Comprehensive income	$7,927	$7,576

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended March 31, 2016 and 2015 was $46 and $0, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2016	$-	$127	$-	$125,734	$3,622	$219,737	$(69,023)	$280,197
Net income						7,070		7,070
Other comprehensive income					857			857
Stock option expense				119				119
16,770 shares issued under stock option plan, with $75 income tax benefit, net of 900 repurchased and retired				(39)			353	314
Restricted share activity under stock incentive Plans, including 9,033 shares issued				(124)			188	64
233 shares issued direct purchases				4			5	9
167,746 shares repurchased							(6,293)	(6,293)
Common stock dividends declared						(1,966)		(1,966)
Balance at March 31, 2016	$-	$127	$-	$125,694	$4,479	$224,841	$(74,770)	$280,371

Balance at January 1, 2015	$-	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505
Net income						6,601		6,601
Other comprehensive income					975			975
Stock option expense				21				21
Warrant repurchase			(878)	(11,101)				(11,979)
38,575 shares issued under stock option plan, with $91 income tax benefit, net of 9,925 repurchased and retired				177		(287)	833	723
Restricted share activity under stock incentive Plans, including 12,846 shares issued				(100)			231	131
542 shares issued direct purchases				8			10	18
37,857 shares repurchased							(1,264)	(1,264)
Common stock dividends declared						(1,614)		(1,614)
Balance at March 31, 2015	$-	$127	$-	$125,271	$5,089	$205,300	$(62,670)	$273,117

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income	$7,070	$6,601
Items not requiring (providing) cash
Provision for loan losses	364	120
Depreciation	818	765
Amortization of mortgage servicing rights, net of impairment recoveries	332	385
Amortization of core deposit and other intangible assets	157	217
Net amortization of premiums and discounts on loans and deposits	88	232
Amortization of premiums and discounts on securities	193	176
Change in deferred taxes	264	(195)
Proceeds from the sale of loans held for sale	40,341	42,628
Originations of loans held for sale	(42,444)	(46,672)
Gain from sale of loans	(1,039)	(1,321)
Loss from write-down of property and equipment	-	426
Gain from sale or call of securities	(131)	-
(Gain) loss on sale / write-down of real estate and other assets held for sale	(265)	79
Stock option expense	119	21
Restricted stock expense	64	131
Income from bank owned life insurance	(231)	(208)
Changes in:
Accrued interest receivable	(730)	(930)
Other assets	(793)	(2,002)
Other liabilities	672	2,390
Net cash provided by operating activities	4,849	2,843

Investing Activities
Proceeds from maturities of held-to-maturity securities	8	14
Proceeds from maturities, calls and pay-downs of available-for-sale securities	7,903	6,395
Proceeds from sale of real estate and other assets held for sale	884	572
Proceeds from the sale of available-for-sale securities	5,360	-
Proceeds from sale of non-mortgage loans	2,828	501
Purchases of available-for-sale securities	(2,875)	(14,187)
Proceeds from Federal Home Loan stock redemption	1	-
Purchases of premises and equipment, net	(562)	(829)
Net increase in loans receivable	(26,127)	(38,693)
Net cash provided by investing activities	(12,580)	(46,227)

Financing Activities
Net increase in deposits and advance payments by borrowers	34,124	10,770
Repayment of Federal Home Loan Bank advances	(238)	(7,246)
Proceeds from Federal Home Loan Bank advances	25,000	17,000
Increase in securities sold under repurchase agreements	797	5,512
Repayment of warrants	-	(11,979)
Proceeds from exercise of stock options	314	723
Proceeds from treasury stock sales	9	18
Net cash paid for repurchase of common stock	(6,293)	(1,264)
Cash dividends paid on common stock	(1,966)	(1,614)
Net cash provided by financing activities	51,747	11,920
Increase (decrease) in cash and cash equivalents	44,016	(31,464)
Cash and cash equivalents at beginning of period	79,769	112,936
Cash and cash equivalents at end of period	$123,785	$81,472

Supplemental cash flow information:
Interest paid	$1,889	$1,577
Income taxes paid	$300	$-
Transfers from loans to real estate and other assets held for sale	$409	$680
Securities purchased but not yet settled	$529	$-

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2016 and 2015

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

The consolidated condensed statement of financial condition at December 31, 2015 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2015 Annual Report on Form 10-K for the year ended December 31, 2015. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and stock grants.

Newly Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company did not early adopt and is currently assessing the impact of ASU 2016-09 on its Consolidated Financial Statements and disclosures.

In February 2016, FASB issued ASU 2016-02 (Topic 842): Leases. The main objective of ASU 2016-02 is to provide users with useful, transparent, and complete information about leasing transactions. ASU 2016-02 requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations. Under the updated guidance, lessees will be required to recognize a right-to-use asset and a liability to make a lease payment and disclose key information about leasing arrangements. ASU 2016-02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of ASU 2016-02 on its Consolidated Financial Statements and disclosures.

In January 2016, FASB issued ASU 2016-01: Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following:   1)  Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)  Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3)  Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4)  Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2016-01 on its Consolidated Financial Statements and disclosures.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$1,009	$-	$1,009
Mortgage-backed - residential	-	59,721	-	59,721
REMICs	-	1,579	-	1,579
Collateralized mortgage obligations- residential	-	69,528	-	69,528
Preferred stock	1	-	-	1
Corporate bonds		4,988	-	4,988
Obligations of state and political subdivisions	-	91,007	-	91,007
Mortgage banking derivative - asset	-	856	-	856
Mortgage banking derivative - liability	-	78	-	78

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$2,994	$-	$2,994
Mortgage-backed - residential	-	64,654	-	64,654
REMICs	-	1,620	-	1,620
Collateralized mortgage obligations-residential	-	71,799	-	71,799
Preferred stock	1	-	-	1
Corporate bonds	-	4,977	-	4,977
Obligations of state and political subdivisions	-	90,390		90,390
Mortgage banking derivative - asset	-	558	-	558

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$258	$258
Multi Family Residential	-	-	83	83
Commercial Real Estate	-	-	4,650	4,650
Commercial loans	-	-	39	39
Home Equity and Improvement	-	-	81	81
Total Impaired loans	-	-	5,111	5,111
Mortgage servicing rights	-	3,547		3,547

Real estate held for sale	-
Residential	-	-	-	-
Commercial Real Estate	-	-	130	130
Total real estate held for sale	-	-	130	130

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$398	$398
Multi Family Residential	-	-	91	91
Commercial Real Estate	-	-	4,575	4,575
Commercial			-	-
Home Equity and Improvement	-	-	82	82
Total impaired loans	-	-	5,146	5,146

Mortgage servicing rights	-	872	-	872
Real estate held for sale
Residential	-	-	-	-
Commercial Real Estate	-	-	280	280
Total Real Estate held for sale	-	-	280	280

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$5,111	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – Applies to all classes	$130	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20%	20%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $5.1 million, with an $8,000 valuation allowance and a fair value of $5.1 million, with an $8,000 valuation allowance at March 31, 2016 and December 31, 2015, respectively. A provision recovery of $119,000 for the three months ended March 31, 2016 and a provision recovery of $621,000 for the three months ended March 31, 2015 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value, had a fair value of $3.5 million with a valuation allowance of $666,000 and a fair value of $872,000 with a valuation allowance of $645,000 at March 31, 2016 and December 31, 2015, respectively. A charge of $21,000 and a recovery of $26,000 for the three months ended March 31, 2016 and March 31, 2015, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale and fixed assets transferred to real estate held for sale was $53,000 and $522,000 for the three months ended March 31, 2016 and March 31, 2015, respectively, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2016 and December 31, 2015. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2016.

	Carrying	Fair Value Measurements at March 31, 2016 (In Thousands)
	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$123,785	$123,785	$123,785	$-	$-
Investment securities	228,068	228,071	1	228,070	-
Federal Home Loan Bank Stock	13,800	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,807,641	1,816,978	-	8,968	1,808,010
Accrued interest receivable	6,901	6,901	4	1,324	5,573

Financial Liabilities:
Deposits	$1,871,157	$1,875,050	$426,053	$1,449,852	$-
Advances from Federal Home Loan Bank	84,664	85,127	-	85,127	-
Securities sold under repurchase agreements	57,985	57,985	-	57,985	-
Subordinated debentures	36,083	35,352	-	-	35,352

	Carrying	Fair Value Measurements at December 31, 2015 (In Thousands)
	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,769	$79,769	$79,769	$-	$-
Investment securities	236,678	236,680	1	236,679	-
Federal Home Loan Bank Stock	13,801	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,782,358	1,784,998	-	5,899	1,779,099
Accrued interest receivable	6,171	6,171	7	846	5,318

Financial Liabilities:
Deposits	$1,836,137	$1,840,464	$420,691	$1,419,773	$-
Advances from Federal Home Loan Bank	59,902	59,653	-	59,653	-
Securities sold under repurchase agreements	57,188	57,188	-	57,188	-
Subordinated debentures	36,083	35,305	-	-	35,305

4.	Incentive Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaced all existing plans. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity Plan. The 2010 Equity Plan allows for issuance of up to 350,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of March 31, 2016, 75,050 options had been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In 2014, the Company approved a 2014 Short-Term Incentive Plan (“STIP”) and a 2014 Long-Term Incentive Plan (“LTIP”) for selected senior members of management.

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

Under the 2014 LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 30,538 RSU’s to the participants in the 2014 LTIP effective January 1, 2014, which represented the maximum target award. The amount of benefit under the 2014 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2016. The benefits earned under the 2014 LTIP will be paid out in equity in the first quarter of 2017. The participants are required to be employed on the day of payout in order to receive such payment.

In 2015, the Company approved a 2015 STIP and a 2015 LTIP for selected senior members of management.

Under the 2015 STIP, the participants could earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2015 STIP were determined as of December 31, 2015 and were paid out in cash in the first quarter of 2016. The participants are required to be employed on the day of payout in order to receive such payment.

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

A total of 7,011 RSU’s were issued to the participants of the 2013 LTIP in the first quarter of 2016 for the year three performance period ended December 31, 2015.

In 2016, the Company approved a 2016 STIP and a 2016 LTIP for selected senior members of management.

Under the 2016 STIP, the participants could earn up to 10% to 45% of their salary for potential payout based on the achievement of certain corporate and personal performance targets during the calendar year. The final amount of benefits under the 2016 STIP will be determined as of December 31, 2016 and will be paid out in cash in the first quarter of 2017. The participants are required to be employed on the day of payout in order to receive such payment.

Under the 2016 LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 24,526 RSU’s to the participants in the 2016 LTIP effective January 1, 2016, which represents the maximum target award. The amount of benefit under the 2016 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2018. The benefits earned under the 2016 LTIP will be paid out in common shares in the first quarter of 2019. The participants are required to be employed on the day of payout in order to receive such payment.

In the three months ended March 31, 2016, the Company also granted 2,022 restricted shares to employees. 1,000 of the shares have a one-year vesting period and the remaining 1,022 shares have a 4 year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

The fair value of stock options granted during the three months ended March 31, 2016 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Three Months ended
	March 31, 2016	March 31, 2015
Expected average risk-free rate	2.24%	2.04%
Expected average life	10.00 years	10.00 years
Expected volatility	41.00%	42.00%
Expected dividend yield	2.33%	2.10%

The weighted-average fair value of options granted was $13.95 for the three months ended March 31, 2016 and $13.13 for the three months ended March 31, 2015.

Following is stock option activity under the plans during the three months ended March 31, 2016:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2016	86,220	$20.27
Forfeited or cancelled	-	-
Exercised	(17,670)	20.03
Granted	6,500	37.78
Options outstanding, March 31, 2016	75,050	$21.84	3.71	$1,244
Vested or expected to vest at March 31, 2016	75,050	$21.84	3.71	$1,244
Exercisable at March 31, 2016	57,250	$18.49	2.11	$1,140

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in 000’s):

	Three Months Ended March 31,
	2016	2015
Proceeds of options exercised	$353	$1,059
Related tax benefit recognized	75	91
Intrinsic value of options exercised	326	512

As of March 31, 2016, there was $214,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 3.90 years.

At March 31, 2016, 75,468 RSU’s and 12,449 stock grants were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. A total expense of $261,000 was recorded during the three months ended March 31, 2016 compared to an expense of $226,000 for the same period in 2015. There was approximately $191,000 included within other liabilities at March 31, 2016 related to the STIP.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2016	74,545	$25.86	10,927	$30.98
Granted	24,526	39.30	9,033	23.28
Vested	(7,011)	19.19	(7,011)	19.19
Forfeited	(16,592)	19.19	(500)	32.00
Unvested at March 31, 2016	75,468	$32.31	12,449	$31.99

The maximum amount of compensation expense that may be recorded for the 2016 STIP and the 2014, 2015 and 2016 LTIPs at March 31, 2016 is approximately $3.4 million. However, the estimated expense expected to be recorded as of March 31, 2016 based on the performance measures in the plans, is $2.3 million of which $1.6 million is unrecognized at March 31, 2016 and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.22 per common stock dividend in the first quarter of 2016 and declared and paid a $0.175 per common stock dividend in the first quarter of 2015.

6.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2016	2015
	(In Thousands, except per share data)
Numerator for basic and diluted earnings per common share – Net income	$7,070	$6,601
Denominator:
Denominator for basic earnings per common share – weighted average common shares	8,994	9,234
Effect of warrants	-	291
Effect of employee stock options	70	86
Denominator for diluted earnings per common share	9,064	9,611
Basic earnings per common share	$0.79	$0.71
Diluted earnings per common share	$0.78	$0.69

There were 12,550 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three months ended March 31, 2016. Options to acquire 16,750 shares were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three months ended March 31, 2015.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2016	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$1,000	$9	$-	$1,009
Mortgage-backed securities – residential	58,431	1,290	-	59,721
REMICs	1,542	37	-	1,579
Collateralized mortgage obligations	68,108	1,511	(91)	69,528
Trust preferred securities and preferred stock	-	1	-	1
Corporate bonds	4,963	36	(11)	4,988
Obligations of state and political subdivisions	86,252	4,778	(23)	91,007
Totals	$220,296	$7,662	$(125)	$227,833

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$13	$-	$-	$13
FNMA certificates	69	2	-	71
GNMA certificates	29	1	-	30
Obligations of state and political subdivisions	124	-	-	124
Totals	$235	$3	$-	$238

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2015
Available-for-sale
Obligations of U.S. government corporations and agencies	$3,000	$1	$(7)	$2,994
Mortgage-backed securities - residential	63,815	898	(59)	64,654
REMICs	1,592	28	-	1,620
Collateralized mortgage obligations	71,176	976	(353)	71,799
Preferred stock	-	1	-	1
Corporate bonds	4,955	39	(17)	4,977
Obligations of state and political subdivisions	85,680	4,712	(2)	90,390
Total Available-for-Sale	$230,218	$6,655	$(438)	$236,435

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$14	$-	$-	$14
FNMA certificates	74	2	(1)	75
GNMA certificates	31	1	-	32
Obligations of states and political subdivisions	124	-	-	124
Total Held-to-Maturity	$243	$3	$(1)	$245

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at March 31, 2016 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$5,796	$5,824	$-	$-
Due after one year through five years	10,945	11,395	124	124
Due after five years through ten years	35,632	37,833	-	-
Due after ten years	39,842	41,953	-	-
MBS/CMO/REMIC	128,081	130,828	111	114
	$220,296	$227,833	$235	$238

Investment securities with a carrying amount of $142.6 million at March 31, 2016 were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

As of March 31, 2016, the Company’s investment portfolio consisted of 357 securities, 13 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at March 31, 2016 and December 31, 2015:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At March 31, 2016
Available-for-sale securities:
Collateralized mortgage obligations	$1,921	$(17)	$8,505	$(74)	$10,426	$(91)
Obligations of state and political subdivisions	815	(23)	-	-	815	(23)
Corporate bonds	989	(11)	-	-	989	(11)
Total temporarily impaired securities	$3,725	$(51)	$8,505	$(74)	$12,230	$(125)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2015
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$993	$(7)	$-	$-	$993	$(7)
Collateralized mortgage obligations	12,374	(150)	8,158	(203)	20,532	(353)
Corporate bonds	983	(17)	-	-	983	(17)
Obligations of state and political subdivisions	-	-	433	(2)	433	(2)
Mortgage-backed securities-residential	12,525	(59)	-	-	12,525	(59)
Held to maturity securities:
FNMA certificates	13	(1)	-	-	13	(1)
Total temporarily impaired securities	$26,888	$(234)	$8,591	$(205)	$35,479	$(439)

Realized gains from the sales and calls of investment securities totaled $131,000 ($92,000 after tax) in the first quarter of 2016, while there were no realized gains in the first quarter of 2015.

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

In the first quarter of 2016 and 2015, management determined there was no OTTI.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Proceeds	$5,360	$-
Gross realized gains	131	-
Gross realized losses	-	-

8.	Loans

Loans receivable consist of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
Real Estate:

Secured by 1-4 family residential	$208,818	$205,330
Secured by multi-family residential	181,486	167,558
Secured by commercial real estate	807,982	780,870
Construction	145,635	163,877
	1,343,921	1,317,635
Other Loans:
Commercial	412,911	419,349
Home equity and improvement	116,856	116,962
Consumer finance	15,679	16,281
	545,446	552,592
Total loans	1,889,367	1,870,227
Deduct:
Undisbursed loan funds	(63,267)	(66,902)
Net deferred loan origination fees and costs	(1,114)	(1,108)
Allowance for loan loss	(25,668)	(25,382)
Totals	$1,799,318	$1,776,835

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended March 31, 2016 and 2015 by portfolio segment (In Thousands):

Quarter Ended March 31, 2016	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382
Charge-Offs	(55)	0	(13)	0	(336)	(30)	0	(434)
Recoveries	86	0	177	0	19	39	35	356
Provisions	(134)	99	(292)	(28)	882	(81)	(82)	364
Ending Allowance	$3,109	$2,250	$11,644	$489	$5,820	$2,232	$124	$25,668

Quarter Ended March 31, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766
Charge-Offs	(78)	0	(155)	0	(2)	(43)	(3)	(281)
Recoveries	19	0	597	0	40	29	12	697
Provisions	48	101	(26)	82	219	(270)	(34)	120
Ending Allowance	$2,483	$2,554	$11,684	$303	$6,766	$1,420	$92	$25,302

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$197	$-	$154	$-	$11	$38	$-	$400

Collectively evaluated for impairment	2,912	2,250	11,490	489	5,809	2,194	124	25,268

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$3,109	$2,250	$11,644	$489	$5,820	$2,232	$124	$25,668

Loans:

Loans individually evaluated for impairment	$7,570	$4,543	$18,517	$-	$5,423	$1,740	$69	$37,862

Loans collectively evaluated for impairment	201,561	177,091	791,608	82,208	408,820	115,641	15,603	1,792,532

Loans acquired with deteriorated credit quality	-	-	150	-	15	-	-	165

Total ending loans balance	$209,131	$181,634	$810,275	$82,208	$414,258	$117,381	$15,672	$1,830,559

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 (In Thousands):

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2016
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,025	$39	$39
Residential Non Owner Occupied	3,557	35	34
Total Residential Real Estate	7,582	74	73
Multi-Family	4,593	30	30
CRE Owner Occupied	9,090	62	48
CRE Non Owner Occupied	4,418	53	49
Agriculture Land	3,593	35	12
Other CRE	1,422	4	4
Total Commercial Real Estate	18,523	154	113
Construction	-	-	-
Commercial Working Capital	1,513	15	15
Commercial Other	4,245	19	18
Total Commercial	5,758	34	33
Home Equity and Home Improvement	1,749	15	15
Consumer Finance	73	1	1
Total Impaired Loans	$38,278	$308	$265

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2015
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,992	$68	$68
Residential Non Owner Occupied	4,347	41	40
Total Residential Real Estate	10,339	109	108
Multi-Family	2,463	8	8
CRE Owner Occupied	6,513	37	39
CRE Non Owner Occupied	10,187	133	135
Agriculture Land	760	7	13
Other CRE	2,441	10	9
Total Commercial Real Estate	19,901	187	196
Construction	150	2	2
Commercial Working Capital	1,866	13	13
Commercial Other	3,839	13	18
Total Commercial	5,705	26	31
Home Equity and Home Improvement	2,202	20	20
Consumer Finance	43	-	-
Total Impaired Loans	$40,803	$352	$365

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,450	$1,455	$-	$1,383	$1,360	$-
Residential Non Owner Occupied	2,237	2,232	-	2,147	2,141	-
Total 1-4 Family Residential Real Estate	3,687	3,687	-	3,530	3,501	-
Multi-Family Residential Real Estate	4,688	4,543	-	3,463	3,313	-
CRE Owner Occupied	6,725	6,290	-	4,869	4,520	-
CRE Non Owner Occupied	3,441	3,183	-	7,932	7,685	-
Agriculture Land	3,529	3,602	-	3,546	3,596	-
Other CRE	964	934	-	4,076	4,046	-
Total Commercial Real Estate	14,659	14,009	-	20,423	19,847	-
Construction	-	-	-	-	-	-
Commercial Working Capital	1,264	1,267	-	1,644	1,648	-
Commercial Other	4,084	3,715	-	3,573	3,607	-
Total Commercial	5,348	4,982	-	5,217	5,255	-

Home Equity and Home Improvement	832	787	-	817	772	-
Consumer Finance	68	69	-	60	59	-

Total loans with no allowance recorded	$29,282	$28,077	$-	$33,510	$32,747	$-

With an allowance recorded:
Residential Owner Occupied	$2,609	$2,556	$183	$2,918	$2,837	$188
Residential Non Owner Occupied	1,322	1,327	14	1,231	1,236	13
Total 1-4 Family Residential Real Estate	3,931	3,883	197	4,149	4,073	201
Multi-Family Residential Real Estate	-	-	-	-	-	-
CRE Owner Occupied	3,191	2,732	140	3,250	2,767	132
CRE Non Owner Occupied	1,291	1,225	10	385	308	2
Agriculture Land	68	69	1	68	69	2
Other CRE	905	482	3	926	502	3
Total Commercial Real Estate	5,455	4,508	154	4,629	3,646	139
Construction	-	-	-	-	-	-
Commercial Working Capital	200	201	9	594	596	62
Commercial Other	236	240	2	252	256	1
Total Commercial	436	441	11	846	852	63
Home Equity and Home Improvement	957	953	38	724	719	34
Consumer Finance	-	-	-	12	12	-
Total loans with an allowance recorded	$10,779	$9,785	$400	$10,360	$9,302	$437

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2016	December 31, 2015
	(In Thousands)
Non-accrual loans	$17,707	$16,261
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	17,707	16,261
Real estate and other assets held for sale	1,111	1,321
Total non-performing assets	$18,818	$17,582
Troubled debt restructuring, still accruing	$11,284	$11,178

The following table presents the aging of the recorded investment in past due and non accrual loans as of March 31, 2016 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$141,424	$83	$204	$744	$1,031	$1,766
Residential Non Owner Occupied	65,891	63	54	668	785	1,359
Total 1-4 Family Residential Real Estate	207,315	146	258	1,412	1,816	3,125
Multi-Family Residential Real Estate	179,659	-	-	1,975	1,975	2,356

CRE Owner Occupied	342,703	54	-	491	545	4,843
CRE Non Owner Occupied	310,095	1,002	108	636	1,746	1,165
Agriculture Land	104,271	186	-	-	186	681
Other Commercial Real Estate	50,444	-	-	285	285	1,293

Total Commercial Real Estate	807,513	1,242	108	1,412	2,762	7,982

Construction	82,208	-	-	-	-	-

Commercial Working Capital	170,282	10	-	141	151	569
Commercial Other	241,556	163	-	2,106	2,269	2,990

Total Commercial	411,838	173	-	2,247	2,420	3,559

Home Equity/Home Improvement	116,440	792	113	36	941	674
Consumer Finance	15,616	51	5	-	56	13

Total Loans	$1,820,589	$2,404	$484	$7,082	$9,970	$17,709

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

Troubled Debt Restructurings

As of March 31, 2016 and December 31, 2015, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $17.5 million and $17.6 million, respectively. The Company allocated $283,000 and $335,000 of specific reserves to those loans at March 31, 2016 and December 31, 2015, and has committed to lend additional amounts totaling up to $21,000 and $48,000 at March 31, 2016 and December 31, 2015, respectively.

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

Of the loans modified in a TDR, $6.2 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2016 and March 31, 2015:

	Loans Modified as a TDR for the Three Months Ended March 31, 2015 ($ in thousands)		Loans Modified as a TDR for the Three Months Ended March 31, 2015 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	1	$9	3	$228
1-4 Family Non Owner Occupied	2	127	4	68
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	0	-	0	-
Commercial Other	0	-	0	-
Home Equity and Improvement	5	297	3	59
Consumer Finance	2	5	5	10
Total	10	$438	15	$365

The loans described above decreased the ALLL by $15,000 in the three month period ending March 31, 2016 and increased the ALLL by $64,000 in the three month period ending March 31, 2015.

Of the 2016 modifications, 5 were made TDRs due to the fact that the borrower has been in bankruptcy, 1 was made TDR due to granting interest only payments, 1 was made TDR due to extending the maturity date, and 3 were made TDRs because the current debt was refinanced for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the quarters ending March 31, 2016 and March 31, 2015:

	Three Months Ended March 31, 2016 ($ in thousands)		Three Months Ended March 31, 2015 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	1	$126
1-4 Family Non Owner Occupied	0	-	1	104
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	2	387
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	1	120
Commercial Other	0	-	0	-
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	0	$-	5	$737

The TDRs that subsequently defaulted described above had no affect on the allowance for loan losses for the three month periods ending March 31, 2016 or 2015.

The terms of certain other loans were modified during the period ending March 31, 2016 and the modifications did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of the loans for borrowers who were not experiencing financial difficulties. A total of 63 loans were modified under this definition during the three month period ended March 31, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
1-4 Family Owner Occupied	$4,940	$121	$2,298	$-	$135,096	$142,455
1-4 Family Non Owner Occupied	56,739	1,263	4,416	-	4,258	66,676
Total 1-4 Family Real Estate	61,679	1,384	6,714	-	139,354	209,131
Multi-Family Residential Real Estate	176,033	488	4,996	-	117	181,634

CRE Owner Occupied	315,063	17,831	9,847	-	616	343,357
CRE Non Owner Occupied	304,891	884	5,943	-	13	311,731
Agriculture Land	98,378	2,253	3,826	-	-	104,457
Other CRE	47,059	583	2,572	-	516	50,730

Total Commercial Real Estate	765,391	21,551	22,188	-	1,145	810,275

Construction	60,945	2,293	-	-	18,970	82,208

Commercial Working Capital	160,656	7,392	2,384	-	-	170,432
Commercial Other	234,166	4,305	5,355	-	-	243,826

Total Commercial	394,822	11,697	7,739	-	-	414,258

Home Equity and Home Improvement	-	-	738	-	116,643	117,381
Consumer Finance	-	-	14	-	15,658	15,672

Total Loans	$1,458,870	$37,413	$42,389	$-	$291,887	$1,830,559

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$5,828	$123	$2,427	$-	$131,820	$140,198
Residential Non Owner Occupied	55,169	1,420	4,439	-	4,454	65,482
Total 1-4 Family Real Estate	60,997	1,543	6,866	-	136,274	205,680
Multi-Family Residential Real Estate	163,405	498	3,675	-	117	167,695

CRE Owner Occupied	297,856	17,896	9,730	-	714	326,196
CRE Non Owner Occupied	293,057	2,143	9,595	-	15	304,810
Agriculture Land	92,262	1,947	3,903	-	-	98,112
Other CRE	47,109	469	5,739	-	492	53,809

Total Commercial Real Estate	730,284	22,455	28,967	-	1,221	782,927

Construction	76,152	2,159	-	-	18,534	96,845

Commercial Working Capital	163,071	2,497	3,540	-	-	169,108
Commercial Other	243,308	2,706	5,528	-	-	251,542

Total Commercial	406,379	5,203	9,068	-	-	420,650

Home Equity and Home Improvement	-	-	689	-	116,779	117,468
Consumer Finance	-	-	15	-	16,255	16,270

Total Loans	$1,437,217	$31,858	$49,280	$-	$289,180	$1,807,535

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $359,000 as of March 31, 2016.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Gain from sale of mortgage loans	$994	$1,285
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	877	875
Amortization of mortgage servicing rights	(311)	(411)
Mortgage servicing rights valuation adjustments	(21)	26
	545	490

Net revenue from sale and servicing of mortgage loans	$1,539	$1,775

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.34 billion at both March 31, 2016 and December 31, 2015.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,893	$9,923
Loans sold, servicing retained	297	320
Amortization	(311)	(411)
Carrying value before valuation allowance at end of period	9,879	9,832

Valuation allowance:
Balance at beginning of period	(645)	(911)
Impairment (expense) recovery	(21)	26
Balance at end of period	(666)	(885)
Net carrying value of MSRs at end of period	$9,213	$8,947
Fair value of MSRs at end of period	$9,463	$9,180

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company established an accrual for secondary market buy-back losses that resulted in a reversal of $59,000 and $58,000 in the first quarter of 2016 and 2015, respectively. The reversals are mainly due to no actual losses being recorded in the first quarter of 2016 and 2015, respectively.

10.	Deposits

A summary of deposit balances is as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)
Non-interest-bearing checking accounts	$426,053	$420,691
Interest-bearing checking and money market accounts	783,016	767,201
Savings deposits	233,546	219,655
Retail certificates of deposit less than $250,000	401,350	403,902
Retail certificates of deposit greater than $250,000	27,192	24,688
	$1,871,157	$1,836,137

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$72,000	$47,000
Putable advances	5,000	5,000
Amortizable mortgage advances	7,664	7,902
Total	$84,664	$59,902

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advance can be put back to the Company at the option of the FHLB on a quarterly basis. A $5.0 million putable advance with a weighted average rate of 2.35% was not yet callable by the FHLB at March 31, 2016. The call date for this advance is June 13, 2016 and the maturity date is March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.13% as of March 31, 2016 and 2.01% as of December 31, 2015.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.01% and 1.89% on March 31, 2016 and December 31, 2015 respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At March 31, 2016		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$26,836	$-	$-	$-	$26,836
Collateralized mortgage obligations	31,149	-	-	-	31,149
Total borrowings	$57,985	$-	$-	$-	$57,985
Gross amount of recognized liabilities for repurchase agreements					$57,985

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At December 31, 2015		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$23,998	$-	$-	$-	$23,998
Collateralized mortgage obligations	33,190	-	-	-	33,190
Total borrowings	$57,188	$-	$-	$-	$57,188
Gross amount of recognized liabilities for repurchase agreements					$57,188

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	March 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$48,269	$98,503	$80,862	$76,253
Unused lines of credit	22,727	372,404	31,991	323,171
Standby letters of credit	-	19,033	-	19,632
Total	$70,996	$489,940	$112,853	$419,056

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $31.3 million and $19.9 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2016 and December 31, 2015, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $23.0 million and $14.9 million of interest rate lock commitments at March 31, 2016 and December 31, 2015, respectively. There were $31.3 million and $19.9 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2016 and December 31, 2015, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Condition. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2016			December 31, 2015
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$856	$(78)	$778	$558	$-	$558

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$220	$438

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

15.	Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended March 31, 2016:	(In Thousands)
Securities available for sale:
Change in net unrealized gain/loss during the period	$1,450	$(508)	$942
Reclassification adjustment for net gains included in net income	(131)	46	(85)
Total other comprehensive loss	$1,319	$(462)	$857

Three months ended March 31, 2015:
Securities available for sale:
Change in net unrealized gain/loss during the period	$1,502	$527	$975
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$1,502	$527	$975

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2016	$4,042	$(420)	$3,622
Other comprehensive income before reclassifications	942	-	942
Amounts reclassified from accumulated other comprehensive income	(85)	-	(85)

Net other comprehensive income during period	857	-	857

Balance March 31, 2016	$4,899	$(420)	$4,479

Balance January 1, 2015	$4,697	$(583)	$4,114
Other comprehensive income before reclassifications	975	-	975
Amounts reclassified from accumulated other comprehensive income	-	-	-

Net other comprehensive income during period	975	-	975

Balance March 31, 2015	$5,672	$(583)	$5,089

16.	Affordable Housing Projects Tax Credit Partnership

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the income statement as a component of income tax expense (benefit). The Company utilized the proportional amortization method for all of its instruments. As of March 31, 2016 and December 31, 2015 the Company had $4.2 million and $4.3 million in qualified investments recorded in other assets and $2.2 million and $2.4 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of March 31, 2016, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2016	$1,259
2017	160
2018	414
2019	93
2020	66
Thereafter	247
Total Unfunded Commitments	$2,239

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Proportional Amortization Method
Tax credits and other tax benefits recognized	$157	$118
Amortization expense in federal income taxes	119	89

There were no impairment losses of LIHTC investments for the three months ended March 31, 2016 and 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this quarterly report are not statements of historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors. The Company assumes no obligation to update any forward-looking statements.

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

First Defiance Risk Management is a wholly owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Impact of Legislation - Over the last several years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, the Dodd-Frank Act, includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and bank and thrift holding companies, such as First Defiance. The Dodd-Frank Act relaxed rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment).

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

Common equity for the CET1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the CET1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from CET1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in from 2015 through 2019.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of CET1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at .625%. The implementation of Basel III did not have a material impact on First Defiance’s or First Federal’s capital ratios.

Business Strategy - First Defiance’s primary objective is to be a high-performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Better Together” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $235,000 at March 31, 2016. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $227.8 million at March 31, 2016. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($1.0 million), certain municipal obligations ($91.0 million), CMOs/REMICs ($71.1 million), corporate bonds ($5.0 million), and mortgage backed securities ($59.7 million).

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

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and, if necessary, based on First Federal’s assessment of the appraisal, such as age, market, etc, First Federal will discount this amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the carrying and selling costs. In most instances, if the appraisal is more than twelve to fifteen months old, we may require a new appraisal. Finally, First Federal assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge off is necessary.

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

Changes in Financial Condition

At March 31, 2016, First Defiance's total assets, deposits and stockholders' equity amounted to $2.36 billion, $1.87 billion and $280.4 million, respectively, compared to $2.30 billion, $1.84 billion and $280.2 million, respectively, at December 31, 2015.

Net loans receivable (excluding loans held for sale) increased $22.5 million to $1.80 billion. The variance in loans receivable between March 31, 2016 and December 31, 2015 includes increases in commercial real estate loans (up $41.0 million) and residential real estate loans (up $3.5 million). These increases were partially offset by decreases in construction loans (down $18.2 million), commercial loans (down $6.4 million), home equity loans (down $0.1 million) and consumer loans (down $0.6 million).

The investment securities portfolio decreased $8.6 million to $228.1 million at March 31, 2016 from $236.7 million at December 31, 2015. The decrease is the result of $7.9 million of securities maturing or being called in the period and $5.4 million of securities being sold. This was somewhat offset by $3.4 million of securities being purchased in the period. There was an unrealized gain in the investment portfolio of $7.5 million at March 31, 2016 compared to an unrealized gain of $6.2 million at December 31, 2015.

Deposits increased from $1.84 billion at December 31, 2015 to $1.87 billion as of March 31, 2016. Non-interest bearing demand deposits decreased $5.4 million to $426.1 million, interest bearing demand and money market deposits increased $15.8 million to $783.0 million, and savings deposits increased $13.9 million to $233.5 million. Retail time deposits remained steady at $428.5 million.

Stockholders’ equity increased from $280.2 million at December 31, 2015 to $280.4 million at March 31, 2016. The increase in stockholders’ equity was the result of recording net income of $7.1 million, an increase in other comprehensive income of $857,000 and a $314,000 increase due to the exercise of stock options. These were mostly offset by $2.0 million of common stock dividends being paid in the first quarter of 2016 and $6.3 million in repurchased common stock.

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

	Three Months Ended March 31,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,796,200	$19,363	4.34%	$1,647,059	$17,932	4.42%
Securities	233,815	2,054	3.65	241,023	2,111	3.67
Interest bearing deposits	44,766	49	0.44	56,579	39	0.28
FHLB stock	13,801	139	4.05	13,802	139	4.08
Total interest-earning assets	2,088,582	21,605	4.18	1,958,463	20,221	4.20
Non-interest-earning assets	225,621			221,113
Total assets	$2,314,203			$2,179,576

Interest-bearing liabilities:
Deposits	$1,420,479	$1,433	0.41%	$1,394,262	$1,272	0.37%
FHLB advances and other	78,670	297	1.52	21,490	110	2.08
Subordinated debentures	36,137	175	1.95	36,129	147	1.65
Securities sold under repurchase agreements	55,243	37	0.27	53,869	38	0.29
Total interest-bearing liabilities	1,590,529	1,942	0.49	1,505,750	1,567	0.42
Non-interest bearing deposits	414,866	-		366,121	-
Total including non-interest bearing demand deposits	2,005,395	1,942	0.39	1,871,871	1,567	0.34
Other non-interest-bearing liabilities	29,757			27,788
Total liabilities	2,035,152			1,899,659
Stockholders' equity	279,051			279,917
Total liabilities and stock- holders' equity	$2,314,203			$2,179,579
Net interest income; interest rate spread		$19,663	3.69%		$18,654	3.78%
Net interest margin (3)			3.80%			3.88%
Average interest-earning assets to average interest-bearing liabilities			131%			130%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended March 31, 2016 and 2015

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2016 was $7.1 million compared to net income of $6.6 million for the comparable period in 2015. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2016 were $0.79 and $0.78, respectively, compared to basic and diluted earnings per common share of $0.71 and $0.69, respectively, for the quarter ended March 31, 2015.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $19.2 million for the quarter ended March 31, 2016, up from $18.2 million for the same period in 2015. The tax-equivalent net interest margin was 3.80% for the quarter ended March 31, 2016, a decrease from 3.88% for the same period in 2015. The decrease in margin between the 2016 and 2015 first quarters was due to a slight decrease in interest-earning asset yields, which decreased to 4.18% for the quarter ended March 31, 2016, down 2 basis points from 4.20% for the same period in 2015. The cost of interest-bearing liabilities between the two periods increased 7 basis points to 0.49% in the first quarter of 2016 from 0.42% in the same period in 2015. Over the past year, loan growth has outpaced deposit growth resulting in reliance on FHLB borrowings in order to grow the balance sheet. While these sources of funding are more expensive, this was somewhat curtailed by achieving a favorable mix in the deposit growth. Total deposits grew $98.5 million since March 31, 2015 of which, $55.1 million was in non-interest bearing demand balances. Management continues to analyze and look for additional opportunities to maintain its margin, as well as other alternatives to minimize the impact of the sustained low rate environment.

Total interest income increased $1.3 million to $21.1 million for the quarter ended March 31, 2016 from $19.8 million for the quarter ended March 31, 2015. This is due to continued loan growth and a more profitable earning asset mix. Income from loans increased to $19.3 million for the quarter ended March 31, 2016 compared to $17.9 million for the same period in 2015 due to loan growth of $140.4 million. A decrease in the loan portfolio yield to 4.34% at March 31, 2016 was primarily due to interest recoveries of $264,000 mainly due to loan payoffs in the first quarter of 2015 versus none in the first quarter of 2016. The investment interest income remained steady, with the yield dropping 2 basis points to 3.65% at March 31, 2016 compared to 3.67% at March 31, 2015.

Interest expense increased by $375,000 in the first quarter of 2016 compared to the same period in 2015, to $1.9 million from $1.6 million. The cost of interest bearing liabilities increased 7 basis points from 0.42% at March 31, 2015 to 0.49% at March 31, 2016. Interest expense related to interest-bearing deposits was $1.4 million in the first quarter of 2016 compared to $1.3 million for the same period in 2015. Interest expense recognized by the Company related to FHLB advances was $297,000 in the first quarter of 2016 compared to $110,000 for the same period in 2015 due to increased volumes. Expenses on subordinated debentures and securities sold under repurchase agreements were $175,000 and $37,000 respectively in the first quarter of 2016 compared to $147,000 and $38,000 respectively for the same period in 2015.

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

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserve was $400,000 at March 31, 2016.

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

The quantitative general allowance increased $700,000 to $10.5 million at March 31, 2016 from $9.8 million at December 31, 2015 primarily due to an increase in the balance of criticized loans.

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

The qualitative analysis at March 31, 2016 indicated a general reserve of $14.8 million compared with $15.2 million at December 31, 2015. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to decrease several of these due in part to improvement in loan policies and underwriting standards as well as improvement in asset quality.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.59% for construction loans to 1.90% for home equity and improvement loans at March 31, 2016.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the first quarter of 2016 was $364,000, compared to $120,000 for the same period in 2015. The allowance for loan losses was $25.7 million and $25.4 million and represented 1.41% of loans, net of undisbursed loan funds and deferred fees and costs, at both March 31, 2016 and December 31, 2015. The provision of $364,000 was offset by charge offs of $434,000 and recoveries of $356,000, resulting in an increase to the overall allowance for loan loss of $286,000 for the first quarter of 2016. In management’s opinion, the overall allowance for loan losses of $25.7 million as of March 31, 2016 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2016, First Defiance had write-downs that totaled $53,000 for real estate held for sale. Management believes that the values recorded at March 31, 2016 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $42.2 million at March 31, 2016, compared to $49.1 million at December 31, 2015.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 145.0% at March 31, 2016 compared with 156.1% at December 31, 2015. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2016 are appropriate. Of the $17.7 million in non-accrual loans at March 31, 2016, $10.6 million or 60.0% are less than 90 days past due.

At March 31, 2016, First Defiance had total non-performing assets of $18.8 million, compared to $17.6 million at December 31, 2015. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at March 31, 2016 and December 31, 2015 by category were as follows:

Table 1 – Nonperforming Asset

	March 31,	December 31,
	2016	2015
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$3,130	$2,610
Non-residential and multi-family residential real estate	10,344	9,848
Commercial	3,551	3,078
Construction	-	-
Home equity and improvement	673	689
Consumer Finance	9	36
Total non-performing loans	17,707	16,261

Real estate owned	1,111	1,321
Other repossessed assets	-	-
Total repossessed assets	$1,111	1,321

Total Nonperforming assets	$18,818	$17,582

Restructured loans, accruing	$11,284	$11,178

Total nonperforming assets as a percentage of total assets	0.80%	0.77%
Total nonperforming loans as a percentage of total loans*	0.97%	0.91%
Total nonperforming assets as a percentage of total loans plus REO*	1.03%	0.97%
Allowance for loan losses as a percent of total nonperforming assets	136.40%	144.36%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The increase in non-performing loans between December 31, 2015 and March 31, 2016 is primarily in residential, commercial and commercial real estate loans. The balances of these types of non-performing loans were each $0.5 million higher, respectively, at March 31, 2016 compared to December 31, 2015.

Non-performing loans in the commercial loan category represented 0.86% of the total loans in that category at March 31, 2016 compared to 0.73% for the same category at December 31, 2015. Non-performing loans in the commercial real estate loan category remained steady at 1.04% of the total loans in those categories at March 31, 2016 and December 31, 2015. Non-performing loans in the residential loan category represented 1.51% of the total loans in that category at March 31, 2016 compared to 1.27% for the same category at December 31, 2015.

Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the first quarter of 2016 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended March 31, 2016		As of March 31, 2016
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(31)	(39.74)%	$3,130	17.68%
Construction	-	0.00%	-	0.00%
Commercial real estate	(164)	(210.26)%	10,344	58.42%
Commercial	317	406.41%	3,551	20.05%
Consumer	(35)	(44.87)%	9	0.05%
Home equity and improvement	(9)	(11.54)%	673	3.80%
Total	$78	100.00%	$17,707	100.00%

	For the Three Months Ended March 31, 2015		As of March 31, 2015
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$59	14.18%	$3,241	17.33%
Construction	-	0.00%	-	0.00%
Commercial real estate	(442)	(106.25)%	11,399	60.95%
Commercial	(38)	(9.13)%	3,513	18.78%
Consumer	(9)	(1.92)%	16	0.09%
Home equity and improvement	14	3.12%	534	2.85%
Total	$(416)	100.00%	$18,703	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	1st 2016	4th 2015	3rd 2015	2nd 2015	1st 2015
	(In Thousands)

Allowance at beginning of period	$25,382	$25,209	$25,384	$25,302	$24,766
Provision for credit losses	364	43	(27)	-	120
Charge-offs:
Residential	55	8	185	11	78
Commercial real estate	13	103	64	146	155
Commercial	336	-	43	23	2
Consumer finance	-	32	5	13	3
Home equity and improvement	30	10	110	187	43
Total charge-offs	434	153	407	380	281
Recoveries	356	282	259	462	697
Net charge-offs	78	(129)	148	(82)	(416)
Ending allowance	$25,668	$25,382	$25,209	$25,384	$25,302

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$3,109	11.05%	$3,212	10.98%	$2,779	11.48%	$2,877	11.68%	$2,483	11.79%
Construction	489	7.71%	517	8.76%	239	7.22%	308	7.98%	303	7.25%
Commercial real estate	13,894	52.37%	13,923	50.71%	14,397	51.55%	14,365	50.40%	14,238	50.77%
Commercial	5,820	21.85%	5,255	22.42%	5,411	22.51%	5,567	22.85%	6,766	22.90%
Consumer	124	0.83%	171	0.87%	158	0.88%	160	0.85%	92	0.87%
Home equity and improvement	2,232	6.19%	2,304	6.26%	2,225	6.36%	2,107	6.24%	1,420	6.42%
	$25,668	100.00%	$25,382	100.00%	$25,209	100.00%	$25,384	100.00%	$25,302	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	1st Qtr 2016	4th Qtr 2015	3rd Qtr 2015	2nd Qtr 2015	1st Qtr 2015
Allowance for loan losses / loans*	1.41%	1.41%	1.45%	1.49%	1.50%
Allowance for loan losses to net charge-offs	32907.69%	-19675.97%	17033.11%	-30956.10%	-6082.21%
Allowance for loan losses / non-performing assets	136.40%	144.36%	116.99%	114.82%	100.82%
Allowance for loan losses / non-performing loans	144.96%	156.09%	151.75%	151.66%	135.28%
Non-performing assets / loans plus REO*	1.03%	0.97%	1.24%	1.29%	1.48%
Non-performing assets / total assets	0.80%	0.77%	0.97%	1.01%	1.14%
Net charge-offs / average loans (annualized)	0.02%	-0.03%	0.03%	-0.02%	-0.10%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $355,000 in the first quarter of 2016 to $8.6 million from $8.3 million for the same period in 2015.

Service Fees. Service fees and other charges increased by $115,000 or 4.5% in the first quarter of 2016 compared to the same period in 2015 mainly due to increased deposit accounts and balances.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending March 31, 2016 and 2015 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $569,000 and $657,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $12,000 at March 31, 2016, $18,000 at December 31, 2015 and $15,000 at March 31, 2015.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $236,000 to $1.5 million for the first quarter of 2016 compared to $1.8 million for the same period of 2015 mostly due to lower mortgage volumes in the first quarter 2016. Gains realized from the sale of mortgage loans decreased in the first quarter of 2016 to $1.0 million from $1.3 million in the first quarter of 2015. The amortization of mortgage servicing rights expense decreased $100,000 to $311,000 in the first quarter of 2016 compared to $411,000 in the same period in 2015. The Company recorded a negative valuation adjustment of $21,000 on mortgage servicing rights in the first quarter of 2016 compared to a positive valuation adjustment of $26,000 in the first quarter of 2015.

Insurance Commission Income. Income from the sale of insurance and investment products was $3.1 million in the first quarter of 2016, flat with the first quarter of 2015. First Defiance’s insurance subsidiary, First Insurance, typically recognizes contingent revenues during the first quarter. These revenues are bonuses paid by insurance carriers when the Company achieves certain loss ratios or growth targets. In the first quarter of 2016, First Insurance earned $799,000 of contingent income compared to $967,000 for the first quarter of 2015.

Non-Interest Expense.

Non-interest expense increased to $17.3 million for the first quarter of 2016 compared to $16.9 million for the same period in 2015.

Compensation and Benefits. Compensation and benefits increased to $10.2 million for the quarter ended March 31, 2016 from $8.9 million for the same period in 2015. The increase is mainly attributable to merit increases, staff additions for growth and higher medical insurance costs.

Other Non-Interest Expenses. Other non-interest expenses decreased $725,000 to $2.9 million for the quarter ended March 31, 2016 from $3.6 million for the same period in 2015. The decrease in other non-interest expense is primarily due to write downs of $522,000 relating to real estate owned properties in the first quarter of 2015 compared to only $53,000 in the first quarter of 2016.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2016 was 61.32% compared to 62.73% for the first quarter of 2015.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 30.59% for the quarter ended March 31, 2016 compared to 30.18% for the same period in 2015. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $4.8 million of cash provided by operating activities during the first three months of 2016. The Company's cash provided by operating activities resulted from the origination of loans held for sale and net income mostly offset by the proceeds on the sale of loans.

At March 31, 2016, First Federal had $146.8 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $414.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $31.3 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both quantity and quality of capital held by the Company and the Bank. The rules include a new minimum common equity Tier 1 capital to risk-weighted assets ratio (“CET1”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

The Company met each of the well capitalized ratio guidelines at March 31, 2016. The following table indicates the capital ratios for First Defiance and First Federal at March 31, 2016 and December 31, 2015. (In Thousands):

March 31, 2016
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$217,418	10.57%	$92,549	4.5%	N/A	N/A
First Federal	$243,116	11.86%	$92,197	4.5%	$133,173	6.5%

Tier 1 Capital (1)
Consolidated	$252,418	11.23%	$89,878	4.0%	N/A	N/A
First Federal	$243,116	10.84%	$89,686	4.0%	$112,107	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$252,418	12.27%	$123,399	6.0%	N/A	N/A
First Federal	$243,116	11.86%	$122,929	6.0%	$163,905	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$278,086	13.52%	$164,531	8.0%	N/A	N/A
First Federal	$268,726	13.12%	$163,905	8.0%	$204,881	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.25 billion and $2.24 billion for consolidated and the Bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.06 billion and $2.05 billion for consolidated and the Bank, respectively.

December 31, 2015
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$218,297	10.71%	$91,710	4.5%	N/A	N/A
First Federal	$236,625	11.61%	$91,678	4.5%	$132,424	6.5%

Tier 1 Capital (1)
Consolidated	$253,297	11.46%	$88,424	4.0%	N/A	N/A
First Federal	$236,625	10.72%	$88,267	4.0%	$110,334	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$253,297	12.43%	$122,280	6.0%	N/A	N/A
First Federal	$236,625	11.61%	$122,237	6.0%	$162,983	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$278,679	13.67%	$163,040	8.0%	N/A	N/A
First Federal	$262,007	12.86%	$162,983	8.0%	$203,729	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.21 billion for consolidated and the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.04 billion for consolidated and the Bank.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the Annual Report on Form 10-K for the year ended December 31, 2015, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

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

The table below presents, for the twelve months subsequent to March 31, 2016 and December 31, 2015, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of March 31, 2016, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2016 was mainly neutral to a slight asset sensitive position for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2015. This is due in part to our strategy to grow longer term loans and fund that growth out of existing liquidity.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2016		December 31, 2015
Gradual Change in Interest Rates
+200	$997	1.27%	$563	0.71%
+100	484	0.62%	215	0.27%
-100	(1,674)	-2.13%	(1,332)	-1.68%

Immediate Change in Interest Rates
+200	$2,421	3.08%	$1,660	2.09%
+100	1,174	1.49%	719	0.91%
-100	(2,914)	-3.74%	(2,605)	-3.28%

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

The results of all the simulation scenarios are within the board mandated guidelines as of March 31, 2016.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of March 31, 2016 was considered to be remote given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the three months ended March 31, 2016 and the year-ended December 31, 2015.

March 31, 2016
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	506,351	71,365	16.41%
+ 300 bp	492,960	57,974	13.33%
+ 200 bp	477,559	42,573	9.79%
+ 100 bp	458,860	23,874	5.49%
0 bp	434,986	-	-
- 100 bp	403,661	(31,325)	(7.20)%

December 31, 2015
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	509,640	56,545	12.48%
+ 300 bp	499,038	45,946	10.14%
+ 200 bp	486,652	33,558	7.41%
+ 100 bp	471,332	18,237	4.03%
0 bp	453,095	-	-
- 100 bp	426,010	(27,085)	(5.98)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

Neither First Defiance nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
Beginning Balance, December 31, 2015				95,246
January 1 – January 31, 2016	95,246	$37.38	95,246	-
February 1 – February 29, 2016	72,500	37.69	72,500	377,500
March 1 – March 31, 2016	-	-	-	377,500
Total	167,746	$37,51	167,746	377,500

(1)	The reported shares were repurchased pursuant to two publicly announced stock repurchase programs. The first was announced and became effective on October 20, 2014. Under this program, up to 469,000 shares were authorized to be purchased. During January 2016, the Company completed all 469,000 share repurchases that were authorized. On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% or 450,000 shares. There is no expiration date for the new repurchase program.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

Exhibit 3.1	Articles of Incorporation of First Defiance (1)
Exhibit 3.2	Code of Regulations of First Defiance (1)
Exhibit 3.3	Certificate of Amendment to the Articles of Incorporation of First Defiance (2)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at March 31, 2016 and December 31, 2015, (ii) Unaudited Consolidated Condensed Statements of Income for the Three Months ended March 31, 2016 and 2015 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three Months ended March 31, 2016 and 2015, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2016 and 2015, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354), filed on June 9, 1995.
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed on December 8, 2008 (Film No. 081236105).

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: May 6, 2016	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: May 6, 2016	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer