Form 10-Q
period 2016-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2016-08-08
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,976,350 shares outstanding at July 31, 2016.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$46,546	$38,769
Federal funds sold	84,000	41,000
	130,546	79,769
Securities:
Available-for-sale, carried at fair value	227,974	236,435
Held-to-maturity, carried at amortized cost (fair value $199 and $245 at June 30, 2016 and December 31, 2015, respectively)	198	243
	228,172	236,678
Loans held for sale	13,142	5,523
Loans receivable, net of allowance of $25,948 at June 30, 2016 and $25,382 at December 31, 2015, respectively	1,835,455	1,776,835
Accrued interest receivable	6,421	6,171
Federal Home Loan Bank stock	13,800	13,801
Bank owned life insurance	52,369	51,908
Premises and equipment	37,571	38,166
Real estate and other assets held for sale	1,079	1,321
Goodwill	61,798	61,798
Core deposit and other intangibles	1,567	1,871
Mortgage servicing rights	9,136	9,248
Other assets	18,543	14,587
Total assets	$2,409,599	$2,297,676

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2016	December 31, 2015

Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,920,270	$1,836,137
Advances from the Federal Home Loan Bank	84,425	59,902
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	52,989	57,188
Advance payments by borrowers	1,885	2,674
Deferred taxes	1,676	877
Other liabilities	25,655	24,618
Total liabilities	2,122,983	2,017,479

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,720,389 and 12,721,959 shares issued and 8,971,460 and 9,102,831 shares outstanding, respectively	127	127
Common stock warrant	-	-
Additional paid-in capital	125,877	125,734
Accumulated other comprehensive income, net of tax of $2,703 and $1,950, respectively	5,020	3,622
Retained earnings	230,132	219,737
Treasury stock, at cost, 3,748,929 and 3,619,128 shares respectively	(74,540)	(69,023)
Total stockholders’ equity	286,616	280,197

Total liabilities and stockholders’ equity	$2,409,599	$2,297,676

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest Income
Loans	$19,666	$18,139	$38,978	$36,026
Investment securities:
Taxable	781	918	1,624	1,832
Non-taxable	762	803	1,549	1,581
Interest-bearing deposits	134	41	183	80
FHLB stock dividends	137	136	276	275
Total interest income	21,480	20,037	42,610	39,794
Interest Expense
Deposits	1,545	1,312	2,978	2,584
FHLB advances and other	321	173	618	283
Subordinated debentures	182	150	357	297
Notes payable	36	37	73	75
Total interest expense	2,084	1,672	4,026	3,239
Net interest income	19,396	18,365	38,584	36,555
Provision for loan losses	53	-	417	120
Net interest income after provision for loan losses	19,343	18,365	38,167	36,435
Non-interest Income
Service fees and other charges	2,799	2,690	5,443	5,219
Insurance commissions	2,504	2,344	5,640	5,483
Mortgage banking income	1,764	1,793	3,303	3,568
Gain on sale of non-mortgage loans	411	197	456	233
Gain on sale or call of securities	227	-	358	-
Trust income	409	367	836	725
Income from Bank Owned Life Insurance	230	212	461	420
Other non-interest income	231	206	714	443
Total non-interest income	8,575	7,809	17,211	16,091
Non-interest Expense
Compensation and benefits	9,770	9,182	19,955	18,105
Occupancy	1,828	1,809	3,613	3,573
FDIC insurance premium	329	319	656	670
Financial institutions tax	447	411	893	893
Data processing	1,641	1,599	3,101	3,121
Amortization of intangibles	147	162	304	379
Other non-interest expense	3,185	3,314	6,099	6,953
Total non-interest expense	17,347	16,796	34,621	33,694
Income before income taxes	10,571	9,378	20,757	18,832
Federal income taxes	3,307	2,815	6,324	5,668
Net Income	$7,264	$6,563	$14,433	$13,164

Earnings per common share (Note 6)
Basic	$0.81	$0.71	$1.61	$1.42
Diluted	$0.80	$0.70	$1.59	$1.39
Dividends declared per share (Note 5)	$0.22	$0.20	$0.44	$0.375
Average common shares outstanding (Note 6)
Basic	8,968	9,268	8,981	9,251
Diluted	9,036	9,349	9,050	9,483

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$7,264	$6,563	$14,433	$13,164

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	1,059	(3,839)	2,509	(2,337)
Reclassification adjustment for security (gains) losses included in net income(1)	(227)	-	(358)	-
Income tax benefit (expense)	(291)	1,344	(753)	817
Other comprehensive income (loss)	541	(2,495)	1,398	(1,520)

Comprehensive income	$7,805	$4,068	$15,831	$11,644

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended June 30, 2016 and 2015 was $79 and $0, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the six months ended June 30, 2016 and 2015 was $125 and $0, respectively.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

						Accumulated
		Common		Common	Additional	Other			Total
	Preferred	Stock	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares	Stock	Warrant	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2016	$-	9,102,831	$127	$-	$125,734	$3,622	$219,737	$(69,023)	$280,197
Net income							14,433		14,433
Other comprehensive income						1,398			1,398
Stock option expense					120				120
Shares issued under stock option plan, net of 1,570 repurchased and retired		25,350			(23)		(26)	539	490
Restricted share activity under stock incentive plans		10,405			34		(72)	225	187
Shares issued direct purchases		620			12			12	24
Shares repurchased		(167,746)						(6,293)	(6,293)
Common stock dividends declared							(3,940)		(3,940)
Balance at June 30, 2016	$-	8,971,460	$127	$-	$125,877	$5,020	$230,132	$(74,540)	$286,616

Balance at January 1, 2015	$-	9,234,534	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505
Net income							13,164		13,164
Other comprehensive loss						(1,520)			(1,520)
Stock option expense					59				59
Warrant repurchase				(878)	(11,101)				(11,979)
Shares issued under stock option plan, net of 12,844 repurchased and retired		62,410			213		(312)	1,360	1,261
Restricted share activity under stock incentive plans		15,006			(223)		185	270	232
Shares issued direct purchases		1,090			17			21	38
Shares repurchased		(37,857)						(1,264)	(1,264)
Common stock dividends declared							(3,468)		(3,468)
Balance at June 30, 2015	$-	9,275,183	$127	$-	$125,231	$2,594	$210,169	$(62,093)	$276,028

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net income	$14,433	$13,164
Items not requiring (providing) cash
Provision for loan losses	417	120
Depreciation	1,665	1,624
Amortization of mortgage servicing rights, net of impairment recoveries	870	690
Amortization of core deposit and other intangible assets	304	379
Net amortization of premiums and discounts on loans and deposits	175	231
Amortization of premiums and discounts on securities	411	376
Loss on write-downs of property, plant and equipment	-	426
Change in deferred taxes	46	(428)
Proceeds from the sale of loans held for sale	101,985	108,174
Originations of loans held for sale	(107,942)	(111,707)
Gain from sale of loans	(2,876)	(2,764)
Gain from sale or call of securities	(358)	-
(Gain)/Loss on sale or write-down of real estate and other assets held for sale	(272)	259
Stock option expense	120	59
Restricted stock expense	187	232
Income from bank owned life insurance	(461)	(420)
Excess tax benefits from share-based compensation	(130)	-
Changes in:
Accrued interest receivable	(250)	(167)
Other assets	(4,312)	(1,223)
Other liabilities	1,166	467
Net cash provided by operating activities	5,178	9,492

Investing Activities
Proceeds from maturities of held-to-maturity securities	45	55
Proceeds from maturities, calls and pay-downs of available-for-sale securities	17,877	15,648
Proceeds from sale of real estate and other assets held for sale	902	1,690
Proceeds from the sale of available-for-sale securities	8,515	-
Proceeds from sale of non-mortgage loans	10,945	501
Purchases of available-for-sale securities	(15,476)	(16,051)
Proceeds from Federal Home Loan Bank stock redemption	1	-
Purchase of bank-owned life insurance	-	(4,000)
Purchases of premises and equipment, net	(1,028)	(1,214)
Net increase in loans receivable	(70,132)	(59,803)
Net cash used in investing activities	(48,351)	(63,174)

Financing Activities
Net increase in deposits and advance payments by borrowers	83,345	2,760
Repayment of Federal Home Loan Bank advances	(477)	(7,494)
Proceeds from Federal Home Loan Bank advances	25,000	27,000
Decrease in securities sold under repurchase agreements	(4,199)	(522)
Repayment of warrants	-	(11,979)
Proceeds from exercise of stock options	490	1,261
Proceeds from direct stock sales	24	38
Cash dividends paid on common stock	(3,940)	(3,468)
Net cash paid for repurchase of common stock	(6,293)	(1,264)
Net cash provided by financing activities	93,950	6,332
Increase (decrease) in cash and cash equivalents	50,777	(47,350)
Cash and cash equivalents at beginning of period	79,769	112,936
Cash and cash equivalents at end of period	$130,546	$65,586

Supplemental cash flow information:
Interest paid	$3,975	$3,218
Income taxes paid	$5,900	$5,200
Transfers from loans to real estate and other assets held for sale	$431	$872
Securities purchased but not yet settled	$357	$-

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

June 30, 2016 and 2015

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

The consolidated condensed statement of financial condition at December 31, 2015 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K, for the year ended December 31, 2015.

The accompanying consolidated condensed financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2015 Annual Report on Form 10-K for the year ended December 31, 2015. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

Newly Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt ASU 2016-09 in the second quarter of 2016. As a result of adoption, net income for the first quarter of 2016 was revised to reflect a $99,000 reduction to tax expense, which increased net income by $99,000 and a credit to tax expense was recorded in the second quarter of 2016. Also as a result of adoption, the Company is accounting for forfeitures as they occur and the amounts previously recorded in equity are prospectively being recorded as income tax benefits. The excess income tax benefits are reflected in the operating activities in the Consolidated Condensed Statements of Cash Flows.

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

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the Consolidated Financial Statements and disclosures.

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

Appraisals for both collateral - dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.  Appraisal values are discounted from 0% to 20% to account for other factors that may impact the value of collateral. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used, which include:  physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$3,013	$-	$3,013
Mortgage-backed - residential	-	61,266	-	61,266
REMICs	-	1,522	-	1,522
Collateralized mortgage obligations-residential	-	65,942	-	65,942
Preferred stock	1	-	-	1
Corporate bonds	-	11,020	-	11,020
Obligations of state and political subdivisions	-	85,210	-	85,210
Mortgage banking derivative - asset	-	1,294	-	1,294
Mortgage banking derivative - liability	-	(306)	-	(306)

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$2,994	$-	$2,994
Mortgage-backed - residential	-	64,654	-	64,654
REMICs	-	1,620	-	1,620
Collateralized mortgage obligations-residential	-	71,799	-	71,799
Preferred stock	1	-	-	1
Corporate bonds	-	4,977	-	4,977
Obligations of state and political subdivisions	-	90,390		90,390
Mortgage banking derivative - asset	-	558	-	558

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$250	$250
Multi Family Residential	-	-	76	76
Commercial Real Estate	-	-	4,362	4,362
Commercial loans	-	-	123	123
Home Equity and Improvement	-	-	80	80
Total Impaired loans	-	-	4,891	4,891

Mortgage servicing rights	-	3,248	-	3,248
Real estate held for sale
Residential	-	-	-	-
Commercial Real Estate	-	-	130	130
Total real estate held for sale	-	-	130	130

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$398	$398
Multi Family Residential	-	-	91	91
Commercial Real Estate	-	-	4,575	4,575
Commercial loans			-	-
Home Equity and Improvement	-	-	82	82
Total impaired loans	-	-	5,146	5,146

Mortgage servicing rights	-	872	-	872
Real estate held for sale
Residential	-	-	-	-
Commercial Real Estate	-	-	280	280
Total Real Estate held for sale	-	-	280	280

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$4,891	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-40%	11%

Real estate held for sale – Applies to all classes	$130	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20%	20%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $4.9 million, with a $16,000 valuation allowance and a fair value of $5.1 million, with an $8,000 valuation allowance at June 30, 2016 and December 31, 2015, respectively. A provision recovery of $79,000 and $198,000 for the three months and six months ended June 30, 2016 and a provision recovery of $98,000 and $719,000 for the three months and six months ended June 30, 2015, were included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $3.2 million with a valuation allowance of $770,000 and a fair value of $872,000 with a valuation allowance of $645,000 at June 30, 2016 and December 31, 2015, respectively. A charge of $104,000 and $125,000 for the three and six months ended June 30, 2016 and a recovery of $141,000 and $167,000 for the three and six months ended June 30, 2015, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $0 and $53,000 for the three and six months ended June 30, 2016, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was $182,000 and $705,000 for the three and six months ended June 30, 2015.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2016 and December 31, 2015. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2016.

		Fair Value Measurements at June 30, 2016 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$130,546	$130,546	$130,546	$-	$-
Investment securities	228,172	228,173	1	228,172	-
Federal Home Loan Bank Stock	13,800	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,848,597	1,863,425	-	14,027	1,849,398
Accrued interest receivable	6,421	6,421	8	811	5,602

Financial Liabilities:
Deposits	$1,920,270	$1,925,357	$442,811	$1,482,546	$-
Advances from Federal Home Loan Bank	84,425	85,058	-	85,058	-
Securities sold under repurchase agreements	52,989	52,989	-	52,989	-
Subordinated debentures	36,083	35,380	-	-	35,380

		Fair Value Measurements at December 31, 2015 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,769	$79,769	$79,769	$-	$-
Investment securities	236,678	236,680	1	236,679	-
Federal Home Loan Bank Stock	13,801	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,782,358	1,784,998	-	5,899	1,779,099
Accrued interest receivable	6,171	6,171	7	846	5,318

Financial Liabilities:
Deposits	$1,836,137	$1,840,464	$420,691	$1,419,773	$-
Advances from Federal Home Loan Bank	59,902	59,653	-	59,653	-
Securities sold under repurchase agreements	57,188	57,188	-	57,188	-
Subordinated debentures	36,083	35,305	-	-	35,305

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

As of June 30, 2016, 65,800 options had been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In each of the years 2014-2016, the Company approved a Short-Term Incentive Plan (“STIP”) and a Long-Term Incentive Plan (“LTIP”) for selected senior members of management.

Under the 2014 and 2015 STIPs, the participants could earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The 2016 STIP allows participants to earn up to 10% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year. The participants are required to be employed on the day of payout in order to receive such payment.

Under each LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 30,538; 24,757; and 24,526 RSU’s to the participants in the 2014, 2015 and 2016 LTIPs, respectively, effective January 1 in the year the award is made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive such payment.

A total of 7,011 RSU’s were issued to the participants of the 2013 LTIP in the first quarter of 2016 for the year three performance period ended December 31, 2015.

In the six months ended June 30, 2016, the Company also granted 2,022 restricted shares to employees. 1,000 of the shares have a one-year vesting period and the remaining 1,022 shares have a 4 year vesting period. The fair value of all granted restricted shares was determined by the stock price on the date of the grant.

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

The fair value of stock options granted during the six months ended June 30, 2016 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Six Months Ended
	June 30, 2016	June 30, 2015
Expected average risk-free rate	2.24%	2.04%
Expected average life	10.00 years	10.00 years
Expected volatility	41.00%	42.00%
Expected dividend yield	2.33%	2.10%

The weighted-average fair value of options granted was $13.95 for the six months ended June 30, 2016 and $13.13 for the six months ended June 30, 2015.

Following is activity under the plans during the six months ended June 30, 2016:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2016	86,220	$20.27
Forfeited or cancelled	-	-
Exercised	(26,920)	20.59
Granted	6,500	37.78
Options outstanding, June 30, 2016	65,800	$21.86	3.81	$1,118
Vested or expected to vest at June 30, 2016	65,800	$21.86	3.81	$1,118
Exercisable at June 30, 2016	48,000	$17.88	2.04	$1,006

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in 000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds of options exercised	$200	$1,718	$490	$2,777
Related tax benefit recognized	36	139	110	230
Intrinsic value of options exercised	161	877	488	1,619

As of June 30, 2016, there was $199,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 3.67 years.

At June 30, 2016, 75,468 RSU’s and 12,161 stock grants were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established with the plan documents. A total expense of $707,000 was recorded during the six months ended June 30, 2016 compared to an expense of $477,000 for the same period in 2015. There was approximately $367,000 included within other liabilities at June 30, 2016 related to the STIP.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2016	74,545	$25.86	10,927	$30.98
Granted	24,526	39.30	10,905	23.39
Vested	(7,011)	19.19	(9,171)	22.50
Forfeited	(16,592)	19.19	(500)	32.00
Unvested at June 30, 2016	75,468	$32.31	12,161	$32.77

The maximum amount of compensation expense that may be recorded for the 2016 STIP and the 2014, 2015 and 2016 LTIPs at June 30, 2016 is approximately $3.4 million. However, the estimated expense expected to be recorded as of June 30, 2016 based on the performance measures in the plans, is $2.3 million of which $1.3 million is unrecognized at June 30, 2016 and will be recognized over the remaining performance periods.

5. Dividends on Common Stock

First Defiance declared and paid a $0.22 common stock dividend in the first and second quarters of 2016, and declared and paid a $0.175 and $0.20 per common stock dividend in the first and second quarters of 2015, respectively.

6. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per common share – Net income	$7,264	$6,563	$14,433	$13,164
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	8,968	9,268	8,981	9,251
Effect of warrants	-	-	-	147
Effect of employee stock options and restricted share activity	68	81	69	85

Denominator for diluted earnings per common share share	9,036	9,349	9,050	9,483
Basic earnings per common share	$0.81	$0.71	$1.61	$1.42
Diluted earnings per common share	$0.80	$0.70	$1.59	$1.39

There were 12,550 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for both the three and six months ended June 30, 2016, respectively. There were 6,750 and 16,750 shares under options granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2015, respectively.

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2016	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$3,000	$13	$-	$3,013
Mortgage-backed securities – residential	59,632	1,634	-	61,266
REMICs	1,483	39	-	1,522
Collateralized mortgage obligations	64,401	1,576	(35)	65,942
Trust preferred securities and preferred stock	-	1	-	1
Corporate bonds	10,984	47	(11)	11,020
Obligations of state and political subdivisions	80,106	5,104	-	85,210
Totals	$219,606	$8,414	$(46)	$227,974

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$13	$-	$-	$13
FNMA certificates	65	2	(1)	66
GNMA certificates	27	-	-	27
Obligations of state and political subdivisions	93	-	-	93
Totals	$198	$2	$(1)	$199

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2015	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$3,000	$1	$(7)	$2,994
Mortgage-backed securities - residential	63,815	898	(59)	64,654
REMICs	1,592	28	-	1,620
Collateralized mortgage obligations	71,176	976	(353)	71,799
Preferred stock	-	1	-	1
Corporate bonds	4,955	39	(17)	4,977
Obligations of state and political subdivisions	85,680	4,712	(2)	90,390
Total Available-for-Sale	$230,218	$6,655	$(438)	$236,435

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$14	$-	$-	$14
FNMA certificates	74	2	(1)	75
GNMA certificates	31	1	-	32
Obligations of states and political subdivisions	124	-	-	124
Total Held-to-Maturity	$243	$3	$(1)	$245

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at June 30, 2016 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$2,718	$2,751	$-	$-
Due after one year through five years	19,075	19,436	93	93
Due after five years through ten years	32,113	34,256	-	-
Due after ten years	40,184	42,801	-	-
MBS/CMO	125,516	128,730	105	106
	$219,606	$227,974	$198	$199

Investment securities with a carrying amount of $148.5 million at June 30, 2016 were pledged as collateral on public deposits, securities sold under repurchase agreements and Federal Reserve discount window.

As of June 30, 2016, the Company’s investment portfolio consisted of 348 securities, 8 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at June 30, 2016 and December 31, 2015:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At June 30, 2016
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$2,749	$(35)	$2,749	$(35)
Corporate bonds	989	(11)	-	-	989	(11)
Held to maturity securities:
FNMA certificates	32	(1)	-	-	32	(1)
Total temporarily impaired securities	$1,021	$(12)	$2,749	$(35)	$3,770	$(47)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2015
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$993	$(7)	$-	$-	$993	$(7)
Collateralized mortgage obligations	12,374	(150)	8,158	(203)	20,532	(353)
Corporate bonds	983	(17)	-	-	983	(17)
Obligations of state and political subdivisions	-	-	433	(2)	433	(2)
Mortgage-backed securities-residential	12,525	(59)	-	-	12,525	(59)
Held to maturity securities:
FNMA certificates	13	(1)	-	-	13	(1)
Total temporarily impaired securities	$26,888	$(234)	$8,591	$(205)	$35,479	$(439)

Realized gains from the sales and calls of investment securities totaled $227,000 ($148,000 after tax) in the second quarter of 2016, while there were no realized gains in the second quarter of 2015. There were realized gains from the sales and calls of investment securities totaling $358,000 ($233,000 after tax) for the first six months of 2016 compared to no realized gains for the first six months of 2015.

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

During the first six months of 2016 and 2015, management determined there was no OTTI.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Proceeds	$3,155	$-	$8,515	$-
Gross realized gains	227	-	358	-
Gross realized losses	-	-	-	-

8. Loans

Loans receivable consist of the following:

	June 30, 2016	December 31, 2015
Real Estate:	(In Thousands)

Secured by 1-4 family residential	$206,861	$205,330
Secured by multi-family residential	193,016	167,558
Secured by commercial real estate	808,299	780,870
Construction	161,282	163,877
	1,369,458	1,317,635
Other Loans:
Commercial	428,599	419,349
Home equity and improvement	116,685	116,962
Consumer finance	16,690	16,281
	561,974	552,592
Total loans	1,931,432	1,870,227
Deduct:
Undisbursed loan funds	(68,850)	(66,902)
Net deferred loan origination fees and costs	(1,179)	(1,108)
Allowance for loan loss	(25,948)	(25,382)
Totals	$1,835,455	$1,776,835

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended June 30, 2016 and 2015 by portfolio segment (In Thousands):

Quarter Ended June 30, 2016	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,109	$2,250	$11,644	$489	$5,820	$2,232	$124	$25,668
Charge-Offs	(37)	0	0	0	(19)	(66)	(17)	(139)
Recoveries	34	0	229	0	56	34	13	366

Provisions	(267)	115	(969)	144	883	78	69	53
Ending Allowance	$2,839	$2,365	$10,904	$633	$6,740	$2,278	$189	$25,948

Quarter Ended June 30, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,483	$2,554	$11,684	$303	$6,766	$1,420	$92	$25,302
Charge-Offs	(12)	(114)	(31)	0	(23)	(187)	(13)	(380)
Recoveries	54	0	167	0	173	51	17	462

Provisions	352	(171)	276	5	(1,349)	823	64	0
Ending Allowance	$2,877	$2,269	$12,096	$308	$5,567	$2,107	$160	$25,384

The following table discloses allowance for loan loss activity for the year-to-date periods ended June 30, 2016 and June 30, 2015 by portfolio segment and impairment method (In Thousands):

Year-to-date Period Ended June 30, 2016	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382
Charge-Offs	(92)	(0)	(13)	0	(355)	(96)	(17)	(573)
Recoveries	120	0	406	0	75	73	48	722
Provisions	(401)	214	(1,261)	116	1,765	(3)	(13)	417
Ending Allowance	$2,839	$2,365	$10,904	$633	$6,740	$2,278	$189	$25,948

Year-to-date Period Ended June 30, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766
Charge-Offs	(90)	(114)	(186)	0	(25)	(230)	(16)	(661)
Recoveries	73	0	764	0	213	80	29	1,159
Provisions	400	(70)	250	87	(1,130)	553	30	120
Ending Allowance	$2,877	$2,269	$12,096	$308	$5,567	$2,107	$160	$25,384

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$125	$1	$108	$-	$14	$40	$-	$288

Collectively evaluated for impairment	2,714	2,364	10,796	633	6,726	2,238	189	25,660

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,839	$2,365	$10,904	$633	$6,740	$2,278	$189	$25,948

Loans:

Loans individually evaluated for impairment	$7,113	$4,021	$15,920	$-	$3,564	$1,638	$64	$32,320

Loans collectively evaluated for impairment	200,037	189,160	794,596	92,221	426,304	115,584	16,622	1,834,524

Loans acquired with deteriorated credit quality	-	-	147	-	13	-	-	160

Total ending loans balance	$207,150	$193,181	$810,663	$92,221	$429,881	$117,222	$16,686	$1,867,004

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,774	$36	$34	$3,900	$75	$73
Residential Non Owner Occupied	3,211	31	31	3,384	66	65
Total Residential Real Estate	6,985	67	65	7,284	141	138
Construction	-	-	-	-	-	-
Multi-Family	4,063	24	24	4,328	54	54
CRE Owner Occupied	7,169	42	37	8,130	104	85
CRE Non Owner Occupied	4,900	52	53	4,659	105	102
Agriculture Land	1,838	15	2	2,716	50	14
Other CRE	1,675	14	14	1,548	18	18
Total Commercial Real Estate	15,582	123	106	17,053	277	219
Commercial Working Capital	1,535	15	7	1,524	30	22
Commercial Other	1,783	9	9	3,014	28	27
Total Commercial	3,318	24	16	4,538	58	49
Home Equity and Improvement	1,699	13	13	1,724	28	28
Consumer Finance	68	1	1	71	2	2
Total Impaired Loans	$31,715	$252	$225	$34,998	$560	$490

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,819	$68	$67	$5,905	$136	$135
Residential Non Owner Occupied	4,027	38	39	4,187	79	79
Total Residential Real Estate	9,846	106	106	10,092	215	214
Construction	-	-	-	75	2	2
Multi-Family	2,408	5	6	2,435	13	14
CRE Owner Occupied	6,711	41	29	6,612	78	68
CRE Non Owner Occupied	9,452	111	129	9,820	244	264
Agriculture Land	2,228	25	15	1,494	32	28
Other CRE	2,118	16	16	2,280	26	25
Total Commercial Real Estate	20,509	193	189	20,206	380	385
Commercial Working Capital	1,537	14	12	1,702	27	25
Commercial Other	3,622	13	17	3,731	26	35
Total Commercial	5,159	27	29	5,433	53	60
Home Equity and Improvement	2,409	21	21	2,305	41	41
Consumer Finance	65	1	1	54	1	1
Total Impaired Loans	$40,396	$353	$352	$40,600	$705	$717

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,498	$1,477	$-	$1,383	$1,360	$-
Residential Non Owner Occupied	1,889	1,882	-	2,147	2,141	-
Total 1-4 Family Residential Real Estate	3,387	3,359	-	3,530	3,501	-
Multi-Family Residential Real Estate	4,112	3,965	-	3,463	3,313	-
CRE Owner Occupied	5,856	5,565	-	4,869	4,520	-
CRE Non Owner Occupied	4,012	3,772	-	7,932	7,685	-
Agriculture Land	1,775	1,802	-	3,546	3,596	-
Other CRE	1,282	1,177	-	4,076	4,046	-
Total Commercial Real Estate	12,925	12,316	-	20,423	19,847	-
Construction	-	-	-	-	-	-
Commercial Working Capital	1,525	1,490	-	1,644	1,648	-
Commercial Other	1,823	1,649	-	3,573	3,607	-
Total Commercial	3,348	3,139	-	5,217	5,255	-

Home Equity and Improvement	825	780	-	817	772	-
Consumer Finance	48	48	-	60	59	-

Total loans with no allowance recorded	$24,645	$23,607	$-	$33,510	$32,747	$-

With an allowance recorded:
Residential Owner Occupied	$2,448	$2,421	$97	$2,918	$2,837	$188
Residential Non Owner Occupied	1,327	1,333	28	1,231	1,236	13
Total 1-4 Family Residential Real Estate	3,775	3,754	125	4,149	4,073	201
Multi-Family Residential Real Estate	55	56	1	-	-	-
CRE Owner Occupied	2,336	1,875	85	3,250	2,767	132
CRE Non Owner Occupied	1,304	1,234	16	385	308	2
Agriculture Land	68	71	-	68	69	2
Other CRE	844	424	7	926	502	3
Total Commercial Real Estate	4,552	3,604	108	4,629	3,646	139
Construction	-	-	-	-	-	-
Commercial Working Capital	207	208	11	594	596	62
Commercial Other	214	217	3	252	256	1
Total Commercial	421	425	14	846	852	63
Home Equity and Home Improvement	863	858	40	724	719	34
Consumer Finance	16	16	-	12	12	-
Total loans with an allowance recorded	$9,682	$8,713	$288	$10,360	$9,302	$437

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	June 30, 2016	December 31, 2015
	(In Thousands)
Non-accrual loans	$16,423	$16,261
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	16,423	16,261
Real estate and other assets held for sale	1,079	1,321
Total non-performing assets	$17,502	$17,582
Troubled debt restructuring, still accruing	$9,648	$11,178

The following table presents the aging of the recorded investment in past due and non accrual loans as of June 30, 2016 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$138,939	$54	$775	$401	$1,230	$1,437
Residential Non Owner Occupied	66,218	199	220	344	763	1,268
Total 1-4 Family Residential Real Estate	205,157	253	995	745	1,993	2,705
Multi-Family Residential Real Estate	191,257	-	-	1,924	1,924	2,294

CRE Owner Occupied	341,301	1,040	-	978	2,018	4,787
CRE Non Owner Occupied	313,443	1,130	45	527	1,702	1,783
Agriculture Land	101,893	-	-	28	28	896
Other Commercial Real Estate	50,029	-	-	249	249	1,042

Total Commercial Real Estate	806,666	2,170	3,890	1,782	3,997	8,508

Construction	92,221	-	-	-	-	-

Commercial Working Capital	187,734	1,534	69	9	1,612	503
Commercial Other	239,092	812	-	631	1,443	1,727

Total Commercial	426,826	2,346	69	640	3,055	2,230

Home Equity and Improvement	116,557	536	115	14	665	678
Consumer Finance	16,637	49	-	-	49	16

Total Loans	$1,855,321	$5,354	$1,224	$5,105	$11,683	$16,431

The following table presents the aging of the recorded investment in past due and non accrual loans as of December 31, 2015 by class of loans (In Thousands):

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

Troubled Debt Restructurings

As of June 30, 2016 and December 31, 2015, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $15.2 million and $17.6 million, respectively. The Company allocated $262,000 and $335,000 of specific reserves to those loans at June 30, 2016 and December 31, 2015, and has committed to lend additional amounts totaling up to $81,000 and $48,000 at June 30, 2016 and December 31, 2015, respectively.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ending June 30, 2016 and June 30, 2015:

	Loans Modified as a TDR for the Three Months Ended June 30, 2016 ($ in thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2016 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	4	$115	5	$124
1-4 Family Non Owner Occupied	0	-	2	124
Multi Family	1	55	1	55
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	2	671	2	671
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	1	226	1	226
Commercial Other	1	606	1	606
Home Equity and Improvement	2	56	5	325
Consumer Finance	1	6	3	9
Total	12	$1,735	20	$2,140

The loans described above decreased the ALLL by $29,000 in the three month period ending June 30, 2016 and $43,000 in the six month period ending June 30, 2016.

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

The loans described above increased the allowance for loan loss by $53,000 in the three month period ending June 30, 2015 and increased the allowance for loan loss by $116,000 in the six month period ending June 30, 2015.

Of the 2016 modifications, nine were made TDRs due to the fact that the borrower has been in bankruptcy, one was made a TDR due to an interest only period, three were made TDRs due to advancing funds to a watchlist credit, three were to extend the maturity of the loan, one was to term out a line of credit and five were made to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and six month periods ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30, 2016 ($ in thousands)		Six Months Ended June 30, 2016 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	1	15	1	15
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	0	-
Commercial Other	0	-	0	-
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	1	$15	1	$15

The TDRs that subsequently defaulted described above had no effect on the allowance for loan losses for the three and six month periods ended June 30, 2016.

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

The TDRs that subsequently defaulted described above had no effect on the allowance for loan losses for the three and six month period ended June 30, 2015.

The terms of certain other loans were modified during the period ending June 30, 2016 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 140 loans were modified under this definition during the three month period ended June 30, 2016 and a total of 203 loans were modified under this definition during the six month period ended June 30, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
1-4 Family Owner Occupied	$5,350	$120	$2,080	$-	$132,619	$140,169
1-4 Family Non Owner Occupied	56,808	1,259	3,973	-	4,941	66,981

Total 1-4 Family Real Estate	62,158	1,379	6,053	-	137,560	207,150

Multi-Family Residential Real Estate	186,747	1,909	4,409	-	116	193,181

CRE Owner Occupied	317,380	16,277	9,136	-	525	343,318
CRE Non Owner Occupied	307,586	1,004	6,545	-	10	315,145
Agriculture Land	99,447	487	1,986	-	-	101,920
Other CRE	46,810	77	2,704	-	689	50,280

Total Commercial Real Estate	771,223	17,845	20,371	-	1,2244	810,663

Construction	66,812	4,250	-	-	21,159	92,221

Commercial Working Capital	176,926	9,816	2,604	-	-	189,346
Commercial Other	231,192	6,094	3,249	-	-	240,535

Total Commercial	408,118	15,910	5,853	-	-	429,881

Home Equity and Home Improvement	-	-	662	-	116,560	117,222
Consumer Finance	-	-	16	-	16,670	16,686

Total Loans	$1,495,058	$41,293	$37,364	$-	$294,175	$1,867,890

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$5,828	$123	$2,427	$-	$131,820	$140,198
Residential Non Owner Occupied	55,169	1,420	4,439	-	4,454	65,482

Total 1-4 Family Real Estate	60,997	1,543	6,866	-	136,274	205,680

Multi-Family Residential Real Estate	163,405	498	3,675	-	117	167,695

CRE Owner Occupied	297,856	17,896	9,730	-	714	326,196
CRE Non Owner Occupied	293,057	2,143	9,595	-	15	304,810
Agriculture Land	92,262	1,947	3,903	-	-	98,112
Other CRE	47,109	469	5,739	-	492	53,809

Total Commercial Real Estate	730,284	22,455	28,967	-	1,221	782,927

Construction	76,152	2,159	-	-	18,534	96,845

Commercial Working Capital	163,071	2,497	3,540	-	-	169,108
Commercial Other	243,308	2,706	5,528	-	-	251,542

Total Commercial	406,379	5,203	9,068	-	-	420,650

Home Equity and Home Improvement	-	-	689	-	116,779	117,468
Consumer Finance	-	-	15	-	16,255	16,270

Total Loans	$1,437,217	$31,858	$49,280	$-	$289,180	$1,807,535

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $228,000 as of June 30, 2016.

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Gain from sale of mortgage loans	$1,426	$1,246	$2,420	$2,531
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	876	852	1,753	1,727
Amortization of mortgage servicing rights	(434)	(446)	(745)	(857)
Mortgage servicing rights valuation adjustments	(104)	141	(125)	167
	338	547	883	1,037

Net revenue from sale and servicing of mortgage loans	$1,764	$1,793	$3,303	$3,568

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.35 billion at June 30, 2016 and $1.34 billion at December 31, 2015.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,879	$9,832	$9,893	$9,923
Loans sold, servicing retained	461	486	758	806
Amortization	(434)	(446)	(745)	(857)
Carrying value before valuation allowance at end of period	9,906	9,872	9,906	9,872

Valuation allowance:
Balance at beginning of period	(666)	(885)	(645)	(911)
Impairment recovery (charges)	(104)	141	(125)	167
Balance at end of period	(770)	(744)	(770)	(744)
Net carrying value of MSRs at end of period	$9,136	$9,128	$9,136	$9,128
Fair value of MSRs at end of period	$9,273	$9,574	$9,273	$9,574

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company established an accrual for secondary market buy-back losses that resulted in a reversal of $9,000 and $14,000 in the second quarter of 2016 and 2015, respectively. The Company reversed $68,000 and $72,000 in the first six months of 2016 and 2015, respectively. The reversals are mainly due to no actual losses being recorded in the first six months of 2016 and 2015.

10. Deposits

A summary of deposit balances is as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)
Non-interest-bearing checking accounts	$442,811	$420,691
Interest-bearing checking and money market accounts	805,550	767,201
Savings deposits	240,316	219,655
Retail certificates of deposit less than $250,000	399,494	403,902
Retail certificates of deposit greater than $250,000	32,099	24,688
	$1,920,270	$1,836,137

11. Borrowings

First Defiance’s FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$72,000	$47,000
Putable advances	5,000	5,000
Amortizable mortgage advances	7,425	7,902
Total	$84,425	$59,902

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advance can be put back to the Company at the option of the FHLB on a quarterly basis. A $5.0 million putable advance with a weighted average rate of 2.35% was not yet callable by the FHLB at June 30, 2016. The call date for this advance is September 16, 2016 and the maturity date is March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.15% as of June 30, 2016 and 2.01% as of December 31, 2015.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.03% and 1.89% on June 30, 2016 and December 31, 2015 respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In Thousands)
At June 30, 2016
Repurchase agreements:
Mortgage-backed securities – residential	$26,289	$-	$-	$-	$26,289
Collateralized mortgage obligations	26,700	-	-	-	26,700
Total borrowings	$52,989	$-	$-	$-	$52,989
Gross amount of recognized liabilities for repurchase agreements					$52,989

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In Thousands)
At December 31, 2015
Repurchase agreements:
Mortgage-backed securities – residential	$23,998	$-	$-	$-	$23,998
Collateralized mortgage obligations	33,190	-	-	-	33,190
Total borrowings	$57,188	$-	$-	$-	$57,188
Gross amount of recognized liabilities for repurchase agreements					$57,188

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	June 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$68,507	$88,569	$80,862	$76,253
Unused lines of credit	38,718	353,874	31,991	323,171
Standby letters of credit	-	19,159	-	19,632
Total	$107,225	$461,602	$112,853	$419,056

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $40.8 million and $19.9 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at June 30, 2016 and December 31, 2015, respectively.

13. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2011. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income. As a result of adopting ASU 2016-09, a $31,000 credit to tax expense was recorded in the second quarter of 2016 and a $99,000 credit to tax expense was recorded in the first quarter of 2016.

14. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $29.6 million and $14.9 million of interest rate lock commitments at June 30, 2016 and December 31, 2015, respectively. There were $40.8 million and $19.9 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2016 and December 31, 2015, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Condition. The table below provides data about the carrying values of these derivative instruments:

	June 30, 2016			December 31, 2015
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$1,294	$(306)	$988	$558	$-	$558

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$210	$(33)	$430	$405

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

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2016:
Securities available for sale:
Change in net unrealized gain/loss during the period	$1,059	$(370)	$689
Reclassification adjustment for net gains included in net income	(227)	79	(148)
Total other comprehensive income	$832	$(291)	$541

Six months ended June 30, 2016:
Securities available for sale:
Change in net unrealized gain/loss during the period	$2,509	$(878)	$1,631
Reclassification adjustment for net gains included in net income	(358)	125	(233)
Total other comprehensive income	$2,151	$(753)	$1,398

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2015:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(3,839)	$(1,344)	$(2,495)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(3,839)	$(1,344)	$(2,495)

Six months ended June 30, 2015:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(2,337)	$(817)	$(1,520)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(2,337)	$(817)	$(1,520)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2016	$4,042	$(420)	$3,622
Other comprehensive income before reclassifications	1,631	-	1,631
Amounts reclassified from accumulated other comprehensive income	(233)	-	(233)

Net other comprehensive income during period	1,398	-	1,398

Balance June 30, 2016	$5,440	$(420)	$5,020

Balance January 1, 2015	$4,697	$(583)	$4,114
Other comprehensive income before reclassifications	(1,520)	-	(1,520)
Amounts reclassified from accumulated other comprehensive income	-	-	-

Net other comprehensive income during period	(1,520)	-	(1,520)

Balance June 30, 2015	$3,177	$(583)	$2,594

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the income statement as a component of income tax expense (benefit). The Company elected to early adopt ASU 2014-01 in January 2014. All of the Company’s investments are accounted for under the proportional amortization method, as there were no investments held prior to January of 2014. As of June 30, 2016 and December 31, 2015 the Company had $7.1 million and $4.3 million in qualified investments recorded in other assets and $4.8 million and $2.4 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of June 30, 2016, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2016	$1,261
2017	1,143
2018	1,137
2019	308
2020	179
Thereafter	778
Total Unfunded Commitments	$4,806

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
(dollars in thousands)	2016	2015
Proportional Amortization Method
Tax credits and other tax benefits recognized	$157	$118
Amortization expense in federal income taxes	119	89

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Proportional Amortization Method
Tax credits and other tax benefits recognized	$314	$236
Amortization expense in federal income taxes	238	179

There were no impairment losses of LIHTC investments for the three and six months ended June 30, 2016 and 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this quarterly report are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors. The Company assumes no obligation to update any forward-looking statements.

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

Impact of Legislation - Over the last several years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, the Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and bank and thrift holding companies, such as First Defiance. The Dodd-Frank Act relaxed rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment).

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

In July 2013 the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations, which also implement certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including First Defiance and First Federal, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $198,000 at June 30, 2016. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $228.0 million at June 30, 2016. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($3.0 million), certain municipal obligations ($85.2 million), CMOs/REMICs ($67.5 million), corporate bonds ($11.0 million), mortgage backed securities ($61.3 million).

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

Changes in Financial Condition

At June 30, 2016, First Defiance's total assets, deposits and stockholders' equity amounted to $2.41 billion, $1.92 billion and $286.6 million, respectively, compared to $2.30 billion, $1.84 billion and $280.2 million, respectively, at December 31, 2015.

Net loans receivable (excluding loans held for sale) increased $58.6 million to $1.84 billion. The variance in loans receivable between June 30, 2016 and December 31, 2015 include increases in commercial real estate loans (up $52.9 million), commercial loans (up $9.3 million), residential real estate loans (up $1.5 million) and consumer loans (up $409,000). These increases were slightly offset by decreases in construction loans (down $4.5 million), home equity loans (down $277,000).

The investment securities portfolio decreased $8.5 million to $228.2 million at June 30, 2016 from $236.7 million at December 31, 2015. The decrease is the result of $17.9 million of securities maturing or being called during the first six months of 2016 as well as sales of securities of $8.5 million. This was partially offset by purchases of $15.5 million of securities. There was an unrealized gain in the investment portfolio of $8.4 million at June 30, 2016 compared to an unrealized gain of $6.2 million at December 31, 2015 an increase of $2.2 million.

Deposits increased from $1.84 billion at December 31, 2015 to $1.92 billion as of June 30, 2016. Non-interest bearing demand deposits increased $22.1 million to $442.8 million, interest bearing demand and money market deposits increased $38.3 million to $805.6 million, and savings deposits increased $20.7 million to $240.3 million. Retail time deposits increased $3.0 million to $431.6 million.

Stockholders’ equity increased from $280.2 million at December 31, 2015 to $286.6 million at June 30, 2016. The increase in stockholders’ equity was the result of recording net income of $14.4 million, an increase in other comprehensive income of $1.4 million and a $490,000 increase due to the exercise of stock options. These were partially offset by $3.9 million of common stock dividends being paid in the first six months of 2016 and $6.3 million in repurchased common stock.

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

	Three Months Ended June 30,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,828,984	$19,716	4.34%	$1,673,750	$18,186	4.36%
Securities	224,494	1,953	3.62	245,539	2,153	3.63
Interest bearing deposits	95,296	134	0.57	58,739	41	0.28
FHLB stock	13,800	137	3.99	13,802	136	3.95
Total interest-earning assets	2,162,574	21,940	4.10	1,991,830	20,516	4.15
Non-interest-earning assets	228,490			220,773
Total assets	$2,391,064			$2,212,603

Interest-bearing liabilities:
Deposits	$1,463,086	$1,545	0.42%	$1,397,966	$1,312	0.38%
FHLB advances and other	84,506	321	1.53	39,578	173	1.75
Subordinated debentures	36,141	182	2.03	36,128	150	1.67
Securities sold under repurchase agreements	55,656	36	0.26	52,754	37	0.28
Total interest-bearing liabilities	1,639,389	2,084	0.51	1,526,426	1,672	0.44
Non-interest bearing deposits	440,053	-		382,946	-
Total including non-interest bearing demand deposits	2,079,442	2,084	0.40	1,909,372	1,672	0.35
Other non-interest-bearing liabilities	29,049			28,992
Total liabilities	2,108,491			1,938,364
Stockholders' equity	282,573			274,239
Total liabilities and stock-holders' equity	$2,391,064			$2,212,603
Net interest income; interest rate spread		$19,856	3.59%		$18,844	3.71%
Net interest margin (3)			3.71%			3.81%
Average interest-earning assets to average interest-bearing liabilities			132%			130%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,812,592	$39,079	4.34%	$1,660,404	$36,118	4.39%
Securities	229,154	4,007	3.64	243,281	4,264	3.65
Interest bearing deposits	70,026	183	0.53	57,659	80	0.28
FHLB stock	13,801	276	4.02	13,802	275	4.02
Total interest-earning assets	2,125,573	43,545	4.13	1,975,146	40,737	4.18
Non-interest-earning assets	227,061			221,135
Total assets	$2,352,634			$2,196,281

Interest-bearing liabilities:
Deposits	$1,441,783	$2,978	0.42%	$1,396,114	$2,584	0.37%
FHLB advances	81,598	618	1.52	30,534	283	1.87
Subordinated debentures	36,140	357	2.00	36,129	297	1.66
Securities sold under repurchase agreements	55,449	73	0.27	53,312	75	0.28
Total interest-bearing liabilities	1,614,970	4,026	0.50	1,516,089	3,239	0.43
Non-interest bearing deposits	427,459	-		374,533	-
Total including non-interest bearing demand deposits	2,042,429	4,026	0.40	1,890,622	3,239	0.35
Other non-interest-bearing liabilities	29,393			28,581
Total liabilities	2,071,822			1,919,203
Stockholders' equity	280,812			277,078
Total liabilities and stock-holders' equity	$2,352,634			$2,196,281
Net interest income; interest rate spread		$39,519	3.63%		$37,498	3.75%
Net interest margin (3)			3.75%			3.84%
Average interest-earning assets to average interest-bearing liabilities			132%			130%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended June 30, 2016 and 2015

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2016 was $7.3 million compared to net income of $6.6 million for the comparable period in 2015. On a per share basis, basic and diluted earnings per common share for the quarter ended June 30, 2016 were $0.81 and $0.80, respectively, compared to basic and diluted earnings per common share of $0.71 and $0.70, respectively, for the same period in 2015.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $19.4 million for the quarter ended June 30, 2016, up from $18.4 million for the same period in 2015. The tax-equivalent net interest margin was 3.71% for the quarter ended June 30, 2016, a decrease from 3.81% for the same period in 2015. The decrease in margin between the 2015 and 2016 second quarters was due to a decrease in interest-earning asset yields, which decreased to 4.10% for the quarter ended June 30, 2016, down 5 basis points from 4.15% for the same period in 2015. The cost of interest-bearing liabilities between the two periods increased 7 basis points to 0.51% in the second quarter of 2016 from 0.44% in the same period in 2015. Total average loans grew $155.2 million since June 30, 2015 while interest bearing liabilities, including non-interest bearing demand deposits, increased $170.1 million for that same period. This resulted in an increase in short-term assets that yielded 0.57% at June 30, 2016. This change in earning asset mix resulted in a lower net interest margin for the second quarter of 2016. Management is encouraged by the continued growth in loan and deposit balances and looks for additional opportunities to maintain or minimize any negative impact to its margin in this sustained low rate environment.

Total interest income increased $1.5 million to $21.5 million for the quarter ended June 30, 2016 from $20.0 million for the same period in 2015. The yield on total interest earning assets however decreased to 4.10% at June 30, 2016 from 4.15% for the same period in 2015. The loan portfolio yield decreased slightly to 4.34% at June 30, 2016 from 4.36% for the same period in 2015. Investment portfolio yields also decreased slightly to 3.62% at June 30, 2016 from 3.63% at June 30, 2015. Interest income from investments decreased to $2.0 million for the quarter ended June 30, 2016 compared to $2.2 million for the same period in 2015 due to decreased average volumes of $21.0 million year over year. Interest income from interest bearing deposits increased $93,000 to $134,000 at June 30, 2016 from $41,000. This is due to an increase in volumes of $36.6 million year over year as well as an increase in the average yield to 0.57% at June 30, 2016 from 0.28% at June 30, 2015 as a result of an increase in the fed funds rate.

Total interest expense increased by $412,000 in the second quarter of 2016 compared to the same period in 2015, to $2.1 million from $1.7 million. There was a 7 basis point increase in the average cost of interest-bearing liabilities in the second quarter of 2016. Interest expense on interest bearing deposits increased $233,000 to $1.5 million at June 30, 2016 from $1.3 million at June 30, 2015. This is due to a $65.1 million increase in volumes of interest bearing deposits year over year and a 4 basis point increase in rates on interest bearing deposits year over year. Interest expense related to FHLB advance increased by $148,000 to $321,000 in the second quarter of 2016 from $173,000 in the same period in 2015. This is due to a $44.9 million increase in volumes of FHLB advances. Despite the increase in volumes of FHLB advances, the yield decreased to 1.53% at June 30, 2016 from 1.75% at June 30, 2015. Interest expense recognized by the Company related to subordinated debentures was $182,000 in the second quarter of 2016 compared to $150,000 for the same period in 2015.

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

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserves were $288,000 at June 30, 2016 compared to $437,000 at December 31, 2015.

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

The quantitative general allowance decreased $300,000 to $9.5 million at June 30, 2016 from $9.8 million at December 31, 2015 primarily due to the roll off of a high charge-off quarter in the migration analysis resulting in a lower migration loss percentage for a majority of loan segments.

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

The qualitative analysis at June 30, 2016 indicated a general reserve of $16.2 million compared with $15.2 million at December 31, 2015. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to increase, primarily the economic factors, due to uncertain global economic conditions and related market volatility which present higher than normal risks to the U.S. economy.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.68% for construction loans to 1.93% for home equity and improvement loans at June 30, 2016.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the second quarter of 2016 was $53,000, compared to no provision expense for the same period in 2015. The allowance for loan losses was $25.9 million and $25.4 million and represented 1.39% and 1.41% of loans, net of undisbursed loan funds and deferred fees and costs, at June 30, 2016 and December 31, 2015, respectively. The provision of $53,000, charge offs of $139,000 and recoveries of $366,000, resulted in an increase to the overall allowance for loan loss of $280,000 for the second quarter of 2016. In management’s opinion, the overall allowance for loan losses of $25.9 million as of June 30, 2016 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended June 30, 2016, First Defiance had no write-downs of real estate held for sale. Management believes that the values recorded at June 30, 2016 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $37.2 million at June 30, 2016, compared to $49.1 million at December 31, 2015.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 158.0% at June 30, 2016 compared with 156.1% at December 31, 2015. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that the allowances for those loans at June 30, 2016 are appropriate. Of the $16.4 million in non-accrual loans at June 30, 2016, $9.8 million or 68.3% are less than 90 days past due.

At June 30, 2016, First Defiance had total non-performing assets of $17.5 million, compared to $17.6 million at December 31, 2015. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at June 30, 2016 and December 31, 2015 by category were as follows:

Table 1 – Nonperforming Asset

	June 30,	December 31,
	2016	2015
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$2,708	$2,610
Non-residential and multi-family residential real estate	10,799	9,848
Commercial	2,223	3,078
Construction	-	-
Home equity and improvement	677	689
Consumer Finance	16	36
Total non-performing loans	16,423	16,261

Real estate owned	1,079	1,321
Other repossessed assets	-	-
Total repossessed assets	$1,079	1,321

Total Nonperforming assets	$17,502	$17,582

Restructured loans, accruing	$9,648	$11,178

Total nonperforming assets as a percentage of total assets	0.73%	0.77%
Total nonperforming loans as a percentage of total loans*	0.90%	0.91%
Total nonperforming assets as a percentage of total loans plus REO*	0.94%	0.97%
Allowance for loan losses as a percent of total nonperforming assets	148.26%	144.36%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 0.52% of the total loans in those categories at June 30, 2016 compared to 0.73% for the same category at December 31, 2015. Non-performing loans in the commercial real estate loan category represented 1.08% of the total loans in those categories at June 30, 2016 compared to 1.04% for the same category at December 31, 2015. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Six Months Ended June 30, 2016		As of June 30, 2016
	Net Charge-offs (Recoveries)	% of Total Net Charge-offs (Recoveries)	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(28)	18.79%	$2,708	16.49%
Construction	-	0.00%	-	0.00%
Commercial real estate	(393)	263.76%	10,799	65.76%
Commercial	280	(187.92)%	2,223	13.54%
Consumer finance	(31)	20.81%	16	0.10%
Home equity and improvement	23	(15.44)%	677	4.12%
Total	$(149)	100.00%	$16,423	100.00%

	For the Six Months Ended June 30, 2015		As of June 30, 2015
	Net Charge-offs (Recoveries)	% of Total Net Charge-offs (Recoveries)	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$16	(3.21)%	$2,942	17.58%
Construction	-	0.00%	-	0.00%
Commercial real estate	(464)	93.17%	9,786	58.47%
Commercial	(188)	37.75%	3,446	20.59%
Consumer finance	(11)	2.21%	10	0.06%
Home equity and improvement	149	(29.92)%	553	3.30%
Total	$(498)	100.00%	$16,737	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	2nd 2016	1st 2016	4th 2015	3rd 2015	2nd 2015
	(In Thousands)

Allowance at beginning of period	$25,668	$25,382	$25,209	$25,384	$25,302
Provision for credit losses	53	364	43	(27)	-
Charge-offs:
Residential	37	55	8	185	11
Commercial real estate	-	13	103	64	146
Commercial	18	336	-	43	23
Consumer finance	18	-	32	5	13
Home equity and improvement	66	30	10	110	187
Total charge-offs	139	434	153	407	380
Recoveries	366	356	282	259	462
Net charge-offs (recoveries)	(227)	78	(129)	148	(82)
Ending allowance	$25,948	$25,668	$25,382	$25,209	$25,384

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,839	10.71%	$3,109	11.05%	$3,212	10.98%	$2,779	11.48%	$2,877	11.68%
Construction	633	8.35%	489	7.71%	517	8.76%	239	7.22%	308	7.98%
Commercial real estate	13,269	51.84%	13,894	52.37%	13,923	50.71%	14,397	51.55%	14,365	50.40%
Commercial	6,740	22.19%	5,820	21.85%	5,255	22.42%	5,411	22.51%	5,567	22.85%
Consumer finance	189	0.86%	124	0.83%	171	0.87%	158	0.88%	160	0.85%
Home equity and improvement	2,278	6.05%	2,232	6.19%	2,304	6.26%	2,225	6.36%	2,107	6.24%
	$25,948	100.00%	$25,668	100.00%	$25,382	100.00%	$25,209	100.00%	$25,384	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	2nd Qtr 2016	1st Qtr 2016	4th Qtr 2015	3rd Qtr 2015	2nd Qtr2015
Allowance for loan losses / loans*	1.39%	1.41%	1.41%	1.45%	1.49%
Allowance for loan losses to net charge-offs	-11430.84%	32907.69%	-19675.97%	17033.11%	-30956.10%
Allowance for loan losses / non-performing assets	148.26%	136.40%	144.36%	116.99%	114.82%
Allowance for loan losses / non-performing loans	158.00%	144.96%	156.09%	151.75%	151.66%
Non-performing assets / loans plus REO*	0.94%	1.03%	0.97%	1.24%	1.29%
Non-performing assets / total assets	0.73%	0.80%	0.77%	0.97%	1.01%
Net charge-offs / average loans (annualized)	-0.05%	0.02%	-0.03%	0.03%	-0.02%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $766,000 in the second quarter of 2016 to $8.6 million from $7.8 million for the same period in 2015.

Service Fees. Service fees and other charges increased by $109,000 or 4.1% in the second quarter of 2016 compared to the same period in 2015 due mainly to increased deposit accounts and balances.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending June 30, 2016 and 2015 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $588,000 and $705,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $20,000 at June 30, 2016, $18,000 at December 31, 2015 and $26,000 at June 30, 2015.

Mortgage Banking Activity. Mortgage banking income was $1.8 million in the second quarter of 2016, even with $1.8 million in the second quarter of 2015. Mortgage originations totaled $76.0 million in the second quarter of 2016, up seasonally from the first quarter of 2016 but down slightly from $76.9 million in the same quarter last year. Gains from the sale of mortgage loans increased in the second quarter of 2016 to $1.4 million from $1.2 million in the second quarter of 2015. Mortgage loan servicing revenue was $876,000 in the second quarter of 2016, up slightly from $852,000 in the second quarter of 2015. First Defiance had a negative change in the valuation adjustment in mortgage servicing assets of $104,000 in the second quarter of 2016 compared with a positive adjustment of $141,000 in the second quarter of 2015.

Sale of Non Mortgage Loans. Gain on the sale of non-mortgages, which includes SBA and FSA loans, totaled $411,000 in the second quarter 2016 compared to $197,000 in the second quarter 2015, an increase of $214,000 mainly due to an increase in loan volume.

Insurance Sales Commissions. Income from the sale of insurance and investment products was $2.5 million in the second quarter of 2016 compared to $2.3 million for the same period in 2015, an increase of $160,000. Most of this increase is attributable to the Buckeye acquisition that closed late in the third quarter of 2015.

Gain on Sale of Securities. The second quarter of 2016 included gains of $227,000 from the sale or call of securities, compared to no gains or losses in the second quarter of 2015.

Non-Interest Expense.

Non-interest expense increased to $17.3 million for the second quarter of 2016 compared to $16.8 million for the same period in 2015.

Compensation and Benefits. Compensation and benefits increased to $9.8 million for the quarter ended June 30, 2016 from $9.2 million for the same period in 2015. The increase is mainly attributable to higher costs for health benefit plans, merit increases and new staff to support of our growth strategies.

Other Non-interest Expense. Other non-interest expense of $3.2 million in the second quarter of 2016 was down slightly from $3.3 million in the second quarter of 2015. The decrease was primarily due to OREO write-downs of $182,000 in the second quarter of 2015 compared to no write-downs in the second quarter of 2016.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the second quarter of 2016 was 61.51% compared to 63.02% for the same period in 2015.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 31.28% for the quarter ended June 30, 2016 compared to 30.02% for the same period in 2015. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities and bank-owned life insurance (“BOLI”). The earnings on tax-exempt securities and BOLI are not subject to federal income tax. As a result of adopting ASU 2016-09, a $31,000 credit to tax expense was recorded in the second quarter of 2016 and a $99,000 credit to tax expense was recorded in the first quarter of 2016.

Six Months Ended June 30, 2016 and 2015

On a consolidated basis, First Defiance’s net income for the six months ended June 30, 2016 was $14.4 million compared to income of $13.2 million for the same period in 2015. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2016 were $1.61 and $1.59, respectively, compared to basic and diluted earnings per common share of $1.42 and $1.39, respectively, for the same period in 2015.

Net Interest Income

Net interest income was $38.6 million for the six months ended June 30, 2016 compared to $36.6 million for the same period in 2015. For the six month period ended June 30, 2016, total interest income was $42.6 million compared to $39.8 million for the same period in 2015.

Interest expense increased by $787,000 to $4.0 million for the six months ended June 30, 2016 compared to $3.2 million for the same period in 2015.

Net interest margin for the first six months of 2016 was 3.75%; a decrease of 9 basis points from the 3.84% margin reported in the six month period ended June 30, 2015.

Provision for Loan Losses

The provision for loan losses was $417,000 for the six months ended June 30, 2016, compared to $120,000 during the six months ended June 30, 2015. Charge-offs for the first half of 2016 were $573,000 and recoveries of previously charged off loans totaled $722,000 for net recoveries of $149,000. By comparison, $661,000 of charge-offs were recorded in the same period of 2015 and $1.2 million of recoveries were realized for net recoveries of $498,000.

Non-Interest Income

Total non-interest income increased $1.1 million to $17.2 million for the six months ended June 30, 2016 from $16.1 million recognized for the same period in 2015.

Service Fees. Service fees and other charges were $5.4 million for the first six months of 2016, up from $5.2 million for the same period in 2015.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $265,000 to $3.3 million for the six months ended June 30, 2016 from $3.6 million for the same period in 2015. Gains realized from the sale of mortgage loans decreased $111,000 to $2.4 million for the first six months of 2016 from $2.5 million for the same period in 2015. Mortgage loan servicing revenue remained flat at $1.7 million in both the first half of 2016 and the same period in 2015. The decrease in gains realized from the sale of mortgage loans was offset by a $112,000 decrease in the amortization of mortgage servicing rights. The Company recorded a negative valuation adjustment of $125,000 in the first six months of 2016 compared to a positive adjustment of $167,000 in the first six months of 2015.

Sale of Non Mortgage Loans. Gain on the sale of non-mortgages, which includes SBA and FSA loans, totaled $456,000 in the first six months of 2016 compared to $233,000 in the same period of 2015, an increase of $223,000.

Gain on Sale of Securities. First Defiance recorded a gain on the sale or call of securities of $358,000 in the first six months of 2016 compared with no securities gains or losses during the same period of 2015.

Non-Interest Expense

Non-interest expense was $34.6 million for the first six months of 2016, up from $33.7 million for the same period in 2015.

Compensation and Benefits. Compensation and benefits increased to $20.0 million for the six months ended June 30, 2016 compared to $18.1 million for the same period in 2015. The increase is mainly related to merit increases, staff additions to support growth strategies and higher medical insurance costs.

Other Non-Interest Expenses. Other non-interest expenses decreased $854,000 to $6.1 million for the first six months of 2016 from $7.0 million for the same period in 2015. The decrease in other non-interest expense is primarily due to write downs of $705,000 relating to real estate owned properties in the first six months of 2015 compared to only $53,000 in the first six months of 2016.

The efficiency ratio for the first six months of 2016 was 61.42% compared to 62.87% for the same period in 2015.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $5.2 million of cash provided by operating activities during the first six months of 2016.

At June 30, 2016, First Federal had $157.1 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $411.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at June 30, 2016, First Federal had commitments to sell $40.8 million of mortgage loans. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

The Company met each of the well capitalized ratio guidelines at June 30, 2016. The following table indicates the capital ratios for First Defiance and First Federal at June 30, 2016 and December 31, 2015. (In Thousands):

June 30, 2016
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$223,294	10.63%	$94,566	4.5%	N/A	N/A
First Federal	$243,469	11.58%	$94,590	4.5%	$136,630	6.5%

Tier 1 Capital (1)
Consolidated	$258,294	11.12%	$92,906	4.0%	N/A	N/A
First Federal	$243,469	10.51%	$92,677	4.0%	$115,847	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$258,294	12.29%	$126,088	6.0%	N/A	N/A
First Federal	$243,469	11.58%	$126,120	6.0%	$168,160	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$284,242	13.53%	$168,118	8.0%	N/A	N/A
First Federal	$269,418	12.82%	$168,160	8.0%	$210,200	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.32 billion for consolidated and the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.10 billion for consolidated and the Bank.

December 31, 2015
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$218,297	10.71%	$91,710	4.5%	N/A	N/A
First Federal	$236,625	11.61%	$91,678	4.5%	$132,424	6.5%

Tier 1 Capital (1)
Consolidated	$253,297	11.46%	$88,424	4.0%	N/A	N/A
First Federal	$236,625	10.72%	$88,267	4.0%	$110,334	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$253,297	12.43%	$122,280	6.0%	N/A	N/A
First Federal	$236,625	11.61%	$122,237	6.0%	$162,983	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$278,679	13.67%	$163,040	8.0%	N/A	N/A
First Federal	$262,007	12.86%	$162,983	8.0%	$203,729	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.21 billion for consolidated and the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.04 billion for consolidated and the Bank.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s 2015 Annual Report on Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2016.

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

The table below presents, for the twelve months subsequent to June 30, 2016 and December 31, 2015, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of June 30, 2016, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2016 was mainly neutral to a slighter asset sensitive position for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2015. This is due in part to our strategy to grow longer term loans and fund that growth out of existing liquidity.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2016		December 31, 2015
Gradual Change in Interest Rates
+200	$1,376	1.74%	$563	0.71%
+100	677	0.85%	215	0.27%
-100	(1,697)	-2.14%	(1,332)	-1.68%

Immediate Change in Interest Rates
+200	$3,117	3.93%	$1,660	2.09%
+100	1,535	1.94%	719	0.91%
-100	(3,026)	-3.82%	(2,605)	-3.28%

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

The results of all the simulation scenarios are within the board mandated guidelines as of June 30, 2016.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of June 30, 2016 was considered to be remote given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the six months ended June 30, 2016 and the year-ended December 31, 2015.

June 30, 2016
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	508,350	82,535	19.38%
+ 300 bp	492,962	67,147	15.77%
+ 200 bp	475,348	49,533	11.63%
+ 100 bp	454,169	28,354	6.66%
0 bp	425,815	–	–
- 100 bp	391,610	(34,205)	(8.03)%

December 31, 2015
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	509,640	56,545	12.48%
+ 300 bp	499,038	45,946	10.14%
+ 200 bp	486,652	33,558	7.41%
+ 100 bp	471,332	18,237	4.03%
0 bp	453,095	-	-
- 100 bp	426,010	(27,085)	(5.98)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Company had no unregistered sales of equity securities during the quarter ended June 30, 2016.

(b)	Not applicable.

(c)	The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance, April 1, 2016				377,500
April 1 – April 30, 2016	-	$-	-	377,500
May 1 – May 31, 2016	-	-	-	377,500
June 1 – June 30, 2016	-	-	-	377,500
Total	-	$-	-	377,500

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% or 450,000 shares. There is no expiration date for the new repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of First Defiance (1)
Exhibit 3.2	Code of Regulations of First Defiance (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation of First Defiance (2)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Balance Sheet at June 30, 2016 and December 31, 2015, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Six Months ended June 30, 2016 and 2015 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months ended June 30, 2016 and 2015, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholder’ Equity for the Six Months ended June 30, 2016 and 2015, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354), filed on June 9, 1995.
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105).

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: August 8, 2016	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and Chief Executive Officer

Date: August 8, 2016	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and Chief Financial Officer

