Form 10-Q
period 2016-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2016-11-07
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,981,025 shares outstanding at October 31, 2016.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30,	December 31,
	2016	2015

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$47,797	$38,769
Federal funds sold	57,000	41,000
	104,797	79,769
Securities:
Available-for-sale, carried at fair value	234,223	236,435
Held-to-maturity, carried at amortized cost (fair value $193 and $245 at September 30, 2016 and December 31, 2015, respectively)	191	243
	234,414	236,678
Loans held for sale	9,839	5,523
Loans receivable, net of allowance of $25,923 at September 30, 2016 and $25,382 at December 31, 2015, respectively	1,899,771	1,776,835
Accrued interest receivable	7,452	6,171
Federal Home Loan Bank stock	13,800	13,801
Bank owned life insurance	52,594	51,908
Premises and equipment	36,983	38,166
Real estate and other assets held for sale	704	1,321
Goodwill	61,798	61,798
Core deposit and other intangibles	1,452	1,871
Mortgage servicing rights	9,308	9,248
Other assets	17,128	14,587
Total assets	$2,450,040	$2,297,676

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30,	December 31,
	2016	2015

Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,927,686	$1,836,137
Advances from the Federal Home Loan Bank	114,184	59,902
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	50,493	57,188
Advance payments by borrowers	2,073	2,674
Deferred taxes	1,775	877
Other liabilities	25,608	24,618
Total liabilities	2,157,902	2,017,479

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	-	-
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,720,347 and 12,721,959 shares issued and 8,980,366 and 9,102,831 shares outstanding, respectively	127	127
Additional paid-in capital	126,200	125,734
Accumulated other comprehensive income, net of tax of $2,675 and $1,950, respectively	4,967	3,622
Retained earnings	235,203	219,737
Treasury stock, at cost, 3,739,981 and 3,619,128 shares respectively	(74,359)	(69,023)
Total stockholders’ equity	292,138	280,197

Total liabilities and stockholders’ equity	$2,450,040	$2,297,676

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest Income
Loans	$20,264	$18,419	$59,242	$54,445
Investment securities:
Taxable	767	880	2,391	2,712
Non-taxable	731	796	2,280	2,377
Interest-bearing deposits	104	33	287	113
FHLB stock dividends	137	138	413	413
Total interest income	22,003	20,266	64,613	60,060
Interest Expense
Deposits	1,635	1,363	4,613	3,947
FHLB advances and other	322	178	940	461
Subordinated debentures	191	154	548	451
Notes payable	35	38	108	113
Total interest expense	2,183	1,733	6,209	4,972
Net interest income	19,820	18,533	58,404	55,088
Provision for loan losses	15	(27)	432	93
Net interest income after provision for loan losses	19,805	18,560	57,972	54,995
Non-interest Income
Service fees and other charges	2,765	2,799	8,208	8,018
Insurance commissions	2,473	2,310	8,113	7,793
Mortgage banking income	2,039	1,680	5,342	5,248
Gain on sale of non-mortgage loans	148	543	604	776
Gain on sale or call of securities	151	-	509	-
Trust income	420	370	1,256	1,095
Income from Bank Owned Life Insurance	225	238	686	658
Other non-interest income	305	42	1,019	485
Total non-interest income	8,526	7,982	25,737	24,073
Non-interest Expense
Compensation and benefits	10,295	9,791	30,250	27,896
Occupancy	1,822	1,788	5,435	5,361
FDIC insurance premium	352	329	1,008	999
Financial institutions tax	446	447	1,339	1,340
Data processing	1,622	1,531	4,723	4,652
Acquisition related charges	252	-	252	-
Amortization of intangibles	115	157	419	536
Other non-interest expense	3,388	2,805	9,487	9,758
Total non-interest expense	18,292	16,848	52,913	50,542
Income before income taxes	10,039	9,694	30,796	28,526
Federal income taxes	2,994	2,998	9,318	8,666
Net Income	$7,045	$6,696	$21,478	$19,860

Earnings per common share (Note 6)
Basic	$0.78	$0.72	$2.39	$2.15
Diluted	$0.78	$0.72	$2.37	$2.11
Dividends declared per share (Note 5)	$0.22	$0.20	$0.66	$0.575
Average common shares outstanding (Note 6)
Basic	8,976	9,238	8,980	9,247
Diluted	9,050	9,322	9,050	9,430

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$7,045	$6,696	$21,478	$19,860

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	69	2,024	2,579	(313)
Reclassification adjustment for security (gains) losses
included in net income(1)	(151)	-	(509)	-
Income tax benefit (expense)	29	(709)	(725)	108
Other comprehensive income (loss)	(53)	1,315	1,345	(205)

Comprehensive income	$6,992	$8,011	$22,823	$19,655

(1) Amounts are included in gain on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended September 30, 2016 and 2015 was $53 and $0, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the nine months ended September 30, 2016 and 2015 was $178 and $0, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

						Accumulated
		Common		Common	Additional	Other			Total
	Preferred	Stock	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares	Stock	Warrant	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2016	$-	9,102,831	$127	$-	$125,734	$3,622	$219,737	$(69,023)	$280,197
Net income							21,478		21,478
Other comprehensive income						1,345			1,345
Stock option expense					226				226
Shares issued under stock option plan, net of 1,612 repurchased and/or retired		33,808			(18)		(26)	711	667
Restricted share activity under stock incentive plans		10,405			236		(72)	225	389
Shares issued from direct stock sales		1,068			22			21	43
Shares repurchased		(167,746)						(6,293)	(6,293)
Common stock dividends declared							(5,914)		(5,914)
Balance at September 30, 2016	$-	8,980,366	$127	$-	$126,200	$4,967	$235,203	$(74,359)	$292,138

Balance at January 1, 2015	$-	9,234,534	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505
Net income							19,860		19,860
Other comprehensive loss						(205)			(205)
Stock option expense					103				103
Warrant repurchase				(878)	(11,101)				(11,979)
Shares issued under stock option plan, net of 12,844 repurchased and retired		67,960			227		(313)	1,429	1,343
Restricted share activity under stock incentive plans		15,006			(121)		185	270	334
Excess tax benefit under stock option plan					216				216
Shares issued direct stock sales		1,487			25			27	52
Shares repurchased		(147,039)						(5,348)	(5,348)
Common stock dividends declared							(5,325)		(5,325)
Balance at September 30, 2015	$-	9,171,948	$127	$-	$125,615	$3,909	$215,007	$(66,102)	$278,556

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net income	$21,478	$19,860
Items not requiring (providing) cash
Provision for loan losses	432	93
Depreciation	2,514	2,439
Amortization of mortgage servicing rights, net of impairment recoveries	1,399	1,073
Amortization of core deposit and other intangible assets	419	536
Net amortization of premiums and discounts on loans and deposits	254	333
Amortization of premiums and discounts on securities	627	551
Loss on write-downs of property, plant and equipment	-	428
Change in deferred taxes	174	(90)
Proceeds from the sale of loans held for sale	197,167	167,687
Originations of loans held for sale	(198,839)	(167,380)
Gain from sale of loans	(4,707)	(4,504)
Gain from sale or call of securities	(509)	-
(Gain)/Loss on sale or write-down of real estate and other assets held for sale	(269)	281
Stock option expense	226	103
Restricted stock expense	389	334
Income from bank owned life insurance	(686)	(658)
Excess tax benefits from share-based compensation	(184)	-
Changes in:
Accrued interest receivable	(1,281)	(1,105)
Other assets	(3,475)	170
Other liabilities	1,174	194
Net cash provided by operating activities	16,303	20,345

Investing Activities
Proceeds from maturities of held-to-maturity securities	52	62
Proceeds from maturities, calls and pay-downs of available-for-sale securities	25,765	22,215
Proceeds from sale of real estate and other assets held for sale	1,368	2,103
Proceeds from the sale of available-for-sale securities	14,871	-
Proceeds from sale of non-mortgage loans	13,967	16,178
Purchases of available-for-sale securities	(35,538)	(20,684)
Proceeds from Federal Home Loan Bank stock redemption	1	-
Purchase of bank-owned life insurance	-	(4,000)
Net cash paid in Insurance acquisition	-	(297)
Purchases of premises and equipment, net	(1,289)	(1,631)
Net increase in loans receivable	(137,511)	(103,009)
Net cash used in investing activities	(118,314)	(89,063)

Financing Activities
Net increase in deposits and advance payments by borrowers	90,949	31,795
Repayment of Federal Home Loan Bank advances	(718)	(7,743)
Increase in Federal Home Loan Bank advances	55,000	27,000
Decrease in securities sold under repurchase agreements	(6,695)	(921)
Repayment of warrants	-	(11,979)
Proceeds from exercise of stock options	667	1,559
Proceeds from direct stock sales	43	52
Cash dividends paid on common stock	(5,914)	(5,325)
Net cash paid for repurchase of common stock	(6,293)	(5,348)
Net cash provided by financing activities	127,039	29,090
Increase (decrease) in cash and cash equivalents	25,028	(39,628)
Cash and cash equivalents at beginning of period	79,769	112,936
Cash and cash equivalents at end of period	$104,797	$73,308

Supplemental cash flow information:
Interest paid	$6,151	$4,939
Income taxes paid	$9,900	$7,300
Transfers from loans to real estate and other assets held for sale	$526	$872
Transfers from property and equipment to real estate and other assets held for sale	$-	$267
Securities purchased but not yet settled	$935	$-

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

September 30, 2016 and 2015

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

The consolidated condensed statement of financial condition at December 31, 2015 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying consolidated condensed financial statements as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2015 Annual Report on Form 10-K for the year ended December 31, 2015. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$2,001	$-	$2,001
Mortgage-backed - residential	-	66,591	-	66,591
REMICs	-	1,409	-	1,409
Collateralized mortgage obligations	-	66,998	-	66,998
Preferred stock	1	-	-	1
Corporate bonds	-	10,958	-	10,958
Obligations of state and political subdivisions	-	86,265	-	86,265
Mortgage banking derivative - asset	-	921	-	921
Mortgage banking derivative - liability	-	126	-	126

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$2,994	$-	$2,994
Mortgage-backed – residential	-	64,654	-	64,654
REMICs	-	1,620	-	1,620
Collateralized mortgage obligations-residential	-	71,799	-	71,799
Preferred stock	1	-	-	1
Corporate bonds	-	4,977	-	4,977
Obligations of state and political subdivisions	-	90,390		90,390
Mortgage banking derivative - asset	-	558	-	558

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$8	$8
Multi Family Residential	-	-	-	-
Commercial Real Estate	-	-	863	863
Commercial loans	-	-	111	111
Home Equity and Improvement	-	-	-	-
Total Impaired loans	-	-	982	982
Mortgage servicing rights	-	3,023	-	3,023
Real estate held for sale
CRE	-	-	377	377

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$398	$398
Multi Family Residential	-	-	91	91
Commercial Real Estate	-	-	4,575	4,575
Commercial			-	-
Home Equity and Improvement	-	-	82	82
Total impaired loans	-	-	5,146	5,146

Mortgage servicing rights	-	872	-	872
Real estate held for sale
Commercial Real Estate	-	-	280	280

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$982	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – Applies to all classes	$377	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	0-20%	7%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $982,000, with a $19,000 valuation allowance and a fair value of $5.1 million, with an $8,000 valuation allowance at September 30, 2016 and December 31, 2015, respectively. A provision recovery of $6,000 and a provision recovery of $204,000 for the three months and nine months ended September 30, 2016 and a provision expense of $59,000 and a provision recovery of $659,000 for the three and nine months ended September 30, 2015 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $3.0 million with a valuation allowance of $763,000 and a fair value of $872,000 with a valuation allowance of $645,000 at September 30, 2016 and December 31, 2015, respectively. A recovery of $7,000 and a charge of $118,000 for the three and nine months ended September 30, 2016 and a recovery of $24,000 and $191,000 for the three and nine months ended September 30, 2015, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale and fixed assets transferred to real estate held for sale was $22,000 and $74,000 for the three and nine months ended September 30, 2016, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was $19,000 and $724,000 for the three and nine months ended September 30, 2015.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2016 and December 31, 2015. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2016.

		Fair Value Measurements at September 30, 2016 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$104,797	$104,797	$104,797	$-	$-
Investment securities	234,414	234,416	1	234,415	-
Federal Home Loan Bank Stock	13,800	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,909,610	1,920,543	-	10,515	1,910,028
Accrued interest receivable	7,452	7,452	-	1,291	6,161

Financial Liabilities:
Deposits	$1,927,686	$1,933,607	$443,321	$1,490,286	$-
Advances from Federal Home Loan Bank	114,184	114,572	-	114,572	-
Securities sold under repurchase agreements	50,493	50,493	-	50,493	-
Subordinated debentures	36,083	34,780	-	-	34,780

		Fair Value Measurements at December 31, 2015 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,769	$79,769	$79,769	$-	$-
Investment securities	236,678	236,680	1	236,679	-
Federal Home Loan Bank Stock	13,801	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,782,358	1,784,998	-	5,899	1,779,099
Accrued interest receivable	6,171	6,171	7	846	5,318

Financial Liabilities:
Deposits	$1,836,137	$1,840,464	$420,691	$1,419,773	$-
Advances from Federal Home Loan Bank	59,902	59,653	-	59,653	-
Securities sold under repurchase agreements	57,188	57,188	-	57,188	-
Subordinated debentures	36,083	35,307	-	-	35,305

4.	Incentive Compensation Plans

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

As of September 30, 2016, 57,300 options are outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In each of the years 2014-2016, the Company approved a Short-Term (“STIP”) Equity Incentive Plan and a Long-Term (“LTIP”) Equity Incentive Plan for selected members of management.

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

Under each LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 30,538; 24,757; and 24,526 RSU’s to the participants in the 2014, 2015 and 2016 LTIPs, respectively, effective January 1 in the year the award was made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive such payment.

A total of 7,011 RSU’s were issued to the participants of the 2013 LTIP in the first quarter of 2016 for the three year performance period ended December 31, 2015.

In the nine months ended September 30, 2016, the Company granted 3,894 restricted shares. 1,872 shares were issued to directors and 1,000 shares were issued to employees that have a one-year vesting period. 1,022 shares were issued to an employee with a four year vesting period.

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

The fair value of stock options granted during the nine months ended September 30, 2016 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Expected average risk-free rate	2.24%	2.04%
Expected average life	10.00 years	10.00 years
Expected volatility	41.00%	42.00%
Expected dividend yield	2.33%	2.10%

The weighted-average fair value of options granted was $13.95 for the nine months ended September 30, 2016 and $13.13 for the nine months ended September 30, 2015.

Following is activity under the plans during the nine months ended September 30, 2016:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2016	86,220	$20.27
Forfeited or cancelled	-	-
Exercised	(35,420)	20.59
Granted	6,500	37.78
Options outstanding, September 30, 2016	57,300	$22.05	3.88	$1,294
Vested or expected to vest at September 30, 2016	57,300	$22.05	3.88	$1,294
Exercisable at September 30, 2016	39,500	$17.30	1.87	$1,080

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (In Thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Proceeds of options exercised	$175	$154	$667	$1,559
Related tax benefit recognized	46	21	158	151
Intrinsic value of options exercised	196	121	684	941

As of September 30, 2016, there was $185,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 3.43 years.

At September 30, 2016, 75,468 RSU’s and 12,161 stock grants were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established with the plan documents. A total expense of $970,000 was recorded during the nine months ended September 30, 2016 compared to an expense of $730,000 for the same period in 2015. There was approximately $541,000 included within other liabilities at September 30, 2016 related to the STIP.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2016	74,545	$25.86	10,927	$30.98
Granted	24,526	39.30	10,905	23.39
Vested	(7,011)	19.19	(9,171)	22.50
Forfeited	(16,592)	19.19	(500)	32.00
Unvested at September 30, 2016	75,468	$32.31	12,161	$32.77

The maximum amount of compensation expense that may be recorded for the 2016 STIP and the 2014, 2015 and 2016 LTIPs at September 30, 2016 is approximately $3.6 million. However, the estimated expense expected to be recorded as of September 30, 2016; based on the performance measures in the plans, is $2.3 million of which $917,000 is unrecognized at September 30, 2016 and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.22 per common stock dividend in the first, second and third quarters of 2016. First Defiance declared and paid a $0.175 common stock dividend in the first quarter and a $0.20 per common stock dividend in the second and third quarters of 2015.

6.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per common share – Net income	$7,045	$6,696	$21,478	$19,860
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	8,976	9,238	8,980	9,247
Effect of warrants	-	-	-	99
Effect of employee stock options and restricted share activity	74	84	70	84

Denominator for diluted earnings per common share share	9,050	9,322	9,050	9,430
Basic earnings per common share	$0.78	$0.72	$2.39	$2.15
Diluted earnings per common share	$0.78	$0.72	$2.37	$2.11

There were 7,300 and 12,550 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2016, respectively. There were 6,250 and 16,750 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2015, respectively.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2016	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$2,000	$1	$-	$2,001
Mortgage-backed securities – residential	64,600	1,996	(5)	66,591
REMICs	1,382	27	-	1,409
Collateralized mortgage obligations	65,640	1,393	(35)	66,998
Preferred stock	-	1	-	1
Corporate bonds	10,910	53	(5)	10,958
Obligations of state and political subdivisions	81,403	4,869	(7)	86,265
Totals	$225,935	$8,340	$(52)	$234,223

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$12	$-	$-	$12
FNMA certificates	61	2	-	63
GNMA certificates	25	-	-	25
Obligations of state and political subdivisions	93	-	-	93
Totals	$191	$2	$-	$193

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2015	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$3,000	$1	$(7)	$2,994
Mortgage-backed securities - residential	63,815	898	(59)	64,654
REMICs	1,592	28	-	1,620
Collateralized mortgage obligations	71,176	976	(353)	71,799
Preferred stock	-	1	-	1
Corporate bonds	4,955	39	(17)	4,977
Obligations of state and political subdivisions	85,680	4,712	(2)	90,390
Total Available-for-Sale	$230,218	$6,655	$(438)	$236,435

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$14	$—	$—	$14
FNMA certificates	74	2	(1)	75
GNMA certificates	31	1	—	32
Obligations of states and political subdivisions	124	—	—	124
Total Held-to-Maturity	$243	$3	$(1)	$245

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at September 30, 2016 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$752	$756	$-	$-
Due after one year through five years	19,083	19,426	93	93
Due after five years through ten years	32,492	34,459	-	-
Due after ten years	41,986	44,584	-	-
MBS/CMO/REMICS	131,622	134,998	98	100
	$225,935	$234,223	$191	$193

Investment securities with a carrying amount of $149.8 million at September 30, 2016 were pledged as collateral on public deposits, securities sold under repurchase agreements and Federal Reserve discount window.

As of September 30, 2016, the Company’s investment portfolio consisted of 358 securities, 13 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at September 30, 2016 and December 31, 2015:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At September 30, 2016
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$2,048	$(5)	$-	$-	$2,048	$(5)
Collateralized mortgage obligations	4,092	(15)	1,312	(20)	5,404	(35)
Obligations of state and political subdivisions	804	(7)	-	-	804	(7)
Corporate bonds	2,010	(2)	997	(3)	3,007	(5)
Held to maturity securities:
FHLMC/FNMA certificates	13	-	8	-	21	-
Total temporarily impaired securities	$8,967	$(29)	$2,317	$(23)	$11,284	$(52)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2015
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$993	$(7)	$-	$-	$993	$(7)
Collateralized mortgage obligations	12,374	(150)	8,158	(203)	20,532	(353)
Corporate bonds	983	(17)	-	-	983	(17)
Obligations of state and political subdivisions	-	-	433	(2)	433	(2)
Mortgage-backed securities-residential	12,525	(59)	-	-	12,525	(59)
Held to maturity securities:
FNMA certificates	13	(1)	-	-	13	(1)
Total temporarily impaired securities	$26,888	$(234)	$8,591	$(205)	$35,479	$(439)

Realized gains from the sales and calls of investment securities totaled $151,000 ($98,000 after tax) in the third quarter of 2016, while there were no realized gains in the third quarter of 2015. There were realized gains from the sales and calls of investment securities totaling $509,000 ($331,000 after tax) for the first nine months of 2016 compared to no realized gains for the first nine months of 2015.

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

With the exception of corporate bonds, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position and it is more than likely that the Company will not be required to sell the investments before anticipated recovery.

During the first nine months of 2016 and 2015, management determined there was no OTTI.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Proceeds	$6,356	$-	$14,871	$-
Gross realized gains	151	-	509	-
Gross realized losses	-	-	-	-

8.	Loans

Loans receivable consist of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$209,097	$205,330
Secured by multi-family residential	199,829	167,558
Secured by commercial real estate	843,991	780,870
Construction	177,075	163,877
	1,429,992	1,317,635
Other Loans:
Commercial	456,099	419,349
Home equity and improvement	118,165	116,962
Consumer finance	17,251	16,281
	591,515	552,592
Total loans	2,021,507	1,870,227
Deduct:
Undisbursed loan funds	(94,552)	(66,902)
Net deferred loan origination fees and costs	(1,261)	(1,108)
Allowance for loan loss	(25,923)	(25,382)
Totals	$1,899,771	$1,776,835

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended September 30, 2016 and 2015 by portfolio segment (In Thousands):

Quarter Ended September 30, 2016	1-4 Family Residential Real Estate	Multi-Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,839	$2,365	$10,904	$633	$6,740	$2,278	$189	$25,948
Charge-Offs	(111)	0	(79)	0	(26)	(74)	(24)	(314)
Recoveries	3	0	62	0	159	40	10	274
Provisions	(299)	(185)	(280)	(221)	1,006	(47)	41	15
Ending Allowance	$2,432	$2,180	$10,607	$412	$7,879	$2,197	$216	$25,923

Quarter Ended September 30, 2015	1-4 Family Residential Real Estate	Multi-Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,877	$2,269	$12,096	$308	$5,567	$2,107	$160	$25,384
Charge-Offs	(185)	0	(64)	0	(43)	(110)	(5)	(407)
Recoveries	105	0	25	0	42	76	11	259
Provisions	(18)	(25)	96	(69)	(155)	152	(8)	(27)
Ending Allowance	$2,779	$2,244	$12,153	$239	$5,411	$2,225	$158	$25,209

The following table discloses allowance for loan loss activity for the year-to-date periods ended September 30, 2016 and September 30, 2015 by portfolio segment and impairment method (In Thousands):

Year-to-date Period Ended September 30, 2016	1-4 Family Residential Real Estate	Multi-Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382
Charge-Offs	(203)	0	(92)	0	(381)	(170)	(41)	(887)
Recoveries	123	0	468	0	234	113	58	996
Provisions	(700)	29	(1,541)	(105)	2,771	(50)	28	432
Ending Allowance	$2,432	$2,180	$10,607	$412	$7,879	$2,197	$216	$25,923

Year-to-date Period Ended September 30, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766
Charge-Offs	(275)	(114)	(250)	0	(68)	(340)	(21)	(1,068)
Recoveries	178	0	789	0	255	156	40	1,418
Provisions	382	(95)	346	18	(1,285)	705	22	93
Ending Allowance	$2,779	$2,244	$12,153	$239	$5,411	$2,225	$158	$25,209

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$101	$1	$89	$-	$24	$39	$-	$254

Collectively evaluated for impairment	2,331	2,179	10,518	412	7,855	2,158	216	25,669

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,432	$2,180	$10,607	$412	$7,879	$2,197	$216	$25,923

Loans:

Loans individually evaluated for impairment	$6,767	$3,580	$16,885	$-	$4,416	$1,424	$66	$33,138

Loans collectively evaluated for impairment	202,600	196,409	829,692	82,254	453,130	117,290	17,186	1,898,561

Loans acquired with deteriorated credit quality	-	-	144	-	12	-	-	156

Total ending loans balance	$209,367	$199,989	$846,721	$82,254	$457,558	$118,714	$17,252	$1,931,855

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,876	$34	$33	$3,892	$109	$106
Residential Non Owner Occupied	2,935	29	29	3,234	95	94
Total Residential Real Estate	6,811	63	62	7,126	204	200
Construction	-	-	-	-	-	-
Multi-Family	3,607	14	14	4,087	68	68
CRE Owner Occupied	7,171	30	30	7,810	134	115
CRE Non Owner Occupied	6,341	73	73	5,220	178	175
Agriculture Land	1,851	16	2	2,427	66	16
Other CRE	1,570	13	13	1,556	31	31
Total Commercial Real Estate	16,933	132	118	17,013	409	337
Commercial Working Capital	2,259	26	11	1,769	56	33
Commercial Other	2,198	8	7	2,742	36	34
Total Commercial	4,457	34	18	4,511	92	67
Home Equity and Home Improvement	1,446	12	12	1,631	40	40
Consumer Finance	65	1	1	69	3	3
Total Impaired Loans	$33,319	$256	$225	$34,437	$816	$715

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,750	$67	$66	$5,854	$203	$201
Residential Non Owner Occupied	3,762	38	38	4,045	117	117
Total Residential Real Estate	9,512	105	104	9,899	320	318
Construction	-	-	-	50	2	2
Multi-Family	3,168	12	11	2,680	25	25
CRE Owner Occupied	6,475	39	39	6,566	117	117
CRE Non Owner Occupied	2,696	29	29	7,445	273	273
Agriculture Land	2,236	21	2	1,741	53	30
Other CRE	1,509	5	5	2,023	31	30
Total Commercial Real Estate	12,916	94	75	17,775	474	450
Commercial Working Capital	1,030	11	11	1,478	38	36
Commercial Other	2,989	7	6	3,483	33	41
Total Commercial	4,019	18	17	4,961	71	77
Home Equity and Home Improvement	2,160	19	19	2,257	60	60
Consumer Finance	58	1	2	55	2	3
Total Impaired Loans	$31,833	$249	$228	$37,677	$954	$935

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,591	$1,569	$-	$1,383	$1,360	$-
Residential Non Owner Occupied	2,486	2,478	-	2,147	2,141	-
Total 1-4 Family Residential Real Estate	4,077	4,047	-	3,530	3,501	-
Multi-Family Residential Real Estate	3,675	3,525	-	3,463	3,313	-
CRE Owner Occupied	5,646	5,331	-	4,869	4,520	-
CRE Non Owner Occupied	6,373	5,940	-	7,932	7,685	-
Agriculture Land	1,841	1,884	-	3,546	3,596	-
Other CRE	1,256	1,152	-	4,076	4,046	-
Total Commercial Real Estate	15,116	14,307	-	20,423	19,847	-
Construction	-	-	-	-	-	-
Commercial Working Capital	2,176	2,162	-	1,644	1,648	-
Commercial Other	2,005	1,917	-	3,573	3,607	-
Total Commercial	4,181	4,079	-	5,217	5,255	-

Home Equity and Home Improvement	716	670	-	817	772	-
Consumer Finance	59	59	-	60	59	-
Total loans with no allowance recorded	$27,824	$26,687	$-	$33,510	$32,747	$-

With an allowance recorded:
Residential Owner Occupied	$2,340	$2,313	$93	$2,918	$2,837	$188
Residential Non Owner Occupied	415	407	8	1,231	1,236	13
Total 1-4 Family Residential Real Estate	2,755	2,720	101	4,149	4,073	201
Multi-Family Residential Real Estate	54	55	1	-	-	-
CRE Owner Occupied	2,261	1,791	79	3,250	2,767	132
CRE Non Owner Occupied	340	341	4	385	308	2
Agriculture Land	46	47	1	68	69	2
Other CRE	822	399	5	926	502	3
Total Commercial Real Estate	3,469	2,578	89	4,629	3,646	139
Construction	-	-	-	-	-	-
Commercial Working Capital	107	107	2	594	596	62
Commercial Other	367	230	22	252	256	1
Total Commercial	474	337	24	846	852	63
Home Equity and Home Improvement	788	754	39	724	719	34
Consumer Finance	8	7	-	12	12	-
Total loans with an allowance recorded	$7,548	$6,451	$254	$10,360	$9,302	$437

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2016	December 31, 2015
	(In Thousands)
Non-accrual loans	$18,198	$16,261
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	18,198	16,261
Real estate and other assets held for sale	704	1,321
Total non-performing assets	$18,902	$17,582
Troubled debt restructuring, still accruing	$9,113	$11,178

The following table presents the aging of the recorded investment in past due and non accrual loans as of September 30, 2016 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$141,829	$30	$573	$847	$1,450	$1,834
Residential Non Owner Occupied	65,410	481	78	119	678	1,081

Total 1-4 Family Residential Real Estate	207,239	511	651	966	2,128	2,915

Multi-Family Residential Real Estate	199,989	-	-	-	-	2,713

CRE Owner Occupied	348,245	134	1,128	1,678	2,940	4,972
CRE Non Owner Occupied	331,569	158	488	272	918	1,753
Agriculture Land	107,249	53	-	-	53	857
Other Commercial Real Estate	55,498	-	-	249	249	1,004

Total Commercial Real Estate	842,561	345	1,616	2,199	4,160	8,586

Construction	82,254	-	-	-	-	-

Commercial Working Capital	202,496	-	790	39	829	1,207
Commercial Other	252,800	188	17	1,228	1,433	2,059

Total Commercial	455,296	188	807	1,267	2,262	3,266

Home Equity/Home Improvement	117,737	657	162	158	977	719
Consumer Finance	17,057	131	64	-	195	13

Total Loans	$1,922,133	$1,832	$3,300	$4,590	$9,722	$18,212

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

Troubled Debt Restructurings

As of September 30, 2016 and December 31, 2015, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $14.7 million and $17.6 million, respectively. The Company allocated $254,000 and $335,000 of specific reserves to those loans at September 30, 2016 and December 31, 2015, and has committed to lend additional amounts totaling up to $10,000 and $48,000 at September 30, 2016 and December 31, 2015, respectively.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ending September 30, 2016 and September 30, 2015:

	Loans Modified as a TDR for the Three Months Ended September 30, 2016 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2016 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	5	$86	10	$208
1-4 Family Non Owner Occupied	1	8	3	128
Multi Family	0	-	1	54
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	2	215	4	870
Agriculture Land	1	46	1	46
Other CRE	0	-	0	-
Commercial Working Capital	0	-	1	226
Commercial Other	0	-	1	590
Home Equity and Improvement	4	52	8	340
Consumer Finance	1	13	2	16

Total	14	$420	31	$2,478

The loans described above increased the ALLL by $31,000 in the three month period ending September 30, 2016 and decreased the ALLL by $9,000 in the nine month period ending September 30, 2016.

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

Of the 2016 modifications, 10 were made TDRs due to the fact that the borrower has been in bankruptcy, 1 was made a TDR due to an interest only period, 6 were made TDRs due to extending the maturity, 4 were made TDRs due to advancing funds to a watchlist credit, 1 was to term out a line of credit and 9 were made to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine month periods ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30, 2016 ($ in thousands)		Nine Months Ended September 30, 2016 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	1	$190	1	$190
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	1	11
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	0	-
Commercial Other	0	-	0	-
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-

Total	1	$190	2	$201

The TDRs that subsequently defaulted described above had no effect on the allowance for loan losses for the three and nine month periods ended September 30, 2016.

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

The terms of certain other loans were modified during the period ending September 30, 2016 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 81 loans were modified under this definition during the three month period ended September 30, 2016 and a total of 284 loans were modified under this definition during the nine month period ended September 30, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$5,585	$286	$1,637	$-	$135,771	$143,279
1-4 Family Non Owner Occupied	57,485	926	3,581	-	4,096	66,088

Total 1-4 Family Real Estate	63,070	1,212	5,218	-	139,867	209,367

Multi-Family Residential Real Estate	195,606	310	3,958	-	115	199,989

CRE Owner Occupied	319,942	23,239	7,564	-	440	351,185
CRE Non Owner Occupied	325,109	1,016	6,355	-	6	332,486
Agriculture Land	102,228	2,869	2,206	-	-	107,303
Other CRE	52,585	-	2,420	-	742	55,747

Total Commercial Real Estate	799,864	27,124	18,545	-	1,188	846,721

Construction	63,927	-	-	-	18,327	82,254

Commercial Working Capital	189,208	11,509	2,608	-	-	203,325
Commercial Other	244,846	6,579	2,808	-	-	254,233

Total Commercial	434,054	18,088	5,416	-	-	457,558

Home Equity and Home Improvement	-	-	691	-	118,023	118,714
Consumer Finance	-	-	13	-	17,239	17,252

Total Loans	$1,556,521	$46,734	$33,841	$-	$294,759	$1,931,855

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$5,828	$123	$2,427	$-	$131,820	$140,198
Residential Non Owner Occupied	55,169	1,420	4,439	-	4,454	65,482

Total 1-4 Family Real Estate	60,997	1,543	6,866	-	136,274	205,680

Multi-Family Residential Real Estate	163,405	498	3,675	-	117	167,695

CRE Owner Occupied	297,856	17,896	9,730	-	714	326,196
CRE Non Owner Occupied	293,057	2,143	9,595	-	15	304,810
Agriculture Land	92,262	1,947	3,903	-	-	98,112
Other CRE	47,109	469	5,739	-	492	53,809

Total Commercial Real Estate	730,284	22,455	28,967	-	1,221	782,927

Construction	76,152	2,159	-	-	18,534	96,845

Commercial Working Capital	163,071	2,497	3,540	-	-	169,108
Commercial Other	243,308	2,706	5,528	-	-	251,542

Total Commercial	406,379	5,203	9,068	-	-	420,650

Home Equity and Home Improvement	-	-	689	-	116,779	117,468
Consumer Finance	-	-	15	-	16,255	16,270

Total Loans	$1,437,217	$31,858	$49,280	$-	$289,180	$1,807,535

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $142,000 as of September 30, 2016.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Gain from sale of mortgage loans	$1,683	$1,197	$4,103	$3,728
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	885	866	2,638	2,593
Amortization of mortgage servicing rights	(536)	(407)	(1,281)	(1,264)
Mortgage servicing rights valuation adjustments	7	24	(118)	191
	356	483	1,239	1,520

Net revenue from sale and servicing of mortgage loans	$2,039	$1,680	$5,342	$5,248

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.37 billion at September 30, 2016 and $1.34 billion at December 31, 2015.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,906	$9,872	$9,893	$9,923
Loans sold, servicing retained	701	449	1,459	1,255
Amortization	(536)	(407)	(1,281)	(1,264)
Carrying value before valuation allowance at end of period	10,071	9,914	10,071	9,914

Valuation allowance:
Balance at beginning of period	(770)	(744)	(645)	(911)
Impairment recovery (charges)	7	24	(118)	191
Balance at end of period	(763)	(720)	(763)	(720)
Net carrying value of MSRs at end of period	$9,308	$9,194	$9,308	$9,194
Fair value of MSRs at end of period	$9,493	$9,629	$9,493	$9,629

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company established an accrual for secondary market buy-back losses that resulted in a reversal of $131,000 for the first nine months of 2016. In the first nine months of 2015, the Company reversed $84,000. The reversals are mainly due to no actual losses being recorded in the first nine months of 2016 and 2015. There is approximately $83,000 and $226,000 accrued and included within other liabilities at September 30, 2016 and 2015, respectively, for potential secondary market buy-back losses.

10.	Deposits

A summary of deposit balances is as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)
Non-interest-bearing checking accounts	$443,321	$420,691
Interest-bearing checking and money market accounts	810,393	767,201
Savings deposits	241,016	219,655
Retail certificates of deposit less than $250,000	399,749	403,902
Retail certificates of deposit greater than $250,000	33,207	24,688
	$1,927,686	$1,836,137

11.	Borrowings

First Defiance’s FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$72,000	$47,000
Putable advances	5,000	5,000
Amortizable mortgage advances	7,184	7,902
Overnight advances	30,000	-
Total	$114,184	$59,902

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advance can be put back to the Company at the option of the FHLB on a quarterly basis. A $5.0 million putable advance with a weighted average rate of 2.35% was not yet callable by the FHLB at September 30, 2016. The call date for this advance is December 12, 2016 and the maturity date is March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.35% as of September 30, 2016 and 2.01% as of December 31, 2015.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.23% and 1.89% on September 30, 2016 and December 31, 2015 respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In Thousands)
At September 30, 2016
Repurchase agreements:
Mortgage-backed securities – residential	$26,433	$-	$-	$-	$26,433
Collateralized mortgage obligations	24,060	-	-	-	24,060
Total borrowings	$50,493	$-	$-	$-	$50,493
Gross amount of recognized liabilities for repurchase agreements					$50,493

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In Thousands)
At December 31, 2015
Repurchase agreements:
Mortgage-backed securities – residential	$23,998	$-	$-	$-	$23,998
Collateralized mortgage obligations	33,190	-	-	-	33,190
Total borrowings	$57,188	$-	$-	$-	$57,188
Gross amount of recognized liabilities for repurchase agreements					$57,188

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	September 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$51,486	$120,932	$80,862	$76,253
Unused lines of credit	15,689	420,335	31,991	323,171
Standby letters of credit	-	9,891	-	19,632
Total	$67,175	$551,158	$112,853	$419,056

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $38.1 million and $19.9 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at September 30, 2016 and December 31, 2015, respectively.

13.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2011. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income. As a result of adopting ASU 2016-09, a $54,000 credit to tax expense was recorded in the third quarter of 2016 and a $184,000 credit to tax expense was recorded for the first nine months of 2016.

14.	Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $19.9 million and $14.9 million of interest rate lock commitments at September 30, 2016 and December 31, 2015, respectively. There were $38.1 million and $19.9 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2016 and December 31, 2015, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2016			December 31, 2015
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$921	$(126)	$795	$558	$-	$558

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(193)	$(94)	$237	$311

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

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2016:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$69	$(24)	$45
Reclassification adjustment for net gains included in net income	(151)	53	(98)
Total other comprehensive income (loss)	$(82)	$29	$(53)

Nine months ended September 30, 2016:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$2,579	$(903)	$1,676
Reclassification adjustment for net gains included in net income	(509)	178	(331)
Total other comprehensive income (loss)	$2,070	$(725)	$1,345

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2015:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$2,024	$709	$1,315
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive income (loss)	$2,024	$709	$1,315

Nine months ended September 30, 2015:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$(313)	$(108)	$(205)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive income (loss)	$(313)	$(108)	$(205)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2016	$4,042	$(420)	$3,622
Other comprehensive income (loss) before reclassifications	1,676	-	1,676
Amounts reclassified from accumulated other comprehensive income	(331)	-	(331)

Net other comprehensive income during period	1,345	-	1,345

Balance September 30, 2016	$5,387	$(420)	$4,967

Balance January 1, 2015	$4,697	$(583)	$4,114
Other comprehensive income (loss) before reclassifications	(205)	-	(205)
Amounts reclassified from accumulated other comprehensive income	-	-	-

Net other comprehensive income during period	(205)	-	(205)

Balance September 30, 2015	$4,492	$(583)	$3,909

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. All of the LIHTC’s investments are accounted for under the proportional amortization method, as there were no investments held prior to January of 2014. As of September 30, 2016 and December 31, 2015 the Company had $6.9 million and $4.3 million in qualified investments recorded in other assets and $4.6 million and $2.4 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of September 30, 2016, the expected payments for unfunded affordable housing commitments were as follows (In Thousands):

Amount
2016	$1,089
2017	1,143
2018	1,137
2019	308
2020	179
Thereafter	778
Total Unfunded Commitments	$4,634

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2016 and 2015 (In Thousands):

	Three Months Ended September 30,
	2016	2015
Proportional Amortization Method
Tax credits and other tax benefits recognized	$170	$118
Amortization expense in federal income taxes	130	89

	Nine Months Ended September 30,
	2016	2015
Proportional Amortization Method
Tax credits and other tax benefits recognized	$484	$354
Amortization expense in federal income taxes	368	268

There were no impairment losses of LIHTC investments for the three and nine months ended September 30, 2016 and 2015.

Note 17 – Acquisition

On August 23, 2016, First Defiance announced the execution of a definitive agreement (the “Agreement”) to acquire Commercial Bancshares, Inc. (“Commercial Bancshares”) and its wholly-owned subsidiary, Commercial Savings Bank (“CSB”). Each Commercial Bancshares shareholder will receive 1.1808 shares of First Defiance common stock (“First Defiance Shares”) or $51.00 in cash, subject to total consideration being paid 80% in First Defiance Shares and 20% in cash as provided in the Agreement. Based on the twenty-day average closing price of First Defiance Shares of $43.19 ending August 22, 2016, the transaction is valued at approximately $63 million in the aggregate, including cash payment of approximately $1.5 million to cancel outstanding options. On June 30, 2016, Commercial Bancshares had $342 million in assets, $298 million in loans and $301 million in deposits at its seven banking offices. The transaction is expected to be completed in the first quarter of 2017, pending regulatory approvals, the approval of shareholders of Commercial Bancshares and the completion of other customary closing conditions.

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

On August 23, 2016, First Defiance announced the execution of a definitive agreement (the “Agreement”) to acquire Commercial Bancshares and its wholly-owned subsidiary, CSB. Each Commercial Bancshares shareholder will receive 1.1808 shares of First Defiance Shares or $51.00 in cash, subject to total consideration being paid 80% in First Defiance Shares and 20% in cash as provided in the Agreement. Based on the twenty-day average closing price of First Defiance Shares of $43.19 ending August 22, 2016, the transaction is valued at approximately $63 million in the aggregate, including cash payment of approximately $1.5 million to cancel outstanding options. On June 30, 2016, Commercial Bancshares had $342 million in assets, $298 million in loans and $301 million in deposits at its seven banking offices. The transaction is expected to be completed in the first quarter of 2017, pending regulatory approvals, the approval of shareholders of Commercial Bancshares and the completion of other customary closing conditions.

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

In July 2013, the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations, which also implement certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including First Defiance and First Federal, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $191,000 at September 30, 2016. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $234.2 million at September 30, 2016. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($2.0 million), certain municipal obligations ($86.3 million), CMOs/REMICs ($68.4 million), corporate bonds ($11.0 million), mortgage backed securities ($66.6 million).

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

Changes in Financial Condition

At September 30, 2016, First Defiance's total assets, deposits and stockholders' equity amounted to $2.45 billion, $1.93 billion and $292.1 million, respectively, compared to $2.30 billion, $1.84 billion and $280.2 million, respectively, at December 31, 2015.

Net loans receivable (excluding loans held for sale) increased $122.9 million to $1.90 billion. The variance in loans receivable between September 30, 2016 and December 31, 2015 include increases in commercial real estate loans (up $95.4 million), commercial loans (up $36.8 million), home equity and improvement loans (up $1.2 million), and residential real estate loans (up $3.8 million). These increases were slightly offset by a decrease in construction loans (down $14.5 million).

The investment securities portfolio decreased $2.3 million to $234.4 million at September 30, 2016 from $236.7 million at December 31, 2015. The decrease is the result of $25.8 million of securities maturing or being called and $14.9 million of securities being sold during the first nine months of 2016. This was partially offset by purchases of $35.5 million of securities. There was an unrealized gain in the investment portfolio of $8.3 million at September 30, 2016 compared to an unrealized gain of $6.2 million at December 31, 2015.

Deposits increased $91.5 million to $1.93 billion at September 30, 2016 from $1.84 billion at December 31, 2015. Non-interest bearing demand deposits increased $22.6 million to $443.3 million, interest-bearing demand deposits and money market accounts increased $43.2 million to $810.4 million, savings deposits increased $21.4 million to $241.0 million retail time deposits increased $4.3 million to $432.9 million.

Stockholders’ equity increased to $292.1 million at September 30, 2016 from $280.2 million at December 31, 2016. The increase in stockholders’ equity was the result of recording net income of $21.5 million, an increase in other comprehensive income of $1.3 million and a $667,000 increase due to the exercise of stock options. These were partially offset by $5.9 million of common stock dividends being paid in the first nine months of 2016 and $6.3 million in repurchased common stock.

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

	Three Months Ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,879,760	$20,316	4.30%	$1,696,370	$18,472	4.32%
Securities	231,864	1,892	3.37 (3)	236,485	2,105	3.63 (3)
Interest bearing deposits	68,746	104	0.60	53,627	33	0.24
FHLB stock	13,800	137	3.95	13,802	138	3.97
Total interest-earning assets	2,194,170	22,449	4.09	2,000,284	20,748	4.13
Non-interest-earning assets	231,365			222,559
Total assets	$2,425,535			$2,222,843

Interest-bearing liabilities:
Deposits	$1,487,465	$1,635	0.44%	$1,397,965	$1,363	0.39%
FHLB advances and other	84,598	322	1.51	41,047	178	1.72
Subordinated debentures	36,140	191	2.10	36,128	154	1.69
Securities sold under repurchase agreements	52,948	35	0.26	54,598	38	0.28
Total interest-bearing liabilities	1,661,151	2,183	0.52	1,529,738	1,733	0.45
Non-interest bearing deposits	441,903	-		388,849	-
Total including non-interest bearing demand deposits	2,103,054	2,183	0.41	1,918,587	1,733	0.36
Other non-interest-bearing liabilities	33,872			27,021
Total liabilities	2,136,926			1,945,608
Stockholders' equity	288,609			277,235
Total liabilities and stock- holders' equity	$2,425,535			$2,222,843
Net interest income; interest rate spread		$20,266	3.57%		$19,015	3.68%
Net interest margin (4)			3.69%			3.78%
Average interest-earning assets to average interest-bearing liabilities			132%			131%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Securities yield=annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,834,981	$59,395	4.32%	$1,672,393	$54,590	4.36%
Securities	230,058	5,899	3.55 (3)	241,016	6,369	3.64 (3)
Interest bearing deposits	69,599	287	0.55	56,315	113	0.27
FHLB stock	13,800	413	4.00	13,802	413	4.00
Total interest-earning assets	2,148,438	65,994	4.12	1,983,526	61,485	4.16
Non-interest-earning assets	228,496			221,609
Total assets	$2,376,934			$2,205,135

Interest-bearing liabilities:
Deposits	$1,457,010	$4,613	0.42%	$1,396,731	$3,947	0.38%
FHLB advances	82,598	940	1.52	34,038	461	1.81
Subordinated debentures	36,140	548	2.03	36,129	451	1.67
Securities sold under repurchase agreements	54,615	108	0.27	53,740	113	0.28
Total interest-bearing liabilities	1,630,363	6,209	0.51	1,520,638	4,972	0.44
Non-interest bearing deposits	432,274	-		379,305	-
Total including non-interest bearing demand deposits	2,062,637	6,209	0.40	1,899,943	4,972	0.35
Other non-interest-bearing liabilities	30,886			28,062
Total liabilities	2,093,523			1,928,005
Stockholders' equity	283,411			277,130
Total liabilities and stock- holders' equity	$2,376,934			$2,205,135
Net interest income; interest rate spread		$59,785	3.61%		$56,513	3.72%
Net interest margin (4)			3.73%			3.82%
Average interest-earning assets to average interest-bearing liabilities			132%			130%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized.
(3)	Securities yield=annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended September 30, 2016 and 2015

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2016 was $7.0 million compared to net income of $6.7 million for the comparable period in 2015. On a per share basis, basic and diluted earnings per common share for the quarter ended September 30, 2016 were both $0.78, compared to basic and diluted earnings per common share of $0.72 for the same period in 2015.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $19.8 million for the quarter ended September 30, 2016, up from $18.5 million for the same period in 2015. The tax-equivalent net interest margin was 3.69% for the quarter ended September 30, 2016, a decrease from 3.78% for the same period in 2015. The decrease in margin between the 2016 and 2015 third quarters was due to a decrease in interest-earning asset yields, which decreased to 4.09% for the quarter ended September 30, 2016, down 4 basis points from 4.13% for the same period in 2015. The cost of interest-bearing liabilities between the two periods increased 7 basis points to 0.52% in the third quarter of 2016 from 0.45% in the same period in 2015. Total average loans grew $183.4 million since September 30, 2015 while interest bearing liabilities, including non-interest bearing demand deposits, increased $184.5 million for that same period. The change in interest bearing liability mix combined with lower earning asset yields resulted in a lower net interest margin for the third quarter of 2016. Management is encouraged by the continued growth in loan and deposit balances and looks for additional opportunities to maintain or minimize any negative impact to its margin in this sustained low rate environment.

Total interest income increased $1.7 million to $22.0 million for the quarter ended September 30, 2016 from $20.3 million for the same period in 2015. The yield on total interest earning assets decreased to 4.09% for the quarter ended September 30, 2016 from 4.13% for the same period in 2015. The loan portfolio yield decreased slightly to 4.30% for the quarter ended September 30, 2016 from 4.32% for the same period in 2015 while investment portfolio yields declined to 3.37% for the quarter ended September 30, 2016 from 3.63% for the same period in 2015. The decline in the investment yield was mainly attributed to an increase in amortization expense as the prepayments speeds increased in the third quarter as rates declined as well as new purchases being recorded below the current portfolio yield. Income from loans increased to $20.3 million for the quarter ended September 30, 2016 compared to $18.4 million for the same period in 2015 due to $183.4 million of average loan growth year over year. Interest income from investments decreased to $1.5 million for the quarter ended September 30, 2016 from $1.7 million for the same period in 2015 due to the aforementioned drop in yield above.

Total interest expense increased $450,000 in the third quarter of 2016 compared to the same period in 2015, to $2.2 million from $1.7 million. There was a 7 basis point increase in the average cost of interest-bearing liabilities in the third quarter of 2016 due to a slight increase in the rates on interest bearing deposits. Interest expense related to interest-bearing deposits increased to $1.6 million in the third quarter of 2016 from $1.4 million in the same period in 2015. Interest expense recognized by the Company related to subordinated debentures was $191,000 in the third quarter of 2016 compared to $154,000 for the same period in 2015. Expenses on FHLB advances and securities sold under repurchase agreements were $322,000 and $35,000 respectively in the third quarter of 2016 compared to $178,000 and $38,000 respectively for the same period in 2015.

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

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserves were $254,000 at September 30, 2016 compared to $437,000 at December 31, 2015.

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

The quantitative general allowance decreased $900,000 to $8.9 million at September 30, 2016 from $9.8 million at December 31, 2015 primarily due to the roll off of a high charge-off quarter in the migration analysis resulting in a lower migration loss percentage for a majority of loan segments.

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

The qualitative analysis at September 30, 2016 indicated a general reserve of $16.8 million compared with $15.2 million at December 31, 2015. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to increase, primarily, the economic factors, due to uncertain global economic conditions and related market volatility which present higher than normal risks to the U.S. economy.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.50% for pass rated construction loans to 1.81% for home equity and improvement loans at September 30, 2016.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company recorded a provision for loan losses of $15,000 in the third quarter of 2016 compared to a credit provision of $27,000 for the same period in 2015. The allowance for loan losses was $25.9 million and $25.4 million and represented 1.35% and 1.41% of loans, net of undisbursed loan funds and deferred fees and costs, as of September 30, 2016 and December 31, 2015, respectively. Charge offs of $314,000 were partially offset by recoveries of $274,000 and a provision of $15,000, resulted in a slight decrease to the overall allowance for loan loss of $25,000 for the third quarter of 2016. In management’s opinion, the overall allowance for loan losses of $25.9 million as of September 30, 2016 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. For the quarter ended September 30, 2016, First Defiance had write-downs that totaled $22,000 for real estate held for sale. Management believes that the values recorded at September 30, 2016 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $33.7 million at September 30, 2016, compared to $49.1 million at December 31, 2015.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 142.5% at September 30, 2016 compared with 156.1% at December 31, 2015. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that the allowances for those loans at September 30, 2016 are appropriate. Of the $18.2 million in non-accrual loans at September 30, 2016, $13.5 million or 74.0% are less than 90 days past due.

At September 30, 2016, First Defiance had total non-performing assets of $18.9 million, compared to $17.6 million at December 31, 2015. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at September 30, 2016 and December 31, 2015 by category were as follows:

Table 1 – Nonperforming Asset

	September 30,	December 31,
	2016	2015
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$2,920	$2,610
Non-residential and multi-family residential real estate	11,302	9,848
Commercial	3,245	3,078
Construction	-	-
Home equity and improvement	718	689
Consumer Finance	13	36
Total non-performing loans	18,198	16,261

Real estate owned	704	1,321
Other repossessed assets	-	-
Total repossessed assets	$704	1,321

Total Nonperforming assets	$18,902	$17,582

Restructured loans, accruing	$9,113	$11,178

Total nonperforming assets as a percentage of total assets	0.77%	0.77%
Total nonperforming loans as a percentage of total loans*	0.95%	0.91%
Total nonperforming assets as a percentage of total loans plus REO*	0.98%	0.97%
Allowance for loan losses as a percent of total nonperforming assets	137.14%	144.36%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 0.71% of the total loans in those categories at September 30, 2016 compared to 0.73% for the same category at December 31, 2015. Non-performing loans in the commercial real estate loan category represented 1.08% of the total loans in those categories at September 30, 2016 compared to 1.04% for the same category at December 31, 2015. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Nine Months Ended September 30, 2016		As of September 30, 2016
	Net
	Charge-offs (Recoveries)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$80	(73.39)%	$2,920	16.05%
Construction	-	0.00%	-	0.00%
Commercial real estate	(376)	344.94%	11,302	62.10%
Commercial	147	(134.86)%	3,245	17.83%
Consumer finance	(17)	15.60%	13	0.07%
Home equity and improvement	57	(52.29)%	718	3.95%
Total	$(109)	100.00%	$18,198	100.00%

	For the Nine Months Ended September 30, 2015		As of September 30, 2015
	Net
	Charge-offs (Recoveries)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$97	(27.71)%	$2,745	16.52%
Construction	-	0.00%	-	0.00%
Commercial real estate	(425)	121.43%	10,090	60.75%
Commercial	(187)	53.43%	3,117	18.76%
Consumer finance	(19)	5.43%	29	0.17%
Home equity and improvement	184	(52.57)%	631	3.80%
Total	$(350)	100.00%	$16,612	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	3rd 2016	2nd 2016	1st 2016	4th 2015	3rd 2015
	(In Thousands)

Allowance at beginning of period	$25,948	$25,668	$25,382	$25,209	$25,384
Provision for credit losses	15	53	364	43	(27)
Charge-offs:
Residential	111	37	55	8	185
Commercial real estate	79	-	13	103	64
Commercial	26	18	336	-	43
Consumer finance	24	18	-	32	5
Home equity and improvement	74	66	30	10	110
Total charge-offs	314	139	434	153	407
Recoveries	274	366	356	282	259
Net charge-offs (recoveries)	40	(227)	78	(129)	148
Ending allowance	$25,923	$25,948	$25,668	$25,382	$25,209

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,432	10.34%	$2,839	10.71%	$3,109	11.05%	$3,212	10.98%	$2,779	11.48%
Construction	412	8.76%	633	8.35%	489	7.71%	517	8.76%	239	7.22%
Commercial real estate	12,787	51.64%	13,269	51.84%	13,894	52.37%	13,923	50.71%	14,397	51.55%
Commercial	7,879	22.56%	6,740	22.19%	5,820	21.85%	5,255	22.42%	5,411	22.51%
Consumer	216	0.85%	189	0.86%	124	0.83%	171	0.87%	158	0.88%
Home equity and improvement	2,197	5.85%	2,278	6.05%	2,232	6.19%	2,304	6.26%	2,225	6.36%
	$25,923	100.00%	$25,948	100.00%	$25,668	100.00%	$25,382	100.00%	$25,209	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	3rd Qtr 2016	2nd Qtr 2016	1st Qtr 2016	4th Qtr 2015	3rd Qtr 2015
Allowance for loan losses / loans*	1.35%	1.39%	1.41%	1.41%	1.45%
Allowance for loan losses / non-performing assets	137.14%	148.26%	136.40%	144.36%	116.99%
Allowance for loan losses / non-performing loans	142.45%	158.00%	144.96%	156.09%	151.75%
Non-performing assets / loans plus REO*	0.98%	0.94%	1.03%	0.97%	1.24%
Non-performing assets / total assets	0.77%	0.73%	0.80%	0.77%	0.97%
Net charge-offs / average loans (annualized)	0.01%	-0.05%	0.02%	-0.03%	0.03%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income for the third quarter of 2016 was $8.5 million compared with $8.0 million in the third quarter of 2015.

Service Fees. Service fees and other charges decreased by $34,000 to $2.77 million in the third quarter of 2016 compared to $2.80 in the same period in 2015.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending September 30, 2016 and 2015 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $659,000 and $752,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $16,000 at September 30, 2016, $18,000 at December 31, 2015 and $27,000 at September 30, 2015.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $359,000 to $2.0 million for the third quarter of 2016 compared to $1.7 million for the same period in 2015. Mortgage banking activity was elevated from the third quarter a year ago, with our markets experiencing higher purchase and refinance loan volumes. Gains realized from the sale of mortgage loans increased in the third quarter of 2016 to $1.7 million from $1.2 million in the same period in 2015. Mortgage loan servicing revenue was $885,000 in the third quarter of 2016, up slightly from $866,000 in the third quarter of 2015. The amortization of mortgage servicing rights expense increased $129,000 to $536,000 in the third quarter of 2016 compared to $407,000 for the same period in 2015. The Company recorded a positive valuation adjustment of $7,000 on mortgage servicing rights in the third quarter of 2016 compared to a positive valuation adjustment of $24,000 for the same period in 2015.

Gain on Sale on Non-Mortgage Loans. Gains on the sale of non-mortgages, which include SBA and FSA loans, totaled $148,000 in the third quarter of 2016 compared to $543,000 in the third quarter of 2015 mainly due to a decrease in volume of these types of loans.

Gain on Sale of Securities. The third quarter 2016 had $151,000 in gains on the sale of securities, compared to no gain or losses in the third quarter of 2015.

Trust Income. Trust income was $420,000 in the third quarter of 2016, up 13.5% from $370,000 for the same period in 2015.

Other Non-Interest Income. Other income increased $263,000 in the third quarter of 2016 compared to the same period of 2015, which is mainly the result of a $62,000 increase in the value of the assets of the Company’s deferred compensation plan versus a decrease of $166,000 in the third quarter of 2015.

Non-Interest Expense.

Non-interest expense increased to $18.3 million for the third quarter of 2016, an increase of $1.5 million compared to $16.8 million in the third quarter of 2015.

Compensation and Benefits. Compensation and benefits increased to $10.3 million for the quarter ended September 30, 2016 from $9.8 million for the same period in 2015. The increase is mainly attributable to merit increases, staff additions to support growth strategies and higher incentive compensation.

Acquisition Related Charges. There was $252,000 of costs related to the pending merger with Commercial Bancshares included in expenses in the third quarter of 2016.

Other Non-Interest Expense. Other non-interest expense of $3.4 million in the third quarter of 2016, increased from $2.8 million in the third quarter of 2015 primarily due to an increase in the value of the liabilities of the deferred compensation plan which totaled $296,000 in the third quarter 2016 versus a credit of $182,000 in the same quarter of 2015.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2016 was 63.87% compared to 62.41% for the same period in 2015.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 29.82% for the quarter ended September 30, 2016 compared to 30.93% for the same period in 2015. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities and bank-owned life insurance (“BOLI”). The earnings on tax-exempt securities and BOLI are not subject to federal income tax. As a result of adopting ASU 2016-09, a $54,000 credit to tax expense was recorded in the third quarter of 2016.

Nine Months Ended September 30, 2016 and 2015

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2016 was $21.5 million compared to income of $19.9 million for the same period in 2015. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2016 were $2.39 and $2.37, respectively, compared to basic and diluted earnings per common share of $2.15 and $2.11, respectively, for the same period in 2015.

Net Interest Income

Net interest income was $58.4 million for the nine months ended September 30, 2016 compared to $55.1 million for the same period in 2015. For the nine month period ended September 30, 2016, total interest income increased $4.6 million to $64.6 million compared to $60.1 million for the same period in 2015.

Interest expense increased by $1.2 million to $6.2 million for the nine months ended September 30, 2016 compared to $5.0 million for the same period in 2015. The increase is attributable to average interest-bearing liabilities increasing $109.7 million from September 30, 2015 to September 30, 2016.

Net interest margin for the first nine months of 2016 was 3.73%, down 9 basis points from the 3.82% margin reported in the nine month period ended September 30, 2015.

Provision for Loan Losses

The provision for loan losses was $432,000 for the nine months ended September 30, 2016, compared to $93,000 during the nine months ended September 30, 2015. Charge-offs for the first nine months of 2016 totaled $887,000 and recoveries of previously charged off loans totaled $996,000 for net recoveries of $109,000. By comparison, $1.1 million of charge-offs were recorded in the same period of 2015 and $1.4 million of recoveries were realized for net recoveries of $349,000.

Non-Interest Income

Total non-interest income increased to $25.7 million for the nine months ended September 30, 2016 from $24.1 million recognized for the same period in 2015.

Service Fees. Service fees and other charges were $8.2 million for the first nine months of 2016, up from $8.0 million for the same period in 2015.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans was $5.3 million for the nine months ended September 30, 2016 compared to $5.2 million for the same period in 2015. Gains realized from the sale of mortgage loans increased $375,000 to $4.1 million for the first nine months of 2016 from $3.7 million for the same period in 2015. Mortgage loan servicing revenue remained flat at $2.6 million in the first nine months of 2016 and 2015. The gains realized from the sale of mortgage loans were partially offset by a decrease in the valuation of mortgage servicing rights. The Company recorded a negative valuation adjustment of $118,000 in the nine months ended September 30, 2016 compared to a positive adjustment of $191,000 in the same period of 2015.

Gain on Sale on Non-Mortgage Loans. Gain on the sale of non-mortgages, which includes SBA and FSA loans, totaled $604,000 in the first nine months of 2016 compared to $776,000 in the same period of 2015, a decrease of $172,000.

Gain on Sale of Securities. First Defiance recorded a gain on the sale or call of securities of $509,000 in the first nine months of 2016 compared with no securities gains or losses during the same period of 2015.

Other Non-Interest Income. Other income increased $534,000 for the first nine months of 2016 compared to the same period of 2015, which is mainly the result of a $48,000 increase in the value of the liabilities of the Company’s deferred compensation plan versus a decrease of $237,000 in the first nine months of 2015.

Non-Interest Expense

Non-interest expense was $52.9 million for the first nine months of 2016, up from $50.5 million for the same period in 2015.

Compensation and Benefits. Compensation and benefits increased to $30.3 million for the nine months ended September 30, 2016 compared to $27.9 million for the same period in 2015. The increase is mainly attributable to merit increases, staff additions to support growth strategies and higher medical insurance costs.

Acquisition Related Charges. There was $252,000 of costs related to the pending merger with Commercial Bancshares included in expenses in the first nine months of 2016.

Other Non-Interest Expenses. Other non-interest expenses decreased $271,000 to $9.5 million for the first nine months of 2016 from $9.8 million for the same period in 2015. The decrease is due to lower OREO write-downs of $650,000 and management consulting of $381,000 partially offset by higher deferred compensation plan costs of $484,000

The efficiency ratio for the first nine months of 2016 was 62.24% compared to 62.72% for the same period in 2015.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 30.26% for the first nine months of 2016 compared to 30.38% for the same period in 2015. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities and bank-owned life insurance (“BOLI”). The earnings on tax-exempt securities and BOLI are not subject to federal income tax. As a result of adopting ASU 2016-09, a $184,000 credit to tax expense was recorded for the first nine months of 2016.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $16.3 million of cash provided by operating activities during the first nine months of 2016.

At September 30, 2016, First Federal had $172.4 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $445.9 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $38.1 million of mortgage loans. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

The Company met each of the well capitalized ratio guidelines at September 30, 2016. The following table indicates the capital ratios for First Defiance and First Federal at September 30, 2016 and December 31, 2015. (In Thousands):

September 30, 2016
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$229,022	10.34%	$99,628	4.5%	N/A	N/A
First Federal	$244,589	11.08%	$99,298	4.5%	$143,431	6.5%

Tier 1 Capital (1)
Consolidated	$264,022	11.20%	$94,287	4.0%	N/A	N/A
First Federal	$244,589	10.39%	$94,146	4.0%	$117,683	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$264,022	11.93%	$132,838	6.0%	N/A	N/A
First Federal	$244,589	10.39%	$132,398	6.0%	$176,530	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$289,945	13.10%	$177,117	8.0%	N/A	N/A
First Federal	$270,512	12.26%	$176,530	8.0%	$220,663	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.36 billion consolidated and $2.35 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.21 billion for consolidated and the Bank.

December 31, 2015
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$218,297	10.71%	$91,710	4.5%	N/A	N/A
First Federal	$236,625	11.61%	$91,678	4.5%	$132,424	6.5%

Tier 1 Capital (1)
Consolidated	$253,297	11.46%	$88,424	4.0%	N/A	N/A
First Federal	$236,625	10.72%	$88,267	4.0%	$110,334	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$253,297	12.43%	$122,280	6.0%	N/A	N/A
First Federal	$236,625	11.61%	$122,237	6.0%	$162,983	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$278,679	13.67%	$163,040	8.0%	N/A	N/A
First Federal	$262,007	12.86%	$162,983	8.0%	$203,729	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.21 billion for consolidated and the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.04 billion for consolidated and the Bank.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s 2015 Annual Report on Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2016.

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

The table below presents, for the twelve months subsequent to September 30, 2016 and December 31, 2015, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of September 30, 2016, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2016 was slightly more asset sensitive for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2015. This is due in part to our strategy to grow longer term loans and fund that growth out of existing liquidity.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2016		December 31, 2015
Gradual Change in Interest Rates
+200	$1,299	1.59%	$563	0.71%
+100	626	0.77%	215	0.27%
-100	(1,706)	-2.09%	(1,332)	-1.68%

Immediate Change in Interest Rates
+200	$3,171	3.89%	$1,660	2.09%
+100	1.563	1.92%	719	0.91%
-100	(3,213)	-3.94%	(2,605)	-3.28%

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

The results of all the simulation scenarios are within the board mandated guidelines as of September 30, 2016.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of September 30, 2016 was considered to be remote given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2016 and the year-ended December 31, 2015.

September 30, 2016
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	513,532	85,225	19.90%
+ 300 bp	497,338	69,032	16.12%
+ 200 bp	478,862	50,555	11.80%
+ 100 bp	456,498	28,191	6.58%
0 bp	428,307	-	-
- 100 bp	389,679	(38,627)	(9.02)%

December 31, 2015
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	509,640	56,545	12.48%
+ 300 bp	499,038	45,946	10.14%
+ 200 bp	486,652	33,558	7.41%
+ 100 bp	471,332	18,237	4.03%
0 bp	453,095	-	-
- 100 bp	426,010	(27,085)	(5.98)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Company had no unregistered sales of equity securities during the quarter ended September 30, 2016.
(b)	Not applicable.
(c)	The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Beginning Balance, July 1, 2016				377,500
July 1 – July 31, 2016	-	$-	-	377,500
August1 – August 31, 2016	-	-	-	377,500
September 1 – September 30, 2016	-	-	-	377,500
Total	-	$-	-	377,500

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% of the outstanding common shares or 450,000 shares. There is no expiration date for the new repurchase program. No shares were repurchased during the quarter ended September 30, 2016.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	There have been no material changes to the procedures by which shareholders may recommend nominees to the First Defiance Board of Directors.

Item 6. Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of August 23, 2016 by and between First Defiance and Commercial Bancshares, Inc. (1)
Exhibit 3.1	Articles of Incorporation of First Defiance (2)
Exhibit 3.2	Code of Regulations of First Defiance (2)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation of First Defiance (3)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Balance Sheet at September 30, 2016 and December 31, 2015, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Nine Months ended September 30, 2016 and 2015 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2016 and 2015, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholder’ Equity for the Nine Months ended September 30, 2016 and 2015, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form 8-K filed on August 24, 2016 (Film No. 161848221).
(2)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354), filed on June 9, 1995.
(3)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105).

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: November 7, 2016	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: November 7, 2016	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

