Form 10-K
period 2016-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2017-02-28
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended	December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	0-26850

FIRST DEFIANCE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (419) 782-5015

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market
(Title of Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2016 was approximately $338.8 million.

As of February 20, 2017, there were issued and outstanding 8,985,385 shares of the Registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2017 Annual Shareholders’ Meeting.

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

On August 23, 2016, First Defiance announced the execution of a definitive agreement (the “Agreement”) to acquire Commercial Bancshares, Inc. (“Commercial Bancshares”) and its wholly-owned subsidiary, the Commercial Savings Bank. Each Commercial Bancshares shareholder will receive 1.1808 shares of First Defiance common stock (“First Defiance Shares”) or $51.00 in cash, subject to total consideration being paid 80% in First Defiance Shares and 20% in cash as provided in the Agreement. Based on the twenty-day average closing price of First Defiance Shares of $43.19 ending August 22, 2016, the transaction is valued at approximately $63.0 million in the aggregate, including a cash payment of approximately $1.5 million to cancel outstanding options. On December 31, 2016, Commercial Bancshares had $356 million in assets, $297 million in loans and $314 million in deposits at its seven banking offices. The transaction closed on February 24, 2017.

At December 31, 2016, the Company had consolidated assets of $2.48 billion, consolidated deposits of $1.98 billion, and consolidated stockholders’ equity of $293.0 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

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

The Subsidiaries

The Company’s core business operations are conducted through its Subsidiaries:

First Federal Bank of the Midwest: First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through twenty-seven full-service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood counties in northwest Ohio, two full-service banking center offices in Allen County in northeast Indiana, five full-service banking center offices in Lenawee County in southeast Michigan and one commercial loan production office in Hilliard, Ohio that was approved in August 2016 to become a full-service branch. The Hilliard location is expected to open as a full-service branch late in the first quarter of 2017.

First Federal is primarily engaged in community banking. It attracts deposits from the general public through its offices and website, and uses those and other available sources of funds to originate residential real estate loans, commercial real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities that are issued by federal agencies, including real estate mortgage investment conduits (“REMICs”) and residential collateralized mortgage obligations (“CMOs”), and corporate bonds. First Federal’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). First Federal is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Business Strategy

First Defiance’s primary objective is to be a high-performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Mission & Vision and Core Values initiatives. First Defiance also has a tagline of “Better Together” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

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

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. First Federal also offers online banking services, which include mobile banking and online bill-pay.

Fee Income Development - Generation of fee income and the diversification of revenue sources are accomplished through the mortgage banking operation, First Insurance and the wealth management department as First Defiance seeks to reduce reliance on retail transaction fee income.

Deposit Growth - First Federal’s focus has been to grow core deposits with an emphasis on total relationship banking with both our retail and commercial customers. First Federal’s pricing strategy considers the whole relationship of the customer. First Federal continues to focus on increasing its market share in the communities it serves by providing quality products with extraordinary customer service, business development strategies and branch expansion. First Federal will look to grow its footprint in areas believed to further complement its overall market share and complement its strategy of being a high-performing community bank.

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

First Defiance’s investment portfolio includes 61 CMO issues totaling $63.0 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2016.

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

The carrying value of securities at December 31, 2016 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Rate	Years	Rate	Years	Rate	Years	Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$8,737	3.20%	$32,915	3.14%	$23,769	3.07%	$14,639	3.03%	$80,060	3.11%
CMOs	9,414	2.97	30,164	2.87	20,944	2.78	3,429	2.79	63,951	2.85
U.S. government and federal agency obligations	-	-	2,000	1.50	2,000	2.00	-	-	4,000	1.75
Obligations of states and political subdivisions (1)	578	1.56	9,923	3.69	36,202	3.72	39,345	3.43	86,048	3.58
Corporate bonds	-	-	10,020	1.79	2,899	2.06	-	-	12,919	1.85
Total	$18,729		$85,022		$85,814		$57,413		$246,978
Unamortized premiums/ (discounts)									3,422
Unrealized gain on securities available for sale									776
Total									$251,176

(1)	Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2016	2015	2014
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,915	$2,994	$980
Obligations of state and political subdivisions	88,043	90,389	88,532
CMOs, REMICS and mortgage-backed securities	146,019	138,074	142,816
Trust preferred stock and preferred stock	2	1	1
Corporate bonds	13,013	4,977	6,992
Total	$250,992	$236,435	$239,321

Held-to-maturity securities:
Mortgage-backed securities	$91	$119	$158
Obligations of state and political subdivisions	93	124	155
Total	$184	$243	$313

For additional information regarding First Defiance’s investment portfolio, refer to Note 5 – Investment Securities to the Consolidated Financial Statements.

Interest-Bearing Deposits

The Company had $46.0 million and $41.0 million in overnight investments at the Federal Reserve at December 31, 2016 and 2015, respectively, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $1.8 million and $1.6 million at December 31, 2016 and 2015, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2016, First Federal serviced 14,350 loans totaling $1.37 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to Freddie Mac, Fannie Mae and FHLB. At December 31, 2016, 64.82%, 34.31% and 0.81% of the Company’s sold loans were to Freddie Mac, Fannie Mae and FHLB, respectively.

As compensation for its mortgage servicing activities, the Company receives servicing fees, usually approximating 0.25% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured.

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2016			2015			2014
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in Thousands)

Less than 3.00%	2,191	$225,328	16.42%	1,836	$188,916	14.06%	1,807	$194,998	14.48%
3.00% -3.99%	6,279	682,157	49.72	5,606	603,875	44.94	4,985	544,117	40.41
4.00% -4.99%	3,551	332,023	24.20	3,924	379,917	28.28	3,952	386,949	28.73
5.00% - 5.99%	1,405	83,775	6.11	1,761	110,616	8.23	2,200	147,057	10.92
6.00% - 6.99%	749	41,055	2.99	922	50,937	3.79	1,086	62,379	4.63
7.00% and over	175	7,680	0.56	209	9,461	0.70	237	11,138	0.83
Total	14,350	$1,372,018	100.00%	14,258	$1,343,722	100.00%	14,267	$1,346,638	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens.

The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	December 31
	2016				2015				2014
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)

1–5 years	529	3.69%	$7,432	0.54%	680	4.77%	$10,801	0.80%	810	5.67%	$15,932	1.18%
6–10 years	1,784	12.43	102,132	7.44	1,563	10.97	89,364	6.65	1,204	8.44	64,979	4.83
11–15 years	3,671	25.58	343,750	25.05	3,759	26.36	349,986	26.05	4,082	28.61	385,409	28.62
16–20 years	1,526	10.63	135,540	9.88	1,635	11.47	144,249	10.74	1,720	12.06	155,783	11.57
21–25 years	1,846	12.86	169,496	12.35	1,833	12.85	169,889	12.64	1,575	11.04	143,062	10.62
More than 25 years	4,994	34.81	613,668	44.74	4,788	33.58	579,433	43.12	4,876	34.18	581,473	43.18
Total	14,350	100.00%	$1,372,018	100.00%	14,258	100.00%	$1,343,722	100.00%	14,267	100.00%	$1,346,638	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2016, First Federal’s limit on loans-to-one borrower was $40.3 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $23.6 million, $23.3 million, $23.1 million, $23.1 million and $22.9 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2016.

Loan Portfolio Composition – The net increase in net loans receivable over the prior year was $137.8 million, $154.8 million and $66.5 million at December 31, 2016, 2015, and 2014, respectively. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in the northwest Ohio, northeast Indiana, central Ohio and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $687.5 million at December 31, 2016, which represents 33.8% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
1-4 family residential	$207,550	10.2%	$205,330	11.0%	$206,437	12.2%	$195,752	12.2%	$200,826	13.0%
Multi-family residential	196,983	9.7	167,558	9.0	156,530	9.3	148,952	9.2	122,275	7.9
Commercial real estate	843,579	41.5	780,870	41.8	683,958	40.6	670,666	41.6	675,110	43.7
Construction	182,886	9.0	163,877	8.7	112,385	6.7	86,058	5.3	37,788	2.5
Total real estate loans	1,430,998	70.4	1,317,635	70.5	1,159,310	68.8	1,101,428	68.3	1,035,999	67.1

Other:

Commercial	469,055	23.0	419,349	22.4	399,730	23.7	388,236	24.1	383,817	24.9
Home equity and improvement	118,429	5.8	116,962	6.2	111,813	6.6	106,930	6.6	108,718	7.0
Consumer finance	16,680	0.8	16,281	0.9	15,466	0.9	16,902	1.0	15,936	1.0
	604,164	29.6	552,592	29.5	527,009	31.2	512,068	31.7	508,471	32.9
Total loans	2,035,162	100.0%	1,870,227	100.0%	1,686,319	100.0%	1,613,496	100.0%	1,544,470	100.0%
Less:
Undisbursed loan funds	93,355		66,902		38,653		32,290		18,478
Net deferred loan origination fees	1,320		1,108		880		758		735
Allowance for loan losses	25,884		25,382		24,766		24,950		26,711
Net loans	$1,914,603		$1,776,835		$1,622,020		$1,555,498		$1,498,546

In addition to the loans reported above, First Defiance had $9.6 million, $5.5 million, $4.5 million, $9.1 million, and $22.1 million in loans classified as held for sale at December 31, 2016, 2015, 2014, 2013 and 2012, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2016 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Years After December 31, 2016
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$471,363	$164,604	$608,344	$88,086	$31,425	$67,176	$1,430,998
Other loans:
Commercial	316,760	50,152	94,636	7,507	-	-	469,055
Home equity and improvement	109,651	2,410	4,044	1,452	425	447	118,429
Consumer finance	6,726	3,531	6,194	223	6	-	16,680
Total	$904,500	$220,697	$713,218	$97,268	$31,856	$67,623	$2,035,162

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2016 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)

Real estate	$289,578	$670,057	$959,635
Commercial	114,463	37,832	152,295
Other	17,602	1,130	18,732
	$421,643	$709,019	$1,130,662

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

Adjustable-rate loans represented 10.8% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2016 compared to 10.3% and 11.9% during 2015 and 2014, respectively.

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

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2016	2015	2014
	(In Thousands)
Loan originations:
1-4 family residential	$294,307	$241,658	$173,301
Multi-family residential	59,957	44,352	46,181
Commercial real estate	166,437	241,969	159,959
Construction	138,553	116,224	66,264
Commercial	389,037	465,543	524,073
Home equity and improvement	56,816	54,676	45,934
Consumer finance	10,426	10,235	10,632
Total loans originated	1,115,533	1,174,657	1,026,344
Loans purchased:	822	-	16,594
Loan reductions:
Loan pay-offs	232,302	265,311	219,446
Loans sold	282,589	231,067	176,381
Periodic principal repayments	432,445	493,383	578,873
	947,336	989,761	974,700
Net increase in total loans and loans held for sale	$169,019	$184,896	$68,238

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2016, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

1-4 family residential real estate	$221	0.01%	$1,142	0.06%	$608	0.03%	$1,971	0.10%
Multi- family residential	-	0.00	-	0.00	-	0.00	-	0.00
Commercial real estate	159	0.01	16	0.00	2,072	0.10	2,247	0.11
Construction	-	0.00	-	0.00	-	0.00	-	0.00
Commercial	23	0.00	10	0.00	403	0.02	436	0.02
Home Equity and Improvement	1,115	0.05	174	0.01	254	0.02	1,543	0.08
Consumer Finance	85	0.01	69	0.00	78	0.00	232	0.01
Total	$1,603	0.08%	$1,411	0.07%	$3,415	0.17%	$6,429	0.32%

Overall, the level of delinquencies at December 31, 2016 decreased from the levels at December 31, 2015, when First Defiance reported that 0.64% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 0.17% at December 31, 2016 from 0.39% at December 31, 2015. The level of total loans 60-89 days delinquent decreased to 0.07% at December 31, 2016 from 0.13% at December 31, 2015. The level of loans that were 30 to 59 days past due decreased to 0.08% at December 31, 2016 from 0.12% at December 31, 2015. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

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

Loans originated by First Federal having principal balances of $27.4 million, $41.9 million and $48.9 million were considered impaired as of December 31, 2016, 2015 and 2014, respectively. The decrease in impaired loans from 2014 to 2016 is due to a continued concerted effort by management and the lending staff to work specific credits out of the Bank or back to performing status. These amounts of impaired loans exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans, except for those classified as troubled debt restructurings. There was $1.7 million of interest received and recorded in income during 2016 related to impaired loans. There was $1.3 million and $1.6 million recorded in 2015 and 2014, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2016, 2015 and 2014 was $1.2 million, $1.5 million, and $1.2 million, respectively. The average recorded investment in impaired loans during 2016, 2015 and 2014 (excluding loans accounted for under FASB ASC Topic 310 Subtopic 30) was $32.8 million, $51.8 million and $50.3 million, respectively. The total allowance for loan losses related to these loans was $0.8 million, $0.4 million, and $1.3 million at December 31, 2016, 2015 and 2014, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2016, First Defiance recognized $74,000 of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2016 was $455,000.

As of December 31, 2016, First Defiance’s total non-performing loans amounted to $14.3 million or 0.74% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $16.3 million or 0.90% of total loans, at December 31, 2015. Non-performing loans are loans which are more than 90 days past due or on nonaccrual. The nonperforming loan balance for 2016 includes $11.3 million of loans that were originated by First Federal and also considered impaired compared to $13.4 million for 2015.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Nonperforming loans:

1-4 family residential real estate	$2,928	$2,610	$3,332	$3,273	$3,602
Multi-family residential real estate	2,639	2,419	2,539	581	1,177
Commercial real estate	6,953	7,429	12,635	15,253	21,913
Commercial	1,007	3,078	4,993	8,327	5,661
Home Equity and Improvement	730	689	619	413	217
Consumer finance	91	36	12	-	-
Total nonperforming loans	14,348	16,261	24,130	27,847	32,570

Real estate owned	455	1,321	6,181	5,859	3,805
Total repossessed assets	455	1,321	6,181	5,859	3,805

Total nonperforming assets	$14,803	$17,582	$30,311	$33,706	$36,375

Restructured loans, accruing	$10,544	$11,178	$24,686	$27,630	$28,203

Total nonperforming assets as a percentage of total assets	0.60%	0.77%	1.39%	1.58%	1.78%
Total nonperforming loans as a percentage of total loans*	0.74%	0.90%	1.47%	1.76%	2.14%
Total nonperforming assets as a percentage of total loans plus REO*	0.76%	0.97%	1.83%	2.12%	2.38%
Allowance for loan losses as a percent of total nonperforming assets	174.86%	144.36%	81.71%	74.02%	73.43%

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

At December 31, 2016, First Defiance’s allowance for loan losses totaled $25.9 million compared to $25.4 million at December 31, 2015. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2016	2015	2014	2013	2012
	(Dollars in Thousands)

Allowance at beginning of year	$25,382	$24,766	$24,950	$26,711	$33,254
Provision for credit losses	283	136	1,117	1,824	10,924
Charge-offs:
1-4 family residential real estate	(350)	(282)	(426)	(643)	(2,515)
Commercial real estate and multi-family	(92)	(468)	(1,018)	(2,475)	(11,319)
Commercial	(615)	(68)	(2,982)	(1,230)	(4,047)
Consumer finance	(94)	(53)	(41)	(94)	(133)
Home equity and improvement	(268)	(350)	(392)	(757)	(1,165)
Total charge-offs	(1,419)	(1,221)	(4,859)	(5,199)	(19,179)
Recoveries	1,638	1,701	3,558	1,614	1,712
Net (charge-offs) recoveries	219	480	(1,301)	(3,585)	(17,467)
Ending allowance	$25,884	$25,382	$24,766	$24,950	$26,711

Allowance for loan losses to total non-performing loans at end of year	180.40%	156.09%	102.64%	89.60%	82.01%
Allowance for loan losses to total loans at end of year*	1.33%	1.41%	1.50%	1.58%	1.75%
Net charge-offs (recoveries) for the year to average loans	-0.01%	-0.03%	0.08%	0.23%	1.18%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses decreased significantly in 2016 and 2015 from previous years due to improved credit quality of the loan portfolio. Management does not anticipate a net recovery position in 2017 and feels that the level of the allowance for loan losses at December 31, 2016 is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31
	2016		2015		2014		2013		2012
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
1-4 family residential	$2,627	10.2%	$3,212	11.0%	$2,494	12.2%	$2,847	12.2%	$3,506	13.0%
Multi-family residential real estate	2,228	9.7	2,151	9.0	2,453	9.3	2,508	9.2	2,197	7.9
Commercial real estate	10,625	41.5	11,772	41.8	11,268	40.6	12,000	41.6	12,702	43.7
Construction	450	9.0	517	8.7	221	6.7	134	5.3	75	2.5
Commercial loans	7,361	23.0	5,192	22.4	6,509	23.7	5,678	24.1	6,325	24.9
Home equity and improvement loans	2,386	5.8	2,270	6.2	1,704	6.6	1,635	6.6	1,759	7.0
Consumer loans	207	0.8	171	0.9	117	0.9	148	1.0	147	1.0
	$25,884	100.0%	$25,382	100.0%	$24,766	100.0%	$24,950	100.0%	$26,711	100.0%

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

To supplement its funding needs, First Defiance also has the ability to utilize the national market for Certificates of Deposit. First Defiance has used these deposits in the past and could in the future if necessary. The total balance of national certificates of deposit was $0 at December 31, 2016 and 2015.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$441,731	-	$388,257	-	$350,677	-
Interest bearing demand deposits	798,266	0.17%	742,856	0.16%	733,637	0.17%
Savings deposits	235,137	0.04	215,253	0.04	198,919	0.05
Time deposits	430,487	1.12	441,510	0.92	466,951	0.85
Totals	$1,905,621	0.33%	$1,787,876	0.30%	$1,750,184	0.30%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts $100,000 or greater at December 31, 2016 (In Thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2017	$17,854
June 30, 2017	16,394
September 30, 2017	15,125
December 31, 2017	8,322
After December 31, 2017	109,862
Total retail certificates of deposit with balances $100,000 or greater	$167,557

The following table details the deposit accrued interest payable as of December 31:

	2016	2015
	(In Thousands)

Interest bearing demand deposits and money market accounts	$23	$18
Certificates of deposit	19	25
	$42	$43

For additional information regarding First Defiance’s deposits see Note 11 to the Consolidated Financial Statements.

Borrowings— First Defiance may obtain advances from the FHLB of Cincinnati by pledging certain of its residential mortgage loans, commercial real estate loans, multi-family loans, home equity loans and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	Years Ended December 31
	2016	2015	2014
	(Dollars in Thousands)
Long-term:
FHLB advances	$103,943	$59,902	$21,544
Weighted average interest rate	1.42%	1.62%	2.38%

Short-term:
Securities sold under agreement to repurchase	$31,816	$57,188	$54,759
Weighted average interest rate	0.22%	0.27%	0.28%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2016	2015	2014
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$103,943	$59,902	$22,520
Average balance	84,944	38,185	21,993
Weighted average interest rate	1.42%	1.62%	2.38%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2016	2015	2014
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$30,000	$-	$-
Average balance	861	41	-
Weighted average interest rate	0.39%	0.18%	-
Securities sold under agreement to repurchase:
Maximum balance	$57,984	$60,272	$61,154
Average balance	52,821	54,632	54,541
Weighted average interest rate	0.26%	0.28%	0.29%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2016, there was $103.9 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2016 and 2015, no outstanding balances existed under First Defiance’s short-term Cash Management Advance Line of Credit or REPO line of credit. The total available under the Cash Management Advance Line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2016, other than amounts available on the REPO and Cash Management line, First Federal had additional borrowing capacity with the FHLB of $448.9 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and was in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $13.8 million at December 31, 2016 and 2015. First Federal holds stock of the FHLB of Indianapolis of $5,000 at December 31, 2016 and $9,000 at December 31, 2015.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time homebuyers.

For additional information regarding First Defiance’s FHLB advances and other debt see Notes 12 and 14 to the Consolidated Financial Statements.

Subordinated Debentures - In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.46% and 2.01% as of December 31, 2016 and 2015 respectively.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 2.34% and 1.89% as of December 31, 2016 and 2015 respectively.

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

Employees

First Defiance had 581 employees at December 31, 2016. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it maintains good relationships with its personnel.

Competition

Competition in originating commercial real estate and commercial loans comes mainly from commercial banks with banking center offices in the Company’s market area. Competition for the origination of mortgage loans arises mainly from savings associations, commercial banks, and mortgage companies. The distinction among market participants is based on a combination of price, the quality of customer service and name recognition. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to borrowers than is furnished by competitors. First Federal has a significant market share of the lending markets in which it conducts operations, except for central Ohio.

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

In July 2013 the United States banking regulators issued final new capital rules applicable to smaller banking organizations which also implement certain provisions of the Dodd-Frank Act. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital are being phased in from January 1, 2015, through January 1, 2019.

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

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in through 2019.

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

The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2016, and the amount by which it exceeded the minimum capital requirements in effect at that date. (Dollars in Thousands):

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$234,809	10.45%	$101,108	4.5%	N/A	N/A
First Federal	$242,928	10.81%	$101,116	4.5%	$146,057	6.5%

Tier 1 Capital (2)
Consolidated	$269,809	11.24%	$95,975	4.0%	N/A	N/A
First Federal	$242,928	10.14%	$95,791	4.0%	$119,739	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$269,809	12.01%	$134,811	6.0%	N/A	N/A
First Federal	$242,928	10.81%	$134,822	6.0%	$179,763	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$295,693	13.16%	$179,748	8.0%	N/A	N/A
First Federal	$268,812	11.96%	$179,763	8.0%	$224,703	10.0%

(1)	Excludes capital conservation buffer of 0.625% as of December 31, 2016.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.40 billion for consolidated and $2.39 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.25 billion for consolidated and the Bank.

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

Effective January 1, 2015, in order to be "well-capitalized," a financial institution must have a common equity tier 1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2016, First Federal met the ratio requirements in effect at that date to be deemed "well-capitalized." See Note 17 of the Notes to Consolidated Financial Statements which is incorporated herein by reference.

Dividends - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $22.0 million in dividends to First Defiance in 2016 and $29.0 million in 2015. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits. First Insurance paid $1.2 million in dividends to First Defiance in 2016 and $900,000 in dividends in 2015. First Defiance Risk Management paid $1.0 million in dividends to First Defiance in 2016 and 2015.

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

The deposit insurance assessment base is average assets less average tangible equity. The FDIC set a target size for the Deposit Insurance Fund at 2% of insured deposits and a lower assessment rate schedule when the fund reaches 1.15% and, in lieu of dividends, the FDIC rule provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. On June 30, 2016, the Deposit Insurance Fund surpassed its target of 1.15%, decreasing the assessment base based on the final rules approved by the FDIC Board of Directors on February 7, 2011, and April 26, 2016. The change to the assessment base and assessment rates, as well as the Deposit Insurance Fund restoration time frame, has lowered First Defiance’s deposit insurance assessment.

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

At December 31, 2016, First Federal’s portfolio of commercial real estate loans totaled $1.0 billion, or approximately 51.1% of total loans. First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

At December 31, 2016, First Federal’s portfolio of commercial loans totaled $469.1 million, or approximately 23.1% of total loans. Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

Comprehensive revisions to the regulatory capital framework were finalized by the Federal Reserve, the OCC, and the FDIC in 2013. The revised regulations change what qualifies as regulatory capital, raises minimum requirements, and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective.

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

First Defiance relies heavily on information systems to conduct our business and to process, record, and monitor transactions. Risks to the system could result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. First Defiance is also at risk for the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which First Defiance deals.

Potential adverse consequences of attacks on First Defiance’s computer systems or other threats include damage to First Defiance’s reputation, loss of customer business, litigation and increased regulatory scrutiny, which might also result in financial loss and require additional efforts and expense to attempt to prevent such adverse consequences in the future.

If First Defiance forecloses on collateral property resulting in First Defiance’s ownership of the underlying real estate, First Defiance may be subject to the increased costs associated with the ownership of real property, resulting in reduced income.

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

If First Defiance’s growth involves the acquisition of companies through merger, the success of the merger will depend on, among other things, First Defiance’s ability to combine the businesses in a manner that permits growth opportunities and cost efficiencies, and does not cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of First Defiance to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2016, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirty-three other full-service banking centers in northwest Ohio, northeast Indiana and southeast Michigan. First Insurance conducted its business from leased office space at 511 Fifth Street, Defiance, Ohio; 209 West Poe Road, Bowling Green, Ohio; 204 East High Street, Bryan, Ohio; 1755 Indian Wood Circle, Maumee, Ohio; 4350 Navarre Ave, Oregon, Ohio and 2600 Allentown Road, Lima, Ohio.

In August 2016, First Federal received approval to transition its loan production office at 4501 Cemetery Road, Hilliard, Ohio to a full-service branch. The transition will be completed late in the first quarter of 2017. This office is owned.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the offices and other properties of the Company at December 31, 2016. See Note 9 to the Consolidated Financial Statements.

	Leased/	Net Book Value
Description/address	Owned	of Property	Deposits
		(In Thousands)
Main Office, First Federal
601 Clinton St., Defiance, OH	Owned	$3,225	$230,654
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	4,807	N/A
Mobile Banking
1011 W. Beecher St., Adrian, MI	Owned	170	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH	Owned	538	157,476
211 S. Fulton St., Wauseon, OH	Owned	345	75,865
625 Scott St., Napoleon, OH	Owned	877	79,074
1050 E. Main St., Montpelier, OH	Owned	225	43,705
1800 Scott St., Napoleon, OH	Owned	1,126	32,747
1177 N. Clinton St., Defiance, OH	Owned, Land Lease	730	41,753
905 N. Williams St., Paulding, OH	Owned	653	85,946
201 E. High St., Hicksville, OH	Owned	288	29,753
3900 N. Main St., Findlay, OH	Owned	813	56,206
1694 N. Countyline St., Fostoria, OH	Owned	561	53,499
1226 W. Wooster St., Bowling Green, OH	Owned	877	113,248
301 S. Main St., Findlay, OH	Owned	786	66,427
405 E. Main St., Ottawa, OH	Owned	279	92,914
124 E. Main St., McComb, OH	Owned	160	22,646
7591 Patriot Dr., Findlay, OH	Owned	1,029	45,127
417 W. Dussel Dr., Maumee, OH	Owned, Land Lease	707	76,061
230 E. Second St., Delphos, OH	Owned	862	98,143
105 S. Greenlawn Ave., Elida, OH	Owned	284	42,443
2600 Allentown Rd., Lima, OH	Owned	929	44,419
22020 W. State Rt. 51, Genoa, OH	Owned	736	33,705
3426 Navarre Ave., Oregon, OH	Owned	810	38,547
1077 Louisiana Ave., Perrysburg, OH	Owned	389	41,871
2565 Shawnee Rd., Lima, OH	Owned	1,253	39,393
1595 W. Dupont Rd., Fort Wayne, IN	Leased	-	19,549
135 S. Main St., Glandorf, OH	Leased	-	16,474
300 N. Main St., Adrian, MI	Owned	613	82,230
1701 W. Maumee St., Adrian, MI	Owned	190	47,233
211 W. Main St., Morenci, MI	Owned	165	30,416
539 S. Meridian Hwy., Hudson, MI	Owned	494	45,950
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,384	59,648
1200 N. Main St., Bowling Green OH	Owned	1,558	10,093
9909 Illinois Rd, Fort Wayne, IN	Owned	1,931	26,915
4501 Cemetery Rd, Hilliard, OH	Owned	966	270
2920 W. Central Ave., Toledo, OH	Owned	165	1,228

First Insurance Group
511 Fifth St., Defiance, OH	Leased	463	N/A
209 W. Poe Rd., Bowling Green, OH	Leased	-	N/A
204 E. High St., Bryan, OH	Leased	-	N/A
1755 Indian Wood Cir., Maumee, OH	Leased	-	N/A
4350 Navarre Ave., Oregon, OH	Leased	-	N/A
2600 Allentown Rd., Lima, OH	Leased	-	N/A
		$31,388	$1,981,628

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The NASDAQ Global Select Market under the symbol “FDEF.” As of February 20, 2017, the Company had approximately 1,782 shareholders of record.

The table below shows the reported high and low sales prices of the common shares and cash dividends declared per common share during the periods indicated in 2016 and 2015.

	Year Ending
	December 31, 2016			December 31, 2015
	High	Low	Dividend	High	Low	Dividend

Quarter ended:
March 31	$40.98	$34.80	$0.22	$34.64	$29.05	$0.175
June 30	41.21	37.53	0.22	38.21	32.42	0.20
September 30	46.83	35.90	0.22	39.95	35.03	0.20
December 31	52.31	36.91	0.22	42.46	35.01	0.20

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common shares and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2011, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
First Defiance Financial Corp.	100.00	133.10	183.16	245.58	278.23	381.92
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56
SNL Midwest Thrift	100.00	129.30	159.45	182.24	223.15	268.71

The following table provides information regarding First Defiance’s purchases of its common shares during the fourth quarter period ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2016	-	$-	-	377,500
November 1 – November 30, 2016	-	-	-	377,500
December 1 – December 31, 2016	122	50.74	-	377,500
Total	122	$50.74	-	377,500

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% of the outstanding common shares or 450,000 shares. There is no expiration date for the new repurchase program.

The information set forth under the caption “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans” of this Form 10-K is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2016. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2016	2015	2014	2013	2012
	(Dollars in Thousands, Except Per Share Data)
Financial Condition:
Total assets	$2,477,597	$2,297,676	$2,178,952	$2,137,148	$2,046,948
Investment securities	251,176	236,678	239,634	198,557	194,609
Loans receivable, net	1,914,603	1,776,835	1,622,020	1,555,498	1,498,546
Allowance for loan losses	25,884	25,382	24,766	24,950	26,711
Nonperforming assets (1)	14,803	17,582	30,311	33,706	36,375
Deposits and borrowers’ escrow balances	1,984,278	1,838,811	1,763,122	1,737,311	1,668,945
FHLB advances	103,943	59,902	21,544	22,520	12,796
Stockholders’ equity	293,018	280,197	279,505	272,147	258,128
Share Information:
Basic earnings per share	3.21	2.87	2.55	2.28	1.86
Diluted earnings per share	3.19	2.82	2.44	2.19	1.81
Book value per common share	32.62	30.78	30.17	27.91	26.44
Tangible book value per common share (2)	25.59	23.79	23.25	21.22	19.63
Cash dividends per common share	0.88	0.775	0.625	0.40	0.20
Dividend payout ratio	27.41%	27.00%	24.51%	17.45%	10.75%
Weighted average diluted shares outstanding	9,035	9,371	9,969	10,171	9,998
Shares outstanding end of period	8,983	9,102	9,235	9,720	9,729
Operations:
Interest income	$87,383	$80,836	$76,248	$74,781	$80,943
Interest expense	8,440	6,781	6,559	7,170	11,937
Net interest income	78,943	74,055	69,689	67,611	69,006
Provision for loan losses	283	136	1,117	1,824	10,924
Non-interest income	34,030	31,803	31,641	30,778	34,374
Non-interest expense	71,093	67,889	66,758	65,052	65,780
Income before tax	41,597	37,833	33,455	31,513	26,676
Federal income tax	12,754	11,410	9,163	9,278	8,012
Net Income	28,843	26,423	24,292	22,235	18,664
Performance Ratios:
Return on average assets	1.20%	1.19%	1.12%	1.08%	0.90%
Return on average equity	10.10%	9.52%	8.78%	8.39%	6.99%
Interest rate spread (2)	3.61%	3.71%	3.57%	3.65%	3.64%
Net interest margin (2)	3.74%	3.81%	3.68%	3.76%	3.81%
Ratio of operating expense to
average total assets	2.97%	3.05%	3.09%	3.16%	3.19%
Efficiency ratio (2)	62.20%	63.01%	65.32%	64.81%	63.93%
Other Ratios:
Equity to total assets at end of period	11.83%	12.19%	12.83%	12.73%	12.61%
Average equity to average assets	11.91%	12.49%	12.79%	12.92%	12.95%
Asset Quality Ratios:
Nonperforming assets to total assets
at end of period (1)	0.60%	0.77%	1.39%	1.58%	1.78%
Allowance for loan losses to total
loans*	1.33%	1.41%	1.50%	1.58%	1.75%
Net charge-offs (recoveries) to average loans	-0.01%	-0.03%	0.08%	0.23%	1.18%

(1)	Nonperforming assets include non-accrual loans that are contractually past due 90 days or more and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
(2)	Refer to Non-GAAP Financial Measures in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
*	Total loans are net of undisbursed loan funds and deferred fees and costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Non-GAAP Financial Measures

This document contains GAAP financial measures and certain non-GAAP financial measures which are presented as management believes they are helpful in understanding the Company’s results of operations or financial position. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures at December 31, 2016 and 2015.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio
($ in Thousands)	December 31, 2016	December 31, 2015
Net interest income (GAAP)	$78,943	$74,055
Add: FTE adjustment	1,830	1,905
Net interest income on a FTE basis (1)	$80,773	$75,960

Noninterest income – less securities gains/losses (2)	$33,521	$31,781
Noninterest expense (3)	71,093	67,889
Average interest-earning assets less average unrealized gains/losses on securities(4)	2,160,561	1,993,311
Average interest-earning assets	2,153,076	1,986,145
Average unrealized gains/losses on securities	7,485	7,166

Ratios:
Net interest margin (1) / (4)	3.74%	3.81%
Efficiency ratio (3) / (1) + (2)	62.20%	63.01%

Non-GAAP Financial Measures – Tangible Book Value

($ in Thousands, except per share data)	December 31, 2016	December 31, 2015
Total Shareholders’ Equity (GAAP)	$293,018	$280,197
Less: Goodwill	(61,798)	(61,798)
Intangible assets	(1,336)	(1,871)
Tangible common equity (1)	$229,884	$216,528

Common shares outstanding (2)	8,983	9,102

Tangible book value per share (1) / (2)	$25.59	$23.79

Overview

First Defiance is a unitary thrift holding company that conducts business through the Subsidiaries, First Federal, First Insurance and First Defiance Risk Management.

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 34 full service banking centers in twelve northwest Ohio counties, one northeast Indiana county, and one southeastern Michigan county. First Federal operates one loan production office in one central Ohio county, which will become a full-service branch late in the first quarter of 2017.

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

Financial Condition

Assets at December 31, 2016 totaled $2.48 billion compared to $2.30 billion at December 31, 2015, an increase of $179.9 million or 7.8%. Cash and cash equivalents increased $19.2 million to $99.0 million at December 31, 2016 from $79.8 million at December 31, 2015. The increase in assets was due to an increase in loans receivable, net of undisbursed loan funds and deferred fees and costs, of $138.3 million and an increase in securities of $14.5 million. These increases were funded by increases in total deposits of $145.5 million and advances from the Federal Home Loan Bank of $44.0 million as well as from cash and cash equivalents.

Securities

The securities portfolio increased $14.5 million to $251.2 million at December 31, 2016. The 2016 activity in the portfolio included $71.3 million of purchases, $882,000 of amortization,, $36.4 million of principal pay-downs and maturities, and $14.9 million of securities being sold. There was a net decrease of $5.4 million in the market value of available-for-sale securities. For additional information regarding First Defiance’s investment securities see Note 5 to the Consolidated Financial Statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $138.3 million to $1.94 billion at December 31, 2016. For more details on the loan balances, see Note 7 – Loans Receivable in the Notes to the Consolidated Financial Statements.

The majority of First Defiance’s commercial real estate and commercial loans are to small and mid-sized businesses. The combined commercial, commercial real estate and multi-family real estate loan portfolios totaled $1.51 billion and $1.37 billion at December 31, 2016 and 2015, respectively, and accounted for approximately 74.2% and 73.1% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The 1-4 family residential portfolio totaled $207.6 million at December 31, 2016, compared with $205.3 million at the end of 2015. At the end of 2016, those loans comprised 10.2% of the total loan portfolio, down from 11.0% at December 31, 2015.

Construction loans, which include one-to-four family and commercial real estate properties, increased to $182.9 million at December 31, 2016 compared to $163.9 million at December 31, 2015. These loans accounted for approximately 9.0% and 8.7% of the total loan portfolio at December 31, 2016 and 2015, respectively.

Home equity and home improvement loans increased to $118.4 million at December 31, 2016, from $117.0 million at the end of 2015. At the end of 2016, those loans comprised 5.8% of the total loan portfolio, down slightly from 6.3% at December 31, 2015.

Consumer finance and mobile home loans were $16.7 million at December 31, 2016 up slightly from $16.3 million at the end of 2015. These loans accounted for approximately 0.8% and 0.9% of the total loan portfolio at December 31, 2016 and 2015, respectively.

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

Loan modifications constitute a troubled debt restructuring (“TDR”) if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered TDRs, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a specific reserve in the allowance for loan and lease losses. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged off. As of December 31, 2016 and December 31, 2015, First Federal had $10.5 million and $11.2 million, respectively, of loans that were still performing and which were classified as TDRs.

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

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserve was $809,000 at December 31, 2016 and $437,000 at December 31, 2015.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors. For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type to allocate historic loss experience. The loss experience factor is then applied to the non-impaired loan portfolio. Beginning June 30, 2015, the Company refined the methodology to its allowance for loan loss calculation pertaining to the general reserve component for non-impaired loans. There was no change to the calculation of the component for reserves on impaired loans. Within the general reserve, the determination of the historical loss component was modified from using a three-year average annual loss rate to a loss migration measurement. The loss migration measurement implemented June 30, 2015, utilized an average of four (4) four-year loss migration periods for each loan portfolio segment with differentiation between loan risk grades. Prior to June 30, 2015, the approach to this component quantified the historical loss by calculating a rolling twelve quarter average annual loss rate for each portfolio segment, without differentiation between loan risk grades. Beginning December 31, 2016 the historical loss calculation was changed from using a an average of four (4) four-year loss migration periods to using an average of all four-year loss migration periods to the present beginning with data from the second quarter 2011. Management believes this enhancement is consistent with the rationale of the previous measurement but provides a more precise calculation of historical losses by incorporating more data points for the average loss ratio and including periods that provide a more complete coverage of the full business cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio. These modifications resulted in a change in the general reserves between the loan portfolio segments but did not have a material impact on the overall allowance for loan losses.

The stratification of the loan portfolio and the loss migration measurement described above resulted in a decrease to the quantitative general allowance to $8.7 million at December 31, 2016 from $9.8 million at December 31, 2015.

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

The qualitative analysis at December 31, 2016 indicated a general reserve of $16.4 million compared with $15.2 million at December 31, 2015. Management reviews the overall economic, environmental and risk factors quarterly and determines appropriate adjustments to these sub-factors based on that review.

The economic factors for all loan segments were increased in 2016 due to the uncertain global economic conditions and related market volatility which presented higher than normal risks to the U.S. economy.

The environmental factors have increased in 2016 in the commercial real estate and commercial loan segments due to the significant growth in balances achieved amidst highly competitive conditions on pricing and terms and balances generated in our metro markets. There was also a continued increase in the volume of loans greater than $10 million and an increase in loans to our most significant borrowers. The environmental factors for residential, consumer, home equity and construction loans were decreased during 2016 due to the stability and maturity of the lending staff.

The risk factors in all loan segments except consumer were decreased in 2016 due to the continued decrease in the level of non-accrual loans, troubled debt restructurings and OREO since December 31, 2015.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.50% for construction loans to 1.71% for home equity and improvement loans.

As a result of the quantitative and qualitative analysis, along with the change in specific reserves, the Company’s provision for loan losses for 2016 was $283,000 compared to $136,000 for 2015. The allowance for loan losses was $25.9 million at December 31, 2016 and $25.4 million at December 31, 2015 and represented 1.33% and 1.41% of loans, net of undisbursed loan funds and deferred fees and costs, respectively. The decrease in the quantitative reserves and the lower level of charge offs was offset by the increase in the qualitative reserve and specific reserve. The provision was offset by charge offs of $1.4 million and recoveries of $1.6 million resulting in an increase to the overall allowance for loan loss of $502,000. In management’s opinion, the overall allowance for loan losses of $25.9 million as of December 31, 2016 is adequate.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2016, First Defiance recorded OREO write-downs that totaled $74,000. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2016 for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased significantly to $27.5 million at December 31, 2016, compared to $49.1 million at December 31, 2015.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 180.4% at December 31, 2016 compared with 156.1% at December 31, 2015. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2016 are appropriate.

At December 31, 2016, First Defiance had total non-performing assets of $14.8 million, compared to $17.6 million at December 31, 2015. Non-performing assets include loans that are 90 days past due, real estate owned and other assets held for sale.

The decrease in non-performing assets between December 31, 2016 and December 31, 2015 is in commercial loans and real estate owned. The balance of commercial non-performing loans was $2.1 million lower at December 31, 2016 compared to December 31, 2015. The balance of OREO was $866,000 lower at December 31, 2016 compared to December 31, 2015.

Non-performing loans in the single-family residential, commercial real estate and commercial loan categories represent 1.41%, 0.92% and 0.21% of the total loans in those categories respectively at December 31, 2016 compared to 1.27%, 1.04% and 0.73% respectively for the same categories at December 31, 2015. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2016 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

For the twelve months ended and as of December 31, 2016, commercial real estate, which represented 51.15% of total loans, accounted for a net recovery of 379.45% and 66.85% of nonaccrual loans, and commercial loans, which represented 23.01% of total loans, accounted for 127.85% of net charge offs and 7.02% of nonaccrual loans. For the twelve months ended and as of December 31, 2015, commercial real estate, which represented 50.71% of total loans, accounted for a net recovery of 93.33% and 60.56% of nonaccrual loans, and commercial loans, which represented 22.42% of total loans, accounted for 54.79% of net recoveries and 18.93% of nonaccrual loans.

Table 1 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2016		As of December 31, 2016
	Net	% of Total Net
	Charge-offs	Charge-offs	Nonaccrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$184	84.02%	$2,928	20.41%
Construction	-	0.00%	-	0.00%
Commercial real estate	(831)	(379.45)%	9,592	66.85%
Commercial	280	127.85%	1,007	7.02%
Consumer finance	30	13.70%	91	0.63%
Home equity and improvement	118	53.88%	730	5.09%
Total	$(219)	(100.00)%	$14,348	100.00%

	For the Twelve Months Ended December 31, 2015		As of December 31, 2015
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$69	14.38%	$2,610	16.05%
Construction	-	0.00%	-	0.00%
Commercial real estate	(448)	(93.33)%	9,848	60.56%
Commercial	(263)	(54.79)%	3,078	18.93%
Consumer finance	-	0.00%	36	0.22%
Home equity and improvement	162	33.74%	689	4.24%
Total	$(480)	(100.00)%	$16,261	100.00%

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at December 31, 2016 and 2015.

Table 2 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2016		December 31, 2015
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(Dollars in Thousands)
1-4 family residential	$2,627	10.2%	$3,212	11.0%
Multi-family residential real estate	2,228	9.7	2,151	9.0
Commercial real estate	10,625	41.5	11,772	41.8
Construction	450	9.0	517	8.7
Commercial loans	7,361	23.0	5,192	22.4
Home equity and improvement loans	2,386	5.8	2,270	6.2
Consumer loans	207	0.8	171	0.9
	$25,884	100.0%	$25,382	100.0%

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

As of December 31, 2016, the total contractual receivable for those loans was $66,000 and the recorded value was $11,000.

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

First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards described above at December 31, 2016 totaled $42.8 million, compared to $46.3 million at December 31, 2015. These loans are generally paying as agreed.

First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill was $61.8 million at December 31, 2016 and December 31, 2015. Core deposit intangibles and other intangible assets decreased to $1.3 million at December 31, 2016 compared to $1.9 million at December 31, 2015. During 2016, changes to the core deposit intangibles and other intangibles were due to the recognition of $535,000 of amortization expense. No impairment of goodwill was recorded in 2016 or 2015.

Deposits

Total deposits at December 31, 2016 were $1.98 billion compared to $1.84 billion at December 31, 2015, an increase of $145.5 million or 7.9%. Non-interest bearing checking accounts grew by $67.0 million, interest bearing checking accounts and money markets grew by $49.5 million, savings grew by $23.7 million and retail certificates of deposit grew by $5.3 million. Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 11 – Deposits in the Notes to the Consolidated Financial Statements.

Borrowings

FHLB advances totaled $103.9 million at December 31, 2016 compared to $59.9 million at December 31, 2015. The balance at the end of 2016 includes $5.0 million of convertible advances with a rate of 2.35%. This advance is callable by the FHLB, at which point it would convert to a three-month LIBOR advance if not paid off. This advance has a final maturity date in 2018. In addition, First Defiance has ten fixed-rate advances totaling $92.0 million with rates ranging from 0.99% to 2.16% and one amortizing advance totaling $6.9 million with a rate of 1.78%.

At December 31, 2016, First Defiance also had $31.8 million of securities that were sold with agreements to repurchase, compared to $57.2 million at December 31, 2015.

Equity

Total stockholders’ equity increased $12.8 million to $293.0 million at December 31, 2016. This increase is a result of net income of $28.8 million and capital of $714,000 from the exercise of 37,970 net shares under stock option plans, which was partially offset by repurchasing 167,868 shares of common stock totaling $6.3 million and $7.9 million of common stock dividends being paid in 2016. In 2015, 225,808 shares were repurchased, resulting in an $8.4 million decrease in stockholders’ equity, and 73,800 net shares were exercised under stock option plans resulting in a $1.5 million increase in stockholder’s equity.

Results of Operations

Summary

First Defiance reported net income of $28.8 million for the year ended December 31, 2016 compared to $26.4 million and $24.3 million for the years ended December 31, 2015 and 2014, respectively. On a diluted per common share basis, First Defiance earned $3.19 in 2016, $2.82 in 2015 and $2.44 in 2014.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $78.9 million for the year ended December 31, 2016 compared to $74.1 million and $69.7 million for the years ended December 31, 2015 and 2014, respectively. The tax-equivalent net interest margin was 3.74%, 3.81% and 3.68% for the years ended December 31, 2016, 2015 and 2014, respectively. The margin decreased 7 basis points between 2015 and 2016. Interest-earning asset yields decreased 2 basis points (to 4.13% in 2016 from 4.15% in 2015) and the cost of interest bearing liabilities between the two periods increased 8 basis points (to 0.52% in 2016 from 0.44% in 2015).

Total interest income increased by $6.6 million or 8.1% to $87.4 million for the year ended December 31, 2016 from $80.8 million for the year ended December 31, 2015. The increase in interest income was due to the significant increase in loan volume. The average balance of loans receivable increased $166.0 million to $1.85 billion at December 31, 2016 from $1.69 billion at December 31, 2015. Interest income from loans increased to $80.2 million for 2016 compared to $73.3 million in 2015, which represents an increase of 9.4%.

During the same period, the average balance of investment securities decreased to $233.4 million for 2016 from $239.9 million for the year ended December 31, 2015. Interest income from investment securities decreased to $6.2 million in 2016 compared to $6.8 million in 2015, which represents a decrease of 7.7%. The overall duration of investments decreased to 3.6 years at December 31, 2016 from 4.2 years at December 31, 2015.

Interest expense increased by $1.6 million in 2016 compared to 2015, to $8.4 million from $6.8 million. This increase was mainly due to an eight basis point increase in the average cost of interest-bearing liabilities in 2016 and a $110.2 million increase in the average balance of interest-bearing liabilities. The average balance of interest bearing deposits increased $64.3 million to $1.46 billion at December 31, 2016 from $1.40 billion at December 31, 2015. Interest expense related to interest-bearing deposits was $6.3 million in 2016 compared to $5.3 million in 2015. Interest expenses on FHLB advances and other interest-bearing funding sources were $1.3 million and $138,000 respectively, in 2016 and $675,000 and $152,000 respectively in 2015. The increase in FHLB advance expense was due to a $47.7 million increase in the average balance of FHLB advances to $85.9 million at December 31, 2016 compared to $38.1 million at December 31, 2015. Interest expense recognized by the Company related to subordinated debentures was $753,000 in 2016 and $613,000 in 2015 due to rising rates.

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

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2016, 2015 and 2014:

Table 3 – Net Interest Margin

	Year Ended December 31
	(In Thousands)
	2016			2015			2014
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate

Interest-Earning Assets:
Loans receivable (5)	$1,853,419	$80,423	4.34%	$1,687,413	$73,544	4.36%	$1,574,753	$68,828	4.37%
Securities (6)	233,407	7,871	3.48%	239,852	8,476	3.64%	223,534	8,227	3.79%
Interest-earning deposits	67,420	367	0.54%	59,410	169	0.27%	134,114	349	0.26%
FHLB stock	13,800	552	4.00%	13,802	552	4.00%	14,677	642	4.37%
Total interest-earning assets	2,168,046	89,213	4.13%	2,000,477	82,741	4.15%	1,947,078	78,046	4.01%
Non-interest-earning assets	229,393			222,389			215,390

Total Assets	$2,397,439			$2,222,866			$2,162,468

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,463,890	$6,261	0.43%	$1,399,619	$5,341	0.38%	$1,399,507	$5,283	0.38%
FHLB advances	85,856	1,288	1.50%	38,134	675	1.77%	21,995	528	2.40%
Subordinated debentures	36,141	753	2.09%	36,129	613	1.70%	36,131	587	1.62%
Other borrowings	52,826	138	0.26%	54,619	152	0.28%	54,524	161	0.30%
Total interest-bearing liabilities	1,638,713	8,440	0.52%	1,528,501	6,781	0.44%	1,512,157	6,559	0.43%
Non-interest bearing demand deposits	441,731	–		388,257	–		350,677	–
Total including non-interest- bearing demand deposits	2,080,444	8,440	0.41%	1,916,758	6,781	0.35%	1,862,834	6,559	0.35%
Other non-interest liabilities	31,361			28,463			23,097
Total Liabilities	2,111,805			1,945,221			1,885,931
Stockholders’ equity	285,634			277,645			276,537
Total liabilities and stockholders’ equity	$2,397,439			$2,222,866			$2,162,468
Net interest income; interest rate spread (3)		$80,773	3.61%		$75,960	3.71%		$71,487	3.57%

Net interest margin (4)			3.74%			3.81%			3.68%
Average interest-earning assets to average interest- bearing liabilities			132.3%			130.9%			128.8%

(1)	Interest on certain tax exempt loans (amounting to $383,000, $368,000 and $271,000 in 2016, 2015 and 2014 respectively) and tax-exempt securities ($3.0 million, $3.2 million and $3.1 million in 2016, 2015, and 2014) is not taxable for Federal income tax purposes. The average balance of such loans was $11.8 million, $10.7 million and $7.8 million in 2016, 2015, and 2014 while the average balance of such securities was $83.4 million, $86.0 million and $82.2 million in 2016, 2015, and 2014, respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	At December 31, 2016, the yields earned and rates paid were as follows: loans receivable, 4.20%; securities, 3.08%; FHLB stock,4.00%; total interest-earning assets, 4.07%; deposits, 0.26%; FHLB advances, 1.42%; other borrowings, 0.22%, subordinated debentures, 2.39%; total including non- interest-bearing liabilities, 0.35%; and interest rate spread, 3.72%.
(3)	Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets excluding average unrealized gains/losses.
(5)	For the purpose of the computation for loans, nonaccrual loans are included in the average loans outstanding.
(6)	Securities yield = annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.

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

Table 4 – Changes in Interest Rates and Volumes

	Year Ended December 31
	(In Thousands)
	2016 vs. 2015			2015 vs. 2014
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(326)	$7,205	$6,879	$(195)	$4,911	$4,716
Securities	(381)	(224)	(605)	(336)	585	249
Interest-earning deposits	173	25	198	30	(210)	(180)
FHLB stock	-	-	-	(53)	(37)	(90)
Total interest-earning assets	$(534)	$7,006	$6,472	$(554)	$5,249	$4,695

Interest-Bearing Liabilities
Deposits	$667	$253	$920	$58	$-	$58
FHLB advances	(117)	730	613	(165)	312	147
Subordinated Debentures	140	-	140	26	-	26
Notes Payable	(9)	(5)	(14)	(9)	-	(9)
Total interest- bearing liabilities	$681	$978	$1,659	$(90)	$312	$222

Increase (decrease) in net interest income			$4,813			$4,473

Provision for Loan Losses – First Defiance’s provision for loan losses was $283,000 for the year ended December 31, 2016 compared to $136,000 for December 31, 2015 and $1.1 million for December 31, 2014.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management to absorb probable losses incurred in the loan portfolio. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by First Defiance, the amount of non-performing loans (including loans which meet the FASB ASC Topic 310 definition of impaired), the amount of loans graded by management as substandard, doubtful, or loss, general economic conditions (particularly as they relate to First Defiance’s market areas); and other factors related to the collectability of First Defiance’s loan portfolio. See also Allowance for Loan Losses in Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements.

Noninterest Income – Noninterest income increased by $2.2 million or 7.0% in 2016 to $34.0 million from $31.8 million for the year ended December 31, 2015. That followed an increase of $162,000 or 0.5% in 2015 from $31.6 million in 2014.

Service fees and other charges increased to $10.9 million for the year ended December 31, 2016 from $10.8 million for 2015 and increased from $10.3 million for 2014. The increase in noninterest income in 2016 and 2015 from 2014 is due to new fee structures and product redesigns that were implemented in the third quarter of 2014.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2016 and 2015 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $2.4 million and $2.8 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $14,000 at December 31, 2016 and $18,000 at December 31, 2015.

Noninterest income also includes gains, losses and impairment on investment securities. In 2016, First Defiance realized a $509,000 gain on sale of securities. In 2015, a $22,000 gain was recognized compared to a $932,000 net gain in 2014.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $7.3 million, $6.7 million and $5.6 million in 2016, 2015 and 2014, respectively. The $557,000 increase in 2016 from 2015 is attributable to a $747,000 increase in the gain on sale of loans, along with a $57,000 positive change in servicing revenue. These were partially offset by an increase of $104,000 in mortgage servicing rights amortization expense along with a $143,000 negative change in the valuation adjustments on mortgage servicing rights. First Defiance originated $263.7 million of residential mortgages for sale into the secondary market in 2016 compared with $213.4 million in 2015. The balance of the mortgage servicing right valuation allowance stands at $522,000 at the end of 2016. The $1.1 million increase in 2015 from 2014 is attributable to a $1.2 million increase in the gain on sale of loans, along with a $150,000 positive change in the valuation adjustments on mortgage servicing rights. These were partially offset by an increase of $219,000 in mortgage servicing rights amortization expense. The positive valuation adjustment is a reflection of the increase in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. First Defiance originated $213.4 million of residential mortgages for sale into the secondary market in 2015 compared with $153.8 million in 2014. See Note 8 to the Consolidated Financial Statements.

Gains on the sale of non-mortgages, which include SBA and FSA loans, totaled $753,000 in 2016 compared to $824,000 in 2015 and $181,000 in 2014. The Company has built up its pipeline of eligible small business administration loans since 2014 and increased its selling efforts in 2015 and 2016.

Insurance commission income increased $365,000 or 3.6% to $10.4 million in 2016 from $10.1 million in 2015 mainly due to an increase in general production in the property and casualty and group employee benefits lines of business. Insurance commission income increased $217,000 or 2.2% to $10.1 million in 2015 from $9.9 million in 2014.

Income from bank owned life insurance increased slightly to $909,000 in 2016 from $895,000 in 2015, but decreased from $1.8 million in 2014. The decrease in 2015 from 2014 is the result of a tax-free benefit from a bank-owned life insurance policy due to a death claim in 2014.

Other income increased $479,000 to $1.5 million in 2016 compared to $1.1 million in 2015 and $1.8 million in 2014. The $479,000 increase in 2016 from 2015 is due to a $231,000 increase in the value of the assets of the Company’s deferred compensation plan as well as a $139,000 increase in the gain on sale of other real estate owned. The $708,000 decrease in 2015 from 2014 is mainly the result of a $498,000 tax-free gain realized in 2014 through the Company’s deferred compensation plan trust attributable to the aforementioned death claim.

Noninterest Expense – Total noninterest expense for 2016 was $71.1 million compared to $67.9 million for the year ended December 31, 2015 and $66.8 million for the year ended December 31, 2014.

Compensation and benefits increased $2.4 million or 6.4% to $40.2 million from $37.8 million in 2015. The increase is mainly related to merit increases and new staff for growth strategies, higher incentive compensation accruals and higher medical insurance costs. Other non-interest expenses increased $436,000 or 2.8% to $16.0 million in 2016 from $15.5 million in 2015 mainly due to acquisition related costs for the pending acquisition of Commercial Bancshares, Inc. and $300,000 for a termination of a lease partially offset by a decrease in the amortization of intangibles of $164,000. Occupancy expense increased $221,000, to $7.4 million in 2016 compared to $7.2 million in 2015 and data processing expense increased $284,000 to $6.4 million in 2016 from $6.1 million in 2015. These increases were partially offset by decreases in FDIC insurance premiums of $155,000.

Compensation and benefits increased $2.2 million or 6.3% in 2015 to $37.8 million from $35.5 million in 2014. The increase in compensation and benefits is due to merit increases, staff additions for growth and an increase in incentive compensation as a direct reflection of the improved financial performance of the Company. Occupancy expense increased $514,000 or 7.7% to $7.2 million in 2015, from $6.7 million in 2014. The increase is attributable to projects relating to preventative maintenance and upkeep of the Company’s branch network. Other non-interest expenses decreased $1.7 million or 10.1% to $15.5 million in 2015 from $17.3 million in 2014. The decrease is due to $786,000 of costs in 2014 associated with the termination of First Federal’s merger agreement with First Community Bank.

Income Taxes – Income taxes totaled $12.8 million in 2016 compared to $11.4 million in 2015 and $9.2 million in 2014. The effective tax rates for those years were 30.7%, 30.2%, and 27.4%, respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes in the Notes to the Consolidated Financial Statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana, central Ohio and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income- generating property totaled $687.5 million at December 31, 2016, which represents 33.8% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.04% at December 31, 2016. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $27.0 million, $30.7 million and $30.1 million in 2016, 2015 and 2014, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. In 2016 and 2014, the Company purchased $822,000 and $16.6 million, respectively, in portfolio residential home loans. There were no purchases in 2015.

In considering the more typical investing activities, during 2016, $36.4 million and $14.9 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $163.0 million was used by an increase in loans while $71.3 million was used to purchase available-for-sale investment securities. During 2015, $31.2 million and $426,000 was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $177.0 million was used by an increase in loans while $30.5 million was used to purchase available-for-sale investment securities. During 2014, $20.4 million and $14.9 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $73.2 million was used by an increase in loans while $70.1 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. In 2016, total deposits increased by $145.5 million. Securities sold under repurchase arrangements decreased by $25.4 million in 2016. Also in 2016, the Company paid $7.9 million in common stock dividends coupled with paying $6.3 million in common stock repurchases. In 2015, total deposits increased by $75.7 million. Securities sold under repurchase arrangements increased by $2.4 million in 2015. Also in 2015, the Company paid $7.2 million in common stock dividends coupled with paying $8.4 million in common stock repurchases. In 2014, total deposits increased by $25.8 million. Securities sold under repurchase arrangements increased by $2.8 million in 2014. Also in 2014, the Company paid $5.9 million in common stock dividends coupled with paying $15.5 million in common stock repurchases. For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2016, First Defiance had the following commitments to fund deposit, advance, borrowing obligations and post-retirement benefits:

Table 5 – Contractual Obligations

	Maturity Dates by Period at December 31, 2016
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
	(In Thousands)
Certificates of deposit	$433,931	$156,767	$196,377	$80,787	-
FHLB fixed advances including interest (1)	107,384	32,306	40,490	31,426	3,162
Subordinated debentures	36,083	-	-	-	36,083
Securities sold under repurchase agreements	31,816	31,816	-	-	-
Lease obligations	4,462	584	737	487	2,654
Post-retirement benefits	1,927	160	355	377	1,035
Total contractual obligations	$615,603	$221,633	$237,959	$113,077	$42,934

(1) Includes principal payments of $103,943 and interest payments of $3,441.

At December 31, 2016, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 6 - Commitments

	Total	Amount of Commitment Expiration by Period
	Amounts	Less than 1			After 5
Commitments	Committed	year	1-3 years	4-5 years	years
	(In Thousands)
Fixed commitments to make loans	$34,432	$29,593	$38	$3,892	$909
Variable commitments to make loans	106,356	91,788	1,331	277	12,960
Fixed unused lines of credit	14,384	8,638	1,265	82	4,399
Variable unused lines of credit	400,542	270,099	27,686	5,838	96,919
Total loan commitments	555,714	400,118	30,320	10,089	115,187

Standby letters of credit	9,668	5,636	4,017	15	-

Total Commitments	$565,382	$405,754	$34,337	$10,104	$115,187

In addition to the above commitments, at December 31, 2016, First Defiance had commitments to sell $22.5 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2016, First Defiance had $448.9 million in capacity under its agreements with the FHLB.

First Federal is subject to various capital requirements of the OCC. At December 31, 2016, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Defiance and First Federal’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated Financial Statements.

Critical Accounting Policies

First Defiance has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of its Consolidated Financial Statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of First Defiance.

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

Goodwill - First Defiance has two reporting units: First Federal and First Insurance. At December 31, 2016, First Defiance had goodwill of $61.8 million, including $51.0 million in First Federal, representing 83% of total goodwill and $10.8 million in First Insurance, representing 17% of total goodwill. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

If, for any future period First Defiance determines that there has been impairment in the carrying value of goodwill balances, First Defiance will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

First Defiance has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. First Defiance determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2016 and 2015.

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. At December 31, 2016, the results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, First Defiance’s net interest income would increase by 3.08% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates, but are not considered in the simulation of net interest income.

The majority of First Federal’s lending activities are in commercial real estate and commercial loan areas. In addition to carrying higher credit risk than residential mortgage lending, such loans tend to be more rate sensitive than residential mortgage loans. The balance of First Federal’s commercial real estate and multi-family real estate loan portfolio was $1.04 billion, which was split between $142.5 million of fixed-rate loans and $898.1million of adjustable-rate loans, at December 31, 2016. The commercial loan portfolio increased to $469.1 million, which was split between $173.1 million of fixed-rate loans and $296.0 million of adjustable-rate loans, at December 31, 2016. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than seven years. First Federal also has significant balances of home equity and improvement loans ($118.4 million at December 31, 2016) of which $104.8 million fluctuate with changes in the prime lending rate and $13.7 million of home equity and improvement loans have fixed rates. First Federal also has consumer loans ($16.7 million at December 31, 2016) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

The table below presents, for the twelve months subsequent to December 31, 2016 and December 31, 2015, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of December 31, 2016, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2016 was more asset sensitive for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2015. This is due in part to our strategy to grow longer term loans and funding that growth out of existing liquidity.

Table 7 – Net Interest Income Sensitivity Profile

	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2016		December 31, 2015
Gradual Change in Interest Rates
+200	$1,970	2.32%	$563	0.71%
+100	972	1.14%	215	0.27%
-100	(2,201)	-2.59%	(1,332)	-1.68%

Immediate Change in Interest Rates
+200	$4,236	4.99%	$1,660	2.09%
+100	2,131	2.51%	719	0.91%
-100	(4,132)	-4.87%	(2,605)	-3.28%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten. Conversely, if the yield curve should steepen or become inverted, net interest income may increase.

The results of all the simulation scenarios are within the board mandated guidelines as of December 31, 2016.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. This analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. However, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2016 was considered to be unlikely given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

Table 8 – Economic Value of Equity Analysis

December 31, 2016
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	569,397	85,791	17.74%	24.99%	522 bp
+ 300 bp	553,285	69,679	14.41%	23.86%	408 bp
+ 200 bp	534,478	50,873	10.52%	22.63%	286 bp
+ 100 bp	512,132	28,526	5.90%	21.30%	153 bp
0 bp	483,606	-	-	19.77%	–
- 100 bp	429,266	(34,339)	(7.10)%	17.29%	(249) bp

December 31, 2015
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	509,640	56,545	12.48%	24.08%	422 bp
+ 300 bp	499,038	45,943	10.14%	23.15%	329 bp
+ 200 bp	486,652	33,558	7.41%	22.15%	229 bp
+ 100 bp	471,332	18,237	4.03%	21.05%	119 bp
0 bp	453,095	-	-	19.86%	–
- 100 bp	426,010	(27,085)	(5.98)%	18.39%	(147) bp

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2016, First Federal would experience a 10.52% increase in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations. The average duration of its assets at December 31, 2016 was 1.70 years while the average duration of its liabilities was 3.63 years.

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

Item 8.   Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of First Defiance Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is herein.

Donald P. Hileman	Kevin T. Thompson
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Members of the Audit Committee

First Defiance Financial Corp.

Defiance, Ohio

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited First Defiance Financial Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
South Bend, Indiana
February 28, 2017

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

Dollars in Thousands, except per share data

	December 31
	2016	2015
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$53,003	$38,769
Federal funds sold	46,000	41,000
	99,003	79,769

Securities available-for-sale, carried at fair value	250,992	236,435
Securities held-to-maturity, carried at amortized cost (fair value $187 and $245 at December 31, 2016 and 2015 respectively)	184	243
	251,176	236,678
Loans held for sale	9,607	5,523
Loans receivable, net of allowance of $25,884 and $25,382 at December 31, 2016 and 2015, respectively	1,914,603	1,776,835
Mortgage servicing rights	9,595	9,248
Accrued interest receivable	6,760	6,171
Federal Home Loan Bank (FHLB) stock	13,798	13,801
Bank owned life insurance	52,817	51,908
Premises and equipment	36,958	38,166
Real estate and other assets held for sale (REO)	455	1,321
Goodwill	61,798	61,798
Core deposit and other intangibles	1,336	1,871
Deferred taxes	2,212	-
Other assets	17,479	14,587
Total assets	$2,477,597	$2,297,676

First Defiance Financial Corp

Consolidated Statements of Financial Condition (continued)

Dollars in Thousands, except per share data

	December 31
	2016	2015
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$487,663	$420,691
Interest-bearing	1,493,965	1,415,446
Total	1,981,628	1,836,137
Advances from the Federal Home Loan Bank	103,943	59,902
Securities sold under agreements to repurchase	31,816	57,188
Subordinated debentures	36,083	36,083
Advance payments by borrowers	2,650	2,674
Deferred taxes	-	877
Other liabilities	28,459	24,618
Total liabilities	2,184,579	2,017,479

Commitments and Contingent Liabilities (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,720,347 and 12,721,959 shares issued and 8,983,206 and 9,102,831 shares outstanding, respectively	127	127
Additional paid-in capital	126,390	125,734
Accumulated other comprehensive income, net of tax of $117 and $1,950, respectively	215	3,622
Retained earnings	240,592	219,737
Treasury stock, at cost, 3,737,141 and 3,619,128 shares respectively	(74,306)	(69,023)
Total stockholders’ equity	293,018	280,197

Total liabilities and stockholders’ equity	$2,477,597	$2,297,676

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31
	2016	2015	2014
Interest Income
Loans	$80,217	$73,346	$68,682
Investment securities:
Taxable	3,231	3,598	3,507
Tax-exempt	3,016	3,171	3,068
Interest-bearing deposits	367	169	349
FHLB stock dividends	552	552	642
Total interest income	87,383	80,836	76,248

Interest Expense
Deposits	6,261	5,341	5,283
Federal Home Loan Bank advances and other	1,288	675	528
Subordinated debentures	753	613	587
Securities sold under agreement to repurchase	138	152	161
Total interest expense	8,440	6,781	6,559
Net interest income	78,943	74,055	69,689

Provision for loan losses	283	136	1,117
Net interest income after provision for loan losses	78,660	73,919	68,572

Noninterest Income
Service fees and other charges	10,909	10,752	10,258
Mortgage banking income	7,270	6,713	5,602
Insurance commissions	10,441	10,076	9,859
Gain on sale of non-mortgage loans	753	824	181
Gain (loss) on sale or call of securities	509	22	932
Trust income	1,701	1,462	1,240
Income from bank owned life insurance	909	895	1,802
Other noninterest income (Note 15)	1,538	1,059	1,767
Total noninterest income	34,030	31,803	31,641

Noninterest Expense
Compensation and benefits	40,187	37,769	35,543
Occupancy	7,418	7,197	6,683
FDIC insurance	1,169	1,324	1,419
Data processing	6,367	6,083	5,856
Other noninterest expense	15,952	15,516	17,257
Total noninterest expense	71,093	67,889	66,758

Income before income taxes	41,597	37,833	33,455
Federal income taxes	12,754	11,410	9,163
Net Income	$28,843	$26,423	$24,292

Earnings per common share (Note 4)
Basic	$3.21	$2.87	$2.55
Diluted	$3.19	$2.82	$2.44
Dividends declared per common share	$0.880	$0.775	$0.625

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31
	2016	2015	2014

Net income	$28,843	$26,423	$24,292
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(4,933)	(985)	6,763
Reclassification adjustment for (gains) losses realized in income	(509)	(22)	(932)
Net unrealized gains (losses)	(5,442)	(1,007)	5,831

Income tax effect	1,904	352	(2,040)
Net of tax amount	(3,538)	(655)	3,791

Change in unrealized gain/(loss) on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	172	204	(377)
Net amortization and deferral	30	47	35
Net gain (loss) activity during the period	202	251	(342)
Income tax effect	(71)	(88)	120
Net of tax amount	131	163	(222)

Total other comprehensive income (loss)	(3,407)	(492)	3,569
Comprehensive income	$25,436	$25,931	$27,861

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

						Accumulated
		Common		Common	Additional	Other			Total
	Preferred	Stock	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholder’s
	Stock	Shares	Stock	Warrant	Capital	Income	Earnings	Stock	Equity
Balance at January 1, 2014	$-	9,719,521	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147
Net income							24,292		24,292
Other comprehensive income						3,569			3,569
Stock based compensation expenses					78				78
Shares issued under stock option plan		52,258			88		(45)	878	921
Restricted share activity under stock incentive plans		13,087			(334)			212	(122)
Shares issued from direct stock sales		2,804			31			45	76
Shares repurchased		(553,136)						(15,519)	(15,519)
Common stock dividends declared							(5,937)		(5,937)
Balance at December 31, 2014	$-	9,234,534	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505
Net income							26,423		26,423
Other comprehensive loss						(492)			(492)
Stock based compensation expenses					150				150
Warrant repurchase				(878)	(11,101)				(11,979)
Shares issued under stock option plan,		74,300
net of 14,350 repurchased and retired					230		(313)	1,552	1,469
Restricted share activity under stock incentive plans		18,006			(58)		186	308	436
Excess tax benefit on stock compensation plans					216				216
Shares issued from direct stock sales		1,799			31			33	64
Shares repurchased		(225,808)						(8,436)	(8,436)
Common stock dividends declared							(7,159)		(7,159)
Balance at December 31, 2015	$-	9,102,831	$127	$-	$125,734	$3,622	$219,737	$(69,023)	$280,197
Net income							28,843		28,843
Other comprehensive loss						(3,407)			(3,407)
Stock based compensation expenses					274				274
Shares issued under stock option plan,
net of 1,612 repurchased and retired		36,358			(21)		(26)	761	714
Restricted share activity under stock incentive plans		10,405			370		(72)	219	517
Shares issued from direct stock sales		1,480			33			30	63
Shares repurchased		(167,868)						(6,293)	(6,293)
Common stock dividends declared							(7,890)		(7,890)
Balance at December 31, 2016	$-	8,983,206	$127	$-	$126,390	$215	$240,592	$(74,306)	$293,018

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2016	2015	2014
Operating Activities
Net income	$28,843	$26,423	$24,292
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	283	136	1,117
Provision for depreciation	3,356	3,267	2,952
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	1,128	1,148	1,020
Amortization of mortgage servicing rights	1,724	1,620	1,401
Net impairment (recovery) of mortgage servicing rights	(123)	(266)	(116)
Amortization of intangibles	535	699	1,102
Gain on sale of loans	(6,064)	(5,388)	(3,517)
Loss on sale or disposals or write-downs of property, plant and equipment	-	428	-
(Gain) loss on sale or write-down of REO	(300)	150	(73)
(Gain) loss on sale or call of securities	(509)	(22)	(932)
Change in deferred taxes	(615)	(35)	(179)
Proceeds from sale of loans held for sale	262,958	215,402	159,305
Origination of loans held for sale	(263,679)	(213,416)	(153,753)
Stock based compensation expenses	274	150	78
Restricted stock unit expense (credit)	517	436	(122)
Excess tax benefit (expense)on stock compensation plans	(192)	216	-
Income from bank owned life insurance	(909)	(895)	(1,802)
Change in interest receivable and other assets	(4,121)	(1,356)	(5,962)
Change in accrued interest and other liabilities	3,878	1,955	5,254
Net cash provided by operating activities	26,984	30,652	30,065

Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	59	69	73
Proceeds from maturities, calls and paydowns of available-for-sale securities	36,390	31,240	20,400
Proceeds from sale of available-for-sale securities	14,871	426	14,913
Proceeds from sale of REO	1,705	3,407	2,108
Proceeds from sale of office properties and equipment	1	212	84
Purchases of available-for-sale securities	(71,276)	(30,483)	(70,149)
Purchases of office properties and equipment	(2,106)	(1,843)	(4,935)
Investment in bank owned life insurance	-	(4,000)	(3,406)
Proceeds from FHLB stock redemption	3	1	5,548
Proceeds from bank owned life insurance death benefit	-	-	910
Net cash paid in Buckeye Insurance acquisition	-	(297)	-
Purchase of portfolio mortgage loans	(822)	-	(16,594)
Proceeds from sale of non-mortgage loans	20,816	24,027	20,592
Net increase in loans receivable	(158,121)	(177,013)	(73,206)
Net cash used in investing activities	(158,480)	(154,254)	(103,662)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Dollar Amounts in Thousands)

	Years Ended December 31
	2016	2015	2014
Financing Activities
Net increase in deposits and advance payments by borrowers	145,467	75,689	25,810
Repayment of Federal Home Loan Bank long-term advances	(959)	(8,642)	(976)
Proceeds from Federal Home Loan Bank long-term advances	45,000	47,000	-
Increase (decrease) in securities sold under repurchase agreements	(25,372)	2,429	2,840
Cash dividends paid on common stock	(7,890)	(7,159)	(5,937)
Net cash paid for repurchase of common stock	(6,293)	(8,436)	(15,519)
Repayment of warrants	-	(11,979)	-
Proceeds from exercise of stock options	714	1,469	921
Proceeds from direct treasury stock sales	63	64	76
Net cash provided by financing activities	150,730	90,435	7,215

Increase (decrease) in cash and cash equivalents	19,234	(33,167)	(66,382)
Cash and cash equivalents at beginning of period	79,769	112,936	179,318
Cash and cash equivalents at end of period	$99,003	$79,769	$112,936

Supplemental cash flow information:
Interest paid	$8,370	$6,764	$6,557
Income taxes paid	12,700	10,000	8,950
Transfers from loans to other real estate owned and other assets held for sale	583	974	2,357
Transfer from real estate owned and other assets held for sale to loans	-	2,544	-
Transfer from (to) property and equipment to real estate and other assets held for sale	(44)	267	-
Transfer from loans held for sale to loans	-	-	1,178
Securities traded but not yet settled	357	-	-

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income are reported net of tax. See also Notes 5, 16 and 25 and the Consolidated Statements of Comprehensive Income.

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $1,809,000 and $1,896,000, respectively, at December 31, 2016 to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

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

FHLB Stock

First Federal is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2016, the Company held $13.8 million at the FHLB of Cincinnati and $5,000 at the FHLB of Indianapolis.

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

The Company may incur losses pertaining to loans sold to Fannie Mae and Freddie Mac but repurchased due to underwriting issues. Repurchase losses are recognized when the Company determines they are probable and estimable.

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

Beginning June 30, 2015, the Company refined the methodology to its allowance for loan loss calculation pertaining to the general reserve component for non-impaired loans. There was no change to the calculation of the component for reserves on impaired loans. Within the general reserve, the determination of the historical loss component was modified from using a three-year average annual loss rate to a loss migration measurement. The loss migration measurement implemented June 30, 2015, utilized an average of four (4) four-year loss migration periods for each loan portfolio segment with differentiation between loan risk grades. Prior to June 30, 2015, the approach to this component quantified the historical loss by calculating a rolling twelve quarter average annual loss rate for each portfolio segment, without differentiation between loan risk grades. Beginning December 31, 2016 the historical loss calculation was changed from using an average of four (4) four-year loss migration periods to using an average of all four-year loss migration periods to the present beginning with data from the second quarter 2011. Management believes this enhancement is consistent with the rationale of the previous measurement but provides a more precise calculation of historical losses by incorporating more data points for the average loss ratio and including periods that provide a more complete coverage of the full business cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio. These modifications resulted in a change in the general reserves between the loan portfolio segments but did not have a material impact on the overall allowance for loan losses.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $3.6 million, $3.5 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

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

Real Estate and Other Assets Held for Sale

Real estate and other assets held for sale are comprised of properties or other assets acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Losses arising from the acquisition of such property are charged against the allowance for loan losses at the time of acquisition. These properties are carried at the lower of cost or fair value, less estimated costs to dispose. If fair value declines subsequent to foreclosure, the property is written down against expense. Costs after acquisition are expensed.

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

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the year ended December 31, 2016, the reported revenue for First Insurance was 9.2% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the year ended December 31, 2016 was 4.9% of consolidated net income. Total assets of First Insurance at December 31, 2016 were 0.6% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service. See Note 16 and 19.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Accounting Standards Updates

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-05 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update provide guidance on eight specific cash flow issues. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe this standard will have a material impact on its consolidated statements of cash flows.

In June 2016, the FASB issued new accounting guidance in ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current Generally Accepted Accounting Principles with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this update become effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new accounting standard on the Company's consolidated financial statements. Management’s initial review indicates it has maintained sufficient historical loan data to support the requirement of this pronouncement and is currently evaluating the various loss methodologies to determine their correlations to the Company’s loan segments historical performance.

In February 2016, the FASB issued ASU No. 2016-02 — Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial position and results of operations, though the Company expects that its real estate leases will be recognized on the consolidated balance sheet.

In January 2016, the FASB issued ASU No. 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements. Management’s preliminary finding is that the new pronouncement will not have a significant impact on its results of operations. The pronouncement will require some revision to the Company’s disclosures within the consolidated financial statements and is currently evaluating the impact.

In May 2014, the FASB issued ASU No. 2014-09 — Revenue from Contracts with Customers, and subsequently has issued five related accounting standard updates clarifying several aspects of ASU 2014-09, including technical corrections and improvements. The overall objective of the new standards updates is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that will be applied to determine the measurement of revenue and timing of when it is recognized. The Company anticipates adopting the new standard on its effective date, January 1, 2018, though the Company has not yet selected whether it would adopt using the retrospective approach with adjustments to each prior period or the retrospective method with the cumulative effect of initial application recognized at the date of initial application. While the Company is continuing to assess all potential impacts this standard will have on its financial position and results of operations, early conclusions indicate that these standards will not have a material impact. The implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts.

3. Acquisitions/Subsequent Event

On August 23, 2016, First Defiance announced the execution of a definitive agreement (the “Agreement”) to acquire Commercial Bancshares, Inc. (“Commercial Bancshares”) and its wholly-owned subsidiary, the Commercial Savings Bank (“CSB”). The transaction closed on February 24, 2017. The total purchase price for Commercial Bancshares was $70.3 million, consisting of $13.8 million of cash and cash payment to cancel outstanding options and the issuance of 1.1 million shares of First Defiance Common Stock valued at $56.5 million. The Company expects to record goodwill arising from the acquisition consisting largely of synergies and cost savings resulting from combining the operations of the companies. The amount of goodwill is not expected to be deductible for tax purposes. The fair value of intangible assets and acquired assets and liabilities will be determined as of the acquisition date but are still being evaluated as of the date of these financial statements. The purpose of the acquisition is to extend the Company’s growing market area into central Ohio supporting the Company’s overall strategic plan.

4. Earnings Per Common Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures.

The following table sets forth the computation of basic and diluted earnings per common share:

	2016	2015	2014
	(In Thousands, Except Per Share Amounts)
Basic Earnings Per Share:
Net income available to common shareholders	$28,843	$26,423	$24,292
Less: Income allocated to participating securities	39	8	4
Net income allocated to common shareholders	28,804	26,415	24,288

Weighted average common shares outstanding Including participating securities	8,980	9,221	9,511
Less: Participating securities	11	11	6
Average common shares	8,969	9,210	9,505

Basic earnings per common share	$3.21	$2.87	$2.55

Diluted Earnings Per Share:
Net income allocated to common shareholders	$28,804	$26,415	$24,288
Weighted average common shares outstanding for basic earnings per common share	8,969	9,210	9,505
Add: Dilutive effects of stock options	66	87	111
Add: Dilutive effects of warrants	-	75	353
Average shares and dilutive potential common shares	9,035	9,371	9,969

Diluted earnings per common share	$3.19	$2.82	$2.44

Shares subject to issue upon exercise of options of 12,550 in 2016, 8,750 in 2015 and 10,500 in 2014 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5. Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities at December 31, 2016 and 2015 and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2016
Available-for-sale
Obligations of U.S. government corporations and agencies	$4,000	$-	$(85)	$3,915
Mortgage-backed securities - residential	82,619	390	(1,302)	81,707
REMICs	1,309	-	(2)	1,307
Collateralized mortgage obligations	63,204	422	(621)	63,005
Preferred stock	-	2	-	2
Corporate bonds	12,919	97	(3)	13,013
Obligations of state and political subdivisions	86,165	2,491	(613)	88,043
Total Available-for-Sale	$250,216	$3,402	$(2,626)	$250,992

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$12	$-	$-	$12
FNMA certificates	56	2	-	58
GNMA certificates	23	1	-	24
Obligations of states and political subdivisions	93	-	-	93
Total Held-to-Maturity	$184	$3	$-	$187

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2015
Available-for-sale
Obligations of U.S. government corporations and agencies	$3,000	$1	$(7)	$2,994
Mortgage-backed securities - residential	63,815	898	(59)	64,654
REMICs	1,592	28	-	1,620
Collateralized mortgage obligations	71,176	976	(353)	71,799
Preferred stock	-	1	-	1
Corporate bonds	4,955	39	(17)	4,977
Obligations of state and political subdivisions	85,680	4,712	(2)	90,390
Total Available-for-Sale	$230,218	$6,655	$(438)	$236,435

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$14	$-	$-	$14
FNMA certificates	74	2	(1)	75
GNMA certificates	31	1	-	32
Obligations of states and political subdivisions	124	-	-	124
Total Held-to-Maturity	$243	$3	$(1)	$245

The amortized cost and fair value of the investment securities portfolio at December 31, 2016 is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
2016
Available-for-sale
Due in one year or less	$577	$586
Due after one year through five years	21,850	22,136
Due after five years through ten years	41,311	42,784
Due after ten years	39,346	39,467
MBS/CMO/REMIC	147,132	146,019
Total	$250,216	$250,992
Held-to-maturity
Due after one year through five years	$93	$93
MBS	91	94
Total	$184	$187

Securities pledged at year-end 2016 and 2015 had a carrying amount of $142.6 million and $134.8 million and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

As of December 31, 2016, the Company’s investment portfolio consisted of 383 securities, 117 of which were in an unrealized loss position. The Company did not hold any single security that was greater than 10% of the Company’s equity at December 31, 2016.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2016 and December 31, 2015:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2016
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,915	$(85)	$-	$-	$3,915	$(85)
Mortgage-backed securities-residential	63,736	(1,302)	-	-	63,736	(1,302)
REMICs	1,308	(2)	-	-	1,308	(2)
Collateralized mortgage obligations	28,882	(566)	1,227	(55)	30,110	(621)
Corporate bonds	-	-	997	(3)	997	(3)
Obligations of state and political subdivisions	19,172	(613)	-	-	19,172	(613)
Total temporarily impaired securities	$117,013	$(2,568)	$2,224	$(58)	$119,238	$(2,626)

At December 31, 2015
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$993	$(7)	$-	$-	$993	$(7)
Mortgage-backed securities-residential	12,525	(59)	-	-	12,525	(59)
Collateralized mortgage obligations	12,374	(150)	8,158	(203)	20,532	(353)
Corporate bonds	983	(17)	-	-	983	(17)
Obligations of state and political subdivisions	-	-	433	(2)	433	(2)
Held to maturity securities:
FNMA certificates	13	(1)	-	-	13	(1)
Total temporarily impaired securities	$26,888	$(234)	$8,591	$(205)	$35,479	$(439)

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

In 2016, 2015 and 2014, management determined there was no OTTI. In 2013, management determined that two CDOs had OTTI because they were disallowed under the Final Interim Volcker Rule of the Dodd-Frank Act released on January 14, 2014. The Company sold these two securities on January 15, 2014.

There was no OTTI recognized in accumulated other comprehensive income (“AOCI”) relating to the CDOs at December 31, 2016 and 2015.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the years ended December 31, 2016, 2015 and 2014 (In Thousands):

	2016	2015	2014
Beginning balance, January 1	$-	$-	$3,513
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-	-

Reductions for amounts realized for securities sold/redeemed during the period	-	-	(3,513)

Ending balance, December 31	$-	$-	$-

Realized gains from the sales and calls of investment securities totaled $509,000 ($331,000 after tax) in 2016 while there were realized gains of $22,000 ($15,000 after tax) and $932,000 ($652,000 after tax) in 2015 and 2014, respectively.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2016	2015	2014
	(In Thousands)
Proceeds	$14,871	$426	$14,913
Gross realized gains	509	22	1,574
Gross realized losses	-	-	(642)

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (In Thousands):

	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$34,432	$106,356	$80,862	$76,253
Unused lines of credit	14,384	400,542	31,991	323,171
Standby letters of credit	-	9,668	-	19,632
Total	$48,816	$516,566	$112,853	$419,056

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2016 had interest rates ranging from 2.63% to 18.00% and maturities ranging from less than 1 year to 30 years.

In addition to the above commitments, at December 31, 2016, First Defiance had commitments to sell $22.5 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

7. Loans

Loans receivable consist of the following:

	December 31, 2016	December 31, 2015
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$207,550	$205,330
Secured by multi-family residential	196,983	167,558
Secured by commercial real estate	843,579	780,870
Construction	182,886	163,877
	1,430,998	1,317,635
Other Loans:
Commercial	469,055	419,349
Home equity and improvement	118,429	116,962
Consumer Finance	16,680	16,281
	604,164	552,592
Total loans	2,035,162	1,870,227
Deduct:
Undisbursed loan funds	(93,355)	(66,902)
Net deferred loan origination fees and costs	(1,320)	(1,108)
Allowance for loan loss	(25,884)	(25,382)
Totals	$1,914,603	$1,776,835

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses the year-to-date activity in the allowance for loan loss for the dates indicated by portfolio segment (In Thousands):

Year to Date December 31, 2016	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382
Charge-Offs	(350)	-	(92)	-	(615)	(268)	(94)	(1,419)
Recoveries	166	-	923	-	335	150	64	1,638
Provisions	(401)	77	(1,978)	(67)	2,386	200	66	283
Ending Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884

Year to Date December 31, 2015	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766
Charge-Offs	(283)	(114)	(353)	-	(68)	(350)	(53)	(1,221)
Recoveries	214	-	915	-	331	188	53	1,701
Provisions	787	(188)	(58)	296	(1,517)	762	54	136
Ending Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382

Year to Date December 31, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950
Charge-Offs	(426)	-	(1,018)	-	(2,982)	(392)	(41)	(4,859)
Recoveries	188	7	2,670	-	435	193	65	3,558
Provisions	(115)	(62)	(2,384)	87	3,378	268	(55)	1,117
Ending Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016: (In Thousands)

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total

Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$202	$4	$255	$-	$35	$313	$-	$809

Collectively evaluated for impairment	2,425	2,224	10,370	450	7,326	2,073	207	25,075

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884

Loans:

Loans individually evaluated for impairment	$6,898	$3,483	$13,570	$-	$2,154	$1,269	$59	$27,433

Loans collectively evaluated for impairment	200,907	193,714	832,446	89,244	468,246	117,744	16,625	1,918,926

Loans acquired with deteriorated credit quality	-	-	-	-	11	-	-	11

Total ending loans balance	$207,805	$197,197	$846,016	$89,244	$470,411	$119,013	$16,684	$1,946,370

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

The following tables presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans for the years ended December 31, 2016, 2015 and 2014 (In Thousands):

	Twelve Months Ended December 31, 2016
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,954	$244	$237
Residential Non Owner Occupied	3,133	211	210
Total 1-4 Family Residential Real Estate	7,087	455	447
Multi-Family Residential Real Estate	3,946	124	123
CRE Owner Occupied	6,925	203	183
CRE Non Owner Occupied	5,351	411	407
Agriculture Land	2,283	128	68
Other CRE	1,632	71	70
Total Commercial Real Estate	16,191	813	728
Construction	-	-	-
Commercial Working Capital	1,606	109	90
Commercial Other	2,393	81	79
Total Commercial	3,999	190	169
Home Equity and Home Improvement	1,543	85	83
Consumer Finance	67	8	8
Total Impaired Loans	$32,833	$1,675	$1,558

	Twelve Months Ended December 31, 2015
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,985	$246	$244
Residential Non Owner Occupied	5,444	152	152
Total 1-4 Family Residential Real Estate	12,429	398	396
Multi-Family Residential Real Estate	3,799	40	40
CRE Owner Occupied	9,019	168	167
CRE Non Owner Occupied	10,125	349	348
Agriculture Land	2,980	88	56
Other CRE	3,554	81	80
Total Commercial Real Estate	25,678	686	651
Construction	50	2	2
Commercial Working Capital	2,217	58	56
Commercial Other	4,773	49	49
Total Commercial	6,990	107	115
Home Equity and Home Improvement	2,757	62	62
Consumer Finance	80	14	14
Total Impaired Loans	$51,783	$1,309	$1,270

	Twelve Months Ended December 31, 2014
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,177	$317	$313
Residential Non Owner Occupied	3,920	143	143
Total 1-4 Family Residential Real Estate	10,097	460	456
Multi-Family Residential Real Estate	903	4	4
CRE Owner Occupied	8,906	145	142
CRE Non Owner Occupied	18,164	807	809
Agriculture Land	611	14	14
Other CRE	1,694	20	22
Total Commercial Real Estate	29,375	986	987
Construction	233	12	15
Commercial Working Capital	2,790	29	29
Commercial Other	4,576	14	12
Total Commercial	7,366	43	41
Home Equity and Home Improvement	2,233	95	94
Consumer Finance	47	3	3
Total Impaired Loans	$50,254	$1,603	$1,600

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	December 31, 2016			December 31, 2015
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,912	$1,765	$-	$1,383	$1,360	$-
Residential Non Owner Occupied	1,691	1,683	-	2,147	2,141	-
Total 1-4 Family Residential Real Estate	3,603	3,448	-	3,530	3,501	-
Multi-Family Residential Real Estate	3,578	3,430	-	3,463	3,313	-
CRE Owner Occupied	2,652	2,353	-	4,869	4,520	-
CRE Non Owner Occupied	4,372	4,240	-	7,932	7,685	-
Agriculture Land	1,695	1,722	-	3,546	3,596	-
Other CRE	1,225	1,115	-	4,076	4,046	-
Total Commercial Real Estate	9,944	9,430	-	20,423	19,847	-
Construction	-	-	-	-	-	-
Commercial Working Capital	838	786	-	1,644	1,648	-
Commercial Other	1,179	967	-	3,573	3,607	-
Total Commercial	2,017	1,753	-	5,217	5,255	-
Home Equity and Home Improvement	631	585	-	817	772	-
Consumer Finance	55	55	-	60	59	-
Total loans with no allowance recorded	$19,828	$18,701	$-	$33,510	$32,747	$-

With an allowance recorded:
Residential Owner Occupied	$2,348	$2,319	$157	$2,918	$2,837	$188
Residential Non Owner Occupied	1,137	1,131	45	1,231	1,236	13
Total 1-4 Family Residential Real Estate	3,485	3,450	202	4,149	4,073	201
Multi-Family Residential Real Estate	53	53	4	-	-	-
CRE Owner Occupied	2,362	1,894	102	3,250	2,767	132
CRE Non Owner Occupied	1,618	1,479	108	385	308	2
Agriculture Land	45	45	3	68	69	2
Other CRE	1,144	722	42	926	502	3
Total Commercial Real Estate	5,169	4,140	255	4,629	3,646	139
Construction	-	-	-	-	-	-
Commercial Working Capital	230	231	24	594	596	62
Commercial Other	167	170	11	252	256	1
Total Commercial	397	401	35	846	852	63
Home Equity and Home Improvement	688	684	313	724	719	34
Consumer Finance	4	4	-	12	12	-
Total loans with an allowance recorded	$9,796	$8,732	$809	$10,360	$9,302	$437

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	December 31, 2016	December 31, 2015
	(In Thousands)
Non-accrual loans	$14,348	$16,261
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	14,348	16,261
Real estate and other assets held for sale	455	1,321
Total non-performing assets	$14,803	$17,582

Troubled debt restructuring, still accruing	$10,544	$11,178

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2016 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$139,015	$56	$842	$544	$1,442	$1,931
Residential Non Owner Occupied	66,811	166	308	63	537	992

Total 1-4 Family Residential Real Estate	205,826	222	1,150	607	1,979	2,923

Multi-Family Residential Real Estate	197,197	-	-	-	-	2,637

CRE Owner Occupied	340,233	79	-	1,396	1,475	3,098
CRE Non Owner Occupied	338,724	81	16	426	523	1,808
Agriculture Land	102,397	-	-	-	-	755
Other Commercial Real Estate	62,415	-	-	249	249	1,292

Total Commercial Real Estate	843,769	160	16	2,071	2,247	6,953

Construction	89,244	-	-	-	-	-

Commercial Working Capital	202,786	-	10	38	48	435
Commercial Other	267,189	23	-	365	388	577

Total Commercial	469,975	23	10	403	436	1,012

Home Equity and Home Improvement	117,458	1,125	176	254	1,555	730
Consumer Finance	16,452	85	69	78	232	91

Total Loans	$1,939,921	$1,615	$1,421	$3,413	$6,449	$14,346

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2015 by class of loans: (In Thousands)

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

Troubled Debt Restructurings

As of December 31, 2016 and 2015, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $16.8 million and $17.6 million, respectively. The Company allocated $809,000 and $335,000, of specific reserves to those loans at December 31, 2016 and 2015, and committed to lend additional amounts totaling up to $20,000 and $48,000 at December 31, 2016 and 2015.

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

The following table presents loans by class modified as TDRs that occurred during the years indicated (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2016		Loans Modified as a TDR for the Twelve Months Ended December 31, 2015		Loans Modified as a TDR for the Twelve Months Ended December 31, 2014
TDRs	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	17	$778	6	$454	18	$1,726
Residential Non Owner Occupied	5	494	4	59	3	517
Multi Family	2	1,885	-	-	-	-
CRE Owner Occupied	-	-	2	645	2	27
CRE Non Owner Occupied	5	974	2	244	3	403
Agriculture Land	1	45	3	1,443	-	-
Other CRE	1	348	-	-	-	-
Commercial Working Capital	1	226	2	62	4	1,353
Commercial Other	1	587	2	70	16	2,020
Home Equity and Home Improvement	9	281	13	324	17	471
Consumer Finance	2	14	9	62	4	15

Total	44	$5,632	43	$3,363	67	$6,532

The loans described above increased the allowance for loan losses (“ALLL”) by $413,000 for the year ended December 31, 2016, decreased the ALLL by $13,000 for the year ended December 31, 2015, and increased the ALLL by $234,000 for the year ended December 31, 2014.

Of the 2016 modifications, fifteen were made TDRs due to the fact that the borrower filed bankruptcy, one was made a TDR due to an interest only period, six were made a TDR due to extending the maturity, five were made TDRs due to advancing or renewing funds to a watchlist credit, two were made TDRs to term out lines of credit, and fifteen were made TDRs to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the indicated:

	Twelve Months Ended December 31, 2016 ($ in thousands)		Twelve Months Ended December 31, 2015 ($ in thousands)		Twelve Months Ended December 31, 2014 ($ in thousands)
TDRs That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)

Residential Owner Occupied	-	$-	-	$-	1	$80
Residential Non Owner Occupied	-	-	-	-	1	178
CRE Owner Occupied	-	-	-	-	-	-
CRE Non Owner Occupied	1	205	-	-	-	-
Agriculture Land	-	-	-	-	-	-
Other CRE	-	-	-	-	-	-
Commercial Working Capital	-	-	1	120	2	868
Commercial Other	-	-	5	1,791	5	865
Home Equity and Home Improvement	-	-	1	22	-	-
Consumer	-	-	-	-	-	-

Total	1	$205	7	$1,933	9	$1,991

The TDRs that subsequently defaulted described above had no effect on the ALLL for the year ended December 31, 2016 and 2015. They decreased the ALLL by $14,000 after $176,000 in charge-offs for the year ended December 31, 2014.

A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the periods ending December 31, 2016 and 2015 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 373 loans were modified under this definition during the twelve month period ended December 31, 2016 and a total of 187 loans were modified under this definition during the twelve month period ended December 31, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$5,980	$402	$1,824	$-	$132,250	$140,456
Residential Non Owner Occupied	58,041	1,394	3,480	-	4,434	67,349

Total 1-4 Family Real Estate	64,021	1,796	5,304	-	136,684	207,805

Multi-Family Residential Real Estate	192,369	862	3,852	-	114	197,197

CRE Owner Occupied	316,335	20,559	4,430	-	384	341,708
CRE Non Owner Occupied	332,196	1,617	5,435	-	-	339,248
Agriculture Land	98,039	2,355	2,002	-	-	102,396
Other CRE	59,561	60	2,297	-	746	62,664

Total Commercial Real Estate	806,131	24,591	14,164	-	1,130	846,016

Construction	67,751	706	-	-	20,787	89,244

Commercial Working Capital	193,043	8,301	1,490	-	-	202,834
Commercial Other	262,076	3,749	1,752	-	-	267,577

Total Commercial	455,119	12,050	3,242	-	-	470,411

Home Equity and Home Improvement	-	-	696	-	118,317	119,013
Consumer Finance	-	-	90	-	16,594	16,684

Total Loans	$1,585,391	$40,005	$27,348	$-	$293,626	$1,946,370

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$5,828	$123	$2,427	$-	$131,820	$140,198
Residential Non Owner Occupied	55,169	1,420	4,439	-	4,454	65,482

Total 1-4 Family Real Estate	60,997	1,543	6,866	-	136,274	205,680

Multi-Family Residential Real Estate	163,405	498	3,675	-	117	167,695

CRE Owner Occupied	297,856	17,896	9,730	-	714	326,196
CRE Non Owner Occupied	293,057	2,143	9,595	-	15	304,810
Agriculture Land	92,262	1,947	3,903	-	-	98,112
Other CRE	47,109	469	5,739	-	492	53,809

Total Commercial Real Estate	730,284	22,455	28,967	-	1,221	782,927

Construction	76,152	2,159	-	-	18,534	96,845

Commercial Working Capital	163,071	2,497	3,540	-	-	169,108
Commercial Other	243,308	2,706	5,528	-	-	251,542

Total Commercial	406,379	5,203	9,068	-	-	420,650

Home Equity and Home Improvement	-	-	689	-	116,779	117,468
Consumer Finance	-	-	15	-	16,255	16,270

Total Loans	$1,437,217	$31,858	$49,280	$-	$289,180	$1,807,535

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

	Contractual Amount Receivable	Impairment Discount	Recorded Loan Receivable
	(In Thousands)
Balance at January 1, 2014	$503	$273	$230
Principal payments received	(90)	-	(90)
Loans charged off	-	-	-
Additional provision for loan loss	-	-	-
Loan accretion recorded	-	(46)	46
Balance at December 31, 2014	413	227	186
Principal payments received	(51)	-	(51)
Loans charged off	-	-	-
Additional provision for loan loss	-	-	-
Loan accretion recorded	-	(34)	34
Balance at December 31, 2015	362	193	169
Principal payments received	(261)	-	(261)
Loans charged off	(35)	(35)	-
Additional provision for loan loss	-	-	-
Loan accretion recorded	-	(103)	103
Balance at December 31, 2016	$66	$55	$11

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31
	2016	2015
	(In Thousands)
Beginning balance	$7,349	$5,888
New loans	4,783	5,822
Effect of changes in composition of related parties	12,320	(54)
Repayments	(8,253)	(4,307)
Ending Balance	$16,199	$7,349

8. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31
	2016	2015	2014
	(In Thousands)
Gain from sale of mortgage loans	$5,311	$4,564	$3,335
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,560	3,503	3,552
Amortization of mortgage servicing rights	(1,724)	(1,620)	(1,401)
Mortgage servicing rights valuation adjustments	123	266	116
	1,959	2,149	2,267

Net mortgage banking income	$7,270	$6,713	$5,602

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.37 billion at December 31, 2016 and $1.34 billion at December 31, 2015.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Years Ended December 31
	2016	2015	2014
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,893	$9,923	$10,133
Loans sold, servicing retained	1,948	1,590	1,191
Amortization	(1,724)	(1,620)	(1,401)
Carrying value before valuation allowance at end of period	10,117	9,893	9,923

Valuation allowance:
Balance at beginning of period	(645)	(911)	(1,027)
Impairment recovery (charges)	123	266	116
Balance at end of period	(522)	(645)	(911)
Net carrying value of MSRs at end of period	$9,595	$9,248	$9,012
Fair value of MSRs at end of period	$9,770	$9,802	$9,304

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2016. Based on management’s estimate of potential losses from secondary market buyback activity, a liability of $79,000 and $214,000 was accrued at December 31, 2016 and 2015, respectively, and is reflected in other liabilities in the Consolidated Statements of Financial Condition. Expense (credit) recognized related to the accrual was $(135,000), $(95,000) and $298,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31
	2016		2015
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(In Thousands)
Fannie Mae	5,004	$470,692	5,104	$484,155
Freddie Mac	9,229	889,280	9,015	845,564
Federal Home Loan Bank	101	11,081	118	12,605
Other	16	965	21	1,398
Totals	14,350	$1,372,018	14,258	$1,343,722

Custodial escrow balances maintained in connection with serviced loans were $12.6 million and $11.6 million at December 31, 2016 and 2015, respectively.

Significant assumptions at December 31, 2016 used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 152 and a weighted average discount rate of 12.01%. Significant assumptions at December 31, 2015 used in determining the value of MSRs include a weighted average prepayment rate of 181 PSA and a weighted average discount rate of 10.02%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2016 is presented below. These sensitivities are hypothetical. Changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse	20% Adverse
	Change	Change
	(In Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$243	$475
Decline in fair value from increase in discount rate	311	612

9. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
	2016	2015
	(In Thousands)
Cost:
Land	$7,534	$7,494
Land improvements	1,310	1,310
Buildings	41,895	41,556
Leasehold improvements	971	971
Furniture, fixtures and equipment	31,253	29,622
Construction in process	787	656
	83,750	81,609
Less allowances for depreciation and amortization	(46,792)	(43,443)
	$36,958	$38,166

Depreciation expense was $3.4 million, $3.3 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Lease Agreements

The Company has entered into lease agreements covering six First Insurance Group offices, two banking center locations, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease that is to be terminated in the first quarter of 2017 and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (In Thousands):

2017	$584
2018	400
2019	337
2020	265
2021	222
Thereafter	2,654
Total	$4,462

Rental expenses under operating leases amounted to $571,000, $601,000 and $653,000 in 2016, 2015, and 2014, respectively.

10. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31
	2016	2015
	(In Thousands)
Beginning balance	$61,798	$61,525
Goodwill acquired or adjusted during the year	-	273
Ending balance	$61,798	$61,798

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Value
	(In Thousands)
Balance as of January 1, 2014	$14,302	$(10,805)	$3,497
Amortization of intangible assets	-	(1,102)	(1,102)
Balance as of December 31, 2014	14,302	(11,907)	2,395
Intangible assets acquired	175	-	175
Amortization of intangible assets	-	(699)	(699)
Balance as of December 31, 2015	14,477	(12,606)	1,871
Amortization of intangible assets	-	(535)	(535)
Balance as of December 31, 2016	$14,477	$(13,141)	$1,336

Estimated amortization expense for each of the next five years and thereafter is as follows (In Thousands):

2017	$404
2018	332
2019	225
2020	149
2021	87
Thereafter	139
Total	$1,336

11. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31
	2016	2015	2014
	(In Thousands)
Checking and money market accounts	$1,463	$1,186	$1,236
Savings accounts	88	89	90
Certificates of deposit	4,710	4,066	3,957
Totals	$6,261	$5,341	$5,283

Accrued interest payable on deposit accounts amounted to $42,000 and $43,000 at December 31, 2016 and 2015, respectively, which was comprised of $19,000 and $23,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2016 and $25,000 and $18,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2015.

A summary of deposit balances is as follows:

	December 31
	2016	2015
	(In Thousands)
Non-interest bearing checking accounts	$487,663	$420,691
Interest bearing checking and money market accounts	816,665	767,201
Savings deposits	243,369	219,655
Retail certificates of deposit less than $250,000	400,080	403,902
Retail certificates of deposit greater than $250,000	33,851	24,688
	$1,981,628	$1,836,137

Scheduled maturities of certificates of deposit at December 31, 2016 are as follows (In Thousands):

2017	$156,767
2018	117,627
2019	78,750
2020	35,298
2021	45,489
Thereafter	-
Total	$433,931

12. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities; certain first mortgage home equity loans, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 300% of the borrowings. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2016 and December 31, 2015 were $843.8 million and $692.2 million, respectively. First Federal could obtain advances of up to approximately $448.9 million from the FHLB at December 31, 2016.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
(In Thousands)
December 31, 2016
Putable advances	$5,000	March 2018	2.35%
Single maturity fixed rate advances	92,000	November 2017 to March 2022	1.34%
Amortizable mortgage advances	6,943	September 2018	1.78%
	$103,943

December 31, 2015
Putable advances	$5,000	March 2018	2.35%
Single maturity fixed rate advances	47,000	December 2017 to March 2022	1.51%
Amortizable mortgage advances	7,902	December 2017 to October 2021	1.78%
	$59,902

Putable advances are callable at the option of the FHLB on a quarterly basis.

Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (In Thousands):

2017	$32,306
2018	24,853
2019	15,637
2020	21,283
2021	10,143
Thereafter	3,162
Total minimum payments	107,384
Less amounts representing interest	(3,441)
Totals	$103,943

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2016 and 2015, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit. The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2016 and 2015. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

13. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.46% and 2.01% as of December 31, 2016 and 2015 respectively.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.34% and 1.89% as of December 31, 2016 and 2015 respectively.

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

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31
	2016	2015
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14. Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

Total securities sold under agreement to repurchase are summarized as follows:

	Years Ended December 31
	2016	2015
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$31,816	$57,188
Year-end interest rate	0.22%	0.27%
Average daily balance during year	52,821	54,632
Maximum month-end balance during the year	57,984	60,272
Average interest rate during the year	0.26%	0.28%

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2016 and 2015 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2016
Repurchase agreements:
Mortgage-backed securities – residential	$21,222	$-	$-	$-	$21,222
Collateralized mortgage obligations	10,594	-	-	-	10,594
Total borrowings	$31,816	$-	$-	$-	$31,816
Gross amount of recognized liabilities for repurchase agreements					$31,816

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2015
Repurchase agreements:
Mortgage-backed securities – residential	$23,998	$-	$-	$-	$23,998
Collateralized mortgage obligations	33,190	-	-	-	33,190
Total borrowings	$57,188	$-	$-	$-	$57,188
Gross amount of recognized liabilities for repurchase agreements					$57,188

On December 29, 2016, First Defiance entered into a loan agreement with First Tennessee Bank for a $20 million line of credit. The rate on the line of credit is at three- month LIBOR and was undrawn on as of December 31, 2016.

As of December 31, 2016 and 2015, First Federal had the following undrawn lines of credit facilities available for short-term borrowing purposes:

A $11.2 million line of credit with the Federal Reserve Bank Discount Window, at an interest rate of 50 basis points over the fed funds rate. The fed funds rate as of December, 31, 2016 was 0.75%. This line was undrawn upon as of December 31, 2016 and 2015.

A $20.0 million line of credit with MUFG Union Bank, N.A. The rate on this line of credit is Union Bank’s fed funds rate, which floats daily. This line was undrawn upon as of December 31, 2016 and 2015.

15. Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31
	2016		2015	2014
	(In Thousands)
Legal and other professional fees	$2,902		$3,359	$3,622
Marketing	1,835		1,752	1,820
State financial institutions tax	1,781		1,783	1,762
REO expenses and write-downs	244		1,064	743
Printing and office supplies	512		457	466
Amortization of intangibles	535		699	1,102
Postage	456		459	594
Check charge-offs and fraud losses	266		207	142
Credit and collection expense	303		334	395
Other	7,118	(1)	5,402	6,611	(2)
Total other noninterest expense	$15,952		$15,516	$17,257

1)	Includes $443,000 of acquisition related expenses and $300,000 of costs associated with termination of a lease agreement.
2)	Includes $786,000 of costs associated with the termination of First Federal’s merger agreement with FCB.

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

Included in accumulated other comprehensive income at December 31, 2016, 2015 and 2014 are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31
	2016	2015	2014
	(In Thousands)
Unrecognized prior service cost	$52	$53	$65
Unrecognized actuarial losses	392	593	832
Total recognized in Accumulated Other Comprehensive Income	444	646	897
Income tax effect	(155)	(226)	(314)
Net amount recognized in Accumulated Other Comprehensive Income	$289	$420	$583

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2017 is $12,000 ($8,000 net of tax) and $10,000 ($7,000 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2016	2015
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,115	$3,263
Service cost	53	65
Interest cost	128	130
Participant contribution	29	27
Plan amendments for acquisitions	12	-
Actuarial (gains) / losses	(184)	(204)
Benefits paid	(168)	(166)
Benefit obligation at end of year	2,985	3,115
Change in fair value of plan assets:
Balance at beginning of year	-	-
Employer contribution	139	139
Participant contribution	29	27
Benefits paid	(168)	(166)
Balance at end of year	-	-
Funded status at end of year	$(2,985)	$(3,115)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31
	2016	2015	2014
	(In Thousands)
Service cost-benefits attributable to service during the period	$53	$65	$63
Interest cost on accumulated postretirement benefit obligation	128	130	136
Net amortization and deferral	30	47	35
Net periodic postretirement benefit cost	211	242	234
Net (gain) / loss during the year	(184)	(204)	377
Plan amendment for acquisition	12	-	-
Amortization of prior service cost and actuarial losses	(30)	(47)	(35)
Total recognized in comprehensive income	(202)	(251)	342
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$9	$(9)	$576

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2016	2015	2014
Weighted average discount rates:
Used to determine benefit obligations at December 31	4.00%	4.25%	4.25%
Used to determine net periodic postretirement benefit cost for years ended December 31	4.25%	4.25%	4.75%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.50%	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that rate reaches ultimate trend rate	2022	2019	2019

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)

2017	$160
2018	173
2019	182
2020	197
2021	180
2022 through 2026	1,035

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2016	2015	2016	2015
	(In Thousands)
Effect on total of service and interest cost	$27	$27	$(22)	$(22)
Effect on postretirement benefit obligation	369	376	(314)	(320)

The Company expects to contribute $160,000 before reflecting expected Medicare retiree drug subsidy payments in 2017.

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

The following schedule presents First Defiance consolidated and First Federal’s regulatory capital ratios as of December 31, 2016 and 2015 (Dollars in Thousands):

December 31, 2016
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$234,809	10.45%	$101,108	4.5%	N/A	N/A
First Federal	$242,928	10.81%	$101,116	4.5%	$146,057	6.5%

Tier 1 Capital (1)
Consolidated	$269,809	11.24%	$95,975	4.0%	N/A	N/A
First Federal	$242,928	10.14%	$95,791	4.0%	$119,739	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$269,809	12.01%	$134,811	6.0%	N/A	N/A
First Federal	$242,928	10.81%	$134,822	6.0%	$179,763	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$295,693	13.16%	$179,748	8.0%	N/A	N/A
First Federal	$268,812	11.96%	$179,763	8.0%	$224,703	10.0%

(1)	Excludes capital conservation buffer of 0.625% as of December 31, 2016.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.40 billion for consolidated and $2.39 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.25 billion for consolidated and the Bank.

December 31, 2015
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

CET1 Capital (to Risk-Weighted Assets) (1)
Consolidated	$218,297	10.71%	$91,710	4.5%	N/A	N/A
First Federal	$236,625	11.61%	$91,678	4.5%	$132,424	6.5%

Tier 1 Capital (1)
Consolidated	$253,297	11.46%	$88,424	4.0%	N/A	N/A
First Federal	$236,625	10.72%	$88,267	4.0%	$110,334	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$253,297	12.43%	$122,280	6.0%	N/A	N/A
First Federal	$236,625	11.61%	$122,237	6.0%	$162,983	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$278,679	13.67%	$163,040	8.0%	N/A	N/A
First Federal	$262,007	12.86%	$162,983	8.0%	$203,729	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.21 billion for consolidated and the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.04 billion for consolidated and the Bank.

Management believes that, as of December, 31, 2016, First Federal was “well capitalized” based on the ratios presented above. There are no conditions or events since the most recent notification from any of the regulatory agencies regarding those capital standards that management believes have changed any of the well capitalized categorizations of First Federal.

First Federal is subject to the regulatory capital requirements administered by the OCC and FDIC. Regulatory authorities can initiate certain mandatory actions if First Federal fails to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2016, that First Federal meets all capital adequacy requirements to which they are subject.

First Defiance is a unitary thrift holding company and is regulated by the Federal Reserve. First Defiance did not have prompt corrective action capital requirements as of December 31, 2016.

Dividend Restrictions - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $22.0 million in dividends to First Defiance in 2016 and $29.0 million in 2015. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits. First Insurance paid $1.2 million in dividends to First Defiance in 2016 and $900,000 in dividends in 2015. First Defiance Risk Management paid $1.0 million in dividends to First Defiance in 2016 and 2015.

18. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31
	2016	2015	2014
	(In Thousands)
Current:
Federal	$13,125	$11,299	$9,198
State and local	244	146	144
Deferred	(615)	(35)	(179)
	$12,754	$11,410	$9,163

The effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Years Ended December 31
	2016	2015	2014
	(In Thousands)
Tax expense at statutory rate (35%)	$14,559	$13,240	$11,709
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	159	95	94
Tax exempt interest income, net of TEFRA	(1,168)	(1,219)	(1,152)
Bank owned life insurance	(341)	(255)	(816)
Captive insurance	(414)	(415)	(390)
Other	(41)	(36)	(282)
Totals	$12,754	$11,410	$9,163

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2016	2015
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$9,059	$8,884
Postretirement benefit costs	1,044	1,316
Deferred compensation	1,847	1,621
Impaired loans	1,087	261
Accrued vacation	454	644
Allowance for real estate held for sale losses	226	269
Deferred loan origination fees and costs	462	388
Accrued bonus	626	675
Other	1,554	794
Total deferred federal income tax assets	16,359	14,852

Deferred federal income tax liabilities:
FHLB stock dividends	2,279	2,279
Goodwill	5,967	5,527
Mortgage servicing rights	3,358	3,237
Fixed assets	1,217	1,268
Other intangible assets	301	422
Loan mark to market	59	165
Net unrealized gains on available-for-sale securities	272	2,176
Prepaid expenses	694	655
Total deferred federal income tax liabilities	14,147	15,729
Net deferred federal income tax asset/ (liability)	$2,212	$(877)

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period and the ability to carryback any losses. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2016.

Retained earnings at December 31, 2016 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2016 was approximately $3.85 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (In Thousands):

Balance at January 1, 2014	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	-
Balance at December 31, 2014	$-

Balance at January 1, 2015	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	-
Balance at December 31, 2015	$-

Balance at January 1, 2016	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	398
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	-
Balance at December 31, 2016	$398

The Company does not expect the unrecognized tax benefits, to have an effect on its effective tax rate. The Company expects the entire amount of unrecognized tax benefits to settle within the next twelve months. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The total amount of interest and penalties recorded in the income statement was $40,000 for the year ended December 31, 2016, and zero for 2015 and 2014, and the amount accrued for interest and penalties was $40,000 at December 31, 2016, and zero for 2015 and 2014.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2012. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

19. Employee Benefit Plans

401(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (the “First Defiance 401(k)”) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $979,000, $892,000 and $919,000 for the years ended December 31, 2016, 2015 and 2014, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was $71,000, $78,000 and $167,000 of expense recorded for the years ended December 31, 2016, 2015 and 2014, respectively, with a liability of $1.04 million, $970,000 and $892,000 for future benefits recorded at December 31, 2016, 2015 and 2014, respectively. The discount rate was reduced to 4.00% as of December 31, 2016, resulting in an increase to the Company’s liability.

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

As of December 31, 2016, 54,750 options had been granted pursuant to the 2010 Equity Plan and previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

In 2016, the Company also granted 3,894 restricted shares to directors and employees. 1,872 shares were issued to directors, 1,000 shares were issued to employees that have a one-year vesting period and 1,022 shares were issued to an employee with a four year vesting period.

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

The fair value of stock options granted was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Twelve Months Ended
	December 31, 2016	December 31, 2015
Expected average risk-free rate	2.05%	2.04%
Expected average life	8.96 years	10.00 years
Expected volatility	41.00%	42.00%
Expected dividend yield	2.33%	2.10%

Following is activity under the plans during 2016:

Stock options:	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2016	86,220	$20.27
Forfeited or cancelled	-	-
Exercised	(37,970)	20.47
Granted	6,500	37.78
Options outstanding, December 31, 2016	54,750	$22.21	3.51	$1,562
Vested or expected to vest at December 31, 2016	54,750	$22.21	3.51	$1,562
Exercisable at December 31, 2016	38,300	$17.86	1.57	$1,259

Information related to the stock option plans follows:

	Year Ended December 31
	2016	2015	2014
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$752	$1,069	$542
Cash received from option exercises	714	1,469	963
Tax benefit realized from option exercises	165	160	103
Weighted average fair value of options granted	$13.95	$13.13	$10.79

As of December 31, 2016, there was $156,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 3.2 years.

At December 31, 2016, 75,468 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievement of established targets. Total expense of $1.3 million, $1.1 million and $541,000 was recorded during the years ended December 31, 2016, 2015 and 2014, respectively, and approximately $773,000 and $556,000 is included within other liabilities at December 31, 2016 and 2015, respectively, related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2016	74,545	$25.86	10,927	$30.98
Granted	24,526	39.30	10,905	23.39
Vested	(7,011)	19.19	(10,171)	24.02
Forfeited	(16,592)	19.19	(500)	32.00
Unvested at December 31, 2016	75,468	$32.31	11,161	$32.30

The maximum amount of compensation expense that may be earned for the 2016 STIP and the 2014, 2015 and 2016 LTIPs at December 31, 2016 is approximately $3.6 million in the aggregate. However, the estimated expense expected to be earned as of December 31, 2016 based on the performance measures in the plans, is $2.4 million of which $584,000 was unrecognized at December 31, 2016 and will be recognized over the remaining performance period.

As of December 31, 2016 and 2015, 168,251 and 186,079 shares, respectively, were available for grant under the 2010 Equity Plan. Options forfeited or cancelled under all plans except the 2010 Equity Plan are no longer available for grant to other participants.

21. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

	December 31
Statements of Financial Condition	2016	2015
	(In Thousands)
Assets
Cash and cash equivalents	$23,017	$12,919
Investment in banking subsidiary	290,053	287,436
Investment in non-bank subsidiaries	15,456	15,109
Other assets	1,155	1,191
Total assets	$329,681	$316,655

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	580	375
Stockholders’ equity	293,018	280,197
Total liabilities and stockholders’ equity	$329,681	$316,655

	Years Ended December 31
Statements of Income	2016	2015	2014
	(In Thousands)

Dividends from subsidiaries	$24,200	$30,900	$22,200
Interest on investments	-	1	-
Interest expense	(753)	(613)	(587)
Other income	-	1	2
Noninterest expense	(644)	(588)	(861)
Income before income taxes and equity in earnings of subsidiaries	22,803	29,701	20,754
Income tax credit	(466)	(397)	(485)
Income before equity in earnings of subsidiaries	23,269	30,098	21,239
(Distributions in excess of) undistributed equity in earnings of subsidiaries	5,574	(3,675)	3,053
Net income	$28,843	$26,423	$24,292
Comprehensive income	$25,436	$25,931	$27,861

	Years Ended December 31
Statements of Cash Flows	2016	2015	2014
	(In Thousands)
Operating activities:
Net income	$28,843	$26,423	$24,292
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	(5,574)	3,675	(3,053)
Change in other assets and liabilities	235	(205)	59
Net cash provided by (used in) operating activities	23,504	29,893	21,298

Financing activities:
Repurchase of common stock	(6,293)	(8,436)	(15,519)
Cash dividends paid	(7,890)	(7,159)	(5,937)
Stock Options Exercised	714	1,469	921
Direct stock sales	63	64	76
Repayment of stock warrants	-	(11,979)	-
Net cash used in financing activities	(13,406)	(26,041)	(20,459)
Net increase (decrease) in cash and cash equivalents	10,098	3,852	839
Cash and cash equivalents at beginning of year	12,919	9,067	8,228
Cash and cash equivalents at end of year	$23,017	$12,919	$9,067

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$3,915	$-	$3,915
Mortgage-backed - residential	-	81,707	-	81,707
REMICs	-	1,307	-	1,307
Collateralized mortgage obligations	-	63,005	-	63,005
Preferred stock	2	-	-	2
Corporate bonds	-	13,013	-	13,013
Obligations of state and political subdivisions	-	88,043		88,043
Mortgage banking derivative - asset	-	491	-	491

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
			(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$2,994	$-	$2,994
Mortgage-backed - residential	-	64,654	-	64,654
REMICs	-	1,620	-	1,620
Collateralized mortgage obligations	-	71,799	-	71,799
Preferred stock	1	-	-	1
Corporate bonds	-	4,977	-	4,977
Obligations of state and political subdivisions	-	90,390		90,390
Mortgage banking derivative - asset	-	558	-	558

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$316	$316
Multi Family Residential	-	-	-	-
Commercial Real Estate	-	-	848	848
Commercial			332	332
Home Equity and Improvement	-	-	-	-
Total impaired loans	-	-	1,496	1,496

Mortgage servicing rights	-	657	-	657
Real estate held for sale
Residential	-	-	-	-
CRE	-	-	377	377
Total Real Estate held for sale	-	-	377	377

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$398	$398
Multi Family Residential	-	-	91	91
Commercial Real Estate	-	-	4,575	4,575
Commercial			-	-
Home Equity and Improvement	-	-	82	82
Total impaired loans	-	-	5,146	5,146

Mortgage servicing rights	-	872	-	872
Real estate held for sale
Residential	-	-	-	-
CRE	-	-	280	280
Total Real Estate held for sale	-	-	280	280

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$1,496	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – Applies to all classes	$377	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	0-20%	7%

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$5,146	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	11%

Real estate held for sale – CRE	$280	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	30%	30%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $1.5 million, with a $1,000 valuation allowance and a fair value of $5.1 million with a valuation allowance of $8,000 at December 31, 2016 and 2015, respectively. A provision expense of $1.0 million, a provision recovery of $580,000 and a provision expense of $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to these impaired loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $657,000 with a valuation allowance of $522,000 and a fair value of $872,000 with a valuation allowance of $645,000 at December 31, 2016 and 2015, respectively. A recovery of $123,000, $266,000 and $116,000 for the years ended December 31, 2016, 2015 and 2014, respectively, was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $74,000, $297,000 and $251,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2016 and December 31, 2015. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2016.

		Fair Value Measurements at December 31, 2016 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$99,003	$99,003	$99,003	$-	$-
Investment securities	251,176	251,179	2	251,177	-
Federal Home Loan Bank Stock	13,798	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,924,210	1,911,280	-	9,917	1,901,363
Accrued interest receivable	6,760	6,760	9	867	5,884

Financial Liabilities:
Deposits	$1,981,628	$1,987,723	$487,663	$1,500,060	$-
Advances from Federal Home Loan Bank	103,943	103,019	-	103,019	-
Securities sold under repurchase agreements	31,816	31,816	-	31,816	-
Subordinated debentures	36,083	34,718	-	-	34,718

		Fair Value Measurements at December 31, 2015 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,769	$79,769	$79,769	$-	$-
Investment securities	236,678	236,680	1	236,679	-
Federal Home Loan Bank Stock	13,801	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,782,358	1,784,998	-	5,899	1,779,099
Accrued interest receivable	6,171	6,171	7	846	5,318

Financial Liabilities:
Deposits	$1,836,137	$1,840,464	$420,691	$1,419,773	$-
Advances from Federal Home Loan Bank	59,902	59,653	-	59,653	-
Securities sold under repurchase agreements	57,188	57,188	-	57,188	-
Subordinated debentures	36,083	35,305	-	-	35,305

23. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $14.1 million and $14.9 million of interest rate lock commitments at December 31, 2016 and 2015, respectively. There were $22.5 million and $19.9 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2016 and 2015, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2016			December 31, 2015
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$491	$-	$491	$558	$-	$558

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2016	2015	2014
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(67)	$231	$27

The above amounts are included in mortgage banking income with gain on sale of mortgage loans. During 2014, management determined that a group of loans, previously classified as held for sale, were no longer sellable and were transferred back into the portfolio. As a result, a $5,000 loss related to a fair value adjustment on those loans was recorded in. No such adjustments were made in 2016 or 2015.

24. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2016
Interest income	$21,130	$21,480	$22,003	$22,770
Interest expense	1,942	2,084	2,183	2,231
Net interest income	19,188	19,396	19,820	20,539
Provision for loan losses	364	53	15	(149)
Net interest income after provision for loan losses	18,824	19,343	19,805	20,688
Gain on sale, call or write-down of securities	131	227	151	-
Noninterest income	8,505	8,348	8,375	8,293
Noninterest expense	17,274	17,347	18,292	18,180
Income before income taxes	10,186	10,571	10,039	10,801
Income taxes	3,017	3,307	2,994	3,436
Net income	$7,169	$7,264	$7,045	$7,365

Earnings per common share:
Basic	$0.80	$0.81	$0.78	$0.82
Diluted	$0.80	$0.80	$0.78	$0.81
Average shares outstanding:
Basic	8,994	8,968	8,976	8,969
Diluted	9,064	9,036	9,050	9,035

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2015
Interest income	$19,757	$20,037	$20,266	$20,776
Interest expense	1,567	1,672	1,733	1,809
Net interest income	18,190	18,365	18,533	18,967
Provision for loan losses	120	-	(27)	43
Net interest income after provision for loan losses	18,070	18,365	18,560	18,924
Gain on sale, call or write-down of securities	-	-	-	22
Noninterest income	8,281	7,809	7,982	7,709
Noninterest expense	16,897	16,796	16,848	17,348
Income before income taxes	9,454	9,378	9,694	9,307
Income taxes	2,853	2,815	2,998	2,744
Net income	$6,601	$6,563	$6,696	$6,563

Earnings per common share:
Basic	$0.71	$0.71	$0.72	$0.72
Diluted	$0.69	$0.70	$0.72	$0.71
Average shares outstanding:
Basic	9,234	9,268	9,238	9,146
Diluted	9,611	9,349	9,322	9,235

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

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2016:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$(4,933)	$(1,726)	$(3,207)
Reclassification adjustment for net gains included in net income	(509)	(178)	(331)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	172	60	112
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	30	11	19
Total other comprehensive income	$(5,240)	$(1,833)	$(3,407)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2015:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$(985)	$(345)	$(640)
Reclassification adjustment for net gains included in net income	(22)	(7)	(15)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	204	72	132
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	47	16	31
Total other comprehensive income	$(756)	$(264)	$(492)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2016	$4,042	$(420)	$3,622
Other comprehensive income before reclassifications	(3,207)	112	(3,095)
Amounts reclassified from accumulated other comprehensive loss	(331)	19	(312)

Net other comprehensive income during period	(3,538)	131	(3,407)

Balance December 31, 2016	$504	$(289)	$215

Balance January 1, 2015	$4,697	$(583)	$4,114
Other comprehensive income before reclassifications	(640)	132	(508)
Amounts reclassified from accumulated other comprehensive loss	(15)	31	16

Net other comprehensive income during period	(655)	163	(492)

Balance December 31, 2015	$4,042	$(420)	$3,622

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2016, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9B.	Other Information

On February 23, 2017, the Compensation Committee of First Defiance approved a new form of restricted stock unit (“RSU”) award agreement that may be used to grant RSUs pursuant to First Defiance’s 2010 Equity Plan. The form agreement provides for a grant of RSUs that vest on the third anniversary of the grant date and are settled in common shares of First Defiance. Vesting is accelerated in the event of death, disability or retirement (as defined under the 2010 Equity Plan). Vesting also is accelerated in the event of termination of employment without cause after a change in control (as defined under the 2010 Equity Plan). The form of award agreement contains a non-solicitation covenant. The form of RSU award agreement is attached as Exhibit 10.24 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors, nominees for directorship and executive officers is incorporated herein by reference from the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “EXECUTIVE OFFICERS” in the definitive proxy statement to be filed on or about March 29, 2017 for the annual meeting of First Defiance shareholders to be held on May 9, 2017 (the “Proxy Statement”). Information regarding our Audit Committee and compliance with Section 16(a) of the Securities Act of 1943 required by this item is incorporated herein by reference from the sections respectively captioned, “Board Committees” under the “Proposal 1 – Election of Directors” and the section immediately following the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Proxy Statement. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

First Defiance has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements, and is available on its Internet site at www.fdef.com under Governance Documents.

Item 11.	Executive Compensation

Information regarding director compensation is set forth under the section captioned “Director Compensation” under the heading “PROPOSAL 1 – Election of Directors” of the Proxy Statement, and is incorporated herein by reference. Executive compensation information has been provided under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “EXECUTIVE COMPENSATION” in the Proxy Statement, and is incorporated herein by reference.

The Compensation Committee Report and information related to compensation committee interlocks and insider participation have been respectively set forth under the section immediately following the heading “COMPENSATION COMMITTEE REPORT” and under the section captioned “Compensation Committee Interlocks and Insider Participation” following the heading “PROPOSAL 1 – Election of Directors” in the Proxy Statement, and are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management and information relating thereto is set forth in the section under the heading “BENEFICIAL OWNERSHIP” in the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to the shares of First Defiance common stock that are reserved for issuance under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	54,750	$22.21	168,251

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item, including related transactions and director independence, is set forth respectively in the section following the heading “RELATED PERSON TRANSACTIONS” and in the section captioned “Composition of the Board” following the heading “PROPOSAL 1 – Election of Directors” in the Proxy Statement, which are both incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the section captioned “Audit Fees” following the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	The following documents are filed as Item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)
(B)	Consolidated Statements of Financial Condition as of December 31, 2016 and 2015
(C)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
(G)	Notes to Consolidated Financial Statements

(2)	Separate financial statement schedules are not being filed because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed with this Form 10-K are listed as Exhibits 10.1 through 10.24.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

February 28, 2017	By:	/s/ Kevin T. Thompson
Kevin T. Thompson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2017.

Signature	Title

/s/ William J. Small	Chairman of the Board
William J. Small

/s/ Donald P. Hileman	President and Chief
Donald P. Hileman	Executive Officer

/s/ Kevin T. Thompson	Executive Vice President and Chief
Kevin T. Thompson	Financial Officer (principal accounting officer)

/s/ Stephen L. Boomer	Director, Vice Chairman
Stephen L. Boomer

/s/ John L. Bookmyer	Director
John L. Bookmyer

/s/ Dr. Douglas A. Burgei	Director
Dr. Douglas A. Burgei

/s/ Thomas A. Reineke	Director
Thomas A. Reineke

/s/ Barb A. Mitzel	Director
Barb A. Mitzel

/s/ Jean A. Hubbard	Director
Jean A. Hubbard

/s/ Samuel S. Strausbaugh	Director
Samuel S. Strausbaugh

/s/ Charles D. Niehaus	Director
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

Exhibit
Number	Description
2.1	Amendment to Agreement and Plan of Merger, dated August 23, 2016 by and between First Defiance and Commercial Bancshares, Inc.	(29)
2.2	Amendment to Agreement and Plan of Merger, dated October 31, 2016 by and between First Defiance and Commercial Bancshares, Inc.	(12)
3.1	Articles of Incorporation	(1)
3.2	Code of Regulations	(1)
3.3	Amendment to Articles of Incorporation	(7)
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(27)
4.2	Form of Warrant for Purchase of Shares of Common Stock	(11)
10.1	Form of Stock Option Award Agreement under 2001 Stock Option and Incentive Plan	(2)
10.2	2001 Stock Option and Incentive Plan	(4)
10.3	Employment Agreement with Gregory R. Allen	(5)
10.4	2005 Stock Option and Incentive Plan	(6)
10.5	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(8)
10.6	2008 Long Term Incentive Compensation Plan (LTIP)	(9)
10.7	Form of Contingent Award Agreement under LTIP	(10)
10.8	Form of Stock Option Award Agreement under 2005 Stock Option and Incentive Plan	(3)
10.9	First Federal Amended and Restated Executive Group Life Plan – Post Separation	(13)
10.10	2010 Equity Incentive Plan	(14)
10.11	First Defiance Deferred Compensation Plan	(22)
10.12	Form of Restricted Stock Award Agreement (with TARP Limitations)	(15)
10.13	2010 Equity Plan Form of Long-Term Incentive Performance-Based Award Agreement	(16)
10.14	2010 Equity Plan Form of Short-Term Incentive Performance-Based Award Agreement	(17)
10.15	First Amendment to First Defiance Financial Corp. 2010 Equity Incentive Plan	(18)
10.16	First Defiance Financial Corp. and Affiliates Incentive Compensation Plan	(19)
10.17	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive – TARP Applicable)	(20)
10.18	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive)	(21)
10.19	Employment Agreement with Donald P. Hileman	(23)
10.20	Employment Agreement with Kevin T. Thompson	(24)
10.21	Form of Restricted Stock Award Agreement	(25)
10.22	Consulting Agreement with William J. Small	(26)
10.23	Change of Control and Non-Solicitation Agreement with John R. Reisner	(28)
10.24	Form of Restricted Stock Unit Award Agreement	(12)
21	List of Subsidiaries of the Company	(12)
23.1	Consent of Crowe Horwath LLP	(12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(12)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(12)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text and in detail.	(12)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 10.2 in Registrant’s 2004 Form 10-K (Film No. 05685500)
(3)	Incorporated herein by reference to exhibit 10.16 in Registrant’s 2008 Form 10-K (Film No. 09683948)
(4)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement (Film No. 1577137)
(5)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(6)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement (Film No. 05692264)
(7)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(8)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(9)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(10)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(11)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(12)	Included herein
(13)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 2, 2010 (Film No. 101158262)
(14)	Incorporated herein by reference to Annex A to 2010 Proxy Statement (Film No. 10693151)
(15)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 4, 2011 (Film No. 11664601)
(16)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(17)	Incorporated herein by reference to exhibit 10.2 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(18)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(19)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(20)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(21)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(22)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 23, 2005 (Film No. 051284175)
(23)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(24)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(25)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(26)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed December 30, 2013 (Film No. 131303552
(27)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2014 Form 10-K (Film No. 15655545)
(28)	Incorporated herein by reference to exhibit 10.23 in Registrant’s 2015 Form 10-K (Film No. 161468309)
(29)	Incorporated herein by reference to the like numbered exhibit in Form 8-K filed August 24, 2016 (Film No. 161848221)

- 132 -