Form 10-Q
period 2017-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2017-05-10
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 10,145,890 shares outstanding at April 28, 2017.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$53,998	$53,003
Federal funds sold	116,000	46,000
	169,998	99,003
Securities:
Available-for-sale, carried at fair value	260,601	250,992

Held-to-maturity, carried at amortized cost (fair value $773 and $187 at March 31, 2017 and December 31, 2016, respectively)	771	184
	261,372	251,176
Loans held for sale	7,955	9,607
Loans receivable, net of allowance of $25,749 at March 31, 2017 and $25,884 at December 31, 2016, respectively	2,212,257	1,914,603
Mortgage servicing rights	9,672	9,595
Accrued interest receivable	8,872	6,760
Federal Home Loan Bank stock	15,992	13,798
Bank owned life insurance	64,968	52,817
Premises and equipment	42,824	36,958
Real estate and other assets held for sale	705	455
Goodwill	90,768	61,798
Core deposit and other intangibles	6,004	1,336
Deferred Taxes	1,219	2,212
Other assets	36,091	17,479
Total assets	$2,928,697	$2,477,597

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2017	December 31, 2016

Liabilities and stockholders’ equity
Liabilities:
Deposits	$2,373,789	$1,981,628
Advances from the Federal Home Loan Bank	105,104	103,943
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	24,891	31,816
Advance payments by borrowers	1,840	2,650
Other liabilities	32,799	28,459
Total liabilities	2,574,506	2,184,579

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	-	-
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,713,385 and 12,720,347 shares issued and 10,143,052 and 8,983,206 shares outstanding, respectively	127	127
Additional paid-in capital	160,397	126,390
Accumulated other comprehensive income, net of tax of $670 and $117, respectively	1,242	215
Retained earnings	243,446	240,592
Treasury stock, at cost, 2,570,333 and 3,737,141 shares respectively	(51,021)	(74,306)
Total stockholders’ equity	354,191	293,018

Total liabilities and stockholders’ equity	$2,928,697	$2,477,597

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016
Interest Income
Loans	$21,969	$19,312
Investment securities:
Taxable	979	843
Non-taxable	777	787
Interest-bearing deposits	145	49
FHLB stock dividends	166	139
Total interest income	24,036	21,130
Interest Expense
Deposits	1,796	1,433
FHLB advances and other	366	297
Subordinated debentures	215	175
Securities sold under repurchase agreements	14	37
Total interest expense	2,391	1,942
Net interest income	21,645	19,188
Provision for loan losses	55	364
Net interest income after provision for loan losses	21,590	18,824
Non-interest Income
Service fees and other charges	2,760	2,644
Insurance commission income	3,457	3,136
Mortgage banking income	1,738	1,539
Gain on sale of non-mortgage loans	-	45
Gain on sale of securities	-	131
Trust income	450	427
Income from Bank Owned Life Insurance	1,823	231
Other non-interest income	321	483
Total non-interest income	10,549	8,636
Non-interest Expense
Compensation and benefits	14,335	10,185
Occupancy	1,837	1,785
FDIC insurance premium	290	327
Financial institutions tax	480	446
Data processing	1,939	1,460
Amortization of intangibles	232	157
Other non-interest expense	4,029	2,914
Total non-interest expense	23,142	17,274
Income before income taxes	8,997	10,186
Federal income taxes	3,857	3,017
Net Income	$5,140	$7,169

Earnings per common share (Note 6)
Basic	$0.54	$0.80
Diluted	$0.54	$0.79
Dividends declared per share (Note 5)	$0.25	$0.22
Average common shares outstanding (Note 6)
Basic	9,441	8,994
Diluted	9,497	9,064

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$5,140	$7,169

Other comprehensive income:
Unrealized gains on securities available for sale	1,580	1,450
Reclassification adjustments for security (gains) losses included in net income(1)	-	(131)
Income tax expense	(553)	(462)
Other comprehensive income	1,027	857

Comprehensive income	$6,167	$8,026

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended March 31, 2017 and 2016 was $0 and $46, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares	Stock	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2017	$-	8,983,206	$127	$126,390	$215	$240,591	$(74,306)	$293,017
Net income						5,140		5,140
Other comprehensive income					1,027			1,027
Stock based compensation expenses				45				45
Shares issued under stock option plan, net of 6,962 repurchased and retired		588		22		(39)	151	134
Capital stock issuance		1,139,502		33,792			22,740	56,532
Restricted share activity under stock incentive plans		19,416		138			387	525
Shares issued from direct stock sales		340		10			7	17
Common stock dividends declared						(2,246)		(2,246)
Balance at March 31, 2017	$-	10,143,052	$127	$160,397	$1,242	$243,446	$(51,021)	$354,191

Balance at January 1, 2016	$-	9,102,831	$127	$125,734	$3,622	$219,737	$(69,023)	$280,197
Net income						7,169		7,169
Other comprehensive income					857			857
Stock based compensation expenses				119				119
Shares issued under stock option plan, net of 900 repurchased and retired		16,770		(91)			353	262
Restricted share activity under stock incentive plans		9,033		(124)			188	64
Shares issued from direct stock sales		233		4			5	9
Shares repurchased		(167,746)					(6,293)	(6,293)
Common stock dividends declared						(1,966)		(1,966)
Balance at March 31, 2016	$-	8,961,121	$127	$125,642	$4,479	$224,940	$(74,770)	$280,418

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net income	$5,140	$7,169
Items not requiring (providing) cash
Provision for loan losses	55	364
Depreciation	867	818
Amortization of mortgage servicing rights, net of impairment recoveries	279	332
Amortization of core deposit and other intangible assets	232	157
Net amortization of premiums and discounts on loans and deposits	27	88
Amortization of premiums and discounts on securities	240	193
Change in deferred taxes	777	264
Proceeds from the sale of loans held for sale	48,356	40,341
Originations of loans held for sale	(45,977)	(42,444)
Gain from sale of loans	(1,083)	(1,039)
Gain from sale or call of securities	-	(131)
(Gain) loss on sale / write-down of real estate and other assets held for sale	-	(265)
Stock option expense	45	119
Restricted stock expense	525	64
Income from bank owned life insurance	(1,823)	(231)
Excess tax benefit (expense) on stock compensation plans	(162)	(99)
Changes in:
Accrued interest receivable	(790)	(730)
Other assets	(1,801)	(793)
Other liabilities	3,364	672
Net cash provided by operating activities	8,271	4,849

Investing Activities
Proceeds from maturities of held-to-maturity securities	5	8
Proceeds from maturities, calls and pay-downs of available-for-sale securities	5,960	7,903
Proceeds from sale of real estate and other assets held for sale	9	884
Proceeds from the sale of available-for-sale securities	-	5,360
Proceeds from sale of non-mortgage loans	9,880	2,828
Purchases of available-for-sale securities	(8,815)	(2,875)
Proceeds from Federal Home Loan stock redemption	-	1
Net cash received in acquisition	25,840	-
Investment in bank owned life insurance	(20,000)	-
Purchase of portfolio mortgage loans	(10,133)	-
Purchases of premises and equipment, net	(1,278)	(562)
Net increase in loans receivable	(12,851)	(26,127)
Net cash used by investing activities	(11,383)	(12,580)

Financing Activities
Net increase in deposits and advance payments by borrowers	83,369	34,124
Repayment of Federal Home Loan Bank advances	(242)	(238)
Proceeds from Federal Home Loan Bank advances	-	25,000
Increase in securities sold under repurchase agreements	(6,925)	797
Proceeds from exercise of stock options	134	314
Proceeds from treasury stock sales	17	9
Net cash paid for repurchase of common stock	-	(6,293)
Cash dividends paid on common stock	(2,246)	(1,966)
Net cash provided by financing activities	74,107	51,747
Increase (decrease) in cash and cash equivalents	70,995	44,016
Cash and cash equivalents at beginning of period	99,003	79,769
Cash and cash equivalents at end of period	$169,998	$123,785

Supplemental cash flow information:
Interest paid	$2,308	$1,889
Income taxes paid	$-	$300
Transfers from loans to real estate and other assets held for sale	$259	$409
Securities purchased but not yet settled	$1,668	$529
Sale of bank owned life insurance not yet settled	$17,840	$-

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2017 and 2016

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

The consolidated condensed statement of financial condition at December 31, 2016 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K for the year ended December 31,2016.

The accompanying consolidated condensed financial statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2016 Annual Report on Form 10-K for the year ended December 31, 2016. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

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

Newly Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Company has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects to utilize the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. ASU No. 2017-07 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company expects to early adopt upon the next goodwill impairment test in 2017. ASU No. 2017-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its implementation efforts by establishing a Company-wide implementation committee. The committee’s initial review indicates the Company has maintained sufficient historical loan data to support the requirement of this pronouncement and is currently evaluating the various loss methodologies to determine their correlations to the Company’s loan segments historical performance.

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

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees, and insurance commission income, to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$3,954	$-	$3,954
Mortgage-backed - residential	-	80,872	-	80,872
REMICs	-	1,260	-	1,260
Collateralized mortgage obligations- residential	-	66,291	-	66,291
Preferred stock	1	-	-	1
Corporate bonds		13,083	-	13,083
Obligations of state and political subdivisions	-	95,140	-	95,140
Mortgage banking derivative - asset	-	598	-	598
Mortgage banking derivative - liability	-	42	-	42

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$3,915	$-	$3,915
Mortgage-backed - residential	-	81,707	-	81,707
REMICs	-	1,307	-	1,307
Collateralized mortgage obligations-residential	-	63,005	-	63,005
Preferred stock	2	-	-	2
Corporate bonds	-	13,013	-	13,013
Obligations of state and political subdivisions	-	88,043		88,043
Mortgage banking derivative - asset	-	491	-	491

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$-	$-	$1,252	$1,252
Total Impaired loans	-	-	1,252	1,252
Mortgage servicing rights	-	1,131		1,131

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$316	$316
Multi Family Residential	-	-	-	-
Commercial Real Estate	-	-	848	848
Commercial			332	332
Home Equity and Improvement	-	-	-	-
Total impaired loans	-	-	1,496	1,496

Mortgage servicing rights	-	657	-	657
Real estate held for sale
Residential	-	-	-	-
Commercial Real Estate	-	-	377	377
Total Real Estate held for sale	-	-	377	377

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$1,252	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10%	10%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $1.3 million, with no valuation allowance and a fair value of $1.5 million, with a $1,000 valuation allowance at March 31, 2017 and December 31, 2016, respectively. A provision expense of $208,000 for the three months ended March 31, 2017 and a provision recovery of $119,000 for the three months ended March 31, 2016 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value, had a fair value of $1.1 million with a valuation allowance of $489,000 and a fair value of $657,000 with a valuation allowance of $522,000 at March 31, 2017 and December 31, 2016, respectively. A recovery of $33,000 and a charge of $21,000 for the three months ended March 31, 2017 and March 31, 2016, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The impact to earnings of the change in fair value of real estate held for sale was not material for the three months ended March 31, 2017. The change in fair value of real estate held for sale was $53,000 for the three months ended March 31, 2016, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2017 and December 31, 2016. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2017.

		Fair Value Measurements at March 31, 2017 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$169,998	$169,998	$169,998	$-	$-
Investment securities	261,372	261,374	1	261,373	-
Federal Home Loan Bank Stock	15,992	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,221,070	2,207,503	-	8,425	2,199,078
Accrued interest receivable	8,872	8,872	5	1,465	7,402

Financial Liabilities:
Deposits	$2,373,789	$2,380,541	$579,943	$1,800,598	$-
Advances from Federal Home Loan Bank	105,104	104,500	-	104,500	-
Securities sold under repurchase agreements	24,891	24,891	-	24,891	-
Subordinated debentures	36,083	34,735	-	-	34,735

		Fair Value Measurements at December 31, 2016 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$99,003	$99,003	$99,003	$-	$-
Investment securities	251,176	251,179	2	251,177	-
Federal Home Loan Bank Stock	13,798	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,924,210	1,911,280	-	9,917	1,901,363
Accrued interest receivable	6,760	6,760	9	867	5,884

Financial Liabilities:
Deposits	$1,981,628	$1,987,723	$487,663	$1,500,060	$-
Advances from Federal Home Loan Bank	103,943	103,019	-	103,019	-
Securities sold under repurchase agreements	31,816	31,816	-	31,816	-
Subordinated debentures	36,083	34,718	-	-	34,718

4.	Stock Compensation Plans

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

As of March 31, 2017, 47,200 options had been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In each of the years 2016-2017, the Company approved a Short-Term (“STIP”) Equity Incentive Plan and a Long-Term (“LTIP”) Equity Incentive Plan for selected members of management.

Under the 2016 and 2017 STIPs, the participants could earn up to 10% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year. The participants are required to be employed on the day of payout in order to receive such payment.

Under each LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 24,526 and 20,657 RSU’s to the participants in the 2016 and 2017 LTIPs, respectively, effective January 1 in the year the award was made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive such payment.

A total of 19,219 RSU’s were issued to the participants of the 2014 LTIP in the first quarter of 2017 for the three year performance period ended December 31, 2016.

In the three months ended March 31, 2017, the Company also granted to employees 2,924 restricted shares, of which 2,727 were restricted stock units and 197 were restricted stock grants. All of these have a three year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

The fair value of stock options granted during the three months ended March 31, 2016 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Three Months ended
	March 31, 2017	March 31, 2016
Expected average risk-free rate	-	2.24%
Expected average life	-	10.00 years
Expected volatility	-	41.00%
Expected dividend yield	-	2.33%

There were no options granted during the three months ended March 31, 2017. The weighted-average fair value of options granted was $13.95 for the three months ended March 31, 2016.

Following is stock option activity under the plans during the three months ended March 31, 2017:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2017	54,750	$22.21
Forfeited or cancelled	-	-
Exercised	(7,550)	22.89
Granted	-	-
Options outstanding, March 31, 2017	47,200	$22.12	3.65	$1,300
Vested or expected to vest at March 31, 2017	47,200	$22.12	3.65	$1,300
Exercisable at March 31, 2017	35,100	$18.50	2.22	$1,096

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousand’s):

	Three Months Ended March 31,
	2017	2016
Proceeds of options exercised	$134	$314
Related tax benefit recognized	44	75
Intrinsic value of options exercised	200	326

As of March 31, 2017, there was $143,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 2.93 years.

At March 31, 2017, 72,660 RSU’s and 4,569 stock grants were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. A total expense of $849,000 was recorded during the three months ended March 31, 2017 compared to an expense of $261,000 for the same period in 2016. The increase in expense is attributable to the Company’s better performance in comparison to its targets. There was approximately $188,000 included within other liabilities at March 31, 2017 related to the STIP.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2017	75,468	$32.31	11,161	$32.30
Granted	23,384	50.56	19,416	26.02
Vested	(19,219)	25.77	(24,986)	25.82
Forfeited	(6,973)	25.77	(1,022)	37.02
Unvested at March 31, 2017	72,660	$40.54	4,569	$40.01

The maximum amount of compensation expense that may be recorded for the 2017 STIP and the 2015, 2016 and 2017 LTIPs at March 31, 2017 is approximately $3.8 million. However, the estimated expense expected to be recorded as of March 31, 2017 based on the performance measures in the plans, is $3.5 million of which $2.2 million is unrecognized at March 31, 2017 and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.25 per common stock dividend in the first quarter of 2017 and declared and paid a $0.22 per common stock dividend in the first quarter of 2016.

6.	Earnings Per Common Share

Basic earnings per share are calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2017	2016
	(In Thousands, except per share data)

Basic Earnings Per Share:
Net income available to common shareholders	$5,140	$7,169
Less: Income allocated to participating securities	1	3
Net income allocated to common shareholders	5,139	7,166

Weighted average common shares outstanding Including participating securities	9,446	9,006
Less: Participating securities	5	12
Average common shares	9,441	8,994

Basic earnings per common share	$0.54	$0.80

Diluted Earnings Per Share:
Net income allocated to common shareholders	$5,139	$7,166
Weighted average common shares outstanding for basic earnings per common share	9,441	8,994
Add: Dilutive effects of stock options	56	70
Average shares and dilutive potential common shares	9,497	9,064

Diluted earnings per common share	$0.54	$0.79

Shares subject to issue upon exercise of options of 4,569 in 2017 and 12,550 in 2016 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At March 31, 2017
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$4,000	$-	$(46)	$3,954
Mortgage-backed securities – residential	81,016	587	(731)	80,872
REMICs	1,258	2	-	1,260
Collateralized mortgage obligations	66,263	497	(469)	66,291
Trust preferred securities and preferred stock	-	1	-	1
Corporate bonds	12,917	171	(5)	13,083
Obligations of state and political subdivisions	92,791	2,800	(451)	95,140
Totals	$258,245	$4,058	$(1,702)	$260,601

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$11	$-	$-	$11
FNMA certificates	54	1	-	55
GNMA certificates	21	1	-	22
Obligations of state and political subdivisions	685	-	-	685
Totals	$771	$2	$-	$773

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2016
Available-for-sale
Obligations of U.S. government corporations and agencies	$4,000	$-	$(85)	$3,915
Mortgage-backed securities - residential	82,619	390	(1,302)	81,707
REMICs	1,309	-	(2)	1,307
Collateralized mortgage obligations	63,204	422	(621)	63,005
Preferred stock	-	2	-	2
Corporate bonds	12,919	97	(3)	13,013
Obligations of state and political subdivisions	86,165	2,491	(613)	88,043
Total Available-for-Sale	$250,216	$3,402	$(2,626)	$250,992

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$12	$-	$-	$12
FNMA certificates	56	2	-	58
GNMA certificates	23	1	-	24
Obligations of states and political subdivisions	93	-	-	93
Total Held-to-Maturity	$184	$3	$-	$187

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at March 31, 2017 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,457	$1,463	$-	$-
Due after one year through five years	22,620	22,993	93	93
Due after five years through ten years	43,015	44,719	592	592
Due after ten years	42,616	43,003	-	-
MBS/CMO/REMIC	148,537	148,423	86	88
	$258,245	$260,601	$771	$773

Investment securities with a carrying amount of $160.6 million at March 31, 2017 were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

As of March 31, 2017, the Company’s investment portfolio consisted of 445 securities, 101 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at March 31, 2017 and December 31, 2016:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At March 31, 2017
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,954	$(46)	$-	$-	$3,954	$(46)
Mortgage-backed securities-residential	38,918	(731)	-	-	38,918	(731)
Collateralized mortgage obligations	26,997	(422)	$1,187	$(47)	28,184	(469)
Obligations of state and political subdivisions	13,501	(451)	-	-	13,501	(451)
Corporate bonds	-	-	995	(5)	995	(5)
Total temporarily impaired securities	$83,370	$(1,650)	$2,182	$(52)	$85,552	$(1,702)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2016
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,915	$(85)	$-	$-	$3,915	$(85)
Mortgage-backed securities-residential	63,736	(1,302)	-	-	63,736	(1,302)
REMICs	1,308	(2)	-	-	1,308	(2)
Collateralized mortgage obligations	28,882	(566)	1,227	(55)	30,110	(621)
Corporate bonds	-	-	997	(3)	997	(3)
Obligations of state and political subdivisions	19,172	(613)	-	-	19,172	(613)
Total temporarily impaired securities	$117,013	$(2,568)	$2,224	$(58)	$119,238	$(2,626)

There were no realized gains from the sales and calls of investment securities in the first quarter of 2017, while there were realized gains of $131,000 ($92,000 after tax) in the first quarter of 2016.

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

In the first quarter of 2017 and 2016, management determined there was no OTTI.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Proceeds	$-	$5,360
Gross realized gains	-	131
Gross realized losses	-	-

8.	Loans

Loans receivable consist of the following:

	March 31, 2017	December 31, 2016
	(In Thousands)
Real Estate:

Secured by 1-4 family residential	$276,761	$207,550
Secured by multi-family residential	211,546	196,983
Secured by commercial real estate	981,698	843,579
Construction	199,724	182,886
	1,669,729	1,430,998
Other Loans:
Commercial	504,340	469,055
Home equity and improvement	132,965	118,429
Consumer finance	27,696	16,680
	665,001	604,164
Total loans	2,334,730	2,035,162
Deduct:
Undisbursed loan funds	(95,460)	(93,355)
Net deferred loan origination fees and costs	(1,264)	(1,320)
Allowance for loan loss	(25,749)	(25,884)
Totals	$2,212,257	$1,914,603

The table above includes loans acquired during 2017 totaling $284.9 million as of February 24, 2017, which is net of purchase discount on the acquired loans of $6.0 million. The recorded investment of these loans as of March 31, 2107 was $281.8 million, net of the purchase discount of $5.9 million.

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarters ended March 31, 2017 and 2016 by portfolio segment (In Thousands):

Quarter Ended March 31, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884
Charge-Offs	(49)	0	(290)	0	0	(54)	(71)	(464)
Recoveries	56	32	34	0	115	33	4	274
Provisions	(13)	(138)	(159)	8	333	(65)	89	55
Ending Allowance	$2,621	$2,122	$10,210	$458	$7,809	$2,300	$229	$25,749

Quarter Ended March 31, 2016	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382
Charge-Offs	(55)	0	(13)	0	(336)	(30)	0	(434)
Recoveries	86	0	177	0	19	39	35	356
Provisions	(134)	99	(292)	(28)	882	(81)	(82)	364
Ending Allowance	$3,109	$2,250	$11,644	$489	$5,820	$2,232	$124	$25,668

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$196	$4	$170	$-	$101	$300	$1	$772

Collectively evaluated for impairment	2,425	2,118	10,040	458	7,708	2,000	228	24,977

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,621	$2,122	$10,210	$458	$7,809	$2,300	$229	$25,749

Loans:

Loans individually evaluated for impairment	$6,725	$3,340	$13,162	$-	$4,111	$1,202	$70	$28,610

Loans collectively evaluated for impairment	269,194	208,437	969,583	104,036	501,349	132,404	27,662	2,212,665

Loans acquired with deteriorated credit quality	1,247	-	2,253	-	632	-	-	4,132

Total ending loans balance	$277,166	$211,777	$984,998	$104,036	$506,092	$133,606	$27,732	$2,245,407

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 (In Thousands):

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2017
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,820	$28	$28
Residential Non Owner Occupied	3,891	36	36
Total Residential Real Estate	6,711	64	64
Multi-Family	3,374	10	10
CRE Owner Occupied	4,614	22	22
CRE Non Owner Occupied	4,499	42	39
Agriculture Land	2,707	47	19
Other CRE	1,668	13	12
Total Commercial Real Estate	13,488	124	92
Construction	-	-	-
Commercial Working Capital	2,372	19	19
Commercial Other	1,722	21	16
Total Commercial	4,094	40	35
Home Equity and Home Improvement	1,254	10	10
Consumer Finance	74	1	1
Total Impaired Loans	$28,995	$249	$212

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2016
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,025	$39	$39
Residential Non Owner Occupied	3,557	35	34
Total Residential Real Estate	7,582	74	73
Multi-Family	4,593	30	30
CRE Owner Occupied	9,090	62	48
CRE Non Owner Occupied	4,418	53	49
Agriculture Land	3,593	35	12
Other CRE	1,422	4	4
Total Commercial Real Estate	18,523	154	113
Construction	-	-	-
Commercial Working Capital	1,513	15	15
Commercial Other	4,245	19	18
Total Commercial	5,758	34	33
Home Equity and Home Improvement	1,749	15	15
Consumer Finance	73	1	1
Total Impaired Loans	$38,278	$308	$265

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,906	$1,760	$-	$1,912	$1,765	$-
Residential Non Owner Occupied	1,769	1,762	-	1,691	1,683	-
Total 1-4 Family Residential Real Estate	3,675	3,522	-	3,603	3,448	-
Multi-Family Residential Real Estate	3,288	3,288	-	3,578	3,430	-
CRE Owner Occupied	3,048	2,611	-	2,652	2,353	-
CRE Non Owner Occupied	4,114	3,896	-	4,372	4,240	-
Agriculture Land	2,617	2,649	-	1,695	1,722	-
Other CRE	1,020	950	-	1,225	1,115	-
Total Commercial Real Estate	10,799	10,106	-	9,944	9,430	-
Construction	-	-	-	-	-	-
Commercial Working Capital	2,228	2,183	-	838	786	-
Commercial Other	1,782	1,620	-	1,179	967	-
Total Commercial	4,010	3,803	-	2,017	1,753	-
						-
Home Equity and Home Improvement	621	575	-	631	585	-
Consumer Finance	53	53	-	55	55	$-

Total loans with no allowance recorded	$22,446	$21,347	$-	$19,828	$8,701

With an allowance recorded:
Residential Owner Occupied	$2,159	$2,132	$157	$2,348	$2,319	$157
Residential Non Owner Occupied	1,078	1,071	39	1,137	1,131	45
Total 1-4 Family Residential Real Estate	3,237	3,203	196	3,485	3,450	202
Multi-Family Residential Real Estate	51	52	4	53	53	4
CRE Owner Occupied	2,291	1,831	96	2,362	1,894	102
CRE Non Owner Occupied	414	417	25	1,618	1,479	108
Agriculture Land	109	110	5	45	45	3
Other CRE	1,116	698	44	1,144	722	42
Total Commercial Real Estate	3,930	3,056	170	5,169	4,140	255
Construction	-	-	-	-	-	-
Commercial Working Capital	180	181	94	230	231	24
Commercial Other	124	127	7	167	170	11
Total Commercial	304	308	101	397	401	35
Home Equity and Home Improvement	631	627	300	688	684	313
Consumer Finance	18	17	1	4	4	-
Total loans with an allowance recorded	$8,171	$7,263	$772	$9,796	$8,732	$809

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2017	December 31, 2016
	(In Thousands)
Non-accrual loans	$15,057	$14,348
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	15,057	14,348
Real estate and other assets held for sale	705	455
Total non-performing assets	$15,762	$14,803
Troubled debt restructuring, still accruing	$9,771	$10,544

The following table presents the aging of the recorded investment in past due and non- accrual loans as of March 31, 2017 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non- Accrual
Residential Owner Occupied	$175,631	$95	$866	$333	$1,294	$1,579
Residential Non Owner Occupied	99,595	50	284	312	646	1,175

Total 1-4 Family Residential Real Estate	275,226	145	1,150	645	1,940	2,754

Multi-Family Residential Real Estate	211,777	-	-	-	-	2,576

CRE Owner Occupied	384,192	710	45	1,337	2,092	3,172
CRE Non Owner Occupied	395,410	328	-	442	770	1,626
Agriculture Land	135,544	210	-	855	1,065	1,582
Other Commercial Real Estate	65,925	-	-	-	-	866

Total Commercial Real Estate	981,071	1,248	45	2,634	3,927	7,246

Construction	104,036	-	-	-	-	-

Commercial Working Capital	225,276	55	49	-	104	1,005
Commercial Other	278,789	1,455	142	326	1,923	497

Total Commercial	504,065	1,510	191	326	2,027	1,502

Home Equity/Home Improvement	132,993	173	42	398	613	875
Consumer Finance	27,417	108	130	77	315	101

Total Loans	$2,236,585	$3,184	$1,558	$4,080	$8,822	$15,054
Loans acquired with deteriorated credit quality (included in the totals above)	$3,830	$110	$45	$147	$302	$472
Loans acquired in current year (included in totals above)	$279,502	$820	$341	$1,130	$2,291	$1,476

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2016 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non- Accrual
Residential Owner Occupied	$139,015	$56	$842	$544	$1,442	$1,931
Residential Non Owner Occupied	66,811	166	308	63	537	992

Total 1-4 Family Residential Real Estate	205,826	222	1,150	607	1,979	2,923

Multi-Family Residential Real Estate	197,197	-	-	-	-	2,637

CRE Owner Occupied	340,233	79	-	1,396	1,475	3,098
CRE Non Owner Occupied	338,724	81	16	426	523	1,808
Agriculture Land	102,397	-	-	-	-	755
Other Commercial Real Estate	62,415	-	-	249	249	1,292

Total Commercial Real Estate	843,769	160	16	2,071	2,247	6,953

Construction	89,244	-	-	-	-	-

Commercial Working Capital	202,786	-	10	38	48	435
Commercial Other	267,189	23	-	365	388	577

Total Commercial	469,975	23	10	403	436	1,012

Home Equity and Home Improvement	117,458	1,125	176	254	1,555	730
Consumer Finance	16,452	85	69	78	232	91

Total Loans	$1,939,921	$1,615	$1,421	$3,413	$6,449	$14,346

Troubled Debt Restructurings

As of March 31, 2017 and December 31, 2016, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $15.5 million and $16.8 million, respectively. The Company allocated $688,000 and $809,000 of specific reserves to those loans at March 31, 2017 and December 31, 2016, and has committed to lend additional amounts totaling up to $19,000 and $20,000 at March 31, 2017 and December 31, 2016, respectively.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month periods ending March 31, 2017 and March 31, 2016:

	Loans Modified as a TDR for the Three Months Ended March 31, 2017 ($ in thousands)		Loans Modified as a TDR for the Three Months Ended March 31, 2016 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	4	$100	1	$9
1-4 Family Non Owner Occupied	2	84	2	127
CRE Owner Occupied	1	119	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	0	-	0	-
Commercial Other	1	46	0	-
Home Equity and Improvement	1	25	5	297
Consumer Finance	2	15	2	5
Total	11	$389	10	$438

The loans described above decreased the ALLL by $19,000 in the three month period ending March 31, 2017 and increased the ALLL by $15,000 in the three month period ending March 31, 2016.

Of the 2017 modifications, 4 were made TDRs due to the fact that the borrower is in bankruptcy, 4 were made TDR due to terming out lines of credit, 2 were made TDR due to advancing money to a watch list credit, and 1 was made a TDR because the current debt was refinanced for payment relief.

There were no loans modified as TDRs for which there was a payment default within twelve months following the modification during the quarters ending March 31, 2017 and March 31, 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
1-4 Family Owner Occupied	$7,502	$483	$1,943	$-	$166,998	$176,926
1-4 Family Non Owner Occupied	89,432	2,287	3,575	-	4,946	100,240

Total 1-4 Family Real Estate	96,934	2,770	5,518	-	171,944	277,166

Multi-Family Residential Real Estate	207,071	837	3,756	-	113	211,777

CRE Owner Occupied	360,693	20,388	4,890	-	314	386,285
CRE Non Owner Occupied	386,323	3,390	6,467	-	-	396,180
Agriculture Land	128,428	2,731	5,450	-	-	136,609
Other CRE	62,997	59	2,063	-	805	65,924

Total Commercial Real Estate	938,441	26,568	18,870	-	1,119	984,998

Construction	82,950	1,198	-	-	19,888	104,036

Commercial Working Capital	215,129	7,139	3,112	-	-	225,380
Commercial Other	269,535	8,458	2,719	-	-	280,712

Total Commercial	484,664	15,597	5,831	-	-	506,092

Home Equity and Home Improvement	-	-	852	-	132,754	133,606
Consumer Finance	-	-	177	-	27,555	27,732

Total Loans	$1,810,060	$46,970	$35,004	$-	$353,373	$2,245,407

Loans acquired with deteriorated credit quality (included in the totals above)	$9	$1,173	$2,946	-	$4	$4,132

Loans acquired in current year (included in totals above)	$223,594	$1,711	$5,393	-	$51,095	$281,793

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$5,980	$402	$1,824	$-	$132,250	$140,456
Residential Non Owner Occupied	58,041	1,394	3,480	-	4,434	67,349

Total 1-4 Family Real Estate	64,021	1,796	5,304	-	136,684	207,805

Multi-Family Residential Real Estate	192,369	862	3,852	-	114	197,197

CRE Owner Occupied	316,335	20,559	4,430	-	384	341,708
CRE Non Owner Occupied	332,196	1,617	5,435	-	-	339,248
Agriculture Land	98,039	2,355	2,002	-	-	102,396
Other CRE	59,561	60	2,297	-	746	62,664

Total Commercial Real Estate	806,131	24,591	14,164	-	1,130	846,016

Construction	67,751	706	-	-	20,787	89,244

Commercial Working Capital	193,043	8,301	1,490	-	-	202,834
Commercial Other	262,076	3,749	1,752	-	-	267,577

Total Commercial	455,119	12,050	3,242	-	-	470,411

Home Equity and Home Improvement	-	-	696	-	118,317	119,013
Consumer Finance	-	-	90	-	16,594	16,684

Total Loans	$1,585,391	$40,005	$27,348	$-	$293,626	$1,946,370

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance of those loans is as follows (In Thousands):

March 31, 2017
1-4 Family Residential Real Estate	$1,541
Commercial Real Estate Loans	3,837
Commercial	742
Consumer	3
Total Outstanding Balance	$6,123
Recorded Investment, net of allowance of $0	$4,132

Accretable yield, or income expected to be collected, is as follows

2017
Balance at January 1	$-
New Loans Purchased	1,034
Accretion of Income	-
Reclassifications from Non-accretable Difference Charge-off of Accretable Yield	-
Balance at March 31	$1,034

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended March 31, 2017. No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the period ended March 31, 2017 are included in the table below. There were no such loans purchased during the year ended December 31, 2016. (In Thousands)

1-4 Family Residential Real Estate	$1,720
Commercial Real Estate	3,781
Commercial	785
Consumer	4
Total	$6,290

Cash Flows Expected to be Collected at Acquisition	$5,157
Fair Value of Acquired Loans at Acquisition	$4,123

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $226,000 as of March 31, 2017.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Gain from sale of mortgage loans	$1,083	$994
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	934	877
Amortization of mortgage servicing rights	(312)	(311)
Mortgage servicing rights valuation adjustments	33	(21)
	655	545

Net revenue from sale and servicing of mortgage loans	$1,738	$1,539

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.38 billion at March 31, 2017 and $1.37 billion at December 31, 2016.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,117	$9,893
Loans sold, servicing retained	356	297
Amortization	(312)	(311)
Carrying value before valuation allowance at end of period	10,161	9,879

Valuation allowance:
Balance at beginning of period	(522)	(645)
Impairment (expense) recovery	33	(21)
Balance at end of period	(489)	(666)
Net carrying value of MSRs at end of period	$9,672	$9,213
Fair value of MSRs at end of period	$10,013	$9,463

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company established an accrual for secondary market buy-back activity, a liability of $51,000 and $79,000 was accrued at March 31, 2017 and December 31, 2016, respectively. Expense (credit) recognized related to the accrual was ($28,000) and ($59,000) in the first quarter of 2017 and 2016, respectively. The reversals are mainly due to no actual losses being recorded in the first quarter of 2017 and 2016, respectively.

10.	Deposits

A summary of deposit balances is as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)
Non-interest-bearing checking accounts	$579,943	$487,663
Interest-bearing checking and money market accounts	973,459	816,665
Savings deposits	288,498	243,369
Retail certificates of deposit less than $250,000	490,953	400,080
Retail certificates of deposit greater than $250,000	40,936	33,851
	$2,373,789	$1,981,628
11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2017	December 31, 2016
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$92,000	$92,000
Putable advances	5,000	5,000
Amortizable mortgage advances	8,104	6,943
Total	$105,104	$103,943

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advance can be put back to the Company at the option of the FHLB on a quarterly basis. A $5.0 million putable advance with a weighted average rate of 2.35% was not yet callable by the FHLB at March 31, 2017. The call date for this advance is June 12, 2017 and the maturity date is March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.65% as of March 31, 2017 and 2.46% as of December 31, 2016.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.53% and 2.34% on March 31, 2017 and December 31, 2016 respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At March 31, 2017
Repurchase agreements:
Mortgage-backed securities – residential	$16,624	$-	$-	$-	$16,624
Collateralized mortgage obligations	8,267	-	-	-	8,267
Total borrowings	$24,891	$-	$-	$-	$24,891
Gross amount of recognized liabilities for repurchase agreements					$24,891

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2016
Repurchase agreements:
Mortgage-backed securities – residential	$21,222	$-	$-	$-	$21,222
Collateralized mortgage obligations	10,594	-	-	-	10,594
Total borrowings	$31,816	$-	$-	$-	$31,816
Gross amount of recognized liabilities for repurchase agreements					$31,816

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	March 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$49,810	$125,148	$34,432	$106,356
Unused lines of credit	25,487	420,597	14,384	400,542
Standby letters of credit	-	6,719	-	9,668
Total	$75,297	$552,464	$48,816	$516,566

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $24.0 million and $22.5 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2017 and December 31, 2016, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $18.9 million and $14.1 million of interest rate lock commitments at March 31, 2017 and December 31, 2016, respectively. There were $24.0 million and $22.5 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2017 and December 31, 2016, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Condition. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2017			December 31, 2016
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$598	$(42)	$556	$491	$-	$491

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$65	$438

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

15.	Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2017:
Securities available for sale:
Change in net unrealized gain/loss during the period	$1,580	$(553)	$1,027
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$1,580	$(553)	$1,027

Three months ended March 31, 2016:
Securities available for sale:
Change in net unrealized gain/loss during the period	$1,450	$(508)	$942
Reclassification adjustment for net gains included in net income	(131)	46	(85)
Total other comprehensive loss	$1,319	$(462)	$857

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2017	$504	$(289)	$215
Other comprehensive income before reclassifications	1,027	-	1,027
Amounts reclassified from accumulated other comprehensive income	-	-	-

Net other comprehensive income during period	1,027	-	1,027

Balance March 31, 2017	$1,531	$(289)	$1,242

Balance January 1, 2016	$4,042	$(420)	$3,622
Other comprehensive income before reclassifications	942	-	942
Amounts reclassified from accumulated other comprehensive income	(85)	-	(85)

Net other comprehensive income during period	857	-	857

Balance March 31, 2016	$4,899	$(420)	$4,479

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the income statement as a component of income tax expense (benefit). The Company utilized the proportional amortization method for all of its instruments. As of March 31, 2017 and December 31, 2016 the Company had $6.6 million and $6.8 million in qualified investments recorded in other assets and $4.3 million and $4.3 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of March 31, 2017, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2017	$1,897
2018	1,137
2019	307
2020	179
2021	160
Thereafter	615
Total Unfunded Commitments	$4,295

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Proportional Amortization Method
Tax credits and other tax benefits recognized	$211	$157
Amortization expense in federal income taxes	165	119

There were no impairment losses of LIHTC investments for the three months ended March 31, 2017 and 2016.

17.	Business Combinations

Effective February 24, 2017, the Company acquired Commercial Bancshares, Inc. (“Commercial Bancshares”) and its subsidiary, The Commercial Savings Bank (“CSB”), pursuant to an Agreement and Plan of Merger (“merger agreement”), dated August 23, 2016. The acquisition was accomplished by the merger of Commercial Bancshares into First Defiance, immediately followed by the merger of CSB into First Defiance’s banking subsidiary, First Federal. CSB operated 7 full-service banking offices in northwest and north central, Ohio and 1 commercial loan production office in central Ohio. Commercial Bancshares’ consolidated assets and equity (unaudited) as of February 24, 2017 totaled $348.4 million and $37.5 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value estimates included in these financial statements are based on preliminary valuations. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed during the year ending December 31, 2017.

In accordance with ASC 805, the Company expensed approximately $3.6 million of direct acquisition costs, of which $2.8 million was to settle employment and benefit agreements and for personnel expenses related to operating the new Commercial Bancshare locations. The Company recorded $29.0 million of goodwill and $4.9 million of intangible assets in the first quarter of 2017. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. The acquisition was consistent with the Company’s strategy to enhance and expand its presence in northwestern and north central Ohio. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits and are being amortized over 10 years on an accelerated basis. For tax purposes, goodwill totaling $29.0 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as part of the Commercial Bancshares acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

February 24, 2017
(In Thousands)

Cash Consideration	$12,340
Equity – Dollar Value of Issued Shares	56,532
Fair Value of Total Consideration Transferred	68,872

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	35,411
Federal Funds Sold	2,769
Securities	4,338
Loans	284,867
FHLB Stock of Cincinnati and Other Stock	2,194
Office Properties and Equipment	5,455
Intangible Assets	4,900
Bank-Owned Life Insurance	8,168
Accrued Interest Receivable and Other Assets	(3,606)
Deposits – Non-Interest Bearing	(56,061)
Deposits – Interest Bearing	(251,931)
Advances from FHLB	(1,403)
Accrued Interest Payable and Other Liabilities	(2,411)
Total Identifiable Net Assets	39,902

Goodwill	$28,970

Under the terms of the merger agreement, Commercial Bancshares common shareholders had the opportunity to elect to receive 1.1808 shares of common stock of the Company or cash in the amount of $51.00 for each share of Commercial Bancshares common stock, subject to adjustment as provided for in the merger agreement. Total consideration for Commercial Bancshares common shares outstanding was paid 80% in Company stock and 20% in cash. The Company issued 1,139,502 shares of its common stock and paid $12.3 million in cash to the former shareholders of Commercial Bancshares.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2016 after giving effect to certain adjustments. The unaudited pro forma information for the three months ended March 31, 2017 and March 31, 2016 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Three	Pro Forma Three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016
	(In Thousands)

Net Interest Income	$23,837	$22,798
Provision for Loan Losses	55	386
Non-Interest Income	10,828	9,121
Non-Interest Expense	21,234	20,103
Income Before Income Taxes	13,376	11,430
Income Tax Expense	5,141	3,413
Net Income	$8,235	$8,017
Diluted Earnings Per Share	$0.81	$0.79

The above pro forma financial information includes approximately $123,000 of net income related to the operations of Commercial Bancshares during the first quarter of 2017. The above pro forma financial information related to 2017 excludes non-recurring merger costs that totaled $3.6 million on a pre-tax basis. Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the provision for loan losses recognized during the first quarter of 2016 was presumed to not be necessary.

Subsequent Event

On April 13, 2017, First Defiance and Corporate One Benefits Agency, Inc. (“Corporate One”) jointly announced the acquisition of Corporate One’s business by First Defiance. The total purchase price paid in cash is made up of the following: $6.5 million was paid at closing, $500,000 is due in July 2018, and $2.3 million at the end of a three-year earn-out based on performance of the operations of Corporate One, for a total estimated purchase price of $9.3 million. The fair value estimates are currently being evaluated and will be completed during the second quarter of 2017. Corporate One will be part of First Insurance. Corporate One is a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One consults employers to better manage their employee benefit programs to effectively lead them into the future. It is anticipated that the transaction will enhance employee benefit offerings and expand First Insurance’s presence into adjacent markets in northwest Ohio.

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

Non-GAAP Financial Measures

This document contains GAAP financial measures and certain non-GAAP financial measures which are presented as management believes they are helpful in understanding the Company’s results of operations or financial position. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures at March 31, 2017 and 2016.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio
($ in Thousands)	March 31, 2017	March 31, 2016
Net interest income (GAAP)	$21,645	$19,188
Add: FTE adjustment	469	475
Net interest income on a FTE basis (1)	$22,114	$19,663
Noninterest income – less securities gains/losses (2)	$10,549	$8,505
Noninterest expense (3)	23,142	17,274
Average interest-earning assets net of average unrealized gains/losses on securities(4)	2,353,930	2,080,914
Average interest-earning assets	2,355,544	2,088,582
Average unrealized gains/losses on securities	1,614	7,668

Ratios:
Net interest margin (1) / (4)	3.81%	3.80%
Efficiency ratio (3) / (1) + (2)	70.85%	61.32%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2017.

General

First Defiance is a unitary thrift holding company that conducts business through its wholly owned subsidiaries, First Federal, First Insurance and First Defiance Risk Management.

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest and central Ohio, northeast Indiana, and southeastern Michigan where it operates 43 full service banking centers. First Federal operates one loan production office in central Ohio.

First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Lima, Maumee and Oregon, Ohio areas. On April 13, 2017, First Defiance acquired the business of Corporate One. Corporate One will be part of First Insurance. Corporate One is a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One consults employers to better manage their employee benefit programs to effectively lead them into the future. The transaction is expected to enhance employee benefit offerings and expand First Insurance’s presence into adjacent markets in northwest Ohio.

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

Regulation - First Defiance and First Federal are subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“Federal Reserve”). Because the FDIC insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. In addition, First Federal is subject to regulation and examination by the Consumer Financial Protection Bureau (the “CFPB”) established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). First Defiance and First Federal must file periodic reports with the Federal Reserve and the OCC and examinations are conducted periodically by the Federal Reserve, OCC and the FDIC to determine whether First Defiance and First Federal are in compliance with various regulatory requirements and are operating in a safe and sound manner. First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

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

In July 2013, the United States banking regulators issued final new capital rules applicable to smaller banking organizations which also implement certain provisions of the Dodd-Frank Act. The new minimum capital requirements became effective on January 1, 2015, and include a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019.

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

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). .

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phases in from January 1, 2016 until January 1, 2019. It was 1.25% at January 1, 2017.

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

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner- occupied commercial real estate and commercial business lending, including a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral where possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s “Customer First” philosophy and culture complements this need of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs and implemented a program targeting the small business customer. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $771,000 at March 31, 2017. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $260.6 million at March 31, 2017. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($4.0 million), certain municipal obligations ($95.1 million), CMOs/REMICs ($67.5 million), corporate bonds ($13.1 million), and mortgage backed securities ($80.9 million).

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

Changes in Financial Condition

At March 31, 2017, First Defiance's total assets, deposits and stockholders' equity amounted to $2.93 billion, $2.37 billion and $354.2 million, respectively, compared to $2.48 billion, $1.98 billion and $293.0 million, respectively, at December 31, 2016. Total assets increased $368.3 million, deposits increased $307.9 million and stockholders equity increased $56.5 million due to the acquisition of Commercial Bancshares. See Note 17 – Business Combinations for further details regarding the Commercial Bancshares acquisition and the impact to the individual categories.

Net loans receivable (excluding loans held for sale) increased $298.5 million to $2.21 billion. The variance in loans receivable between March 31, 2017 and December 31, 2016 includes an increase of $153.3 million in commercial real estate loans , a $69.4 million increase in residential real estate loans ,a $35.3 million increase in commercials loans, a $14.5 million increase in home equity loans , a $14.3 million increase in construction loans and a $11.0 million increase in consumer loans. The net loan amounts acquired from Commercial Bancshares at the acquisition date of February 24, 2017 resulted in a $159.2 million increase in commercial real estate loans a $58.4 million increase in residential real estate loans, a $35.1 million increase in commercial loans, a $15.7 million increase in home equity loans, a $5.6 million increase in construction loans and a $10.9 million increase in consumer loans.,

The investment securities portfolio increased $10.2 million to $261.3 million at March 31, 2017 from $251.2 million at December 31, 2016. There was an unrealized gain in the investment portfolio of $4.1 million at March 31, 2017 compared to an unrealized gain of $3.4 million at December 31, 2016.

Goodwill and core deposit and other intangibles increased $29.0 million and $4.7 million, respectively to $90.8 million and $6.0 million, respectively due to the acquisition of Commercial Bancshares.

Deposits increased from $1.98 billion at December 31, 2016 to $2.37 billion as of March 31, 2017. Non-interest bearing demand deposits increased $92.3 million to $579.9 million, interest bearing demand and money market deposits increased $156.8 million to $973.5 billion, and savings deposits increased $45.1 million to $288.5 million. Retail time deposits increased $98.0 million to $531.9 million. The net deposit amounts acquired from Commercial Bancshares at the acquisition date of February 24, 2107 resulted in a $56.1 million increase in Non-interest bearing demand deposits, a $122.0 million increase in interest bearing demand and money market deposits, a $31.6 million increase in savings deposits and a $98.2 million increase in retail time deposits.

Stockholders’ equity increased from $293.0 million at December 31, 2016 to $354.2 million at March 31, 2017. The increase in stockholders’ equity was the result of recording net income of $5.1 million, an increase in other comprehensive income of $1.0 million and an increase due to the acquisition of Commercial Bancshares of $56.5 million as a result of issuing 1.1 million shares of common stock. This was offset by $2.2 million of common stock dividends being paid in the first quarter of 2017.

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

	Three Months Ended March 31,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$2,026,067	$22,020	4.41%	$1,796,200	$19,363	4.34%
Securities	254,842	2,174	3.48 (3)	233,815	2,054	3.65 (3)
Interest bearing deposits	60,083	145	0.98	44,766	49	0.44
FHLB stock	14,552	166	4.63	13,801	139	4.05
Total interest-earning assets	2,355,544	24,505	4.22	2,088,582	21,605	4.18
Non-interest-earning assets	266,858			225,621
Total assets	$2,622,402			$2,314,203

Interest-bearing liabilities:
Deposits	$1,626,742	$1,796	0.45%	$1,420,479	$1,433	0.41%
FHLB advances and other	104,277	366	1.42	78,670	297	1.52
Subordinated debentures	36,150	215	2.41	36,137	175	1.95
Securities sold under repurchase agreements	25,660	14	0.22	55,243	37	0.27
Total interest-bearing liabilities	1,792,829	2,391	0.54	1,590,529	1,942	0.49
Non-interest bearing deposits	482,895	-		414,866	-
Total including non-interest bearing demand deposits	2,275,724	2,391	0.43	2,005,395	1,942	0.39
Other non-interest-bearing liabilities	32,236			29,757
Total liabilities	2,307,960			2,035,152
Stockholders' equity	314,442			279,051
Total liabilities and stock- holders' equity	$2,622,402			$2,314,203
Net interest income; interest rate spread		$22,114	3.68%		$19,663	3.69%
Net interest margin (4)			3.81%			3.80%
Average interest-earning assets to average interest-bearing liabilities			131%			131%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Securities yield=annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended March 31, 2017 and 2016

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2017 was $5.1 million compared to net income of $7.2 million for the comparable period in 2016. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2017 were $0.54 and $0.54, respectively, compared to basic and diluted earnings per common share of $0.80 and $0.79, respectively, for the quarter ended March 31, 2016.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $21.6 million for the quarter ended March 31, 2017, up from $19.2 million for the same period in 2016. The tax-equivalent net interest margin was 3.81% for the quarter ended March 31, 2017, a slight increase from 3.80% for the same period in 2016. The increase in margin between the 2017 and 2016 first quarters was due to a slight increase in interest-earning asset yields, which increased to 4.22% for the quarter ended March 31, 2017, up 4 basis points from 4.18% for the same period in 2016. The cost of interest-bearing liabilities between the two periods increased 5 basis points to 0.54% in the first quarter of 2017 from 0.49% in the same period in 2016. The acquisition of CSB’s earning asset mix and low cost deposits along with the rise in interest rates contributed to the increase in net interest income.

Total interest income increased $2.9 million to $24.0 million for the quarter ended March 31, 2017 from $21.1 million for the quarter ended March 31, 2016. This is due to continued loan growth and a more profitable earning asset mix. Income from loans increased to $22.0 million for the quarter ended March 31, 2017 compared to $19.3 million for the same period in 2016 due to average loan growth of $140.4 million due to the acquisition. The increase in the loan portfolio yield to 4.41% at March 31, 2017 was due to increasing interest rates and the acquisition of CSB as the weighted average yield at the acquisition date was 4.59%. The investment interest income increased $126,000 in the first quarter of 2017 to $1.8 million; however, the yield dropped 17 basis points to 3.48% at March 31, 2017 compared to 3.65% at March 31, 2016. The decline in investment yield is primarily attributable to the reinvestment of matured securities at lower yields. Income from interest bearing deposits and FHLB stock were $145,000 and $165,000 respectively in the first quarter of 2017 compared to $49,000 and $139,000 for the same period in 2016 due to increased interest rates.

Interest expense increased by $449,000 in the first quarter of 2017 compared to the same period in 2016, to $2.4 million from $1.9 million. The cost of interest bearing liabilities increased 5 basis points from 0.49% at March 31, 2016 to 0.54% at March 31, 2017. Interest expense related to interest-bearing deposits was $1.8 million in the first quarter of 2017 compared to $1.4 million for the same period in 2016. Interest expense recognized by the Company related to FHLB advances was $366,000 in the first quarter of 2017 compared to $297,000 for the same period in 2016 due to increased volumes in lower cost advances. Expenses on subordinated debentures and securities sold under repurchase agreements were $215,000 and $14,000 respectively in the first quarter of 2017 compared to $175,000 and $37,000 respectively for the same period in 2016.

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

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserve portion of the allowance for loan losses was $772,000 at March 31, 2017 and $809,000 at December 31, 2016.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors. For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type to allocate historic loss experience. The loss experience factor is then applied to the non-impaired loan portfolio. The Company has refined the methodology to its allowance for loan loss calculation pertaining to the general reserve component for non-impaired loans. There was no change to the calculation of the component for reserves on impaired loans. Within the general reserve, the determination of the historical loss component was modified from using a three-year average annual loss rate to a loss migration measurement. The loss migration measurement implemented June 30, 2015, utilized an average of four (4) four-year loss migration periods for each loan portfolio segment with differentiation between loan risk grades. Prior to June 30, 2015, the approach to this component quantified the historical loss by calculating a rolling twelve quarter average annual loss rate for each portfolio segment, without differentiation between loan risk grades. Beginning December 31, 2016 the historical loss calculation was changed from using a an average of four (4) four-year loss migration periods to using an average of all four-year loss migration periods to the present beginning with data from the second quarter 2011. Management believes this enhancement is consistent with the rationale of the previous measurement but provides a more precise calculation of historical losses by incorporating more data points for the average loss ratio and including periods that provide a more complete coverage of the full business cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio. These modifications resulted in a change in the general reserves between the loan portfolio segments but did not have a material impact on the overall allowance for loan losses.

The quantitative general allowance increased $300,000 to $9.0 million at March 31, 2017 from $8.7 million at December 31, 2016 primarily due to an increase in the balance of criticized loans.

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

The qualitative analysis at March 31, 2017 indicated a general reserve of $15.9 million compared with $16.4 million at December 31, 2016. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all commercial and commercial loan segments were reduced in the first quarter of 2017 due to stability in the U.S. economy and forecasts for continued strengthening of the labor market.

The environmental factors were decreased slightly in the first quarter of 2017 in all loan segments due to newer loan volume having a stricter adherence to loan policy, stability in the lending staff and the maturation of the process of centralized problem loan workout.

The risk factors for commercial, construction, home equity and residential loans were decreased in the first quarter of 2017 while the risk factors for commercial real estate and commercial loans were increased due to trends in the levels of non-performing loans and classified assets.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.46% for construction loans to 1.72% for home equity and improvement loans at March 31, 2017.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the first quarter of 2017 was $55,000, compared to $364,000 for the same period in 2016. The allowance for loan losses was $25.7 million and $25.9 million and represented 1.15% of loans (1.32% excluding acquired loans), net of undisbursed loan funds and deferred fees and costs, at March 31, 2017 and 1.33% at December 31, 2016. The loans acquired from CSB were recorded at fair value and have no allowance for loan loss attributed to them. The provision of $55,000 was offset by charge offs of $464,000 and recoveries of $274,000, resulting in an decrease to the overall allowance for loan loss of $135,000 for the first quarter of 2017. In management’s opinion, the overall allowance for loan losses of $25.7 million as of March 31, 2017 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2017, there were no write-downs of real estate held for sale. Management believes that the values recorded at March 31, 2017 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $35.5 million at March 31, 2017, compared to $27.5 million at December 31, 2016. Classified loans acquired from CSB represent $6.0 million of the increase.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 170.8% at March 31, 2017 compared with 180.4% at December 31, 2016. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2017 are appropriate. Of the $15.1 million in non-accrual loans at March 31, 2017, $11.0 million or 73.0% are less than 90 days past due.

At March 31, 2017, First Defiance had total non-performing assets of $15.8 million, compared to $14.8 million at December 31, 2016. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at March 31, 2017 and December 31, 2016 by category were as follows:

Table 1 – Nonperforming Asset

	March 31,	December 31,
	2017	2016
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$2,759	$2,928
Non-residential and multi-family residential real estate	9,823	9,592
Commercial	1,498	1,007
Construction	-	-
Home equity and improvement	875	730
Consumer Finance	102	91
Total non-performing loans	15,057	14,348

Real estate owned	705	455
Other repossessed assets	-	-
Total repossessed assets	$705	455

Total Nonperforming assets	$15,762	$14,803

Restructured loans, accruing	$9,771	$10,544

Total nonperforming assets as a percentage of total assets	0.54%	0.60%
Total nonperforming loans as a percentage of total loans*	0.67%	0.74%
Total nonperforming assets as a percentage of total loans plus REO*	0.70%	0.76%
Allowance for loan losses as a percent of total nonperforming assets	163.19%	174.86%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 0.30% of the total loans in that category at March 31, 2017 compared to 0.21% for the same category at December 31, 2016. Non-performing loans in the commercial real estate loan category were 0.82% of the total loans in this category at March 31, 2017 compared to 0.92% at December 31, 2016. Non-performing loans in the residential loan category represented 1.00% of the total loans in that category at March 31, 2017 compared to 1.41% for the same category at December 31, 2016.

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

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended March 31, 2017		As of March 31, 2017
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(7)	(3.68)%	$2,759	18.32%
Construction	-	0.00%	-	0.00%
Commercial real estate	224	117.89%	9,823	65.24%
Commercial	(115)	(60.53)%	1,498	9.95%
Consumer	67	35.27%	102	0.68%
Home equity and improvement	21	11.05%	875	5.81%
Total	$190	100.00%	$15,074	100.00%

	For the Three Months Ended March 31, 2016		As of March 31, 2016
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(31)	(39.74)%	$3,130	17.68%
Construction	-	0.00%	-	0.00%
Commercial real estate	(164)	(210.26)%	10,344	58.42%
Commercial	317	406.41%	3,551	20.05%
Consumer	(35)	(44.87)%	9	0.05%
Home equity and improvement	(9)	(11.54)%	673	3.80%
Total	$78	100.00%	$17,707	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	1st 2017	4th 2016	3rd 2016	2nd 2016	1st 2016
	(In Thousands)

Allowance at beginning of period	$25,884	$25,923	$25,948	$25,668	$25,382
Provision for credit losses	55	(149)	15	53	364
Charge-offs:
Residential	49	147	111	37	55
Commercial real estate	290	-	79	-	13
Commercial	-	234	26	18	336
Consumer finance	71	53	24	18	-
Home equity and improvement	54	98	74	66	30
Total charge-offs	464	532	314	139	434
Recoveries	274	642	274	366	356
Net charge-offs	190	(110)	40	(227)	78
Ending allowance	$25,749	$25,884	$25,923	$25,948	$25,668

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,621	11.86%	$2,627	10.20%	$2,432	10.34%	$2,839	10.71%	$3,109	11.05%
Construction	458	8.55%	450	8.99%	412	8.76%	633	8.35%	489	7.71%
Commercial real estate	12,332	51.12%	12,853	51.13%	12,787	51.64%	13,269	51.84%	13,894	52.37%
Commercial	7,809	21.59%	7,361	23.05%	7,879	22.56%	6,740	22.19%	5,820	21.85%
Consumer	229	1.19%	207	0.82%	216	0.85%	189	0.86%	124	0.83%
Home equity and improvement	2,300	5.69%	2,386	5.81%	2,197	5.85%	2,278	6.05%	2,232	6.19%
	$25,749	100.00%	$25,884	100.00%	$25,923	100.00%	$25,948	100.00%	$25,668	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	1st Qtr 2017	4th Qtr 2016	3rd Qtr 2016	2nd Qtr 2016	1st Qtr 2016
Allowance for loan losses / loans*	1.15%	1.33%	1.35%	1.39%	1.41%
Allowance for loan losses / non-performing assets	163.19%	174.86%	137.14%	148.26%	136.40%
Allowance for loan losses / non-performing loans	170.82%	180.40%	142.45%	158.00%	144.96%
Non-performing assets / loans plus REO*	0.70%	0.76%	0.98%	0.94%	1.03%
Non-performing assets / total assets	0.54%	0.60%	0.77%	0.73%	0.80%
Net charge-offs / average loans (annualized)	0.04%	-0.02%	0.01%	-0.05%	0.02%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $1.9 million in the first quarter of 2017 to $10.5 million from $8.6 million for the same period in 2016.

Service Fees. Service fees and other charges increased by $116,000 or 4.5% in the first quarter of 2017 compared to the same period in 2016 mainly due to increased deposit accounts and balances.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending March 31, 2017 and 2016 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $569,000 and $657,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $12,000 at March 31, 2017, $14,000 at December 31, 2016 and $15,000 at March 31, 2016.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $199,000 to $1.7 million for the first quarter of 2017 compared to $1.5 million for the same period of 2016 mostly due to higher mortgage volumes in the first quarter 2017. Gains realized from the sale of mortgage loans increased in the first quarter of 2017 to $1.1 million from $994,000 in the first quarter of 2016. The mortgage loan servicing revenue increased $57,000 to $934,000 in the first quarter of 2017 compared to $877,000 in the same period in 2016. The Company recorded a positive valuation adjustment of $33,000 on mortgage servicing rights in the first quarter of 2017 compared to a negative valuation adjustment of $21,000 in the first quarter of 2016.

Insurance Commission Income. Income from the sale of insurance and investment products was $3.5 million in the first quarter of 2017, an increase of $321,000 from $3.1 million in the first quarter of 2016. First Defiance’s insurance subsidiary, First Insurance, typically recognizes contingent revenues during the first quarter. These revenues are bonuses paid by insurance carriers when the Company achieves certain loss ratios or growth targets. In the first quarter of 2017, First Insurance earned $1.2 million of contingent income compared to $799,000 for the first quarter of 2016.

Bank-Owned Life Insurance. Income from bank-owned life insurance was $1.8 million in the first quarter of 2017, an increase of $1.6 million from $231,000 in the first quarter of 2016. In February 2017, the Company surrendered an underperforming BOLI policy and recorded a tax penalty of $1.7 million (recorded in income tax expense) and purchased a new BOLI policy receiving a $1.5 million enhancement value gain.

Non-Interest Expense.

Non-interest expense increased to $23.1 million for the first quarter of 2017 compared to $17.3 million for the same period in 2016. Included in the first quarter of 2017 are $3.6 million of merger and conversion related costs associated with the acquisition of CSB.

Compensation and Benefits. Compensation and benefits increased to $14.3 million for the quarter ended March 31, 2017 from $10.2 million for the same period in 2016. The increase is mainly attributable to merger costs to settle employment and benefit agreements and for personnel expenses related to operating the new CSB locations.

Other Non-Interest Expenses. Other non-interest expenses increased $1.1 to $4.0 million for the quarter ended March 31, 2017 from $2.9 million for the same period in 2016. The increase in other non-interest expense is primarily due to CSB merger and conversion related costs of $667,000.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2017 was 70.85% compared to 61.32% for the first quarter of 2016. The first quarter of 2017 was negatively impacted by the aforementioned merger and conversion related costs.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 42.9% for the quarter ended March 31, 2017 compared to 29.6% for the same period in 2016. The tax rate for 2017 is higher than the statutory 35% tax rate due to the $1.7 million tax penalty related to the surrender of a BOLI policy. The tax rate for 2016 is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $8.3 million of cash provided by operating activities during the first three months of 2017. The Company's cash provided by operating activities resulted from the origination of loans held for sale and net income mostly offset by the proceeds on the sale of loans.

At March 31, 2017, First Federal had $75.3 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $552.5 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $24.0 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2016 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both quantity and quality of capital held by the Company and the Bank. The rules include a new minimum common equity Tier 1 capital to risk-weighted assets ratio (“CET1”) of 4.5% and a capital conservation buffer of 0.625% of risk-weighted assets during 2016 and 1.25% during the year 2017, and increasing each year until fully phased-in during 2019 at 2.50%, effectively resulting in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

The Company met each of the well capitalized ratio guidelines at March 31, 2017. The following table indicates the capital ratios for First Defiance and First Federal at March 31, 2017 and December 31, 2016. (In Thousands):

March 31, 2017
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$262,067	10.13%	$116,445	4.5%	N/A	N/A
First Federal	$284,119	10.98%	$116,464	4.5%	$168,226	6.5%

Tier 1 Capital (1)
Consolidated	$297,067	10.35%	$114,845	4.0%	N/A	N/A
First Federal	$284,119	9.91%	$114,660	4.0%	$143,325	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$297,067	11.48%	$155,260	6.0%	N/A	N/A
First Federal	$284,119	10.98%	$155,286	6.0%	$207,048	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$322,816	12.48%	$207,014	8.0%	N/A	N/A
First Federal	$309,868	11.97%	$207,048	8.0%	$258,809	10.0%

(1)	Excludes capital conservation buffer of 1.25% as of March 31, 2017
(2)	Core capital is computed as a percentage of adjusted total assets of $2.87 billion for consolidated and the Bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.59 billion for consolidated and the Bank, respectively.

December 31, 2016
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$234,809	10.45%	$101,108	4.5%	N/A	N/A
First Federal	$242,928	10.81%	$101,116	4.5%	$146,057	6.5%

Tier 1 Capital (1)
Consolidated	$269,809	11.24%	$95,975	4.0%	N/A	N/A
First Federal	$242,928	10.14%	$95,791	4.0%	$119,739	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$269,809	12.01%	$134,811	6.0%	N/A	N/A
First Federal	$242,928	10.81%	$134,822	6.0%	$179,763	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$295,693	13.16%	$179,748	8.0%	N/A	N/A
First Federal	$268,812	11.96%	$179,763	8.0%	$224,703	10.0%

(1)	Excludes capital conservation buffer of 0.625% as of December 31, 2016
(2)	Core capital is computed as a percentage of adjusted total assets of $2.40 billion for consolidated and $2.39 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.25 billion for consolidated and the Bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the Annual Report on Form 10-K for the year ended December 31, 2016, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

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

The table below presents, for the twelve months subsequent to March 31, 2017 and December 31, 2016, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of March 31, 2017, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2017 was mainly neutral for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2016.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2017		December 31, 2016
Gradual Change in Interest Rates
+200	$2,395	2.38%	$1,970	2.32%
+100	1,172	1.16%	972	1.14%
-100	(3,290)	-3.27%	(2,201)	-2.59%

Immediate Change in Interest Rates
+200	$4,590	4.56%	$4,236	4.99%
+100	2,111	2.10%	2,131	2.51%
-100	(6,401)	-6.36%	(4,132)	-4.87%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten. Conversely, if the yield curve should steepen or become inverted, net interest income may increase.

The results of all the simulation scenarios are within the board mandated guidelines as of March 31, 2017 except for the down 100 basis points over the first twelve months in a static and dynamic-shock balance sheet as well as in the down 100 basis points for a cumulative twenty-four months in a static and dynamic ramp balance sheet. Management is reviewing the board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with board guidelines.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of March 31, 2017 was considered to be unlikely given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the three months ended March 31, 2017 and the year-ended December 31, 2016.

March 31, 2017
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	696,836	109,870	18.72%
+ 300 bp	675,346	88,380	15.06%
+ 200 bp	650,486	63,520	10.82%
+ 100 bp	621,338	34,372	5.86%
0 bp	586,966	-	-
- 100 bp	544,503	(42,463)	(7.23)%

December 31, 2016
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	569,397	85,791	17.74%
+ 300 bp	553,285	69,679	14.41%
+ 200 bp	534,478	50,873	10.52%
+ 100 bp	512,132	28,526	5.90%
0 bp	483,606	-	-
- 100 bp	429,266	(34,339)	(7.10)%

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), Including those disclosure controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither First Defiance nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has no unregistered sales of equity securities during the quarter ended March 31, 2017.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, December 31, 2016				377,500
January 1 – January 31, 2017	-	$-	-	377,500
February 1 – February 28, 2017	-	-	-	377,500
March 1 – March 31, 2017	-	-	-	377,500
Total	-	$-	-	377,500

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% of the outstanding common shares or 450,000 shares. There is no expiration date for the new repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 2.1	Agreement and plan of merger, dated August 23, 2016, by and between First Defiance and Commercial Bancshares, Inc. (1)
Exhibit 2.2	Amendment to Agreement and Plan of Merger, dated October 31, 2016, by and between First Defiance and Commercial Bancshares, Inc. (2)
Exhibit 3.1	Articles of Incorporation of First Defiance (3)
Exhibit 3.2	Code of Regulations of First Defiance (3)
Exhibit 3.3	Certificate of Amendment to the Articles of Incorporation of First Defiance (4)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at March 31, 2017 and December 31, 2016, (ii) Unaudited Consolidated Condensed Statements of Income for the Three Months ended March 31, 2017 and 2016 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three Months ended March 31, 2017 and 2016, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2017 and 2016, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in Form 8-K filed August 24, 2016 (Film No. 161848221).
(2)	Incorporated herein by reference to the like numbered exhibit in Form 10-K for the year ended December 31, 2016 (Film No. 17645447).
(3)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354), filed on June 9, 1995.
(4)	Incorporated herein by reference to exhibit 3 in Form 8-K filed on December 8, 2008 (Film No. 081236105).

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: May 10, 2017	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: May 10, 2017	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

