Form 10-Q
period 2017-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2017-11-08
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 10,155,833 shares outstanding at October 31, 2017.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2017	December 31, 2016

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$55,731	$53,003
Federal funds sold	69,000	46,000
	124,731	99,003
Securities:
Available-for-sale, carried at fair value	260,034	250,992
Held-to-maturity, carried at amortized cost (fair value $728 and $187 at September 30, 2017 and December 31, 2016, respectively)	728	184
	260,762	251,176
Loans held for sale	12,200	9,607
Loans receivable, net of allowance of $26,341 at September 30, 2017 and $25,884 at December 31, 2016, respectively	2,249,701	1,914,603
Mortgage servicing rights	9,693	9,595
Accrued interest receivable	9,864	6,760
Federal Home Loan Bank stock	15,992	13,798
Bank owned life insurance	65,811	52,817
Premises and equipment	41,536	36,958
Real estate and other assets held for sale	532	455
Goodwill	98,370	61,798
Core deposit and other intangibles	6,061	1,336
Deferred taxes	1,042	2,212
Other assets	38,735	17,479
Total assets	$2,935,030	$2,477,597

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2017	December 31, 2016

Liabilities and stockholders’ equity
Liabilities:
Deposits	$2,360,675	$1,981,628
Advances from the Federal Home Loan Bank	104,555	103,943
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	22,939	31,816
Notes Payable	6,500	-
Advance payments by borrowers	2,265	2,650
Other liabilities	34,089	28,459
Total liabilities	2,567,106	2,184,579

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,712,840 and 12,720,347 shares issued and 10,149,184 and 8,983,206 shares outstanding, respectively	127	127
Additional paid-in capital	160,653	126,390
Accumulated other comprehensive income, net of tax of $1,151 and $117, respectively	2,138	215
Retained earnings	256,041	240,592
Treasury stock, at cost, 2,563,656 and 3,737,141 shares respectively	(51,035)	(74,306)
Total stockholders’ equity	367,924	293,018

Total liabilities and stockholders’ equity	$2,935,030	$2,477,597

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest Income
Loans	$25,975	$20,264	$73,263	$59,242
Investment securities:
Taxable	896	767	2,817	2,391
Non-taxable	792	731	2,378	2,280
Interest-bearing deposits	209	104	555	287
FHLB stock dividends	209	137	562	413
Total interest income	28,081	22,003	79,575	64,613
Interest Expense
Deposits	2,391	1,635	6,357	4,613
FHLB advances and other	431	322	1,211	940
Subordinated debentures	239	191	682	548
Notes payable	13	35	41	108
Total interest expense	3,074	2,183	8,291	6,209
Net interest income	25,007	19,820	71,284	58,404
Provision for loan losses	462	15	2,635	432
Net interest income after provision for loan losses	24,545	19,805	68,649	57,972
Non-interest Income
Service fees and other charges	3,153	2,765	9,073	8,208
Insurance commissions	3,082	2,473	9,834	8,113
Mortgage banking income	1,698	2,039	5,266	5,342
Gain on sale of non-mortgage loans	82	148	172	604
Gain on sale or call of securities	158	151	425	509
Trust income	486	420	1,400	1,256
Income from Bank Owned Life Insurance	421	225	2,666	686
Other non-interest income	415	305	1,348	1,019
Total non-interest income	9,495	8,526	30,184	25,737
Non-interest Expense
Compensation and benefits	11,780	10,295	37,588	30,250
Occupancy	1,960	1,822	5,751	5,435
FDIC insurance premium	330	352	973	1,008
Financial institutions tax	404	446	1,418	1,339
Data processing	1,874	1,622	5,832	4,723
Amortization of intangibles	364	115	931	419
Other non-interest expense	3,728	3,640	11,718	9,739
Total non-interest expense	20,440	18,292	64,211	52,913
Income before income taxes	13,600	10,039	34,622	30,796
Federal income taxes	4,219	2,994	11,753	9,318
Net Income	$9,381	$7,045	$22,869	$21,478

Earnings per common share (Note 6)
Basic	$0.92	$0.78	$2.31	$2.39
Diluted	$0.92	$0.78	$2.29	$2.37
Dividends declared per share (Note 5)	$0.25	$0.22	$0.75	$0.66
Average common shares outstanding (Note 6)
Basic	10,149	8,976	9,913	8,980
Diluted	10,209	9,050	9,970	9,050

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$9,381	$7,045	$22,869	$21,478

Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(777)	69	3,383	2,579
Reclassification adjustment for security gains included in net income(1)	(158)	(151)	(425)	(509)
Income tax expense	327	29	(1,035)	(725)
Other comprehensive income	(608)	(53)	1,923	1,345

Comprehensive income	$8,773	$6,992	$24,792	$22,823

(1) Amounts are included in gains on sale or call of securities on the consolidated condensed statements of income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended September 30, 2017 and 2016 was $55 and $53, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the nine months ended September 30, 2017 and 2016 was $148 and $178, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares	Stock	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2017	$-	8,983,206	$127	$126,390	$215	$240,592	$(74,306)	$293,018
Net income						22,869		22,869
Other comprehensive income					1,923			1,923
Stock based compensation expenses				133				133
Shares issued under stock option plan, net of 7,507 repurchased and retired		4,043		51		(83)	230	198
Capital stock issuance		1,139,502		33,792			22,740	56,532
Restricted share activity under stock incentive plans		21,377		254		(17)	280	517
Shares issued from direct stock sales		1,056		33			21	54
Common stock dividends declared						(7,320)		(7,320)
Balance at September 30, 2017	$-	10,149,184	$127	$160,653	$2,138	$256,041	$(51,035)	$367,924

Balance at January 1, 2016	$-	9,102,831	$127	$125,734	$3,622	$219,737	$(69,023)	$280,197
Net income						21,478		21,478
Other comprehensive income					1,345			1,345
Stock based compensation expenses				226				226
Shares issued under stock option plan, net of 1,612 repurchased and retired		33,808		(18)		(26)	711	667
Restricted share activity under stock incentive plans		10,405		236		(72)	225	389
Shares issued from direct stock sales		1,068		22			21	43
Shares repurchased		(167,746)					(6,293)	(6,293)
Common stock dividends declared						(5,914)		(5,914)
Balance at September 30, 2016	$-	8,980,366	$127	$126,200	$4,967	$235,203	$(74,359)	$292,138

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities
Net income	$22,869	$21,478
Items not requiring (providing) cash
Provision for loan losses	2,635	432
Depreciation	2,674	2,514
Amortization of mortgage servicing rights, net of impairment recoveries	1,080	1,399
Amortization of core deposit and other intangible assets	931	419
Net amortization (accretion)of premiums and discounts on loans and deposits	(602)	254
Amortization of premiums and discounts on securities	935	627
Change in deferred taxes	220	174
Proceeds from the sale of loans held for sale	157,127	197,167
Originations of loans held for sale	(157,321)	(198,839)
Gain from sale of loans	(3,749)	(4,707)
Gain from sale or call of securities	(425)	(509)
Loss on sale or disposal of premises and equipment	48	-
Gain on sale / write-down of real estate and other assets held for sale	(57)	(269)
Stock option expense	133	226
Restricted stock expense	517	389
Income from bank owned life insurance	(2,666)	(686)
Excess tax benefit on stock compensation plans	(168)	(184)
Changes in:
Accrued interest receivable	(1,782)	(1,281)
Other assets	(2,743)	(3,475)
Other liabilities	2,348	1,174
Net cash provided by operating activities	22,004	16,303

Investing Activities
Proceeds from maturities of held-to-maturity securities	48	52
Proceeds from maturities, calls and pay-downs of available-for-sale securities	20,339	25,765
Proceeds from sale of premises and equipment, real estate and other assets held for sale	1,028	1,368
Proceeds from the sale of available-for-sale securities	18,047	14,871
Proceeds from sale of non-mortgage loans	19,142	13,967
Purchases of available-for-sale securities	(41,235)	(35,538)
Proceeds from Federal Home Loan stock redemption	-	1
Net cash received in acquisitions	19,359	-
Investment in bank owned life insurance	(20,000)	-
Purchase of portfolio mortgage loans	(11,476)	-
Purchases of premises and equipment, net	(2,491)	(1,289)
Net increase in loans receivable	(59,339)	(137,511)
Net cash used by investing activities	(56,578)	(118,314)

Financing Activities
Net increase in deposits and advance payments by borrowers	70,539	90,949
Repayment of Federal Home Loan Bank advances	(792)	(718)
Proceeds from Federal Home Loan Bank advances	-	55,000
Increase in notes payable	6,500	-
Decrease in securities sold under repurchase agreements	(8,877)	(6,695)
Proceeds from exercise of stock options	198	667
Proceeds from direct stock sales	54	43
Net cash paid for repurchase of common stock	-	(6,293)
Cash dividends paid on common stock	(7,320)	(5,914)
Net cash provided by financing activities	60,302	127,039
Increase (decrease) in cash and cash equivalents	25,728	25,028
Cash and cash equivalents at beginning of period	99,003	79,769
Cash and cash equivalents at end of period	$124,731	$104,797

Supplemental cash flow information:
Interest paid	$8,177	$6,151
Income taxes paid	$10,900	$9,900
Transfers from loans to real estate and other assets held for sale	$328	$526
Securities purchased but not yet settled	$-	$935
Sale of bank owned life insurance not yet settled	$17,840	$-

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements (UNAUDITED)
September 30, 2017 and 2016

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

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, non-residential real estate, commercial, home improvement and home equity and consumer loans and providing a broad range of depository, trust and wealth management services. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities that are issued by federal agencies, including real estate mortgage investment conduits (“REMICs”) and collateralized mortgage obligations (“CMOs”), and corporate bonds. First Insurance is an insurance agency that conducts business through offices located in the Defiance, Maumee, Oregon, Bryan, Lima, Archbold, Fostoria, Tiffin, Findlay and Bowling Green, Ohio areas. First Insurance offers property and casualty insurance, life insurance and group health insurance. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

The consolidated condensed statement of financial condition at December 31, 2016 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying consolidated condensed financial statements as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2016 Annual Report on Form 10-K for the year ended December 31, 2016. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair statement of results in the financial statements have been made. The results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

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

In February 2016, the FASB issued ASU No. 2016-02 — Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet selected a transition method as it is in the process of determining the effect of the ASU on its consolidated financial statements and disclosures. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated condensed statements of financial condition. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated condensed statements of financial condition, along with our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements. At September 30, 2017, the Company had contractual operating lease commitments of approximately $4.5 million, before considering renewal options that are generally present.

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

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income. The Company is substantially complete with its overall assessment of revenue streams and reviewing of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. The Company’s assessment suggests that adoption of this ASU should not materially change the method in which we currently recognize revenue for these revenue streams. In addition, the Company is evaluating the ASU’s expanded disclosure requirements. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be material.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.  Appraisal values are discounted from 0% to 30% to account for other factors that may impact the value of collateral. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used, which include:  physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$1,987	$-	$1,987
Mortgage-backed - residential	-	74,470	-	74,470
REMICs	-	1,130	-	1,130
Collateralized mortgage obligations- residential	-	72,975	-	72,975
Preferred stock	1	-	-	1
Corporate bonds	-	13,100	-	13,100
Obligations of state and political subdivisions	-	96,371	-	96,371
Mortgage banking derivative - asset	-	821	-	821

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$3,915	$-	$3,915
Mortgage-backed - residential	-	81,707	-	81,707
REMICs	-	1,307	-	1,307
Collateralized mortgage obligations-residential	-	63,005	-	63,005
Preferred stock	2	-	-	2
Corporate bonds	-	13,013	-	13,013
Obligations of state and political subdivisions	-	88,043		88,043
Mortgage banking derivative - asset	-	491	-	491

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$-	$-	$1,829	$1,829
Commercial	-	-	2,830	2,830
Total Impaired loans	-	-	4,659	4,659
Mortgage servicing rights	-	6,944	-	6,944
Real estate held for sale
Commercial Real Estate	-	-	227	227
Total Real Estate held for sale	-	-	227	227

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$316	$316
Commercial Real Estate	-	-	848	848
Commercial			332	332
Total impaired loans	-	-	1,496	1,496
Mortgage servicing rights	-	657	-	657
Commercial Real Estate	-	-	377	377
Total Real Estate held for sale	-	-	377	377

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$4,659	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10%	10%
Real estate held for sale – Applies to all classes	$227	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	3%	3%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $4.7 million, with no valuation allowance and a fair value of $1.5 million, with a $1,000 valuation allowance at September 30, 2017 and December 31, 2016, respectively. A provision expense of $8,000 and $821,000 for the three months and nine months ended September 30, 2017 and a provision recovery of $6,000 and $204,000 for the three months and nine months ended September 30, 2016, were included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value, had a fair value of $6,944,000 with a valuation allowance of $501,000 and a fair value of $657,000 with a valuation allowance of $522,000 at September 30, 2017 and December 31, 2016, respectively. A charge of $27,000 and a recovery of $21,000 for the three and nine months ended September 30, 2017 and a recovery of $7,000 and a charge $118,000 for the three and nine months ended September 30, 2016, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $20,000 for the three and nine months ended September 30, 2017, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was $22,000 and $74,000 for the three and nine months ended September 30, 2016.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2017 and December 31, 2016. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2017.

		Fair Value Measurements at September 30, 2017 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$124,731	$124,731	$124,731	$-	$-
Investment securities	260,762	260,762	1	260,761	-
Federal Home Loan Bank Stock	15,992	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,261,901	2,248,724	-	12,698	2,236,026
Accrued interest receivable	9,864	9,864	7	1,504	8,353

Financial Liabilities:
Deposits	$2,360,675	$2,368,438	$519,911	$1,848,527	$-
Advances from Federal Home Loan Bank	104,555	104,062	-	104,062	-
Securities sold under repurchase agreements	22,939	22,939	-	22,939	-
Notes Payable	6,500	6,500	6,500	-	-
Subordinated debentures	36,083	34,763	-	-	34,763

		Fair Value Measurements at December 31, 2016 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$99,003	$99,003	$99,003	$-	$-
Investment securities	251,176	251,179	2	251,177	-
Federal Home Loan Bank Stock	13,798	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,924,210	1,911,280	-	9,917	1,901,363
Accrued interest receivable	6,760	6,760	9	867	5,884

Financial Liabilities:
Deposits	$1,981,628	$1,987,723	$487,663	$1,500,060	$-
Advances from Federal Home Loan Bank	103,943	103,019	-	103,019	-
Securities sold under repurchase agreements	31,816	31,816	-	31,816	-
Subordinated debentures	36,083	34,718	-	-	34,718

4. Stock Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaced all existing plans although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2010 Equity Plan was approved. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity Plan. The 2010 Equity Plan allows for issuance of up to 350,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of September 30, 2017, 43,200 options had been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

Beginning in 2014, the Company annually has approved a Short-Term (“STIP”) Equity Incentive Plan and a Long-Term (“LTIP”) Equity Incentive Plan for selected members of management.

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

In the nine months ended September 30, 2017, the Company also granted to employees 4,763 restricted shares, of which 2,727 were restricted stock units and 2,036 were restricted stock grants. Of the 4,763 restricted shares granted, 1,839 were issued to directors and have a one-year vesting period. The remaining 2,924 were issued to employees and have a three year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

The fair value of stock options granted during the nine months ended September 30, 2016 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Nine Months ended
	September 30, 2017	September 30,2016
Expected average risk-free rate	-	2.24%
Expected average life	-	10.00 years
Expected volatility	-	41.00%
Expected dividend yield	-	2.33%

The weighted-average fair value of options granted was $13.95 for the nine months ended September 30, 2016. No options have been issued in 2017.

Following is stock option activity under the plans during the nine months ended September 30, 2017:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2017	54,750	$22.21
Forfeited or cancelled	-	-
Exercised	(11,550)	24.41
Granted	-	-
Options outstanding, September 30, 2017	43,200	$21.62	3.40	$1,334
Vested or expected to vest at September 30, 2017	43,200	$21.62	3.40	$1,334
Exercisable at September 30, 2017	31,100	$17.31	1.87	$1,094

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds of options exercised	$-	$175	$198	$667
Related tax benefit recognized	-	16	54	158
Intrinsic value of options exercised	-	196	301	684

As of September 30, 2017, there was $116,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 2.5 years.

At September 30, 2017, 72,660 RSU’s and 4,536 restricted stock grants were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. A total expense of $373,000 and $1.5 million was recorded during the three and nine months ended September 30, 2017 compared to an expense of $263,000 and $970,000 for the three and nine months ended September 30, 2016. The increase in expense year-to-date is attributable to the Company’s better performance in comparison to its targets. There was approximately $550,000 and $773,000 included within other liabilities at September 30, 2017 and December 31 2016, respectively, related to the STIP.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2017	75,468	$32.31	11,161	$32.30
Granted	23,384	50.56	21,377	28.39
Vested	(19,341)	25.77	(26,980)	26.70
Forfeited	(6,973)	25.77	(1,022)	37.02
Unvested at September 30, 2017	72,660	$40.54	4,536	$46.09

The maximum amount of compensation expense that may be recorded for the 2017 STIP and the 2015, 2016 and 2017 LTIPs at September 30, 2017 is approximately $3.9 million. However, the estimated expense expected to be recorded as of September 30, 2017 based on the performance measures in the plans, is $3.0 million of which $1.1 million is unrecognized at September 30, 2017 and will be recognized over the remaining performance periods.

5.   Dividends on Common Stock

First Defiance declared and paid a $0.25 per common stock dividend in the first, second and third quarters of 2017 and declared and paid a $0.22 per common stock dividend in the first, second and third quarters of 2016.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$9,381	$7,045	$22,869	$21,478
Less: Income allocated to participating securities	1	3	3	9
Net income allocated to common shareholders	9,380	7,042	22,866	21,469

Weighted average common shares outstanding Including participating securities	10,154	8,987	9,918	8,991
Less: Participating securities	5	11	5	11
Average common shares	10,149	8,976	9,913	8,980

Basic earnings per common share	$0.92	$0.78	2.31	2.39

Diluted Earnings Per Share:
Net income allocated to common shareholders	$9,380	$7,042	$22,866	21,469
Weighted average common shares outstanding for basic earnings per common share	10,149	8,976	9,913	8,980
Add: Dilutive effects of stock options	60	74	57	70
Average shares and dilutive potential common shares	10,209	9,050	9,970	9,050

Diluted earnings per common share	$0.92	$0.78	2.29	2.37

There were no shares excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2017, as no shares were anti-dilutive during this time period. Shares subject to issue upon exercise of options of 7,300 and 12,550 for the three and nine month periods in 2016 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At September 30, 2017
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$2,000	$-	$(13)	$1,987
Mortgage-backed securities – residential	74,344	565	(439)	74,470
REMICs	1,124	6	-	1,130
Collateralized mortgage obligations	72,758	550	(333)	72,975
Preferred stock	-	1	-	1
Corporate bonds	12,915	185	-	13,100
Obligations of state and political subdivisions	93,160	3,302	(91)	96,371
Total Available-for-Sale	$256,301	$4,609	$(876)	$260,034

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$10	$-	$-	$10
FNMA certificates	46	-	-	46
GNMA certificates	18	-	-	18
Obligations of state and political subdivisions	654	-	-	654
Total Held-to Maturity	$728	$-	$-	$728

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2016
Available-for-sale
Obligations of U.S. government corporations and agencies	$4,000	$-	$(85)	$3,915
Mortgage-backed securities - residential	82,619	390	(1,302)	81,707
REMICs	1,309	-	(2)	1,307
Collateralized mortgage obligations	63,204	422	(621)	63,005
Preferred stock	-	2	-	2
Corporate bonds	12,919	97	(3)	13,013
Obligations of state and political subdivisions	86,165	2,491	(613)	88,043
Total Available-for-Sale	$250,216	$3,402	$(2,626)	$250,992

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity*
FHLMC certificates	$12	$-	$-	$12
FNMA certificates	56	2	-	58
GNMA certificates	23	1	-	24
Obligations of states and political subdivisions	93	-	-	93
Total Held-to-Maturity	$184	$3	$-	$187

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at September 30, 2017 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,210	$1,212	$-	$-
Due after one year through five years	21,301	21,800	62	62
Due after five years through ten years	43,275	44,919	592	592
Due after ten years	42,289	43,528	-	-
MBS/CMO/REMIC	148,226	148,575	74	74
	$256,301	$260,034	$728	$728

Investment securities with a carrying amount of $152.9 million at September 30, 2017 were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

As of September 30, 2017, the Company’s investment portfolio consisted of 430 securities, 63 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at September 30, 2017 and December 31, 2016:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At September 30, 2017
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$1,987	$(13)	$-	$-	$1,987	$(13)
Mortgage-backed securities-residential	16,350	(114)	13,018	(325)	29,368	(439)
Collateralized mortgage obligations	18,164	(136)	9,195	(197)	27,359	(333)
Obligations of state and political subdivisions	3,498	(26)	2,462	(65)	5,960	(91)
Total temporarily impaired securities	$39,999	$(289)	$24,675	$(587)	$64,674	$(876)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2016
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,915	$(85)	$-	$-	$3,915	$(85)
Mortgage-backed securities-residential	63,736	(1,302)	-	-	63,736	(1,302)
REMICs	1,308	(2)	-	-	1,308	(2)
Collateralized mortgage obligations	28,882	(566)	1,227	(55)	30,110	(621)
Corporate bonds	-	-	997	(3)	997	(3)
Obligations of state and political subdivisions	19,172	(613)	-	-	19,172	(613)
Total temporarily impaired securities	$117,013	$(2,568)	$2,224	$(58)	$119,238	$(2,626)

There were realized gains of $158,000 ($103,000 after tax) from the sales and calls of investment securities in the third quarter of 2017 and $425,000 ($276,000 after tax) for the nine months ended September 30, 2017, while there were realized gains of $151,000 ($98,000 after tax) in the third quarter of 2016 and $509,000 ($331,000 after tax) for the nine months ended September 30, 2016.

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

In the third quarter of 2017 and 2016, management determined there was no OTTI.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Proceeds	$10,226	$6,356	$18,047	$14,871
Gross realized gains	166	151	433	509
Gross realized losses	8	-	8	-

8.  Loans

Loans receivable consist of the following:

	September 30, 2017	December 31, 2016
	(In Thousands)
Real Estate:

Secured by 1-4 family residential	$271,051	$207,550
Secured by multi-family residential	212,092	196,983
Secured by commercial real estate	993,603	843,579
Construction	244,920	182,886
	1,721,666	1,430,998
Other Loans:
Commercial	510,240	469,055
Home equity and improvement	132,220	118,429
Consumer finance	29,009	16,680
	671,469	604,164
Total loans	2,393,135	2,035,162
Deduct:
Undisbursed loan funds	(115,714)	(93,355)
Net deferred loan origination fees and costs	(1,379)	(1,320)
Allowance for loan loss	(26,341)	(25,884)
Totals	$2,249,701	$1,914,603

The table above includes loans acquired during 2017 totaling $285.4 million as of February 24, 2017, which is net of purchase discount on the acquired loans of $5.4 million. The recorded investment of these loans as of September 30, 2017 was $232.5 million, net of the purchase discount of $4.2 million.

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarters ended September 30, 2017 and 2016 by portfolio segment (In Thousands):

Quarter Ended September 30, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,641	$2,193	$10,136	$540	$7,973	$2,199	$233	$25,915

Charge-Offs	(60)	0	0	0	(64)	(92)	(20)	(236)

Recoveries	11	0	103	0	18	59	9	200

Provisions	(54)	110	232	38	98	19	19	462
Ending Allowance	$2,538	$2,303	$10,471	$578	$8,025	$2,185	$241	$26,341

Quarter Ended September 30, 2016	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,839	$2,365	$10,904	$633	$6,740	$2,278	$189	$25,948

Charge-Offs	(111)	0	(79)	0	(26)	(74)	(24)	(314)

Recoveries	3	0	62	0	159	40	10	274

Provisions	(299)	(185)	(280)	(221)	1,006	(47)	41	15
Ending Allowance	$2,432	$2,180	$10,607	$412	$7,879	$2,197	$216	$25,923

The following table discloses allowance for loan loss activity for the year-to-date periods ended September 30, 2017 and 2016 by portfolio segment and impairment method (In Thousands):

Year-to-date Period Ended September 30, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884

Charge-Offs	(109)	0	(400)	0	(2,091)	(246)	(112)	(2,958)

Recoveries	100	32	220	0	227	118	83	780

Provisions	(80)	43	26	128	2,528	(73)	63	2,635
Ending Allowance	$2,538	$2,303	$10,471	$578	$8,025	$2,185	$241	$26,341

Year-to-date Period Ended September 30, 2016	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382

Charge-Offs	(203)	0	(92)	0	(381)	(170)	(41)	(887)

Recoveries	123	0	468	0	234	113	58	996

Provisions	(700)	29	(1,541)	(105)	2,771	(50)	28	432
Ending Allowance	$2,432	$2,180	$10,607	$412	$7,879	$2,197	$216	$25,923

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$165	$3	$109	$-	$56	$281	$	$614

Collectively evaluated for impairment	2,373	2,300	10,362	578	7,969	1,904	241	25,727

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,538	$2,303	$10,471	$578	$8,025	$2,185	$241	$26,341

Loans:

Loans individually evaluated for impairment	$6,975	$2,069	$30,387	$-	$14,019	$1,199	$51	$54,700

Loans collectively evaluated for impairment	263,456	210,030	964,767	129,333	497,712	131,562	28,967	2,225,827

Loans acquired with deteriorated credit quality	1,092	303	2,137	-	333	-	-	3,865

Total ending loans balance	$271,523	$212,402	$997,291	$129,333	$512,064	$132,761	$29,018	$2,284,392

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,188	$37	$37	$3,699	$99	$99
Residential Non Owner Occupied	2,706	33	33	3,136	104	104
Total Residential Real Estate	6,894	70	70	6,835	203	203
Construction	-	-	-	-	-	-
Multi-Family	2,084	9	9	2,534	28	28
CRE Owner Occupied	12,127	24	22	9,613	70	70
CRE Non Owner Occupied	3,484	32	31	3,845	105	98
Agriculture Land	13,547	148	44	8,719	335	126
Other CRE	1,590	27	22	1,637	50	42
Total Commercial Real Estate	30,748	231	119	23,814	560	336
Commercial Working Capital	7,033	38	38	5,115	86	90
Commercial Other	5,926	31	27	5,126	82	60
Total Commercial	12,959	69	65	10,241	168	150
Home Equity and Improvement	1,206	11	10	1,228	32	31
Consumer Finance	54	1	1	62	3	4
Total Impaired Loans	$53,945	$391	$274	$44,714	$994	$752

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,876	$34	$33	$3,892	$109	$106
Residential Non Owner Occupied	2,935	29	29	3,234	95	94
Total Residential Real Estate	6,811	63	62	7,126	204	200
Construction	-	-	-	-	-	-
Multi-Family	3,607	14	14	4,087	68	68
CRE Owner Occupied	7,171	30	30	7,810	134	115
CRE Non Owner Occupied	6,341	73	73	5,220	178	175
Agriculture Land	1,851	16	2	2,427	66	16
Other CRE	1,570	13	13	1,556	31	31
Total Commercial Real Estate	16,933	132	118	17,013	409	337
Commercial Working Capital	2,259	26	11	1,769	56	33
Commercial Other	2,198	8	7	2,742	36	34
Total Commercial	4,457	34	18	4,511	92	67
Home Equity and Improvement	1,446	12	12	1,631	40	40
Consumer Finance	65	1	1	69	3	3
Total Impaired Loans	$33,319	$256	$225	$34,437	$816	$715

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$2,400	$2,416	$-	$1,912	$1,765	$-
Residential Non Owner Occupied	1,755	1,748	-	1,691	1,683	-
Total 1-4 Family Residential Real Estate	4,155	4,164	-	3,603	3,448	-
Multi-Family Residential Real Estate	2,012	2,020	-	3,578	3,430	-
CRE Owner Occupied	10,461	9,993	-	2,652	2,353	-
CRE Non Owner Occupied	3,397	3,171	-	4,372	4,240	-
Agriculture Land	13,068	13,315	-	1,695	1,722	-
Other CRE	1,011	804	-	1,225	1,115	-
Total Commercial Real Estate	27,937	27,283	-	9,944	9,430	-
Construction	-	-	-	-	-	-
Commercial Working Capital	8,066	7,998	-	838	786	-
Commercial Other	7,594	5,522	-	1,179	967	-
Total Commercial	15,660	13,520	-	2,017	1,753	-
Home Equity and Home Improvement	332	609	-	631	585	-
Consumer Finance	43	43	-	55	55	$-
Total loans with no allowance recorded	$50,139	$47,639	$-	$19,828	$8,701

With an allowance recorded:
Residential Owner Occupied	$1,887	$1,866	$140	$2,348	$2,319	$157
Residential Non Owner Occupied	955	945	25	1,137	1,131	45
Total 1-4 Family Residential Real Estate	2,842	2,811	165	3,485	3,450	202
Multi-Family Residential Real Estate	49	49	3	53	53	4
CRE Owner Occupied	2,432	1,973	51	2,362	1,894	102
CRE Non Owner Occupied	292	294	15	1,618	1,479	108
Agriculture Land	108	110	2	45	45	3
Other CRE	927	727	41	1,144	722	42
Total Commercial Real Estate	3,759	3,104	109	5,169	4,140	255
Construction	-	-	-	-	-	-
Commercial Working Capital	163	163	21	230	231	24
Commercial Other	333	336	35	167	170	11
Total Commercial	496	499	56	397	401	35
Home Equity and Home Improvement	593	590	281	688	684	313
Consumer Finance	8	8	-	4	4	-
Total loans with an allowance recorded	$7,747	$7,061	$614	$9,796	$8,732	$809

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2017	December 31, 2016
	(In Thousands)
Non-accrual loans	$29,152	$14,348
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	29,152	14,348
Real estate and other assets held for sale	532	455
Total non-performing assets	$29,684	$14,803
Troubled debt restructuring, still accruing	$13,044	$10,544

The following table presents the aging of the recorded investment in past due and non- accrual loans as of September 30, 2017 by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non- Accrual

Residential Owner Occupied	$171,835	$1,105	$21	$1,281	$2,407	$2,797
Residential Non Owner Occupied	96,055	638	93	495	1,226	572

Total 1-4 Family Residential Real Estate	267,890	1,743	114	1,776	3,633	3,369

Multi-Family Residential Real Estate	212,402	-	-	-	-	-

CRE Owner Occupied	395,228	62	143	1,107	1,312	10,745
CRE Non Owner Occupied	402,153	350	-	544	894	2,516
Agriculture Land	135,673	103	-	294	397	3,288
Other Commercial Real Estate	61,427	207	-	-	207	545

Total Commercial Real Estate	994,481	722	143	1,945	2,810	17,094

Construction	129,333	-	-	-	-	-

Commercial Working Capital	227,422	1,522	539	75	2,136	4,067
Commercial Other	281,773	-	379	354	733	4,004

Total Commercial	509,195	1,522	918	429	2,869	8,071

Home Equity/Home Improvement	131,141	1,347	158	115	1,620	546
Consumer Finance	28,762	164	52	40	256	58

Total Loans	$2,273,204	$5,498	$1,385	$4,305	$11,188	$29,138
Loans acquired with deteriorated credit quality (included in the totals above)	$3,698	$33	$-	$134	$167	$1,925

Loans acquired in current year (included in totals above)	$228,225	$2,911	$625	$701	$4,237	$4,855

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

Troubled Debt Restructurings

As of September 30, 2017 and December 31, 2016, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $22.6 million and $16.8 million, respectively. The Company allocated $602,000 and $809,000 of specific reserves to those loans at September 30, 2017 and December 31, 2016, and had committed to lend additional amounts totaling up to $55,000 and $20,000 at September 30, 2017 and December 31, 2016, respectively.

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

Of the loans modified in a TDR, as of September 30, 2017 $9.6 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three month periods and nine month periods ending September 30, 2017 and September 30, 2016:

	Loans Modified as a TDR for the Three Months Ended September 30, 2017 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2017 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	10	$420	18	$923
1-4 Family Non Owner Occupied	0	-	3	104
Multi Family	0	-	0	-
CRE Owner Occupied	0	-	1	116
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	3	280	5	1,731
Other CRE	0	-	2	165
Commercial Working Capital	2	345	7	2,396
Commercial Other	1	47	5	3,511
Home Equity and Improvement	2	72	4	150
Consumer Finance	1	7	3	10
Total	19	$1,171	48	$9,106

The loans described above decreased the ALLL by $5,000 in the three month period ending September 30, 2017 and decreased the ALLL by $29,000 in the nine month period ending September 30, 2017.

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

Of the 2017 modifications, 12 were made TDRs due to the fact that the borrower is in bankruptcy, 5 were made TDR due to terming out lines of credit, 11 were made TDR due to advancing or renewing money to a watch list credit, 7 loans were placed under a forbearance agreement, and 13 were made a TDR because the current debt was refinanced due to maturity or for payment relief.

The following tables present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine month periods ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017 ($ in thousands)		Nine Months Ended September 30, 2017 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	1	225
Commercial Other	0	-	0	-
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	0	$-	1	$225

The TDRs that subsequently defaulted described above had no effect on the allowance for loan losses for the three and nine month periods ended September 30, 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$7,792	$211	$2,557	$-	$163,681	$174,241
1-4 Family Non Owner Occupied	87,087	2,138	3,236	-	4,821	97,282

Total 1-4 Family Real Estate	94,879	2,349	5,793	-	168,502	271,523

Multi-Family Residential Real Estate	208,997	968	2,325	-	112	212,402

CRE Owner Occupied	373,218	10,835	12,287	-	201	396,541
CRE Non Owner Occupied	393,425	4,149	5,473	-	-	403,047
Agriculture Land	118,739	2,563	14,769	-	-	136,071
Other CRE	58,668	221	1,851	-	892	61,632

Total Commercial Real Estate	944,050	17,768	34,380	-	1,093	997,291

Construction	103,565	1,178	-	-	24,590	129,333

Commercial Working Capital	212,733	8,442	8,383	-	-	229,558
Commercial Other	270,813	5,279	6,414	-	-	282,506

Total Commercial	483,546	13,721	14,797	-	-	512,064

Home Equity and Home Improvement	-	-	588	-	132,173	132,761
Consumer Finance	-	-	127	-	28,891	29,018

Total Loans	$1,835,037	$35,984	$58,010	$-	$355,361	$2,284,392

Loans acquired with deteriorated credit quality (included in the totals above)	$46	$1,333	$2,482	-	$4	$3,865

Loans acquired in current year (included in totals above)	$168,826	$4,742	$14,553	-	$44,341	$232,462

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$5,980	$402	$1,824	$-	$132,250	$140,456
Residential Non Owner Occupied	58,041	1,394	3,480	-	4,434	67,349

Total 1-4 Family Real Estate	64,021	1,796	5,304	-	136,684	207,805

Multi-Family Residential Real Estate	192,369	862	3,852	-	114	197,197

CRE Owner Occupied	316,335	20,559	4,430	-	384	341,708
CRE Non Owner Occupied	332,196	1,617	5,435	-	-	339,248
Agriculture Land	98,039	2,355	2,002	-	-	102,396
Other CRE	59,561	60	2,297	-	746	62,664

Total Commercial Real Estate	806,131	24,591	14,164	-	1,130	846,016

Construction	67,751	706	-	-	20,787	89,244

Commercial Working Capital	193,043	8,301	1,490	-	-	202,834
Commercial Other	262,076	3,749	1,752	-	-	267,577

Total Commercial	455,119	12,050	3,242	-	-	470,411

Home Equity and Home Improvement	-	-	696	-	118,317	119,013
Consumer Finance	-	-	90	-	16,594	16,684

Total Loans	$1,585,391	$40,005	$27,348	$-	$293,626	$1,946,370

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance of those loans is as follows (In Thousands):

September 30, 2017

1-4 Family Residential Real Estate	$1,496
Commercial Real Estate Loans	2,963
Commercial	414
Consumer	2
Total Outstanding Balance	$4,875

Recorded Investment, net of allowance of $0	$3,865

Accretable yield, or income expected to be collected, is as follows:

2017

Balance at January 1	$-
New Loans Purchased	1,018
Accretion of Income	(163)
Reclassifications from Non-accretable	-
Charge-off of Accretable Yield	(8)
Balance at September 30	$847

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three or nine months ended September 30, 2017. No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the period ended September 30, 2017 using information as of the date of acquisition are included in the table below. There were no such loans purchased during the year ended December 31, 2016. (In Thousands)

1-4 Family Residential Real Estate	$1,720
Commercial Real Estate	4,724
Commercial	785
Consumer	4
Total	$7,233

Cash Flows Expected to be Collected at Acquisition $ 5,721

Fair Value of Acquired Loans at Acquisition $ 4,703

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $18,000 as of September 30, 2017.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Gain from sale of mortgage loans	$1,200	$1,683	$3,577	$4,103
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	911	885	2,769	2,638
Amortization of mortgage servicing rights	(386)	(536)	(1,101)	(1,281)
Mortgage servicing rights valuation adjustments	(27)	7	21	(118)
	498	356	1,689	1,239

Net revenue from sale and servicing of mortgage loans	$1,698	$2,039	$5,266	$5,342

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.38 billion at September 30, 2017 and $1.37 billion at December 31, 2016.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,154	$9,906	$10,117	$9,893
Loans sold, servicing retained	426	701	1,178	1,459
Amortization	(386)	(536)	(1,101)	(1,281)
Carrying value before valuation allowance at end of period	10,194	10,071	10,194	10,071

Valuation allowance:
Balance at beginning of period	(474)	(770)	(522)	(645)
Impairment recovery (charges)	(27)	7	21	(118)
Balance at end of period	(501)	(763)	(501)	(763)
Net carrying value of MSRs at end of period	$9,693	$9,308	$9,693	$9,308
Fair value of MSRs at end of period	$9,750	$9,493	$9,750	$9,493

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity. A liability of $45,000 and $79,000 was accrued at September 30, 2017 and December 31, 2016, respectively. Expense (credit) recognized related to the accrual was ($34,000) and ($131,000) in the nine months ended September 30, 2017 and 2016, respectively. The reversals are mainly due to no actual losses being recorded in the in the first nine months of 2017 and 2016, respectively.

10.	Deposits

A summary of deposit balances is as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)
Non-interest-bearing checking accounts	$519,911	$487,663
Interest-bearing checking and money market accounts	989,514	816,665
Savings deposits	296,230	243,369
Retail certificates of deposit less than $250,000	504,277	400,080
Retail certificates of deposit greater than $250,000	50,743	33,851
	$2,360,675	$1,981,628

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2017	December 31, 2016
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$92,000	$92,000
Putable advances	5,000	5,000
Amortizable mortgage advances	7,583	6,943
Fair value adjustment on acquired balances	(28)	-
Total	$104,555	$103,943
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Notes payable	$6,500	$-

The putable advance can be put back to the Company at the option of the FHLB on a quarterly basis. A $5.0 million putable advance with a weighted average rate of 2.35% was not yet callable by the FHLB at September 30, 2017. The call date for this advance is December 12, 2017 and the maturity date is March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.83% as of September 30, 2017 and 2.46% as of December 31, 2016.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.71% and 2.34% on September 30, 2017 and December 31, 2016 respectively.

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

On December 29, 2016, First Defiance entered into a loan agreement with First Tennessee Bank for a $20 million line of credit. The rate on the line of credit is at three-month LIBOR plus 1.95%. As of September 30, 2017 and December 31, 2016, the rate payable was 3.28% and 2.91% respectively. The outstanding balance at September 30, 2017 was $6.5 million, is included in notes payable and is due at maturity.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At September 30, 2017
Repurchase agreements:
Mortgage-backed securities – residential	$6,115	$-	$-	$-	$6,115
Collateralized mortgage obligations	16,824	-	-	-	16,824
Total borrowings	$22,939	$-	$-	$-	$22,939
Gross amount of recognized liabilities for repurchase agreements					$22,939

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2016
Repurchase agreements:
Mortgage-backed securities – residential	$21,222	$-	$-	$-	$21,222
Collateralized mortgage obligations	10,594	-	-	-	10,594
Total borrowings	$31,816	$-	$-	$-	$31,816
Gross amount of recognized liabilities for repurchase agreements					$31,816

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$51,442	$175,344	$34,432	$106,356
Unused lines of credit	8,956	413,370	14,384	400,542
Standby letters of credit	-	6,910	-	9,668
Total	$60,398	$595,624	$48,816	$516,566

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $21.7 million and $22.5 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at September 30, 2017 and December 31, 2016, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $21.5 million and $14.1 million of interest rate lock commitments at September 30, 2017 and December 31, 2016, respectively. There were $30.8 million and $22.5 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2017 and December 31, 2016, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Condition. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2017			December 31, 2016
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$821	$-	$821	$491	$-	$491

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$47	$(193)	$330	$237

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

15.	Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2017:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(777)	$272	$(505)
Reclassification adjustment for net gains included in net income	(158)	55	(103)
Total other comprehensive loss	$(935)	$327	$(608)

Nine months ended September 30, 2017:
Securities available for sale:
Change in net unrealized gain/loss during the period	$3,383	$(1,183)	$2,200
Reclassification adjustment for net gains included in net income	(425)	148	(277)
Total other comprehensive income	$2,958	$(1,035)	$1,923

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2016:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$69	$(24)	$45
Reclassification adjustment for net gains included in net income	(151)	53	(98)
Total other comprehensive income (loss)	$(82)	$29	$(53)

Nine months ended September 30, 2016:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$2,579	$(903)	$1,676
Reclassification adjustment for net gains included in net income	(509)	178	(331)
Total other comprehensive income (loss)	$2,070	$(725)	$1,345

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2017	$504	$(289)	$215
Other comprehensive income before reclassifications	2,200	-	2,200
Amounts reclassified from accumulated other comprehensive income	(277)	-	(277)

Net other comprehensive income during period	1,923	-	1,923

Balance September 30, 2017	$2,427	$(289)	$2,138

Balance January 1, 2016	$4,042	$(420)	$3,622
Other comprehensive income (loss) before reclassifications	1,676	-	1,676
Amounts reclassified from accumulated other comprehensive income	(331)	-	(331)

Net other comprehensive income during period	1,345	-	1,345

Balance September 30, 2016	$5,387	$(420)	$4,967

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the income statement as a component of income tax expense (benefit). The Company utilized the proportional amortization method for all of its instruments. As of September 30, 2017 and December 31, 2016 the Company had $9.3 million and $6.8 million in qualified investments recorded in other assets and $6.7 million and $4.3 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of September 30, 2017, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2017	$1,318
2018	1,977
2019	1,372
2020	429
2021	393
Thereafter	1,178
Total Unfunded Commitments	$6,667

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
(dollars in thousands)	2017	2016
Proportional Amortization Method
Tax credits and other tax benefits recognized	$218	$170
Amortization expense in federal income taxes	173	130

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Proportional Amortization Method
Tax credits and other tax benefits recognized	$640	$484
Amortization expense in federal income taxes	502	368

There were no impairment losses of LIHTC investments for the three and nine months ended September 30, 2017 and 2016.

17.	Business Combinations

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

In accordance with ASC 805, the Company expensed approximately $3.7 million of direct acquisition costs, of which $2.8 million was to settle employment and benefit agreements and for personnel expenses related to operating the new Commercial Bancshares locations. The Company recorded $28.7 million of goodwill and $4.9 million of intangible assets. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. The acquisition was consistent with the Company’s strategy to enhance and expand its presence in northwestern and north central Ohio. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits and are being amortized over 10 years on an accelerated basis. For tax purposes, goodwill totaling $28.7 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as part of the Commercial Bancshares acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

February 24, 2017
(In Thousands)

Cash Consideration	$12,340
Equity – Dollar Value of Issued Shares	56,532
Fair Value of Total Consideration Transferred	68,872

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	35,411
Federal Funds Sold	2,769
Securities	4,338
Loans	285,448
FHLB Stock of Cincinnati and Other Stock	2,194
Office Properties and Equipment	5,455
Intangible Assets	4,900
Bank-Owned Life Insurance	8,168
Accrued Interest Receivable and Other Assets	3,606
Deposits – Non-Interest Bearing	(56,061)
Deposits – Interest Bearing	(251,931)
Advances from FHLB	(1,403)
Accrued Interest Payable and Other Liabilities	(2,717)
Total Identifiable Net Assets	40,177

Goodwill	$28,695

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2016 after giving effect to certain adjustments. The unaudited pro forma information for the nine months ended September 30, 2017 and September 30, 2016 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Nine	Pro Forma Nine
	Months Ended	Months Ended
	September 30, 2017	September 30, 2016
	(In Thousands)

Net Interest Income	$73,476	$67,008
Provision for loan losses	2,635	984
Non-Interest Income	30,463	26,646
Non-Interest Expense	62,067	57,453
Income Before Income Taxes	39,237	35,217
Income Tax Expense	13,112	10,733
Net Income	$26,125	$24,484
Diluted Earnings Per Share	$2.58	$2.40

The above pro forma financial information includes approximately $3.1 million of net income related to the operations of Commercial Bancshares during the first nine months of 2017. The above pro forma financial information related to 2017 excludes non-recurring merger costs that totaled $3.7 million on a pre-tax basis.

On April 13, 2017, First Defiance and Corporate One Benefits Agency, Inc. (“Corporate One”) jointly announced the acquisition of Corporate One’s business by First Defiance. The total purchase price paid in cash was made up of the following: $6.5 million was paid at closing, $500,000 is due in July 2018, and $2.3 million at the end of a three-year earn-out based on the compound annual growth rate of net revenue over the performance period of Corporate One, for a total purchase price of $9.3 million. The recorded fair value of the $2.3 million earn-out was $1.8 million at September 30, 2017. As of September 30, 2017, total Company recorded goodwill of $7.9 million and identifiable intangible assets of $756,000 consisting of customer relationship intangible of $564,000 and a non-compete intangible of $192,000. The fair value estimates are preliminary and subject to revision until final values are determined by management, which is expected to occur by December 31, 2017. Corporate One was merged into First Insurance. Corporate One was a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One consulted employers to better manage their employee benefit programs to effectively lead them into the future. It is anticipated that the transaction will enhance employee benefit offerings and expand First Insurance’s presence into adjacent markets in northwest Ohio.

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

Non-GAAP Financial Measures

This document contains GAAP financial measures and certain non-GAAP financial measures which are presented as management believes they are helpful in understanding the Company’s results of operations or financial position. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the nine months ended September 30, 2017 and 2016.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio
($ in Thousands)	September 30, 2017	September 30, 2016
Net interest income (GAAP)	$71,284	$58,404
Add: FTE adjustment	1,432	1,381
Net interest income on a FTE basis (1)	$72,716	$59,785

Noninterest income – less securities gains/losses (2)	$29,759	$25,228
Noninterest expense (3)	64,211	52,913
Average interest-earning assets net of average unrealized gains/losses on securities(4)	2,508,254	2,140,426
Average interest-earning assets	2,511,469	2,148,438
Average unrealized gains/losses on securities	3,215	8,012

Ratios:
Net interest margin (1) / (4)	3.88%	3.73%
Efficiency ratio (3) / (1) + (2)	62.66%	62.24%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2017.

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

First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Lima, Maumee and Oregon, Ohio areas. Effective April 1, 2017, First Defiance acquired the business of Corporate One. Corporate One was merged into First Insurance. Corporate One was a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One consulted employers to better manage their employee benefit programs to effectively lead them into the future. The transaction is expected to enhance employee benefit offerings and expand First Insurance’s presence into adjacent markets in northwest Ohio.

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

In July 2013, the United States banking regulators issued final new capital rules applicable to smaller banking organizations which also implement certain provisions of the Dodd-Frank Act. The new minimum capital requirements became effective on January 1, 2015, and include a new capital conservation buffer and deductions from common equity capital that phases in, through January 1, 2019.

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

The deposit insurance assessment base is average assets less average tangible equity. The FDIC set a target size for the Deposit Insurance Fund at 2% of insured deposits and a lower assessment rate schedule when the fund reaches 1.15% and, in lieu of dividends, the FDIC rule provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. On June 30, 2016, the Deposit Insurance Fund surpassed its target of 1.15%, decreasing the assessment base. The change to the assessment base and assessment rates, as well as the Deposit Insurance Fund restoration time frame, lowered First Defiance’s deposit insurance assessment.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $728,000 at September 30, 2017. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $260.0 million at September 30, 2017. The available-for-sale portfolio included obligations of U.S. Government corporations and agencies ($2.0 million), certain municipal obligations ($96.4 million), CMOs/REMICs ($74.1 million), corporate bonds ($13.1 million), and mortgage backed securities ($74.5 million).

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

Changes in Financial Condition

At September 30, 2017, First Defiance's total assets, deposits and stockholders' equity amounted to $2.93 billion, $2.36 billion and $367.9 million, respectively, compared to $2.48 billion, $1.98 billion and $293.0 million, respectively, at December 31, 2016. Total assets increased $456.7 million, deposits increased $379.0 million and stockholders’ equity increased $74.9 million primarily due to the acquisition of Commercial Bancshares. See Note 17 – Business Combinations for further details regarding the Commercial Bancshares acquisition and the impact to the individual categories.

Net loans receivable (excluding loans held for sale) increased $335.1 million to $2.25 billion. The variance in loans receivable between September 30, 2017 and December 31, 2016 includes an increase of $165.1 million in commercial real estate loans, $63.5 million increase in residential real estate loans (includes $11.5 million of purchased portfolio mortgage loans), $41.2 million increase in commercials loans, $13.8 million increase in home equity loans, $39.7 million increase in construction loans and $12.3 million increase in consumer loans. The net loan amounts acquired from Commercial Bancshares at the acquisition date of February 24, 2017 resulted in a $159.5 million increase in commercial real estate loans a $58.6 million increase in residential real estate loans, a $35.1 million increase in commercial loans, a $15.7 million increase in home equity loans, a $5.6 million increase in construction loans and a $10.9 million increase in consumer loans.

The investment securities portfolio increased $9.6 million to $260.8 million at September 30, 2017 from $251.2 million at December 31, 2016. There was an unrealized gain in the investment portfolio of $4.6 million at September 30, 2017 compared to an unrealized gain of $3.4 million at December 31, 2016.

Goodwill and core deposit and other intangibles increased $36.6 million and $4.7 million, respectively to $98.4 million and $6.1 million, respectively due to the acquisition of Commercial Bancshares and Corporate One. The acquisition of Commercial Bancshares increased goodwill by $28.7 million and core deposit and other intangibles by $4.9 million. The acquisition of Corporate One increased goodwill by $7.9 million and other intangibles by $756,000.

Deposits increased from $1.98 billion at December 31, 2016 to $2.36 billion as of September 30, 2017. Non-interest bearing demand deposits increased $32.2 million to $519.9 million, interest bearing demand and money market deposits increased $172.8 million to $989.5 billion, savings deposits increased $52.9 million to $296.2 million, and retail time deposits increased $121.1 million to $555.1 million. The net deposit amounts acquired from Commercial Bancshares at the acquisition date of February 24, 2017 resulted in a $56.1 million increase in non-interest bearing demand deposits, $122.0 million increase in interest bearing demand and money market deposits, $31.6 million increase in savings deposits and $98.2 million increase in retail time deposits.

Stockholders’ equity increased from $293.0 million at December 31, 2016 to $367.9 million at September 30, 2017. The increase in stockholders’ equity was the result of recording net income of $22.9 million, an increase in other comprehensive income of $1.9 million and an increase due to the acquisition of Commercial Bancshares of $56.5 million as a result of issuing 1.1 million shares of common stock. These were offset by $7.3 million of common stock dividends being paid in the first nine months of 2017.

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

	Three Months Ended September 30,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$2,251,071	$26,025	4.59%	$1,879,760	$20,316	4.30%
Securities	259,310	2,114	3.29 (3)	231,864	1,892	3.37 (3)
Interest bearing deposits	64,090	209	1.29	68,746	104	0.60
FHLB stock	15,992	209	5.18	13,800	137	3.95
Total interest-earning assets	2,590,463	28,557	4.38	2,194,170	22,449	4.09
Non-interest-earning assets	316,332			231,365
Total assets	$2,906,795			$2,425,535

Interest-bearing liabilities:
Deposits	$1,818,670	$2,391	0.52%	$1,487,465	$1,635	0.44%
FHLB advances and other	104,648	431	1.63	84,598	322	1.51
Subordinated debentures	36,158	239	2.62	36,140	191	2.10
Securities sold under repurchase agreements	28,182	13	0.18	52,948	35	0.26
Total interest-bearing liabilities	1,987,658	3,074	0.61	1,661,151	2,183	0.52
Non-interest bearing deposits	520,147	-		441,903	-
Total including non-interest bearing demand deposits	2,507,805	3,074	0.49	2,103,054	2,183	0.41
Other non-interest-bearing liabilities	35,378			33,872
Total liabilities	2,543,183			2,136,926
Stockholders' equity	363,612			288,609
Total liabilities and stock- holders' equity	$2,906,795			$2,425,535
Net interest income; interest rate spread		$25,483	3.77%		$20,266	3.57%
Net interest margin (4)			3.91%			3.69%
Average interest-earning assets to average interest-bearing liabilities			130%			132%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Securities yield=annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$2,171,733	$73,415	4.52%	$1,834,981	$59,395	4.32%
Securities	257,924	6,475	3.40 (3)	230,058	5,899	3.55 (3)
Interest bearing deposits	66,299	555	1.12	69,599	287	0.55
FHLB stock	15,513	562	4.84	13,800	413	4.00
Total interest-earning assets	2,511,469	81,007	4.32	2,148,438	65,994	4.12
Non-interest-earning assets	301,091			228,496
Total assets	$2,812,560			$2,376,934

Interest-bearing liabilities:
Deposits	$1,743,769	$6,357	0.49%	$1,457,010	$4,613	0.42%
FHLB advances	104,616	1,211	1.55	82,598	940	1.52
Subordinated debentures	36,155	682	2.51	36,140	548	2.03
Securities sold under repurchase agreements	27,484	41	0.20	56,615	108	0.27
Total interest-bearing liabilities	1,912,024	8,291	0.58	1,630,363	6,209	0.51
Non-interest bearing deposits	521,161	-		432,274	-
Total including non-interest bearing demand deposits	2,433,185	8,291	0.46	2,062,637	6,209	0.40
Other non-interest-bearing liabilities	34,183			30,886
Total liabilities	2,467,368			2,093,523
Stockholders' equity	345,192			283,411
Total liabilities and stock- holders' equity	$2,812,560			$2,376,934
Net interest income; interest rate spread		$72,716	3.74%		$59,785	3.61%
Net interest margin (4)			3.88%			3.73%
Average interest-earning assets to average interest-bearing liabilities			131%			132%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Securities yield=annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

Results of Operations

Three Months Ended September 30, 2017 and 2016

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2017 was $9.4 million compared to net income of $7.0 million for the comparable period in 2016. On a per share basis, basic and diluted earnings per common share for the three months ended September 30, 2017 were both $0.92, compared to basic and diluted earnings per common share of $0.78 each for the quarter ended September 30, 2016.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $25.0 million for the quarter ended September 30, 2017, up from $19.8 million for the same period in 2016. The tax-equivalent net interest margin was 3.91% for the quarter ended September 30, 2017, an increase from 3.69% for the same period in 2016. The increase in margin between the 2017 and 2016 third quarters was primarily due to CSB’s earning asset mix as well an increase in interest rates. The yield on interest-earning assets was 4.38% for the quarter ended September 30, 2017, up 29 basis points from 4.09% for the same period in 2016. The cost of interest-bearing liabilities between the two periods increased 9 basis points to 0.61% in the third quarter of 2017 from 0.52% in the same period in 2016.

Total interest income increased $6.1 million to $28.1 million for the quarter ended September 30, 2017 from $22.0 million for the quarter ended September 30, 2016. This is due to continued loan growth, the CSB acquisition and a more profitable earning asset mix. Income from loans increased to $26.0 million for the quarter ended September 30, 2017 compared to $20.3 million for the same period in 2016 due to average loan growth of $371.3 million due primarily from the CSB acquisition. The increase in the loan portfolio yield to 4.59% at September 30, 2017 was due to increasing interest rates and the acquisition of CSB as the weighted average yield at the acquisition date was 4.59%. The investment interest income increased $190,000 in the third quarter of 2017 to $1.7 million; however, the yield dropped 8 basis points to 3.29% at September 30, 2017 compared to 3.37% at September 30, 2016. The decline in investment yield is primarily attributable to the reinvestment of matured securities at lower yields. Income from interest bearing deposits and FHLB stock increased to $209,000 and $209,000 respectively in the third quarter of 2017 compared to $104,000 and $137,000 for the same period in 2016 due to increased interest rates.

Interest expense increased by $891,000 in the third quarter of 2017 compared to the same period in 2016, to $3.1 million from $2.2 million. The cost of interest bearing liabilities increased 9 basis points from 0.52% at September 30, 2016 to 0.61% at September 30, 2017. Interest expense related to interest-bearing deposits was $2.4 million in the third quarter of 2017 compared to $1.6 million for the same period in 2016. Interest expense recognized by the Company related to FHLB advances was $431,000 in the third quarter of 2017 compared to $322,000 for the same period in 2016 due mainly to increased volumes. Expenses on subordinated debentures and notes payable were $239,000 and $13,000 respectively in the third quarter of 2017 compared to $191,000 and $35,000 respectively for the same period in 2016.

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

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserve portion of the allowance for loan losses was $614,000 at September 30, 2017 and $809,000 at December 31, 2016.

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

The quantitative general allowance decreased $2.1 million to $6.6 million at September 30, 2017 from $8.7 million at December 31, 2016 primarily due to a decrease in the historical loss rates from the migration analysis.

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

The qualitative analysis at September 30, 2017 indicated a general reserve of $19.2 million compared with $16.4 million at December 31, 2016, an increase of $2.8 million. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all commercial and commercial loan segments were reduced in all loan segments in the first nine months of 2017 due to stability in the U.S. economy and forecasts for continued strengthening of the labor market.

The environmental factors increased slightly in the first nine months of 2017 in the commercial, commercial real estate and construction loan segments due to an increase in credit concentration in both loans to one borrower and portfolio concentration limits as well as changes in the lending staff.

The risk factors for all loan segments, but particularly the commercial loan segment, were increased in the first nine months of 2017 due to unfavorable trends in the levels of non-performing loans and classified assets. The increase is mainly attributable to two loan relationships that were downgraded and placed on non-accrual in the second quarter.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.46% for construction loans to 1.60% for home equity and improvement loans at September 30, 2017.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the third quarter of 2017 was $462,000 compared to $15,000 for the same period in 2016. The allowance for loan losses was $26.3 million at September 30, 2017 and $25.9 million at December 31, 2016. The allowance for loans losses represented 1.16% of loans, net of undisbursed loan funds and deferred fees and costs, at September 30, 2017 and 1.33% at December 31, 2016.

The provision of $462,000 was offset by charge offs of $236,000 and with the addition of recoveries of $200,000, resulted in an increase to the overall allowance for loan loss of $426,000 for the third quarter of 2017. In management’s opinion, the overall allowance for loan losses of $26.3 million as of September 30, 2017 is adequate. The loans acquired from CSB were recorded at fair value with purchase accounting adjustments discounting the loan balance instead of an allowance for loan losses.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended September 30, 2017, there were no write-downs of real estate held for sale. Management believes that the values recorded at September 30, 2017 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $57.6 million at September 30, 2017, compared to $27.5 million at December 31, 2016, an increase of $30.1 million. There were two loan relationships totaling $13.6 million that were downgraded and resulted in an increase in net charge offs in the second quarter of 2017.In addition, there were $16.4 million of newly classified loans from the CSB acquisition due to new financial information received.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 90.4% at September 30, 2017 compared with 180.4% at December 31, 2016. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at September 30, 2017 are appropriate. Of the $29.2 million in non-accrual loans at September 30, 2017, $24.8 million or 85.2% are less than 90 days past due.

At September 30, 2017, First Defiance had total non-performing assets of $29.7 million, compared to $14.8 million at December 31, 2016. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at September 30, 2017 and December 31, 2016 by category were as follows:

Table 1 – Nonperforming Asset

	September 30,	December 31,
	2017	2016
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$3,368	$2,928
Non-residential and multi-family residential real estate	17,110	9,592
Commercial	8,070	1,007
Construction	-	-
Home equity and improvement	545	730
Consumer Finance	59	91
Total non-performing loans	29,152	14,348

Real estate owned	532	455
Total repossessed assets	$532	455

Total Nonperforming assets	$29,684	$14,803

Restructured loans, accruing	$13,044	$10,544

Total nonperforming assets as a percentage of total assets	1.01%	0.60%
Total nonperforming loans as a percentage of total loans*	1.28%	0.74%
Total nonperforming assets as a percentage of total loans plus REO*	1.30%	0.76%
Allowance for loan losses as a percent of total nonperforming assets	88.74%	174.86%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 1.58% of the total loans in that category at September 30, 2017 compared to 0.21% for the same category at December 31, 2016. Non-performing loans in the non-residential and multi-family residential real estate loan category were 1.42% of the total loans in this category at September 30, 2017 compared to 0.92% at December 31, 2016. This increase is due to the downgrade of two loan relationships that were placed on nonaccrual during the second quarter. Non-performing loans in the residential loan category represented 1.24% of the total loans in that category at September 30, 2017 compared to 1.41% for the same category at December 31, 2016.

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

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-Accruals by Loan Type

	For the Nine Months Ended September 30, 2017		As of September 30, 2017
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$9	0.41%	$3,368	11.55%
Construction	-	0.00%	-	0.00%
Commercial real estate	148	6.80%	17,110	58.69%
Commercial	1,864	85.58%	8,070	27.69%
Consumer	29	1.33%	59	0.20%
Home equity and improvement	128	5.88%	545	1.87%
Total	$2,178	100.00%	$29,152	100.00%

	For the Nine Months Ended September 30, 2016		As of September 30, 2016
	Net Charge-offs (Recoveries)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$80	(73.39)%	$2,920	16.05%
Construction	-	0.00%	-	0.00%
Commercial real estate	(376)	344.94%	11,302	62.10%
Commercial	147	(134.86)%	3,245	17.83%
Consumer finance	(17)	15.60%	13	0.07%
Home equity and improvement	57	(52.29)%	718	3.95%
Total	$(109)	100.00%	$18,198	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	3rd 2017	2nd 2017	1st 2017	4th 2016	3rd 2016
	(In Thousands)

Allowance at beginning of period	$25,915	$25,749	$25,884	$25,923	$25,948
Provision for credit losses	462	2,118	55	(149)	15
Charge-offs:
Residential	60	-	49	147	111
Commercial real estate	-	110	290	-	79
Commercial	64	2,027	-	234	26
Consumer finance	20	21	71	53	24
Home equity and improvement	92	100	54	98	74
Total charge-offs	236	2,258	464	532	314
Recoveries	200	306	274	642	274
Net charge-offs	36	1,952	190	(110)	40
Ending allowance	$26,341	$25,915	$25,749	$25,884	$25,923

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,538	11.33%	$2,641	11.68%	$2,621	11.86%	$2,627	10.20%	$2,432	10.34%
Construction	578	10.23%	540	9.91%	458	8.55%	450	8.99%	412	8.76%
Commercial real estate	12,774	50.38%	12,329	49.93%	12,332	51.12%	12,853	51.13%	12,787	51.64%
Commercial	8,025	21.32%	7,973	21.75%	7,809	21.59%	7,361	23.05%	7,879	22.56%
Consumer	241	1.21%	233	1.22%	229	1.19%	207	0.82%	216	0.85%
Home equity and improvement	2,185	5.53%	2,199	5.51%	2,300	5.69%	2,386	5.81%	2,197	5.85%
	$26,341	100.00%	$25,915	100.00%	$25,749	100.00%	$25,884	100.00%	$25,923	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	3rd Qtr 2017	2nd Qtr 2017	1st Qtr 2017	4th Qtr 2016	3rd Qtr2016
Allowance for loan losses / loans*	1.16%	1.15%	1.15%	1.33%	1.35%
Allowance for loan losses / non-performing assets	88.74%	83.51%	163.19%	174.86%	137.14%
Allowance for loan losses / non-performing loans	90.36%	85.36%	171.82%	180.40%	142.45%
Non-performing assets / loans plus REO*	1.30%	1.38%	0.70%	0.76%	0.98%
Non-performing assets / total assets	1.01%	1.07%	0.54%	0.60%	0.77%
Net charge-offs / average loans (annualized)	0.01%	0.35%	0.04%	-0.02%	0.01%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $1.0 million in the third quarter of 2017 to $9.5 million from $8.5 million for the same period in 2016 due largely to the inclusion of operations from the CSB and Corporate One acquisitions.

Service Fees. Service fees and other charges increased by $388,000 or 14.0% in the third quarter of 2017 compared to the same period in 2016.

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending September 30, 2017 and 2016 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $641,000 and $588,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $19,000 at September 30, 2017, $14,000 at December 31, 2016 and $16,000 at September 30, 2016.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $341,000 to $1.7 million for the third quarter of 2017 compared to $2.0 million for the same period of 2016. Mortgage originations totaled $71.8 million in the third quarter of 2017, down from $101.7 million in the same quarter in 2016. Gains realized from the sale of mortgage loans decreased in the third quarter of 2017 to $1.2 million from $1.7 million in the third quarter of 2016. The mortgage loan servicing revenue increased $26,000 to $911,000 in the third quarter of 2017 compared to $885,000 in the same period in 2016. The Company recorded a negative valuation adjustment of $27,000 on mortgage servicing rights in the third quarter of 2017 compared to a positive valuation adjustment of $7,000 in the third quarter of 2016.

Insurance Commission Income. Income from the sale of insurance and investment products was $3.1 million in the third quarter of 2017, an increase of $609,000 from $2.5 million in the third quarter of 2016. The increase is due to added commissions from the Corporate One merger.

Other Non-Interest Income. Other non-interest income was $415,000 in the third quarter of 2017, an increase of $110,000 compared to the same period in 2016 mainly due to gains from the sale of real estate owned and an increase in the value of the assets of the deferred compensation plan.

Non-Interest Expense.

Non-interest expense increased $2.1 million to $20.4 million for the third quarter of 2017 compared to $18.3 million for the same period in 2016. The increase in non-interest expenses was mostly due to the additional expenses from the operations of CSB and Corporate One acquisitions.

Compensation and Benefits. Compensation and benefits increased to $11.8 million for the quarter ended September 30, 2017 from $10.3 million for the same period in 2016. The increase of $1.5 million is mainly attributable to personnel expenses related to operating the new CSB and Corporate One locations.

Data Processing. Data processing expense increased $252,000 to $1.9 million for the quarter ended September 30, 2017 compared to $1.6 million for the same period in 2016 again mainly due to the CSB merger as well as increased costs related to other strategic initiatives.

Other Non-Interest Expenses. Other non-interest expenses increased $88,000 to $3.7 million for the quarter ended September 30, 2017 from $3.6 million for the same period in 2016. There were no merger and conversion related cost in the third quarter of 2017 compared to $299,000 in the third quarter of 2016. This decrease was offset by increases in expenses associated with loan origination, auditing and marketing.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2017 was 58.70% compared to 63.87% for the third quarter of 2016.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 31.0% for the quarter ended September 30, 2017 compared to 29.8% for the same period in 2016. The tax rate for the third quarter of 2017 is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Nine Months Ended September 30, 2017 and 2016

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2017 was $22.9 million compared to income of $21.5 million for the same period in 2016. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2017 were $2.31 and $2.29, respectively, compared to basic and diluted earnings per common share of $2.39 and $2.37, respectively, for the same period in 2016.

The first nine months of 2017 includes the results from the operations of the CSB acquisition completed on February 24, 2017 and Corporate One acquired on April 1, 2017. In addition, the first nine months of 2017 includes merger and conversion expenses related to the acquisitions of $4.0 million, which had an after tax impact of $2.8 million, or $0.28 per diluted share.

Net Interest Income

Net interest income was $71.3 million for the first nine months of 2017 compared with $58.4 million in the first nine months of 2016. Average interest-earning assets increased to $2.51 billion in the first nine months of 2017 compared to $2.15 billion in the first nine months of 2016.

For the nine month period ended September 30, 2017, total interest income increased by $15.0 million to $79.6 million compared to $64.6 million for the same period in 2016. Interest expense increased by $2.1 million to $8.3 million for the nine months ended September 30, 2017 compared to $6.2 million for the same period in 2016.

Net interest margin for the first nine months of 2017 was 3.88%, up 15 basis points from the 3.73% margin reported in the nine month period ended September 30, 2016.

Provision for Loan Losses

The provision for loan losses was $2.6 million for the nine months ended September 30, 2017, compared to $432,000 during the nine months ended September 30, 2016. Year to date 2017 charge-offs were $3.0 million and recoveries of previously charged off loans totaled $780,000 for net charge offs of $2.2 million. By comparison, $887,000 of charge-offs were recorded in the same period of 2016 and $996,000 of recoveries were realized for net recoveries of $109,000.

Non-Interest Income

Total non-interest income increased $4.5 million to $30.2 million for the nine months ended September 30, 2017 from $25.7 million recognized for the same period in 2016.

Service Fees. Service fees and other charges were $9.1 million for the first nine months of 2017, up from $8.2 million for the same period in 2016. This is primarily due to the CSB merger.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $76,000 to $5.27 million for the nine months ended September 30, 2017 from $5.34 million for the same period in 2016. Gains realized from the sale of mortgage loans decreased $526,000 to $3.6 million for the first nine months of 2017 from $4.1 million for the same period in 2016. Mortgage loan servicing revenue increased to $2.8 million in the first nine months of 2017 from $2.6 million for the same period in 2016. The Company recorded a positive valuation adjustment of $21,000 in the first nine months of 2017 compared to a negative adjustment of $118,000 in the first nine months of 2016.

Sale of Non Mortgage Loans. Gain on the sale of non-mortgages, which includes SBA and FSA loans, totaled $172,000 in the first nine months of 2017, a $432,000 decrease compared to $604,000 in the first nine months of 2016, due to a decrease in the volume of sellable SBA and FSA loans.

Insurance Commission Income. Income from the sale of insurance and investment products was $9.8 million in the first nine months of 2017, an increase of $1.7 million from $8.1 million in the first nine months of 2016. The increase is primarily due to added commissions from the Corporate One merger and a $400,000 increase in contingent commission income recognized in 2017 compared to 2016.

Bank-Owned Life Insurance. Income from bank-owned life insurance was $2.7 million in the first nine months of 2017, an increase of $2.0 million from $686,000 in the same period of 2016. In February 2017, the Company surrendered an underperforming BOLI policy and recorded a tax penalty of $1.7 million (recorded in income tax expense) and purchased a new BOLI policy receiving a $1.5 million enhancement value gain.

Non-Interest Expense

Non-interest expense was $64.2 million for the first nine months of 2017, up from $52.9 million for the same period in 2016.

Compensation and Benefits. Compensation and benefits increased to $37.6 million for the nine months ended September 30, 2017 compared to $30.3 million for the same period in 2016. The increase is mainly related to merit increases, staff additions to support growth strategies and increased personnel expenses related to operating the new CSB and Corporate One locations.

Data Processing. Data processing expense increased $1.1 million to $5.8 million year to date 2017 compared to $4.7 million for the same period in 2016 due to the CSB acquisition and other strategic spending initiatives.

Other Non-Interest Expenses. Other non-interest expenses increased $2.0 million to $11.7 million for the first nine months of 2017 from $9.7 million for the same period in 2016. The increase in other non-interest expense is primarily due to CSB and Corporate One merger and conversion related costs of $1.1 million as well as increased expenses associated with loan origination, legal fees and general operating expenses which as a result of an expanded customer base.

The efficiency ratio for the first nine months of 2017 was 62.66% compared to 62.24% for the same period in 2016.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $22.0 million of cash provided by operating activities during the first nine months of 2017. The Company's cash provided by operating activities resulted from the origination of loans held for sale and net income mostly offset by the proceeds on the sale of loans.

At September 30, 2017, First Federal had $226.8 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $429.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $21.7 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

The Company met each of the well capitalized ratio guidelines at September 30, 2017. The following table indicates the capital ratios for First Defiance and First Federal at September 30, 2017 and December 31, 2016. (In Thousands):

September 30, 2017
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$267,424	10.43%	$115,396	4.5%	N/A	N/A
First Federal	$294,325	11.49%	$115,250	4.5%	$166,523	6.5%

Tier 1 Capital (1)
Consolidated	$302,424	10.78%	$112,188	4.0%	N/A	N/A
First Federal	$294,325	10.51%	$111,981	4.0%	$139,976	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$302,424	11.79%	$153,862	6.0%	N/A	N/A
First Federal	$294,325	11.49%	$153,713	6.0%	$204,951	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$328,765	12.82%	$205,149	8.0%	N/A	N/A
First Federal	$320,666	12.52%	$204,951	8.0%	$256,189	10.0%

(1)	Excludes capital conservation buffer of 1.25% as of September 30, 2017
(2)	Core capital is computed as a percentage of adjusted total assets of $2.80 billion for consolidated and the Bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.56 billion for consolidated and the Bank, respectively.

December 31, 2016
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$234,809	10.45%	$101,108	4.5%	N/A	N/A
First Federal	$242,928	10.81%	$101,116	4.5%	$146,057	6.5%

Tier 1 Capital (1)
Consolidated	$269,809	11.24%	$95,975	4.0%	N/A	N/A
First Federal	$242,928	10.14%	$95,791	4.0%	$119,739	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$269,809	12.01%	$134,811	6.0%	N/A	N/A
First Federal	$242,928	10.81%	$134,822	6.0%	$179,763	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$295,693	13.16%	$179,748	8.0%	N/A	N/A
First Federal	$268,812	11.96%	$179,763	8.0%	$224,703	10.0%

(1)	Excludes capital conservation buffer of 0.625% as of December 31, 2016
(2)	Core capital is computed as a percentage of adjusted total assets of $2.40 billion for consolidated and $2.39 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.25 billion for consolidated and the Bank.

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

The table below presents, for the twelve months subsequent to September 30, 2017 and December 31, 2016, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of September 30, 2017, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2017 was slightly more liability sensitive for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2016.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2017		December 31, 2016
Gradual Change in Interest Rates
+200	$917	0.93%	$1,970	2.32%
+100	472	0.48%	972	1.14%
-100	(3,023)	-3.07%	(2,201)	-2.59%

Immediate Change in Interest Rates
+200	$2,179	2.15%	$4,236	4.99%
+100	1,132	1.12%	2,131	2.51%
-100	(6,125)	-6.04%	(4,132)	-4.87%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the board mandated guidelines as of September 30, 2017 except for the down 100 basis points over the first twelve months in a static and dynamic-shock balance sheet as well as in the down 100 basis points for a cumulative twenty-four months in a static and dynamic ramp balance sheet. Management is reviewing the board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with board guidelines.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of September 30, 2017 was considered to be unlikely given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2017 and the year-ended December 31, 2016.

September 30, 2017
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	670,902	98,100	17.13%
+ 300 bp	652,116	79,314	13.85%
+ 200 bp	630,161	57,360	10.01%
+ 100 bp	603,939	31,137	5.44%
0 bp	572,801	-	-
- 100 bp	531,789	(41,013)	(7.16)%

December 31, 2016
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	569,397	85,791	17.74%
+ 300 bp	553,285	69,679	14.41%
+ 200 bp	534,478	50,873	10.52%
+ 100 bp	512,132	28,526	5.90%
0 bp	483,606	-	-
- 100 bp	429,266	(34,339)	(7.10)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended September 30, 2017.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, June 30, 2017				377,500
July 1 – July 31, 2017	-	$-	-	377,500
August 1 – August 31, 2017	-	-	-	377,500
September 1 – September 30, 2017	-	-	-	377,500
Total	-	$-	-	377,500

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% of the outstanding common shares or 450,000 shares. There is no expiration date for the repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated August 23, 2016, by and between First Defiance and Commercial Bancshares, Inc. (1)
Exhibit 2.2	Amendment to Agreement and Plan of Merger, dated October 31, 2016, by and between First Defiance and Commercial Bancshares, Inc. (2)
Exhibit 3.1	Articles of Incorporation of First Defiance, as amended (3)
Exhibit 3.2	Code of Regulations of First Defiance (3)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at September 30, 2017 and December 31, 2016, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Nine Months ended September 30, 2017 and 2016 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2017 and 2016, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2017 and 2016, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in Form 8-K filed August 24, 2016 (Film No. 161848221).
(2)	Incorporated herein by reference to the like numbered exhibit in Form 10-K for the year ended December 31, 2016 (Film No. 17645447).
(3)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-3 (File No. 333-163014), filed on November 10, 2009.

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: November 8, 2017	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: November 8, 2017	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

