Form 10-K
period 2017-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2018-02-28
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended	December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	0-26850

FIRST DEFIANCE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (419) 782-5015

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2017, was approximately $517.0 million.

As of February 23, 2018, there were issued and outstanding 10,182,308 shares of the Registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for the 2018 Annual Meeting of the Registrant’s shareholders.

First Defiance Financial Corp.

Annual Report on Form 10-K

PART I

Item 1. Business

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal” or “the Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (collectively, “the Subsidiaries”), focuses on traditional banking and property, casualty, life and group health insurance products.

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

Effective February 24, 2017, the Company acquired Commercial Bancshares, Inc. (“Commercial Bancshares”) and its subsidiary, The Commercial Savings Bank (“CSB”), pursuant to an Agreement and Plan of Merger (“merger agreement”), dated August 23, 2016. The acquisition was accomplished by the merger of Commercial Bancshares into First Defiance, immediately followed by the merger of CSB into First Defiance’s banking subsidiary, First Federal. Prior to the consummation of the mergers, CSB operated 7 full-service banking offices in northwest and north central Ohio and 1 commercial loan production office in central Ohio. Commercial Bancshares’ consolidated assets and equity (unaudited) as of February 24, 2017 totaled $348.4 million and $37.5 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

On April 13, 2017, First Defiance and Corporate One Benefits Agency, Inc. (“Corporate One”) jointly announced the acquisition of Corporate One’s business by First Defiance. The total purchase price paid in cash was made up of the following: $6.5 million was paid at closing, $500,000 will be due in July 2018, and approximately $2.3 million will be due at the end of a three-year earn-out based on the compound annual growth rate of net revenue over the performance period of Corporate One, for a total purchase price of $9.3 million. The recorded fair value of the $2.3 million earn-out was $1.8 million at December 31, 2017. As of December 31, 2017, total Company recorded goodwill of $7.9 million, identifiable intangible assets of $756,000 (consisting of customer relationship intangible of $564,000 and a non-compete intangible of $192,000) from the acquisition of Corporate Ones business. Corporate One was a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One provided consulting services to employers regarding management and modernization of their employee benefit program. It is anticipated that the transaction will enhance employee benefit products offered by First Insurance and expand First Insurance’s presence into adjacent markets in northwest Ohio.

At December 31, 2017, the Company had consolidated assets of $3.0 billion, consolidated deposits of $2.4 billion, and consolidated stockholders’ equity of $373.3 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

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

The Subsidiaries

The Company’s core business operations are conducted through its subsidiaries:

First Federal Bank of the Midwest: First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through thirty-six full-service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Marion, Ottawa, Paulding, Putnam, Seneca, Williams, Wood, and Wyandot counties in northwest and central Ohio, two full-service banking center offices in Allen County in northeast Indiana, five full-service banking center offices in Lenawee County in southeast Michigan and one commercial loan production office in Ann Arbor, Michigan that was opened late in the fourth quarter of 2017.

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

First Insurance Group of the Midwest: First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business through offices located in the Archbold, Bowling Green, Bryan, Defiance, Findlay, Fostoria, Lima, Maumee, Oregon, and Tiffin, Ohio areas. The Maumee and Oregon offices were consolidated into a new office in Sylvania, Ohio in January 2018. First Insurance offers property and casualty insurance, life insurance and group health insurance.

First Defiance Risk Management: First Defiance Risk Management was incorporated on December 20, 2012, as a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer.

Business Strategy

First Defiance’s primary objective is to be a high-performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Mission & Vision and Core Values initiatives. First Defiance also has a tagline of “Better Together” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization. In the later part of 2017, the Company recognized the need to adapt its organization structure to meet certain future strategic objectives and to continue its past success. The Company believes that fully utilizing the strengths of its leadership team and a structure that supports strategic initiatives will enhance its ability to achieve even more milestones in the future. With that being said, the Company redefined its market areas to support strategies to enhance processes and efficiencies to support overall growth. The new structure includes three metro markets; Toledo, Ohio, Fort Wayne, Indiana, and Columbus, Ohio and two legacy markets; Southern Market Area and Northern Market Area.

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

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. First Federal also offers online and mobile banking services.

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

Securities

First Defiance’s securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer, Controller, and the Chief Administration Officer can each approve transactions up to $3.0 million. Two of the three officers are required to approve transactions between $3.0 million and $5.0 million. All transactions in excess of $5.0 million must be approved by the Board of Directors.

First Defiance’s investment portfolio includes 76 CMO issues totaling $93.9 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2017.

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

The carrying value of securities at December 31, 2017, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Rate	Years	Rate	Years	Rate	Years	Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$6,334	3.12%	$22,269	3.08%	$17,149	3.02%	$11,817	3.33%	$57,569	3.12%
CMOs	12,751	3.11	43,744	3.10	31,600	3.12	6,250	3.31	94,345	3.12
U.S. government and federal agency obligations	-	-	519	2.00	-	-	-	-	519	2.00
Obligations of states and political subdivisions (1)	1,423	4.37	9,425	3.39	36,965	3.76	42,911	3.37	90,724	3.55
Corporate bonds	-	-	10,017	2.29	2,897	2.58	-	-	12,914	2.36
Total	$20,508		$85,974		$88,611		$60,978		$256,071
Unamortized premiums/ (discounts)									4,303
Unrealized gain on securities available for sale and unrecognized gain on held to maturity									924
Total									$261,298

(1)	Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2017	2016	2015
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$508	$3,915	$2,994
Obligations of state and political subdivisions	92,828	88,043	90,389
CMOs, REMICS and mortgage-backed securities	154,210	146,019	138,074
Trust preferred stock and preferred stock	1	2	1
Corporate bonds	13,103	13,013	4,977
Total	$260,650	$250,992	$236,435

Held-to-maturity securities:
Mortgage-backed securities	$68	$91	$119
Obligations of state and political subdivisions	580	93	124
Total	$648	$184	$243

For additional information regarding First Defiance’s investment portfolio, refer to Note 5 – Investment Securities to the Consolidated Financial Statements.

Interest-Bearing Deposits

The Company had $55.0 million and $46.0 million in overnight investments at the Federal Reserve at December 31, 2017 and 2016, respectively, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $2.0 million and $1.8 million at December 31, 2017 and 2016, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2017, First Federal serviced 14,447 loans totaling $1.37 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to Freddie Mac, Fannie Mae and FHLB. At December 31, 2017, 65.92%, 33.32% and 0.70% of the Company’s sold loans were to Freddie Mac, Fannie Mae and FHLB, respectively.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2017			2016			2015
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in Thousands)

Less than 3.00%	2,024	$189,700	13.69%	2,191	$225,328	16.42%	1,836	$188,916	14.06%
3.00% -3.99%	6,598	710,084	51.22	6,279	682,157	49.72	5,606	603,875	44.94
4.00% -4.99%	3,919	377,821	27.26	3,551	332,023	24.20	3,924	379,917	28.28
5.00% - 5.99%	1,122	68,423	4.94	1,405	83,775	6.11	1,761	110,616	8.23
6.00% - 6.99%	626	33,658	2.43	749	41,055	2.99	922	50,937	3.79
7.00% and over	158	6,382	0.46	175	7,680	0.56	209	9,461	0.70
Total	14,447	$1,386,068	100.00%	14,350	$1,372,018	100.00%	14,258	$1,343,722	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens.

The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	December 31
	2017				2016				2015
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)

1–5 years	444	3.07%	$8,346	0.60%	529	3.69%	$7,432	0.54%	680	4.77%	$10,801	0.80%
6–10 years	2,557	17.70	162,190	11.70	1,784	12.43	102,132	7.44	1,563	10.97	89,364	6.65
11–15 years	3,012	20.85	278,655	20.10	3,671	25.58	343,750	25.05	3,759	26.36	349,986	26.05
16–20 years	1,258	8.71	109,300	7.89	1,526	10.63	135,540	9.88	1,635	11.47	144,249	10.74
21–25 years	2,460	17.03	248,919	17.96	1,846	12.86	169,496	12.35	1,833	12.85	169,889	12.64
More than 25 years	4,716	32.64	578,658	41.75	4,994	34.81	613,668	44.74	4,788	33.58	579,433	43.12
Total	14,447	100.00%	$1,386,068	100.00%	14,350	100.00%	$1,372,018	100.00%	14,258	100.00%	$1,343,722	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2017, First Federal’s limit on loans-to-one borrower was $48.8 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $25.0 million, $24.8 million, $24.4 million, $23.2 million and $22.3 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2017.

Loan Portfolio Composition – The net increase in net loans receivable over the prior year was $407.4 million (including $285.4 million acquired from CSB), $137.8 million and $154.8 million at December 31, 2017, 2016, and 2015, respectively. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in the northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $838.1 million at December 31, 2017, which represents 34.9% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
1-4 family residential	$274,862	11.1%	$207,550	10.2%	$205,330	11.0%	$206,437	12.2%	$195,752	12.2%
Multi-family residential	248,092	10.1	196,983	9.7	167,558	9.0	156,530	9.3	148,952	9.2
Commercial real estate	987,129	40.0	843,579	41.5	780,870	41.8	683,958	40.6	670,666	41.6
Construction	265,476	10.8	182,886	9.0	163,877	8.7	112,385	6.7	86,058	5.3
Total real estate loans	1,775,559	72.0	1,430,998	70.4	1,317,635	70.5	1,159,310	68.8	1,101,428	68.3

Other:

Commercial	526,142	21.3	469,055	23.0	419,349	22.4	399,730	23.7	388,236	24.1
Home equity and improvement	135,457	5.5	118,429	5.8	116,962	6.2	111,813	6.6	106,930	6.6
Consumer finance	29,109	1.2	16,680	0.8	16,281	0.9	15,466	0.9	16,902	1.0
	690,708	28.0	604,164	29.6	552,592	29.5	527,009	31.2	512,068	31.7
Total loans	2,466,267	100.0%	2,035,162	100.0%	1,870,227	100.0%	1,686,319	100.0%	1,613,496	100.0%
Less:
Undisbursed loan funds	115,972		93,355		66,902		38,653		32,290
Net deferred loan origination fees	1,582		1,320		1,108		880		758
Allowance for loan losses	26,683		25,884		25,382		24,766		24,950
Net loans	$2,322,030		$1,914,603		$1,776,835		$1,622,020		$1,555,498

In addition to the loans reported above, First Defiance had $10.4 million, $9.6 million, $5.5 million, $4.5 million, and $9.1 million in loans classified as held for sale at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2017, regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Years After December 31, 2017
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$502,526	$203,035	$769,909	$146,336	$65,905	$87,848	$1,775,559
Other loans:
Commercial	361,561	59,542	96,673	8,243	123	-	526,142
Home equity and improvement	121,475	3,108	7,768	1,678	840	588	135,457
Consumer finance	13,710	6,176	8,216	970	37	-	29,109
Total	$999,272	$271,861	$882,566	$157,227	$66,905	$88,436	$2,466,267

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2017, which has fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)

Real estate	$475,443	$797,590	$1,273,033
Commercial	120,148	44,433	164,581
Other	27,893	1,488	29,381
	$623,484	$843,511	$1,466,995

Originations, Purchases and Sales of Loans – The lending activities of First Federal are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from existing customers, real estate brokers, developers and builders, newspaper, internet and radio advertising and walk-in customers.

First Federal’s loan approval process for all types of loans is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the collateral that will secure the loan.

A commercial loan application is first reviewed by a commercial lender and underwritten by a commercial credit analyst. The commercial lender may approve credits within their lending limit, and another loan officer with limits sufficient to cover the exposure must approve credits exceeding an individual’s lending limit. All credits which exceed $250,000 in aggregate exposure must be presented for review or approval to the Senior Loan Committee comprised of senior lending personnel. Credits which exceed $5,000,000 in aggregate exposure must be presented for approval to the Executive Loan Committee.

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

First Federal offers adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. The demand for adjustable-rate loans in First Federal’s primary market area has been a function of several factors, including customer preference, the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Adjustable-rate loans represented 9.9% of First Federal’s total originations of one-to-four family residential mortgage loans in 2017 compared to 10.8% and 10.3% during 2016 and 2015, respectively.

Adjustable-rate loans decrease the risks associated with changes in interest rates, but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The following table shows total loans originated, loan reductions, and the net increase in First Federal’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2017	2016	2015
	(In Thousands)
Loan originations:
1-4 family residential	$240,921	$294,307	$241,658
Multi-family residential	74,342	59,957	44,352
Commercial real estate	181,289	166,437	241,969
Construction	205,088	138,553	116,224
Commercial	219,588	389,037	465,543
Home equity and improvement	68,856	56,816	54,676
Consumer finance	15,185	10,426	10,235
Total loans originated	1,005,269	1,115,533	1,174,657
Loans acquired in acquisitions:	285,448	-	-
Loans purchased:	11,476	822	-
Loan reductions:
Loan pay-offs	350,971	232,302	265,311
Loans sold	231,073	282,589	231,067
Periodic principal repayments	288,215	432,445	493,383
	870,259	947,336	989,761
Net increase in total loans and loans held for sale	$431,934	$169,019	$184,896

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2017, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

1-4 family residential real estate	$1,305	0.05%	$1,031	0.04%	$1,463	0.06%	$3,799	0.15%
Multi- family residential	418	0.02	-	0.00	-	0.00	418	0.02
Commercial real estate	616	0.02	277	0.01	1,964	0.07	2,857	0.10
Construction	-	0.00	-	0.00	-	0.00	-	0.00
Commercial	179	0.01	1,248	0.05	1,393	0.06	2,820	0.12
Home equity and improvement	2,465	0.10	428	0.02	206	0.01	3,099	0.13
Consumer finance	292	0.01	79	0.00	2	0.00	373	0.01
Total	$5,275	0.21%	$3,063	0.12%	$5,028	0.20%	$13,366	0.53%

Overall, the level of delinquencies at December 31, 2017, increased from the levels at December 31, 2016, when First Defiance reported that 0.32% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has increased to 0.20% at December 31, 2017, from 0.17% at December 31, 2016. The level of total loans 60-89 days delinquent increased to 0.12% at December 31, 2017, from 0.07% at December 31, 2016. The level of loans that were 30 to 59 days past due increased to 0.21% at December 31, 2017, from 0.08% at December 31, 2016. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

Nonperforming Assets – All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collectability of additional interest is not expected. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. First Defiance also places loans on non-accrual status when the loan is paying as agreed but the Company believes the financial condition of the borrower is such that this classification is warranted. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are generally applied to the outstanding principal balance but may be recorded as interest income, depending on the assessment of the ultimate collectability of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by allocating a portion of the allowance for loan losses on cash flow dependent loans and by charging off the deficiency on collateral dependent loans.

Loans originated by First Federal having principal balances of $56.3 million, $27.4 million and $41.9 million were considered impaired as of December 31, 2017, 2016 and 2015, respectively. The increase in impaired loans from 2016 to 2017 is due to an increase in two loan relationships totaling $11.0 million that became impaired during 2017 as well as $10.4 million of newly impaired loans from the CSB acquisition due to new financial information received. These amounts of impaired loans exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans, except for those classified as troubled debt restructurings. There was $1.4 million of interest received and recorded in income during 2017 related to impaired loans. There was $1.7 million and $1.3 million recorded in 2016 and 2015, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2017, 2016 and 2015 was $1.1 million, $1.2 million, and $1.5 million, respectively. The average recorded investment in impaired loans during 2017, 2016 and 2015 (excluding loans accounted for under FASB ASC Topic 310 Subtopic 30) was $47.1 million, $32.8 million and $51.8 million, respectively. The total allowance for loan losses related to these loans was $0.8 million, $0.8 million, and $0.4 million at December 31, 2017, 2016 and 2015, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2017, First Defiance recognized $20,000 of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2017 was $1.5 million.

As of December 31, 2017, First Defiance’s total non-performing loans amounted to $30.7 million or 1.31% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $14.3 million or 0.74% of total loans, at December 31, 2016. Non-performing loans are loans which are more than 90 days past due or on nonaccrual. The nonperforming loan balance for 2017 includes $25.5 million of loans that were originated by First Federal and also considered impaired, compared to $11.3 million for 2016.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Nonperforming loans:
1-4 family residential real estate	$3,037	$2,928	$2,610	$3,332	$3,273
Multi-family residential real estate	128	2,639	2,419	2,539	581
Commercial real estate	18,091	6,953	7,429	12,635	15,253
Commercial	8,841	1,007	3,078	4,993	8,327
Home equity and improvement	590	730	689	619	413
Consumer finance	28	91	36	12	-
Total nonperforming loans	30,715	14,348	16,261	24,130	27,847

Real estate owned	1,532	455	1,321	6,181	5,859
Total repossessed assets	1,532	455	1,321	6,181	5,859

Total nonperforming assets	$32,247	$14,803	$17,582	$30,311	$33,706

Restructured loans, accruing	$13,770	$10,544	$11,178	$24,686	$27,630

Total nonperforming assets as a percentage of total assets	1.08%	0.60%	0.77%	1.39%	1.58%
Total nonperforming loans as a percentage of total loans*	1.31%	0.74%	0.90%	1.47%	1.76%
Total nonperforming assets as a percentage of total loans plus REO*	1.37%	0.76%	0.97%	1.83%	2.12%
Allowance for loan losses as a percent of total nonperforming assets	82.75%	174.86%	144.36%	81.71%	74.02%

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

The second component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual credits. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” for further discussion on management’s evaluation of the allowance for loan losses.

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

At December 31, 2017, First Defiance’s allowance for loan losses totaled $26.7 million compared to $25.9 million at December 31, 2016. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2017	2016	2015	2014	2013
	(Dollars in Thousands)

Allowance at beginning of year	$25,884	$25,382	$24,766	$24,950	$26,711
Provision for credit losses	2,949	283	136	1,117	1,824
Charge-offs:
1-4 family residential real estate	(279)	(350)	(282)	(426)	(643)
Commercial real estate and multi-family	(429)	(92)	(468)	(1,018)	(2,475)
Commercial	(2,301)	(615)	(68)	(2,982)	(1,230)
Consumer finance	(139)	(94)	(53)	(41)	(94)
Home equity and improvement	(301)	(268)	(350)	(392)	(757)
Total charge-offs	(3,449)	(1,419)	(1,221)	(4,859)	(5,199)
Recoveries	1,299	1,638	1,701	3,558	1,614
Net (charge-offs) recoveries	(2,150)	219	480	(1,301)	(3,585)
Ending allowance	$26,683	$25,884	$25,382	$24,766	$24,950

Allowance for loan losses to total non- performing loans at end of year	86.87%	180.40%	156.09%	102.64%	89.60%
Allowance for loan losses to total loans at end of year*	1.14%	1.33%	1.41%	1.50%	1.58%
Net charge-offs (recoveries) for the year to average loans	0.10%	-0.01%	-0.03%	0.08%	0.23%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses increased significantly in 2017 from previous years due to growth of the loan portfolio as well as an increase in net charge offs. The decrease in the allowance for loan loss as a percentage of total loans at December 31, 2017 vs December 31, 2016 is primarily attributable to the CSB acquisition. The CSB loans acquired were recorded at fair value with purchase accounting adjustments discounting the loan balance instead of an allowance for loan losses. For the CSB loans acquired, the discount recorded totaled $3.9 million, or 1.9% of acquired CSB loans at December 31, 2017. Management feels that the level of the allowance for loan losses at December 31, 2017, is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition” Below.

	December 31
	2017		2016		2015		2014		2013
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
1-4 family residential	$2,532	11.1%	$2,627	10.2%	$3,212	11.0%	$2,494	12.2%	$2,847	12.2%
Multi-family residential real estate	2,702	10.1	2,228	9.7	2,151	9.0	2,453	9.3	2,508	9.2
Commercial real estate	10,354	40.0	10,625	41.5	11,772	41.8	11,268	40.6	12,000	41.6
Construction	647	10.8	450	9.0	517	8.7	221	6.7	134	5.3
Commercial loans	7,965	21.3	7,361	23.0	5,192	22.4	6,509	23.7	5,678	24.1
Home equity and improvement loans	2,255	5.5	2,386	5.8	2,270	6.2	1,704	6.6	1,635	6.6
Consumer loans	228	1.2	207	0.8	171	0.9	117	0.9	148	1.0
	$26,683	100.0%	$25,884	100.0%	$25,382	100.0%	$24,766	100.0%	$24,950	100.0%

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

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Non-interest-bearing demand deposits	$528,926	-	$441,731	-	$388,257	-
Interest bearing demand deposits	955,248	0.18%	798,266	0.17%	742,856	0.16%
Savings deposits	284,814	0.04	235,137	0.04	215,253	0.04
Time deposits	530,414	1.33	430,487	1.12	441,510	0.92
Totals	$2,299,402	0.38%	$1,905,621	0.33%	$1,787,876	0.30%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2017 (In Thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2018	$4,813
June 30, 2018	9,358
September 30, 2018	8,172
December 31, 2018	3,428
After December 31, 2018	28,072
Total retail certificates of deposit with balances $250,000 or greater	$53,843

The following table details the deposit accrued interest payable as of December 31:

	2017	2016
	(In Thousands)

Interest bearing demand deposits and money market accounts	$29	$23
Certificates of deposit	68	19
	$97	$42

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

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	Years Ended December 31
	2017	2016	2015
	(Dollars in Thousands)
Long-term:
FHLB advances	$84,279	$103,943	$59,902
Weighted average interest rate	1.55%	1.42%	1.62%

Short-term:
Securities sold under agreement to repurchase	$26,019	$31,816	$57,188
Weighted average interest rate	0.20%	0.22%	0.27%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2017	2016	2015
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$105,214	$103,943	$59,902
Average balance	102,115	84,944	38,185
Weighted average interest rate	1.44%	1.42%	1.62%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2017	2016	2015
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$-	$30,000	$-
Average balance	44	861	41
Weighted average interest rate	0.80%	0.39%	0.18%
Securities sold under agreement to repurchase:
Maximum balance	$26,019	$57,984	$60,272
Average balance	23,337	52,821	54,632
Weighted average interest rate	0.23%	0.26%	0.28%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2017, there was $84.3 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2017 and 2016, no outstanding balances existed under First Defiance’s short-term Cash Management Advance Line of Credit or REPO line of credit. The total available under the Cash Management Advance Line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2017, other than amounts available on the REPO and Cash Management line, First Federal had additional borrowing capacity with the FHLB of $567.4 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and was in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $16.0 million at December 31, 2017, and $13.8 million at December 31, 2016. First Federal holds stock of the FHLB of Indianapolis of $5,000 at December 31, 2017, and December 31, 2016.

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

Subordinated Debentures - In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.09% and 2.46% as of December 31, 2017 and 2016 respectively.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 2.97% and 2.34% as of December 31, 2017 and 2016 respectively.

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

Employees

First Defiance had 674 employees at December 31, 2017. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it maintains good relationships with its personnel.

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

Regulation

General – First Defiance is subject to regulation examination and oversight by the Federal Reserve Board (“Federal Reserve”). First Federal is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”). Because the FDIC insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. In addition, First Federal is subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”) which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations. First Defiance and First Federal must file periodic reports with the Federal Reserve and the OCC and examinations are conducted periodically by the Federal Reserve, the OCC and the FDIC to determine whether First Defiance and First Federal are in compliance with various regulatory requirements and are operating in a safe and sound manner.

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

Regulatory Capital Requirements and Prompt Corrective Action – The federal banking regulators have adopted risk-based capital guidelines for financial institutions and their holding companies, designed to absorb losses. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

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

The rules include (a) a minimum common equity tier 1 (“CET1”) capital ratio of 4.5%, (b) a minimum Tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio of 4%.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phases in through January 1, 2019 and is currently 1.875%.

The federal banking agencies have established a system of “prompt corrective action” to resolve certain problems of undercapitalized banks. This system is based on five capital level categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes "critically undercapitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.

Effective January 1, 2015, in order to be "well-capitalized," a financial institution must have a common equity tier 1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2017, First Federal met the ratio requirements in effect at that date to be deemed "well-capitalized." See Note 17 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.

The following table sets forth the amounts and percentage levels of regulatory capital of First Defiance and First Federal, the minimum amounts required for each of First Defiance and First Federal, and the amounts required for First Federal to be deemed well capitalized under the prompt corrective action system, all as of December 21, 2017. (Dollars in Thousands):

	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$274,832	10.43%	$118,596	4.5%	N/A	N/A
First Federal	$298,571	11.33%	$118,534	4.5%	$171,216	6.5%

Tier 1 Capital (2)
Consolidated	$309,832	10.80%	$114,773	4.0%	N/A	N/A
First Federal	$298,571	10.43%	$114,539	4.0%	$143,173	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$309,832	11.76%	$158,128	6.0%	N/A	N/A
First Federal	$298,571	11.33%	$158,046	6.0%	$220,728	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$336,515	12.77%	$210,838	8.0%	N/A	N/A
First Federal	$332,254	12.35%	$210,728	8.0%	$263,410	10.0%

(1)	Excludes capital conservation buffer of 1.25% as of December 31, 2017.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.87 billion for consolidated and $2.86 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.64 billion for consolidated and $2.63 billion for the Bank.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify various aspects of the capital rules and thereby reduce regulatory burden for “non-advanced approaches” banking organizations. The Bank is a non-advanced approach bank because it has total consolidated assets of less than $250 billion and balance sheet foreign exposures of less than the maximum amount for a non-advanced approach bank. Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on the Bank’s capital calculations. In November 2017, the federal banking agencies extended, for such non-advanced approaches banks, the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

Dividends - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $13.0 million in dividends to First Defiance in 2017 and $22.0 million in 2016. Generally, First Federal may not pay dividends to First Defiance in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year-to-date net profits without the approval of the OCC. First Insurance paid $1.8 million in dividends to First Defiance in 2017 and $1.2 million in dividends in 2016. First Defiance Risk Management paid $1.0 million in dividends to First Defiance in each of 2017 and 2016.

First Defiance’s ability to pay dividends to its shareholders is primarily dependent on its receipt of dividends from the Subsidiaries. The Federal Reserve expects First Defiance to serve as a source of strength for First Federal and may require First Defiance to retain capital for further investment in First Federal, rather than pay dividends to First Defiance shareholders. Payment of dividends by First Defiance or First Federal may be restricted at any time at the discretion of its applicable regulatory authorities if they deem such dividends to constitute an unsafe or unsound practice. These provisions could have the effect of limiting First Defiance's ability to pay dividends on its common shares.

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

Deposit Insurance - The FDIC maintains the DIF, which insures the deposit accounts of First Federal to the maximum amount provided by law. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States government.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution. The FDIC may also impose a special assessment in an emergency situation.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the ratio of the DIF to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Consumer Protection Laws and Regulations - Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones, and has commenced enforcement actions. The following are just some of the consumer protection laws applicable to First Federal:

•	Community Reinvestment Act of 1977: imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods.

•	Equal Credit Opportunity Act: prohibits discrimination in any credit transaction on the basis of any of various criteria.

•	Truth in Lending Act: requires that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably.

•	Fair Housing Act: makes it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of any of certain criteria.

•	Home Mortgage Disclosure Act: requires financial institutions to collect data that enables regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the communities in which they are located.

•	Real Estate Settlement Procedures Act: requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs.

•	Privacy provisions of the Gramm-Leach-Bliley Act: requires financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access.

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of specific banking or consumer finance law.

Community Reinvestment Act - Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application to acquire another financial institution or open a new branch. As of its last examination, First Federal received a CRA rating of “satisfactory.”

Executive and Incentive Compensation - In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the Joint Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Joint Guidance made incentive compensation part of the regulatory agencies’ examination process, with the findings of the supervisory initiatives included in reports of examination and enforcement actions possible.

In May 2016, the federal bank regulatory agencies approved a joint notice of proposed rules (the Proposed Joint Rules) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more. For all covered institutions, including Level 3 institutions like us, the proposed rule would:

•	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”

•	require incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and

•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

Further, as stock exchanges impose additional listing requirements under the Dodd-Frank Act, public companies will be required to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures, which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

Patriot Act - In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) was signed into law in October 2001. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. First Federal has established policies and procedures that it considers to be in compliance with the requirements of the Patriot Act.

Volcker Rule – The Volcker Rule under the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule, which became effective in July 2015, does not significantly impact the operations of First Defiance or its subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule.

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

At December 31, 2017, First Federal’s portfolio of commercial real estate loans totaled $1.2 billion, or approximately 50.1% of total loans. First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

At December 31, 2017, First Federal’s portfolio of commercial loans totaled $526.1 million, or approximately 21.3% of total loans. Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

First Defiance’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond First Defiance’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest First Defiance receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) First Defiance’s ability to originate loans and obtain deposits, (ii) the fair value of First Defiance’s financial assets and liabilities, and (iii) the average duration of certain assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, First Defiance’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on First Defiance’s results of operations and financial condition.

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

Unauthorized disclosure of sensitive or confidential client or customer information or confidential trade secrets, whether through a breach of the Company’s computer systems or otherwise, could severely harm its business.

Potential misuse of funds or information by First Defiance’s employees or by third parties could result in damage to First Defiance’s customers for which First Defiance could be held liable, subject First Defiance to regulatory sanctions and otherwise adversely affect First Defiance’s financial condition and results of operations.

First Defiance’s employees handle a significant amount of funds, as well as financial and personal information. First Defiance also depends upon third-party vendors who have access to funds and personal information about customers. Cybersecurity breaches of other companies, such as the breach of the systems of a credit bureau, may result in criminals using personal information obtained from such other source to impersonate a customer of First Defiance and obtain funds from customer accounts. Further, First Defiance may be affected by data breaches at retailers and other third parties who participate in data interchanges with First Defiance’s customers that involve the theft of customer credit and debit card data, which may include the theft of debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in First Defiance incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on First Defiance’s results of operations.

Although First Defiance has implemented systems to minimize the risk of fraudulent taking or misuse of funds or information, there can be no assurance that such systems will be adequate or that a taking or misuse of funds or information by employees, by third parties who have authorized access to funds or information, or by third parties who are able to access funds or information without authorization will never occur. First Defiance could be held liable for such an event and could also be subject to regulatory sanctions. First Defiance could also incur the expense of developing additional controls and investing in additional equipment or contracts to prevent future such occurrences. Although First Defiance has insurance to cover such potential losses, First Defiance cannot provide assurance that such insurance will be adequate to meet any liability, and insurance premiums may rise substantially if First Defiance suffers such an event. In addition, any loss of trust or confidence placed in First Defiance by our clients could result in a loss of business, which could adversely affect our financial condition and results of operations, or result in a loss of investor confidence, hurting First Defiance’s stock price and ability to acquire capital in the future. First Defiance could also lose revenue by the wrongful appropriation of confidential information about its business operations by competitors who use the information to compete with First Defiance.

First Defiance could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, First Defiance’s computer systems.

First Defiance relies heavily on its own information systems and those of vendors to conduct our business and to process, record, and monitor transactions. Risks to the system could result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of a ransomware attack in which a business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. First Defiance is also at risk for the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which First Defiance deals.

Potential adverse consequences of attacks on First Defiance’s computer systems or other threats include damage to First Defiance’s reputation, loss of customer business, costs of incentives to customers or business partners in order to maintain their relationships, loss of investor confidence and a reduction in First Defiance’s stock price, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), and increased insurance premiums, all of which could result in financial loss and material adverse effects on First Defiance’s results of operations and financial condition.

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

First Defiance’s business strategy includes planned growth, with a focus on strategic acquisitions. First Defiance’s financial condition and results of operations could be negatively affected if First Defiance fails to grow or fails to manage its growth effectively.

First Defiance’s ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, its ability to integrate mergers and other acquisitions and manage growth and First Defiance’s ability to raise capital. There can be no assurance that growth opportunities will be available.

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

If First Defiance’s growth involves the acquisition of companies through mergers or other acquisitions, the success of such acquisitions will depend on, among other things, First Defiance’s ability to combine the businesses in a manner that permits growth opportunities and cost efficiencies, and does not cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of First Defiance to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisitions.

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

Failure to integrate or adopt new technology may undermine First Defiance’s ability to meet customer demands, leading to adverse effects on First Defiance’s financial condition and results of operations.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. First Defiance’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies it is operations. First Defiance may not be able to effectively implement or have the resources to implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could adversely affect First Defiance’s business, financial condition, or results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2017, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and forty-two other full-service banking centers in northwest and central Ohio, northeast Indiana and southeast Michigan as well as a loan production office in southeast Michigan. First Insurance conducted its business from nine offices in northwest Ohio.

In January 2017, First Federal opened a branch located at 1707 Cherry St., Toledo, Ohio. This office is leased.

In February 2017, First Federal acquired seven branches in the Commercial Savings Bank acquisition: 118 S. Sandusky Ave., Upper Sandusky, Ohio; 112 E. Liberty St., Arlington, Ohio; 128 S. Vance St., Carey, Ohio; 1660 Tiffin Ave., Findlay, Ohio; 17480 Cherokee St., Harpster, Ohio; 279 Jamesway Dr., Marion, Ohio; 195 Barks Rd. West, Marion, Ohio. These offices are owned. The branch located at 1660 Tiffin Ave., Findlay, Ohio was closed on June 30, 2017.

In April 2017, First Insurance acquired four insurance offices in the Corporate One acquisition: 107 Ditto St., Suite 400, Archbold, Ohio; 101 W. Sandusky St., Suite 306, Findlay, Ohio; 1650 N. Countyline St., Suite 200, Fostoria, Ohio and 643 Miami St., Suite 5, Tiffin, Ohio. These offices are leased.

In November 2017, First Defiance entered into a lease agreement for the office located at 5520 Monroe St., Sylvania, Ohio. This office opened as a branch for First Federal and an insurance office for First Insurance in January 2018. Two First Insurance offices moved into this location: 1755 Indian Wood Cir., Maumee, Ohio and 4350 Navarre Ave., Oregon, Ohio. These leases were terminated in January 2018.

In December 2017, First Federal entered into a lease agreement for the office located at 1995 Highland Dr., Ann Arbor, Michigan. This office opened in December as a loan production office.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Rd., Defiance, Ohio.

The following table sets forth certain information with respect to the offices and other properties of the Company at December 31, 2017. See Note 9 to the Consolidated Financial Statements.

	Leased/	Net Book Value
Description/address	Owned	of Property	Deposits
		(In Thousands)
First Federal
Main Office
601 Clinton St., Defiance, OH	Owned	$3,120	$223,102
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	4,641	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH	Owned	531	161,290
211 S. Fulton St., Wauseon, OH	Owned	315	80,641
625 Scott St., Napoleon, OH	Owned	828	80,346
1050 E. Main St., Montpelier, OH	Owned	229	47,772
1800 Scott St., Napoleon, OH	Owned	1,078	35,850
1177 N. Clinton St., Defiance, OH	Owned, Land Lease Leased	682	43,910
905 N. Williams St., Paulding, OH	Owned	623	85,825
201 E. High St., Hicksville, OH	Owned	269	35,894
3900 N. Main St., Findlay, OH	Owned	772	60,326
1694 N. Countyline St., Fostoria, OH	Owned	536	68,386
1226 W. Wooster St., Bowling Green, OH	Owned	843	123,336
301 S. Main St., Findlay, OH	Owned	728	104,224
405 E. Main St., Ottawa, OH	Owned	265	96,342
124 E. Main St., McComb, OH	Owned	151	20,127
7591 Patriot Dr., Findlay, OH	Owned	1,000	47,873
417 W. Dussel Dr., Maumee, OH	Owned, Land Lease	665	84,692
230 E. Second St., Delphos, OH	Owned	819	104,705
105 S. Greenlawn Ave., Elida, OH	Owned	289	42,760
2600 Allentown Rd., Lima, OH	Owned	906	48,769
22020 W. State Rt. 51, Genoa, OH	Owned	705	37,096
3426 Navarre Ave., Oregon, OH	Owned	777	41,017
1077 Louisiana Ave., Perrysburg, OH	Owned	498	44,634
2565 Shawnee Rd., Lima, OH	Owned	1,202	37,592
1595 W. Dupont Rd., Fort Wayne, IN	Leased	-	25,008
135 S. Main St., Glandorf, OH	Leased	-	16,970
300 N. Main St., Adrian, MI	Owned	583	83,999
1701 W. Maumee St., Adrian, MI	Owned	184	48,827
211 W. Main St., Morenci, MI	Owned	157	34,582
539 S. Meridian Hwy., Hudson, MI	Owned	473	49,149
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,355	65,506
1200 N. Main St., Bowling Green OH	Owned	1,529	10,903
9909 Illinois Rd, Fort Wayne, IN	Owned	1,895	47,819
4501 Cemetery Rd, Hilliard, OH	Owned	947	6,558
2920 W. Central Ave., Toledo, OH	Owned	161	1,288
118 S. Sandusky Ave., Upper Sandusky, OH	Owned	1,144	121,402
112 E. Liberty St., Arlington, OH	Owned	85	21,849
128 S. Vance St., Carey, OH	Owned	171	54,650
17480 Cherokee St., Harpster, OH	Owned	136	12,517
279 Jamesway Dr., Marion, OH	Owned	705	33,678
195 Barks Rd. West, Marion, OH	Owned	633	43,745
1707 Cherry St., Toledo, OH	Owned	72	2,447
1995 Highland Dr., Suite A, Ann Arbor, MI	Leased	-	-
5520 Monroe St., Sylvania, OH	Leased	-	250

First Insurance Group
511 Fifth St., Defiance, OH	Leased	436	N/A
209 W. Poe Rd., Bowling Green, OH	Leased	-	N/A
204 E. High St., Bryan, OH	Leased	-	N/A
1755 Indian Wood Cir., Maumee, OH	Leased	-	N/A
4350 Navarre Ave., Oregon, OH	Leased	-	N/A
2600 Allentown Rd., Lima, OH	Leased	-	N/A
107 Ditto St., Suite 400, Archbold, OH	Leased	-	N/A
101 W. Sandusky St., Suite 306, Findlay, OH	Leased	-	N/A
1650 N. Countyline St., Suite 200, Fostoria, OH	Leased	-	N/A
643 Miami St., Suite 5, Tiffin, OH	Leased	-	N/A
5520 Monroe St., Suite A, Sylvania, OH	Leased	-	N/A
		$33,138	$2,437,656

Item 3.	Legal Proceedings

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

The Company’s common shares trade on The NASDAQ Global Select Market under the symbol “FDEF.” As of February 23, 2018, the Company had approximately 2,407 shareholders of record.

The Company’s ability to pay dividends to its shareholders is subject to regulatory limitations due to the Company’s dependence on First Federal as a source of capital for the payment of the dividends. The Federal Reserve expects First Defiance to serve as a source of strength for First Federal and may require First Defiance to retain capital for further investment in First Federal, rather than pay dividends to First Defiance shareholders. If federal banking regulators deem the payment of dividends to be an unsafe or unsound banking practice, the regulators, within their discretion, may restrict the Company’s payment of dividends to its shareholders. The table below shows the reported high and low sales prices of the common shares and cash dividends declared per common share during the periods indicated in 2017 and 2016.

	Year Ending
	December 31, 2017			December 31, 2016
	High	Low	Dividend	High	Low	Dividend

Quarter ended:
March 31	$51.15	$46.27	$0.25	$40.98	$34.80	$0.22
June 30	56.90	48.78	0.25	41.21	37.53	0.22
September 30	53.99	47.01	0.25	46.83	35.90	0.22
December 31	56.91	50.28	0.25	52.31	36.91	0.22

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common shares and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2012, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
First Defiance Financial Corp.	100.00	137.61	184.50	209.03	286.93	299.75
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58
SNL Midwest Thrift	100.00	123.32	140.94	172.58	207.82	197.64

The following table provides information regarding First Defiance’s purchases of its common shares during the fourth quarter period ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2017	-	$-	-	377,500
November 1 – November 30, 2017	-	-	-	377,500
December 1 – December 31, 2017	-	-	-	377,500
Total	-	$-	-	377,500

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% of the outstanding common shares or 450,000 shares. There is no expiration date for the new repurchase program.

The information set forth under the caption “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans” of this Form 10-K is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2017. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2017	2016	2015	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Financial Condition:
Total assets	$2,993,403	$2,477,597	$2,297,676	$2,178,952	$2,137,148
Investment securities	261,298	251,176	236,678	239,634	198,557
Loans receivable, net	2,322,030	1,914,603	1,776,835	1,622,020	1,555,498
Allowance for loan losses	26,683	25,884	25,382	24,766	24,950
Nonperforming assets (1)	32,247	14,803	17,582	30,311	33,706
Deposits and borrowers’ escrow balances	2,440,581	1,984,278	1,838,811	1,763,122	1,737,311
FHLB advances	84,279	103,943	59,902	21,544	22,520
Stockholders’ equity	373,286	293,018	280,197	279,505	272,147
Share Information:
Basic earnings per share	3.23	3.21	2.87	2.55	2.28
Diluted earnings per share	3.22	3.19	2.82	2.44	2.19
Book value per common share	36.76	32.62	30.78	30.17	27.91
Tangible book value per common share (2)	26.49	25.59	23.79	23.25	21.22
Cash dividends per common share	1.00	0.88	0.775	0.625	0.40
Dividend payout ratio	30.96%	27.41%	27.00%	24.51%	17.45%
Weighted average diluted shares outstanding	10,034	9,035	9,371	9,969	10,171
Shares outstanding end of period	10,156	8,983	9,102	9,235	9,720
Operations:
Interest income	$108,102	$87,383	$80,836	$76,248	$74,781
Interest expense	11,431	8,440	6,781	6,559	7,170
Net interest income	96,671	78,943	74,055	69,689	67,611
Provision for loan losses	2,949	283	136	1,117	1,824
Non-interest income	40,081	34,030	31,803	31,641	30,778
Non-interest expense	85,351	71,093	67,889	66,758	65,052
Income before tax	48,452	41,597	37,833	33,455	31,513
Federal income tax	16,184	12,754	11,410	9,163	9,278
Net Income	32,268	28,843	26,423	24,292	22,235
Performance Ratios:
Return on average assets	1.13%	1.20%	1.19%	1.12%	1.08%
Return on average equity	9.19%	10.10%	9.52%	8.78%	8.39%
Interest rate spread (2)	3.74%	3.61%	3.71%	3.57%	3.65%
Net interest margin (2)	3.88%	3.74%	3.81%	3.68%	3.76%
Ratio of operating expense to average total assets	2.99%	2.97%	3.05%	3.09%	3.16%
Efficiency ratio (2)	61.81%	62.20%	63.01%	65.32%	64.81%
Other Ratios:
Equity to total assets at end of period	12.47%	11.83%	12.19%	12.83%	12.73%
Average equity to average assets	12.32%	11.91%	12.49%	12.79%	12.92%
Asset Quality Ratios:
Nonperforming assets to total assets at end of period (1)	1.08%	0.60%	0.77%	1.39%	1.58%
Allowance for loan losses to total loans*	1.14%	1.33%	1.41%	1.50%	1.58%
Net charge-offs (recoveries) to average loans	0.10%	-0.01%	-0.03%	0.08%	0.23%

(1)	Nonperforming assets include non-accrual loans that are contractually past due 90 days or more and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.

(2)	Refer to Non-GAAP Financial Measures in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowing and saving habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers.

•	Technological changes including core system conversions.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

This Item 7 presents information to assess the financial condition and results of operations of First Defiance. This item should be read in conjunction with the Consolidated Financial Statements and the supplemental financial data contained elsewhere in this Annual Report on Form 10-K.

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains GAAP financial measures and certain non-GAAP financial measures. Management believes that these measures are helpful in understanding the Company’s results of operations or financial position. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures at December 31, 2017 and 2016.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

($ in Thousands)	December 31, 2017	December 31, 2016
Net interest income (GAAP)	$96,671	$78,943
Add: FTE adjustment	1,914	1,830
Net interest income on a FTE basis (1)	$98,585	$80,773
Noninterest income – less securities gains/losses (2)	$39,497	$33,521
Noninterest expense (3)	85,351	71,093
Average interest-earning assets less average unrealized gains/losses on securities(4)	2,542,129	2,160,561
Average interest-earning assets	2,545,261	2,168,046
Average unrealized gains/losses on securities	3,132	7,485
Ratios:
Net interest margin (1) / (4)	3.88%	3.74%
Efficiency ratio (3) / (1) + (2)	61.81%	62.20%

Non-GAAP Financial Measures – Tangible Book Value

($ in Thousands, except per share data)	December 31, 2017	December 31, 2016
Total Shareholders’ Equity (GAAP)	$373,286	$293,018
Less: Goodwill	(98,569)	(61,798)
Intangible assets	(5,703)	(1,336)
Tangible common equity (1)	$269,014	$229,884
Common shares outstanding (2)	10,156	8,983
Tangible book value per share (1) / (2)	$26.49	$25.59

Overview

First Defiance is a unitary thrift holding company that conducts business through its wholly-owned subsidiaries, First Federal, First Insurance and First Defiance Risk Management.

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 43 full service banking centers in fourteen northwest and central Ohio counties, one northeast Indiana county, and one southeastern Michigan county. First Federal operates one loan production office in Ann Arbor, Michigan which is located in Washtenaw County.

First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. First Insurance is an insurance agency that does business in the Archbold, Bowling Green, Bryan, Defiance, Findlay, Fostoria, Lima, Maumee, Oregon, and Tiffin, Ohio areas. The Maumee and Oregon offices were consolidated into a new office in Sylvania, Ohio in January 2018.

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

Financial Condition

Assets at December 31, 2017, totaled $2.99 billion compared to $2.48 billion at December 31, 2016, an increase of $515.8 million or 20.8%. Cash and cash equivalents increased $14.7 million to $113.7 million at December 31, 2017 from $99.0 million at December 31, 2016. The increase in assets was due to an increase in loans receivable, net of undisbursed loan funds and deferred fees and costs, of $407.4 million, an increase in goodwill of $36.8 million and an increase in securities of $10.1 million. These increases were funded by increases in total deposits of $456.0 million. These increases were primarily due to the acquisition of CSB, which increased total assets by $367.1 million, loans by $285.4 million, goodwill and intangible assets by $33.8 million and deposits by $308.0 million. See Note 3 – Business Combinations to the Consolidated Financial Statements for further details regarding the CSB acquisition and the impact to the individual categories.

Securities

The securities portfolio increased $10.1 million to $261.3 million at December 31, 2017. The 2017 activity in the portfolio included $73.5 million of purchases, $4.3 million acquired from CSB, $1.4 million of amortization, $32.8 million of principal pay-downs and maturities, and $33.7 million of securities being sold. There was a net increase of $148,000 in the market value of available-for-sale securities. For additional information regarding First Defiance’s investment securities see Note 5 to the Consolidated Financial Statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $408.2 million to $2.35 billion at December 31, 2017. For more details on the loan balances, see Note 7 – Loans Receivable to the Consolidated Financial Statements.

The majority of First Defiance’s commercial real estate and commercial loans are to small and mid-sized businesses. The combined commercial, commercial real estate and multi-family real estate loan portfolios totaled $1.76 billion and $1.51 billion at December 31, 2017 and 2016, respectively, and accounted for approximately 71.4% and 74.2% of First Defiance’s loan portfolio at the end of those respective periods. The net commercial and commercial real estate loan amounts acquired from CSB at the acquisition date were $194.6 million. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The 1-4 family residential portfolio totaled $274.9 million at December 31, 2017, compared with $207.6 million at the end of 2016. At the end of 2017, those loans comprised 11.1% of the total loan portfolio, up from 10.2% at December 31, 2016. The net 1-4 family residential loans acquired from CSB at the acquisition date were $58.6 million.

Construction loans, which include one-to-four family and commercial real estate properties, increased to $265.5 million at December 31, 2017, compared to $182.9 million at December 31, 2016. These loans accounted for approximately 10.8% and 9.0% of the total loan portfolio at December 31, 2017 and 2016, respectively. The net construction loans acquired from CSB at the acquisition date were $5.6 million.

Home equity and home improvement loans increased to $135.5 million at December 31, 2017, from $118.4 million at the end of 2016. At the end of 2017, those loans comprised 5.5% of the total loan portfolio, down slightly from 5.8% at December 31, 2016. The net home equity and home improvement loans acquired from CSB at the acquisition date was $15.7 million.

Consumer finance and mobile home loans were $29.1 million at December 31, 2017 up from $16.7 million at the end of 2016. These loans accounted for approximately 1.2% and 0.8% of the total loan portfolio at December 31, 2017 and 2016, respectively. The net consumer loans acquired from CSB at the acquisition date were $10.9 million.

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

Loan modifications constitute a troubled debt restructuring (“TDR”) if First Federal, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. For loans that are considered TDRs, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a specific reserve in the allowance for loan and lease losses. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged off. As of December 31, 2017 and December 31, 2016, First Federal had $13.8 million and $10.5 million, respectively, of loans that were still performing and which were classified as TDRs.

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

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserve was $758,000 at December 31, 2017, and $809,000 at December 31, 2016.

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

The quantitative general allowance decreased $2.7 million to $6.0 million at December 31, 2017 from $8.7 million at December 31, 2016 primarily due to a decrease in the historical loss rates from the migration analysis.

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

The qualitative analysis at December 31, 2017, indicated a general reserve of $20.0 million compared with $16.4 million at December 31, 2016, an increase of $3.6 million. Management reviews the overall economic, environmental and risk factors quarterly and determines appropriate adjustments to these sub-factors based on that review.

The economic factors for all loan segments were decreased in 2017 due to economic conditions showing continued strength and sustainability, as well as strong employment data.

The environmental factors decreased slightly in 2017 in all loan segments. This is due to there being no major changes to loan policy or underwriting guidelines, the stability of the characteristics and terms of the loan portfolio and the continued favorable results of loan review, audits and examinations.

The decrease in the economic and environmental facts was offset by an increase in risk factors in all loan segments, but primarily in commercial and commercial real estate. This is due to unfavorable trends in the levels of non-performing loans and classified assets.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.44% for construction loans to 1.59% for home equity and improvement loans.

As a result of the quantitative and qualitative analysis, along with the change in specific reserves, the Company’s provision for loan losses for 2017 was $2.9 million compared to $283,000 for 2016. The allowance for loan losses was $26.7 million at December 31, 2017, and $25.9 million at December 31, 2016, and represented 1.14% and 1.33% of loans, net of undisbursed loan funds and deferred fees and costs, respectively. The decrease in the allowance for loan loss as a percentage of total loans versus a year ago was primarily attributable to the CSB acquisition. The CSB loans acquired were recorded at fair value with purchase accounting adjustments discounting the loan balance instead of an allowance for loan losses. The recorded investment and purchase accounting adjustment of loans acquired from CSB totaled $208.4 million and $3.9 million, respectively, at December 31, 2017. The provision was offset by charge offs of $3.4 million and recoveries of $1.3 million resulting in an increase to the overall allowance for loan loss of $800,000. In management’s opinion, the overall allowance for loan losses of $26.7 million as of December 31, 2017, is adequate.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2017, First Defiance recorded OREO write-downs that totaled $20,000. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2017, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $59.4 million at December 31, 2017, compared to $27.5 million at December 31, 2016, an increase of $31.9 million. There were two loan relationships totaling $11.0 million that were downgraded and resulted in an increase in net charge offs in the second quarter of 2017. In addition, there were $17.4 million of newly classified loans from the CSB acquisition due to new financial information received.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 86.9% at December 31, 2017, compared with 180.4% at December 31, 2016. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2017, are appropriate.

At December 31, 2017, First Defiance had total non-performing assets of $32.2 million, compared to $14.8 million at December 31, 2016. Non-performing assets include loans that are 90 days past due, real estate owned and other assets held for sale.

The decrease in non-performing assets between December 31, 2017, and December 31, 2016, is in commercial loans and commercial real estate loans. The balance of commercial non-performing loans was $7.8 million higher at December 31, 2017, compared to December 31, 2016. The balance of commercial real estate loans was $8.6 million higher at December 31, 2017, compared to December 31, 2016.

Non-performing loans in the single-family residential, commercial real estate and commercial loan categories represent 1.10%, 1.47% and 1.68% of the total loans in those categories respectively at December 31, 2017, compared to 1.41%, 0.92% and 0.21% respectively for the same categories at December 31, 2016. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2017 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The net charge-offs and nonaccrual loan balances as a percentage of total are presented in the table below at December 31, 2017 and 2016.

Table 1 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2017		As of December 31, 2017
	Net	% of Total Net
	Charge-offs	Charge-offs	Nonaccrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$164	7.63%	$3,037	9.89%
Construction	-	0.00%	-	0.00%
Commercial real estate	(260)	(12.09)%	18,219	59.32%
Commercial	2,058	95.77%	8,841	28.78%
Consumer finance	54	2.46%	28	0.09%
Home equity and improvement	134	6.23%	590	1.92%
Total	$2,150	100.00%	$30,715	100.00%

	For the Twelve Months Ended December 31, 2016		As of December 31, 2016
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$184	84.02%	$2,928	20.41%
Construction	-	0.00%	-	0.00%
Commercial real estate	(831)	(379.45)%	9,592	66.85%
Commercial	280	127.85%	1,007	7.02%
Consumer finance	30	13.70%	91	0.63%
Home equity and improvement	118	53.88%	730	5.09%
Total	$(219)	(100.00)%	$14,348	100.00%

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at December 31, 2017 and 2016.

Table 2 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2017		December 31, 2016
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(Dollars in Thousands)
1-4 family residential	$2,532	11.1%	$2,627	10.2%
Multi-family residential real estate	2,702	10.1	2,228	9.7
Commercial real estate	10,354	40.0	10,625	41.5
Construction	647	10.8	450	9.0
Commercial loans	7,965	21.3	7,361	23.0
Home equity and improvement loans	2,255	5.5	2,386	5.8
Consumer loans	228	1.2	207	0.8
	$26,683	100.0%	$25,884	100.0%

Loans Acquired with Impairment

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

As of December 31, 2017, the total contractual receivable for those loans was $4.8 million and the recorded value was $3.8 million.

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

First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards described above at December 31, 2017, totaled $50.8 million, compared to $42.8 million at December 31, 2016. These loans are generally paying as agreed.

First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill was $98.6 million at December 31, 2017, compared to $61.8 million at December 31, 2016. The acquisition of CSB increased goodwill by $28.9 million and the acquisition of Corporate One increased goodwill by $7.9 million. Core deposit intangibles and other intangible assets increased $4.4 million to $5.7 million at December 31, 2017, compared to $1.3 million at December 31, 2016. The acquisition of CSB and Corporate One increased core deposit and other intangibles by $4.9 million and $756,000, respectively. In addition there was $1.3 million of amortization expense for core deposit and other intangibles in 2017. No impairment of goodwill was recorded in 2017 or 2016.

Deposits

Total deposits at December 31, 2017 were $2.44 billion compared to $1.98 billion at December 31, 2016, an increase of $456.0 million or 23.0%. Non-interest bearing checking accounts grew by $83.7 million, interest bearing checking accounts and money markets grew by $188.9 million, savings grew by $58.7 million and retail certificates of deposit grew by $124.8 million. The net deposit amounts acquired from CSB at the acquisition date resulted in a $56.1 million increase in non-interest bearing demand deposits, $122.0 million increase in interest bearing demand and money market deposits, $31.6 million increase in savings deposits and $98.2 million increase in retail time deposits. Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 11 – Deposits to the Consolidated Financial Statements.

Borrowings

FHLB advances totaled $84.3 million at December 31, 2017 compared to $103.9 million at December 31, 2016. The balance at the end of 2017 includes $5.0 million of convertible advances with a rate of 2.35%. This advance is callable by the FHLB, at which point it would convert to a three-month LIBOR advance if not paid off. This advance has a final maturity date in March 2018. In addition, First Defiance has fifteen fixed-rate advances totaling $72.0 million with rates ranging from 1.09% to 2.16% and two amortizing advances totaling $7.3 million with rates ranging from 1.78% to 2.14%.

At December 31, 2017, First Defiance also had $26.0 million of securities that were sold with agreements to repurchase, compared to $31.8 million at December 31, 2016.

Equity

Total stockholders’ equity increased $80.3 million to $373.3 million at December 31, 2017 compared to $293.0 million at December 31, 2016. The increase in stockholders’ equity was the result of recording net income of $32.3 million and an increase of $56.5 million due to the acquisition of CSB as a result of issuing 1.1 million shares of common stock. These amounts were partially offset by $9.9 million of common stock dividends paid in 2017.

Results of Operations

Summary

First Defiance reported net income of $32.3 million for the year ended December 31, 2017, compared to $28.8 million and $26.4 million for the years ended December 31, 2016 and 2015, respectively. On a diluted per common share basis, First Defiance earned $3.22 in 2017, $3.19 in 2016 and $2.82 in 2015.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $96.7 million for the year ended December 31, 2017, compared to $78.9 million and $74.1 million for the years ended December 31, 2016 and 2015, respectively. The tax-equivalent net interest margin was 3.88%, 3.74% and 3.81% for the years ended December 31, 2017, 2016 and 2015, respectively. The margin increased 14 basis points between 2016 and 2017. The increase in margin in 2017 was primarily due to CSB’s earning asset mix as well an increase in interest rates. Interest-earning asset yields increased 20 basis points (to 4.33% in 2017 from 4.13% in 2016) and the cost of interest bearing liabilities between the two periods increased 7 basis points (to 0.59% in 2017 from 0.52% in 2016).

Total interest income increased by $20.7 million or 23.7% to $108.1 million for the year ended December 31, 2017, from $87.4 million for the year ended December 31, 2016. This is due to continued loan growth, the CSB acquisition, the increase in interest rates and a more profitable earning asset mix. Interest income from loans increased to $99.5 million for 2017 compared to $80.2 million in 2016, which represents an increase of 24.1%. The average balance of loans receivable increased $345.2 million to $2.2 billion at December 31, 2017, from $1.9 billion at December 31, 2016, due primarily to the CSB acquisition.

During the same period, the average balance of investment securities increased to $258.8 million in 2017 from $233.4 million for the year ended December 31, 2016. Interest income from investment securities increased to $6.9 million in 2017 compared to $6.2 million in 2016, which represents an increase of 11.1%. The overall duration of investments increased to 3.40 years at December 31, 2017, from 3.38 years at December 31, 2016.

Interest expense increased by $3.0 million in 2017 compared to 2016, to $11.4 million from $8.4 million. This increase was mainly due to a seven basis point increase in the average cost of interest-bearing liabilities in 2017 and a $297.3 million increase in the average balance of interest-bearing liabilities. The average balance of interest bearing deposits increased $305.9 million to $1.77 billion at December 31, 2017, from $1.46 billion at December 31, 2016, primarily due to the CSB acquisition. Interest expense related to interest-bearing deposits was $8.8 million in 2017 compared to $6.3 million in 2016.

Interest expenses on FHLB advances and other interest-bearing funding sources were $1.5 million and $208,000 respectively, in 2017 and $1.3 million and $138,000 respectively in 2016. The increase in FHLB advance expense was due to rising interest rates and a $16.3 million increase in the average balance of FHLB advances to $102.2 million at December 31, 2017, compared to $85.9 million at December 31, 2016. Interest expense recognized by the Company related to subordinated debentures was $935,000 in 2017 and $753,000 in 2016 due to rising rates.

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

During the same period, the average balance of investment securities decreased to $233.4 million for 2016 from $239.9 million for the year ended December 31, 2015. Interest income from investment securities decreased to $6.2 million in 2016 compared to $6.8 million in 2015, which represents a decrease of 7.7%. The overall duration of investments decreased to 3.6 years at December 31, 2016, from 4.2 years at December 31, 2015.

Interest expense increased by $1.6 million in 2016 compared to 2015, to $8.4 million from $6.8 million. This increase was mainly due to an eight basis point increase in the average cost of interest-bearing liabilities in 2016 and a $110.2 million increase in the average balance of interest-bearing liabilities. The average balance of interest bearing deposits increased $64.3 million to $1.46 billion at December 31, 2016, from $1.40 billion at December 31, 2015. Interest expense related to interest-bearing deposits was $6.3 million in 2016 compared to $5.3 million in 2015.

Interest expenses on FHLB advances and other interest-bearing funding sources were $1.3 million and $138,000 respectively, in 2016 and $675,000 and $152,000 respectively in 2015. The increase in FHLB advance expense was due to a $47.7 million increase in the average balance of FHLB advances to $85.9 million at December 31, 2016, compared to $38.1 million at December 31, 2015. Interest expense recognized by the Company related to subordinated debentures was $753,000 in 2016 and $613,000 in 2015 due to rising rates.

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2017, 2016 and 2015:

Table 3 – Net Interest Margin

	Year Ended December 31
	(In Thousands)
	2017			2016			2015
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate

Interest-Earning Assets:
Loans receivable (5)	$2,198,639	$99,742	4.54%	$1,853,419	$80,423	4.34%	$1,687,413	$73,544	4.36%
Securities (6)	258,775	8,654	3.39%	233,407	7,871	3.48%	239,852	8,476	3.64%
Interest-earning deposits	72,215	836	1.16%	67,420	367	0.54%	59,410	169	0.27%
FHLB stock	15,632	784	5.02%	13,800	552	4.00%	13,802	552	4.00%
Total interest-earning assets	2,545,261	110,016	4.33%	2,168,046	89,213	4.13%	2,000,477	82,741	4.15%
Non-interest-earning assets	306,270			229,393			222,389

Total Assets	$2,851,531			$2,397,439			$2,222,866

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,769,786	$8,818	0.50%	$1,463,890	$6,261	0.43%	$1,399,619	$5,341	0.38%
FHLB advances	102,155	1,470	1.44%	85,856	1,288	1.50%	38,134	675	1.77%
Subordinated debentures	36,156	935	2.58%	36,141	753	2.09%	36,129	613	1.70%
Other borrowings	27,929	208	0.74%	52,826	138	0.26%	54,619	152	0.28%
Total interest-bearing liabilities	1,936,026	11,431	0.59%	1,638,713	8,440	0.52%	1,528,501	6,781	0.44%
Non-interest bearing demand deposits	528,926	-		441,731	-		388,257	-
Total including non- interest- bearing demand deposits	2,464,952	11,431	0.46%	2,080,444	8,440	0.41%	1,916,758	6,781	0.35%
Other non-interest liabilities	35,343			31,361			28,463
Total Liabilities	2,500,295			2,111,805			1,945,221
Stockholders’ equity	351,236			285,634			277,645
Total liabilities and stockholders’ equity	$2,851,531			$2,397,439			$2,222,866
Net interest income; interest rate spread (3)		$98,585	3.74%		$80,773	3.61%		$75,960	3.71%

Net interest margin (4)			3.88%			3.74%			3.81%
Average interest-earning assets to average interest- bearing liabilities			131.5%			132.3%			130.9%

(1)	Interest on certain tax exempt loans (amounting to $375,000, $383,000 and $368,000 in 2017, 2016 and 2015 respectively) and tax-exempt securities ($3.2 million, $3.0 million and $3.2 million in 2017, 2016, and 2015) is not taxable for Federal income tax purposes. The average balance of such loans was $11.5 million, $11.8 million and $10.7 million in 2017, 2016, and 2015 while the average balance of such securities was $91.2 million, $83.4 million and $86.0 million in 2017, 2016, and 2015, respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	At December 31, 2017, the yields earned and rates paid were as follows: loans receivable, 4.45%; securities, 3.12%; FHLB stock, 5.50%; total interest-earning assets, 4.32%; deposits, 0.30%; FHLB advances, 1.51%; other borrowings, 0.19%, subordinated debentures, 3.02%; total including non- interest-bearing liabilities, 0.39%; and interest rate spread, 3.93%.
(3)	Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(5)	For the purpose of the computation for loans, non-accrual loans are included in the average loans outstanding.
(6)	Securities yield = annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.

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

Table 4 – Changes in Interest Rates and Volumes (1)

	Year Ended December 31 (In Thousands)
	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$3,792	$15,527	$19,319	$(326)	$7,205	$6,879
Securities	(66)	849	783	(381)	(224)	(605)
Interest-earning deposits	441	28	469	173	25	198
FHLB stock	152	80	232	-	-	-
Total interest-earning assets	$4,319	$16,484	$20,803	$(534)	$7,006	$6,472

Interest-Bearing Liabilities
Deposits	$1,128	$1,429	$2,557	$667	$253	$920
FHLB advances	(54)	236	182	(117)	730	613
Subordinated Debentures	182	-	182	140	-	140
Notes Payable	159	(89)	70	(9)	(5)	(14)
Total interest- bearing liabilities	$1,415	$1,576	$2,991	$681	$978	$1,659
Increase (decrease) in net interest income			$17,812			$4,813

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses – First Defiance’s provision for loan losses was $2.9 million for the year ended December 31, 2017, compared to $283,000 for December 31, 2016, and $136,000 for December 31, 2015.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management to absorb probable losses incurred in the loan portfolio. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by First Defiance, the amount of non-performing loans (including loans which meet the FASB ASC Topic 310 definition of impaired), the amount of loans graded by management as substandard, doubtful, or loss, general economic conditions (particularly as they relate to First Defiance’s market areas) and other factors related to the collectability of First Defiance’s loan portfolio. See also Allowance for Loan Losses in this Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements.

Noninterest Income – Noninterest income increased by $6.1 million or 17.8% in 2017 to $40.1 million from $34.0 million for the year ended December 31, 2016. That followed an increase of $2.2 million or 7.0% in 2016 from $31.8 million in 2015.

Service fees and other charges increased to $12.1 million for the year ended December 31, 2017, from $10.9 million for 2016 and increased from $10.8 million for 2015. The increase in noninterest income in 2017 from 2016 and 2015 is due to increased number of deposit accounts primarily from the CSB acquisition.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2017 and 2016 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $2.8 million and $2.4 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $24,000 at December 31, 2017, and $14,000 at December 31, 2016.

Noninterest income also includes gains, losses and impairment on investment securities. In 2017, First Defiance realized a $584,000 gain on sale of securities. In 2016, a $509,000 gain was recognized compared to a $22,000 gain in 2015.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $7.0 million, $7.3 million and $6.7 million in 2017, 2016 and 2015, respectively. The $266,000 decrease in 2017 from 2016 is attributable to a $647,000 decrease in the gain on sale of loans, along with a $33,000 negative change in the valuation adjustments on mortgage servicing rights. These were partially offset by a decrease of $260,000 in mortgage servicing rights amortization expense along with a $154,000 increase in servicing revenue. First Defiance originated $213.5 million of residential mortgages for sale into the secondary market in 2017 compared with $263.7 million in 2016. The balance of the mortgage servicing right valuation allowance stands at $432,000 at the end of 2017. The $557,000 increase in 2016 from 2015 is attributable to a $747,000 increase in the gain on sale of loans, along with a $57,000 positive change in servicing revenue. These were partially offset by an increase of $104,000 in mortgage servicing rights amortization expense along with a $143,000 negative change in the valuation adjustments on mortgage servicing rights. First Defiance originated $263.7 million of residential mortgages for sale into the secondary market in 2016 compared with $213.4 million in 2015. The balance of the mortgage servicing right valuation allowance stands at $522,000 at the end of 2016. See Note 8 to the Consolidated Financial Statements.

Gains on the sale of non-mortgage loans, which include SBA and FSA loans, totaled $217,000 in 2017 compared to $753,000 in 2016 and $824,000 in 2015. The volume of eligible small business administration loans has decreased in 2017 from levels in 2016 and 2015.

Insurance commission income increased $2.4 million or 23.2% to $12.9 million in 2017 from $10.4 million in 2016 mainly due to the acquisition of Corporate One and an increase in general production in the property and casualty and group employee benefits lines of business. Insurance commission income increased $365,000 or 3.6% to $10.4 million in 2016 from $10.1 million in 2015.

Income from bank owned life insurance increased $2.1 million in 2017 to $3.1 million from $909,000 in 2016. In 2017, the Company surrendered an underperforming BOLI policy and recorded a tax penalty of $1.7 million (recorded in income tax expense) and purchased a new BOLI policy receiving a $1.5 million enhancement value gain. There was a slight increase in income in 2016 to $909,000 from $895,000 in 2015.

Trust income increased $631,000 to $2.3 million in 2017 from $1.7 million in 2016 and $1.5 million. The increase in 2017 included a $428,000 positive adjustment to accrual basis accounting.

Other income increased $316,000 to $1.9 million in 2017 compared to $1.5 million in 2016 and $1.1 million in 2015. The $316,000 increase in 2017 is due mainly to group benefit referral fees. The $479,000 increase in 2016 from 2015 is due to a $231,000 increase in the value of the assets of the Company’s deferred compensation plan as well as a $139,000 increase in the gain on sale of other real estate owned.

Noninterest Expense – Total noninterest expense for 2017 was $85.4 million compared to $71.1 million for the year ended December 31, 2016, and $67.9 million for the year ended December 31, 2015.

Compensation and benefits increased $9.7 million or 24.0% to $49.8 million from $40.2 million in 2016. The increase is mainly related to personnel expenses both from certain benefit payouts associated with the CSB merger as well as operating the new CSB and Corporate One locations, merit increases and other new staff for growth strategies. Other non-interest expenses increased $2.8 million or 17.5% to $18.8 million in 2017 from $16.0 million in 2016. This is due mainly to $2.1 million increase in expenses associated with the acquisition of CSB and Corporate One, as well as an increase in the amortization of intangibles of $754,000. Occupancy expense increased $289,000, to $7.7 million in 2017 compared to $7.4 million in 2016 and data processing expense increased $1.4 million to $7.7 million in 2017 from $6.4 million in 2016.

Compensation and benefits increased $2.4 million or 6.4% to $40.2 million from $37.8 million in 2015. The increase is mainly related to merit increases and new staff for growth strategies, higher incentive compensation accruals and higher medical insurance costs. Other non-interest expenses increased $436,000 or 2.8% to $16.0 million in 2016 from $15.5 million in 2015 mainly due to acquisition related costs for the pending acquisition of CSB and $300,000 for a termination of a lease partially offset by a decrease in the amortization of intangibles of $164,000. Occupancy expense increased by $221,000 to $7.4 million in 2016 compared to $7.2 million in 2015 and data processing expense increased by $284,000 to $6.4 million in 2016 from $6.1 million in 2015. These increases were partially offset by decreases in FDIC insurance premiums of $155,000.

Income Taxes – Income taxes totaled $16.2 million in 2017 compared to $12.8 million in 2016 and $11.4 million in 2015. The effective tax rates for those years were 33.4%, 30.7%, and 30.2%, respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The increase in the effective tax rate in 2017 primarily relates to the surrender of a bank-owned life insurance policy which added $1.7 million to income tax expense. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes to the Consolidated Financial Statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana, central Ohio and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income-generating property totaled $838.1 million at December 31, 2017, which represents 34.9% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.19% at December 31, 2017. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $36.0 million, $27.0 million and $30.7 million in 2017, 2016 and 2015, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. In 2017 and 2016, the Company purchased $11.5 million and $822,000, respectively, in portfolio residential home loans. There were no purchases in 2015.

In considering the more typical investing activities, during 2017, $32.7 million and $34.2 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $133.4 million was used by an increase in loans while $73.0 million was used to purchase available-for-sale investment securities. During 2016, $36.4 million and $14.9 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $158.1 million was used by an increase in loans while $71.3 million was used to purchase available-for-sale investment securities. During 2015, $31.2 million and $426,000 was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $177.0 million was used by an increase in loans while $30.5 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. In 2017, total deposits increased by $148.1 million. Securities sold under repurchase arrangements decreased by $5.8 million in 2017. Also in 2017, the Company paid $9.9 million in common stock dividends. In 2016, total deposits increased by $145.5 million. Securities sold under repurchase arrangements decreased by $25.4 million in 2016. Also in 2016, the Company paid $7.9 million in common stock dividends coupled with paying $6.3 million in common stock repurchases. In 2015, total deposits increased by $75.7 million. Securities sold under repurchase arrangements increased by $2.4 million in 2015. Also in 2015, the Company paid $7.2 million in common stock dividends coupled with paying $8.4 million in common stock repurchases. For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2017, First Defiance had the following commitments to fund deposit, advance, borrowing obligations and post-retirement benefits:

Table 5 – Contractual Obligations

	Maturity Dates by Period at December 31, 2017
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Certificates of deposit	$558,755	$252,895	$233,192	$72,532	136
FHLB fixed advances including interest (1)	86,574	35,018	37,227	10,451	3,878
Subordinated debentures	36,083	-	-	-	36,083
Securities sold under repurchase agreements	26,019	26,019	-	-	-
Lease obligations	11,025	826	1,360	1,149	7,690
Post-retirement benefits	2,023	174	375	401	1,073
Total contractual obligations	$720,479	$314,932	$272,154	$84,533	$48,860

(1) Includes principal payments of $84,306 and interest payments of $2,268.

At December 31, 2017, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 6 - Commitments

	Total	Amount of Commitment Expiration by Period
Commitments	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Fixed commitments to make loans	$42,458	$19,434	$969	$1,791	$20,264
Variable commitments to make loans	161,778	14,029	1,308	10,306	136,135
Fixed unused lines of credit	6,245	2,405	1,940	1,900	-
Variable unused lines of credit	408,831	264,025	14,923	6,152	123,731
Total loan commitments	619,312	299,893	19,140	20,149	280,130

Standby letters of credit	7,605	7,170	420	15	-

Total Commitments	$626,917	$307,063	$19,560	$20,164	$280,130

In addition to the above commitments, at December 31, 2017, First Defiance had commitments to sell $14.9 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2017, First Defiance had $567.4 million in capacity under its agreements with the FHLB.

First Federal is subject to various capital requirements of the OCC. At December 31, 2017, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Defiance and First Federal’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated Financial Statements.

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

In addition to the identification of specific customers who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, and other factors in providing for loan losses that have not been specifically classified. Management believes that the level of its allowance for loan loss is sufficient to cover the estimates loss incurred but not yet recognized on the loan portfolio. Refer Allowance for Loan Losses in this Management’s Discussion and Analysis and Note 2 - Statement of Accounting Policies for a further description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

Key assumptions made by management relative to the valuation of mortgage servicing rights include the stratification policy used in valuing servicing, assumptions relative to future prepayments of mortgages, the potential value of any escrow deposits maintained or ancillary income received as a result of the servicing activity and discount rates used to value the present value of a future cash flow stream. In assessing the value of the mortgage servicing rights portfolio, management utilizes a third party that specializes in valuing servicing portfolios. That third party reviews key assumptions with management prior to completing the valuation. Prepayment speeds are determined based on projected median prepayment speeds for 15 and 30 year mortgage backed securities. Those speeds are then adjusted up or down based on the size of the loan. The discount rate used in this analysis is the pretax yield generally required by purchasers of bulk servicing rights as of the valuation date. The value of mortgage servicing rights is especially vulnerable in a falling interest rate environment. Refer also to the section entitled Mortgage Servicing Rights in this Management’s Discussion and Analysis and Note 2 - Statement of Accounting Policies and Note 8 - Mortgage Banking to the Consolidated Financial Statements, for a further description of First Defiance’s valuation process, methodology and assumptions along with sensitivity analyses.

Goodwill - First Defiance has two reporting units: First Federal and First Insurance. At December 31, 2017, First Defiance had goodwill of $98.6 million, including $80.0 million in First Federal, representing 81% of total goodwill and $18.6 million in First Insurance, representing 19% of total goodwill. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

If, for any future period First Defiance determines that there has been impairment in the carrying value of goodwill balances, First Defiance will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

First Defiance has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. First Defiance determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2017 and 2016.

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. At December 31, 2017, the results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, First Defiance’s net interest income would increase by 2.62% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates, but are not considered in the simulation of net interest income.

The majority of First Federal’s lending activities are in commercial real estate and commercial loan areas. In addition to carrying higher credit risk than residential mortgage lending, such loans tend to be more rate sensitive than residential mortgage loans. The balance of First Federal’s commercial real estate and multi-family real estate loan portfolio was $1.24 billion, which was split between $156.7 million of fixed-rate loans and $1.08 billion of adjustable-rate loans, at December 31, 2017. The commercial loan portfolio increased to $526.1 million, which was split between $176.9 million of fixed-rate loans and $349.2 million of adjustable-rate loans, at December 31, 2017. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than seven years. First Federal also has significant balances of home equity and improvement loans ($135.5 million at December 31, 2017) of which $118.4 million fluctuate with changes in the prime lending rate and $17.1 million of home equity and improvement loans have fixed rates. First Federal also has consumer loans ($29.1 million at December 31, 2017) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

The table below presents, for the twelve months subsequent to December 31, 2017, and December 31, 2016, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of December 31, 2017, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2017 was slightly more liability sensitive for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2016.

Table 7 – Net Interest Income Sensitivity Profile

	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2017		December 31, 2016
Gradual Change in Interest Rates
+200	$2,354	2.18%	$1,970	2.32%
+100	1,200	1.11%	972	1.14%
-100	(3,033)	-2.81%	(2,201)	-2.59%

Immediate Change in Interest Rates
+200	$4,821	4.47%	$4,236	4.99%
+100	2,463	2.28%	2,131	2.51%
-100	(6,223)	-5.77%	(4,132)	-4.87%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Board mandated guidelines as of December 31, 2017, except for the down 100 basis points over the first twelve months in a static and dynamic-shock balance sheet as well as in the down 100 basis points for a cumulative twenty-four months in a static and dynamic ramp balance sheet. Management is reviewing the Board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with Board mandated guidelines.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. This analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. However, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2017, was considered to be unlikely given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

Table 8 – Economic Value of Equity Analysis

December 31, 2017
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	700,563	80,544	12.99%	25.63%	462 bp
+ 300 bp	685,883	65,864	10.62%	24.63%	362 bp
+ 200 bp	668,127	48,108	7.76%	23.53%	252 bp
+ 100 bp	647,439	27,420	4.42%	22.36%	135 bp
0 bp	620,019	-	-	21.01%	–
- 100 bp	585,967	(34,052)	(5.49)%	19.52%	(149) bp

December 31, 2016
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	569,397	85,791	17.74%	24.99%	522 bp
+ 300 bp	553,285	69,679	14.41%	23.86%	408 bp
+ 200 bp	534,478	50,873	10.52%	22.63%	286 bp
+ 100 bp	512,132	28,526	5.90%	21.30%	153 bp
0 bp	483,606	-	-	19.77%	–
- 100 bp	429,266	(34,339)	(7.10)%	17.29%	(249) bp

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2017, First Federal would experience a 7.76% increase in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations. The average duration of its assets at December 31, 2017, was 1.86 years while the average duration of its liabilities was 3.65 years.

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

Item 8.          Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of First Defiance Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in this Item 8.

Donald P. Hileman	Kevin T. Thompson
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

First Defiance Financial Corp.

Defiance, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.”

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

We have served as the Company’s auditor since 2005.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
South Bend, Indiana
February 28, 2018

First Defiance Financial Corp.
Consolidated Statements of Financial Condition
Dollars in Thousands, except per share data

	December 31
	2017	2016
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$58,693	$53,003
Federal funds sold	55,000	46,000
	113,693	99,003

Securities available-for-sale, carried at fair value	260,650	250,992
Securities held-to-maturity, carried at amortized cost (fair value $649 and $187 at December 31, 2017 and 2016 respectively)	648	184
	261,298	251,176
Loans held for sale	10,435	9,607
Loans receivable, net of allowance of $26,683 and $25,884 at December 31, 2017 and 2016, respectively	2,322,030	1,914,603
Mortgage servicing rights	9,808	9,595
Accrued interest receivable	8,706	6,760
Federal Home Loan Bank (FHLB) stock	15,992	13,798
Bank owned life insurance	66,230	52,817
Premises and equipment	40,217	36,958
Real estate and other assets held for sale (REO)	1,532	455
Goodwill	98,569	61,798
Core deposit and other intangibles	5,703	1,336
Deferred taxes	231	2,212
Other assets	38,959	17,479
Total assets	$2,993,403	$2,477,597

continued

First Defiance Financial Corp
Consolidated Statements of Financial Condition (continued)
Dollars in Thousands, except per share data

	December 31
	2017	2016
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$571,360	$487,663
Interest-bearing	1,866,296	1,493,965
Total	2,437,656	1,981,628
Advances from the Federal Home Loan Bank	84,279	103,943
Securities sold under agreements to repurchase	26,019	31,816
Subordinated debentures	36,083	36,083
Advance payments by borrowers	2,925	2,650
Other liabilities	33,155	28,459
Total liabilities	2,620,117	2,184,579

Commitments and Contingent Liabilities (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,712,841 and 12,720,347 shares issued and 10,156,041 and 8,983,206 shares outstanding, respectively	127	127
Additional paid-in capital	160,940	126,390
Accumulated other comprehensive income, net of tax of $117 and $117, respectively	217	215
Retained earnings	262,900	240,592
Treasury stock, at cost, 2,556,800 and 3,737,141 shares respectively	(50,898)	(74,306)
Total stockholders’ equity	373,286	293,018

Total liabilities and stockholders’ equity	$2,993,403	$2,477,597

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31
	2017	2016	2015
Interest Income
Loans	$99,540	$80,217	$73,346
Investment securities:
Taxable	3,762	3,231	3,598
Tax-exempt	3,180	3,016	3,171
Interest-bearing deposits	836	367	169
FHLB stock dividends	784	552	552
Total interest income	108,102	87,383	80,836

Interest Expense
Deposits	8,818	6,261	5,341
Federal Home Loan Bank advances and other	1,470	1,288	675
Subordinated debentures	935	753	613
Securities sold under agreement to repurchase	208	138	152
Total interest expense	11,431	8,440	6,781
Net interest income	96,671	78,943	74,055

Provision for loan losses	2,949	283	136
Net interest income after provision for loan losses	93,722	78,660	73,919

Noninterest Income
Service fees and other charges	12,139	10,909	10,752
Mortgage banking income	7,004	7,270	6,713
Insurance commissions	12,866	10,441	10,076
Gain on sale of non-mortgage loans	217	753	824
Gain on sale or call of securities	584	509	22
Trust income	2,332	1,701	1,462
Income from bank owned life insurance	3,085	909	895
Other noninterest income	1,854	1,538	1,059
Total noninterest income	40,081	34,030	31,803

Noninterest Expense
Compensation and benefits	49,847	40,187	37,769
Occupancy	7,707	7,418	7,197
FDIC insurance	1,250	1,169	1,324
Data processing	7,737	6,367	6,083
Other noninterest expense	18,810	15,952	15,516
Total noninterest expense	85,351	71,093	67,889

Income before income taxes	48,452	41,597	37,833
Federal income taxes	16,184	12,754	11,410
Net Income	$32,268	$28,843	$26,423

Earnings per common share (Note 4)
Basic	$3.23	$3.21	$2.87
Diluted	$3.22	$3.19	$2.82
Dividends declared per common share	$1.00	$0.88	$0.775

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands)

	For the Years Ended December 31
	2017	2016	2015

Net income	$32,268	$28,843	$26,423
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	732	(4,933)	(985)
Reclassification adjustment for (gains) losses realized in income	(584)	(509)	(22)
Net unrealized gains (losses)	148	(5,442)	(1,007)

Income tax effect	(51)	1,904	352
Net of tax amount	97	(3,538)	(655)

Change in unrealized gain/(loss) on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	(166)	172	204
Net amortization and deferral	20	30	47
Net gain (loss) activity during the period	(146)	202	251
Income tax effect	51	(71)	(88)
Net of tax amount	(95)	131	163

Total other comprehensive income (loss)	2	(3,407)	(492)
Comprehensive income	$32,270	$25,436	$25,931

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar Amounts In Thousands, except number of shares)

						Accumulated
		Common		Common	Additional	Other			Total
	Preferred	Stock	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholder’s
	Stock	Shares	Stock	Warrant	Capital	Income	Earnings	Stock	Equity
Balance at January 1, 2015	$-	9,234,534	$127	$878	$136,266	$4,114	$200,600	$(62,480)	$279,505
Net income							26,423		26,423
Other comprehensive loss						(492)			(492)
Stock based compensation expenses					150				150
Warrant repurchase				(878)	(11,101)				(11,979)
Shares issued under stock option plan, net of 14,350 repurchased and retired		74,300			230		(313)	1,552	1,469
Restricted share activity under stock incentive plans		18,006			(58)		186	308	436
Excess tax benefit on stock compensation plans					216				216
Shares issued from direct stock sales		1,799			31			33	64
Shares repurchased		(225,808)						(8,436)	(8,436)
Common stock dividends declared							(7,159)		(7,159)
Balance at December 31, 2015	$-	9,102,831	$127	$-	$125,734	$3,622	$219,737	$(69,023)	$280,197
Net income							28,843		28,843
Other comprehensive loss						(3,407)			(3,407)
Stock based compensation expenses					274				274
Shares issued under stock option plan, net of 1,612 repurchased and retired		36,358			(21)		(26)	761	714
Restricted share activity under stock incentive plans		10,405			370		(72)	219	517
Shares issued from direct stock sales		1,480			33			30	63
Shares repurchased		(167,868)						(6,293)	(6,293)
Common stock dividends declared							(7,890)		(7,890)
Balance at December 31, 2016	$-	8,983,206	$127	$-	$126,390	$215	$240,592	$(74,306)	$293,018
Net income							32,268		32,268
Other comprehensive income						2			2
Stock based compensation expenses					215				215
Shares issued under stock option plan, net of 7,507 repurchased and retired		4,044			51		(83)	231	199
Capital stock issuance		1,139,502			33,792			22,740	56,532
Restricted share activity under stock incentive plans		27,877			447		(18)	409	838
Shares issued from direct stock sales		1,412			45			28	73
Common stock dividends declared							(9,859)		(9,859)
Balance at December 31, 2017	$-	10,156,041	$127	$-	$160,940	$217	$262,900	$(50,898)	$373,286

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Years Ended December 31
	2017	2016	2015
Operating Activities
Net income	$32,268	$28,843	$26,423
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,949	283	136
Provision for depreciation	3,567	3,356	3,267
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	740	1,128	1,148
Amortization of mortgage servicing rights	1,464	1,724	1,620
Net impairment (recovery) of mortgage servicing rights	(89)	(123)	(266)
Amortization of intangibles	1,289	535	699
Gain on sale of loans	(4,881)	(6,064)	(5,388)
Loss on sale or disposals or write-downs of property, plant and equipment	48	-	428
(Gain) loss on sale or write-down of REO	(56)	(300)	150
(Gain) loss on sale or call of securities	(584)	(509)	(22)
Change in deferred taxes	1,261	(615)	(35)
Proceeds from sale of loans held for sale	215,727	262,958	215,402
Origination of loans held for sale	(213,479)	(263,679)	(213,416)
Stock based compensation expenses	215	274	150
Restricted stock unit expense	838	517	436
Excess tax benefit (expense) on stock compensation plans	(171)	(192)	216
Income from bank owned life insurance	(3,085)	(909)	(895)
Change in interest receivable and other assets	(3,591)	(4,121)	(1,356)
Change in accrued interest and other liabilities	1,527	3,878	1,955
Net cash provided by operating activities	35,957	26,984	30,652

Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	128	59	69
Proceeds from maturities, calls and paydowns of available-for-sale securities	32,687	36,390	31,240
Proceeds from sale of available-for-sale securities	34,248	14,871	426
Proceeds from sale of REO	554	1,705	3,407
Proceeds from sale of office properties and equipment	849	1	212
Purchases of available-for-sale securities	(73,007)	(71,276)	(30,483)
Purchases of office properties and equipment	(3,263)	(2,106)	(1,843)
Investment in bank owned life insurance	(20,000)	-	(4,000)
Proceeds from FHLB stock redemption	-	3	1
Net cash received (paid) in acquisitions	19,359	-	(297)
Purchase of portfolio mortgage loans	(11,476)	(822)	-
Proceeds from sale of non-mortgage loans	20,227	20,816	24,027
Net increase in loans receivable	(133,184)	(158,121)	(177,013)
Net cash used in investing activities	(132,878)	(158,480)	(154,254)

Continued

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)
(Dollar Amounts in Thousands)

	Years Ended December 31
	2017	2016	2015
Financing Activities
Net increase in deposits and advance payments by borrowers	148,065	145,467	75,689
Repayment of Federal Home Loan Bank long-term advances	(31,070)	(959)	(8,642)
Proceeds from Federal Home Loan Bank long-term advances	10,000	45,000	47,000
Increase (decrease) in securities sold under repurchase agreements	(5,797)	(25,372)	2,429
Cash dividends paid on common stock	(9,859)	(7,890)	(7,159)
Net cash paid for repurchase of common stock	-	(6,293)	(8,436)
Repayment of warrants	-	-	(11,979)
Proceeds from exercise of stock options	199	714	1,469
Proceeds from direct treasury stock sales	73	63	64
Net cash provided by financing activities	111,611	150,730	90,435

Increase (decrease) in cash and cash equivalents	14,690	19,234	(33,167)
Cash and cash equivalents at beginning of period	99,003	79,769	112,936
Cash and cash equivalents at end of period	$113,693	$99,003	$79,769

Supplemental cash flow information:
Interest paid	$11,382	$8,370	$6,764
Income taxes paid	14,350	12,700	10,000
Transfers from loans to other real estate owned and other assets held for sale	705	583	974
Transfer from real estate owned and other assets held for sale to loans	-	-	2,544
Transfer from (to) property and equipment to real estate and other assets held for sale	(130)	(44)	267
Sale of bank owned life insurance not yet settled	17,840	-	-
Securities traded but not yet settled	548	357	-

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

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Archbold, Bowling Green, Bryan, Defiance, Findlay, Fostoria, Lima, Maumee, Oregon, and Tiffin, Ohio areas, offering property and casualty, and group health and life insurance products. The Maumee and Oregon offices were consolidated into a new office in Sylvania, Ohio in January 2018. First Defiance Risk Management was incorporated on December 20, 2012, as a wholly owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

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

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $1,322,000 and $1,325,000, respectively, at December 31, 2017, to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

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

FHLB Stock

First Federal is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2017, the Company held $16.0 million at the FHLB of Cincinnati and $5,000 at the FHLB of Indianapolis.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs, purchase premiums and discounts and the allowance for loan losses. Deferred fees net of deferred incremental loan origination costs, are amortized to interest income generally over the contractual life of the loan using the interest method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable, unamortized premiums and discounts, and net deferred fees and costs and undisbursed loan amounts.

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

Purchased Credit Impaired Loans

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $3.7 million, $3.6 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

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

Goodwill and Other Intangibles

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on First Defiance’s balance sheet.

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

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the year ended December 31, 2017, the reported revenue for First Insurance was 8.7% of total revenue for First Defiance. Total revenue includes interest income plus non-interest income. Net income for First Insurance for the year ended December 31, 2017 was 6.6% of consolidated net income. Total assets of First Insurance at December 31, 2017 were 0.8% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

Accounting Standards Updates

In February 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The new guidance will be effective for the Company’s year ending December 31, 2018 and early adoption is permitted. The Company chose not to early adopt the new standard for the year ending December 31, 2017, as allowed under the new standard.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted the provisions of ASU No. 2017-08 on January 1, 2018 and there was no material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted ASU No. 2017-04 with its goodwill impairment test completed in 2017. ASU No. 2017-04 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its implementation efforts by establishing a Company-wide implementation committee. The committee’s initial review indicates the Company has maintained sufficient historical loan data to support the requirement of this pronouncement and is currently evaluating the various loss methodologies to determine their correlations to the Company’s loan segments historical performance. Early adoption is permitted, however, the Company does not currently plan to early adopt this ASU.

In February 2016, the FASB issued ASU No. 2016-02 — Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In January 2018, FASB issued a proposal to provide an additional transition method that would allow entities to not apply the guidance in ASU No. 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has not yet selected a transition method as it is in the process of determining the effect of the ASU on its consolidated financial statements and disclosures. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated condensed statements of financial condition. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated condensed statements of financial condition, along with our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s Consolidated Financial Statements. At December 31, 2017, the Company had contractual operating lease commitments of approximately $11.0 million, before considering renewal options that are generally present.

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

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP consisted of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date” which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The Company does not expect the new guidance to have a material impact on its financial statements as approximately 71% of the Company’s revenue comes from net interest income and is explicitly out of scope of the guidance. Other out of scope revenue streams total approximately 10% of additional revenue. The primary contracts subject to the guidance include services charges and deposit related account fees, trust and asset management fees, insurance commissions, brokerage commissions, and interchange fees. The Company has concluded the adoption of the ASU will not have a material impact on the Company’s revenue recognition patterns or financial presentation and disclosures. The new ASU is largely consistent with the existing guidance and current practices applied to the Company’s revenue streams. The Company will adopt ASU No. 2014-09 in the first quarter of 2018 utilizing the modified retrospective approach and no adjustment was necessary to retained earnings.

3. Business Combinations

Effective February 24, 2017, the Company acquired Commercial Bancshares, Inc. (“Commercial Bancshares”) and its subsidiary, The Commercial Savings Bank (“CSB”), pursuant to an Agreement and Plan of Merger (“merger agreement”), dated August 23, 2016. The acquisition was accomplished by the merger of Commercial Bancshares into First Defiance, immediately followed by the merger of CSB into First Defiance’s banking subsidiary, First Federal. CSB operated 7 full-service banking offices in northwest and north central, Ohio and 1 commercial loan production office in central Ohio. Commercial Bancshares’ consolidated assets and equity (unaudited) as of February 24, 2017 totaled $348.4 million and $37.5 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value included in these financial statements is based on final valuations.

In accordance with ASC 805, the Company expensed approximately $3.7 million of direct acquisition costs, of which $2.8 million was to settle employment and benefit agreements and for personnel expenses related to operating the new Commercial Bancshares locations. The Company recorded $28.9 million of goodwill and $4.9 million of intangible assets. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. The acquisition was consistent with the Company’s strategy to enhance and expand its presence in northwestern and north central Ohio. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits and are being amortized over 10 years on an accelerated basis. For tax purposes, goodwill totaling $28.9 million is non-deductible. Goodwill is evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as part of the Commercial Bancshares acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

February 24, 2017
(In Thousands)

Cash Consideration	$12,340
Equity – Dollar Value of Issued Shares	56,532
Fair Value of Total Consideration Transferred	68,872

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	35,411
Federal Funds Sold	2,769
Securities	4,338
Loans	285,448
FHLB Stock of Cincinnati and Other Stock	2,194
Office Properties and Equipment	5,256
Intangible Assets	4,900
Bank-Owned Life Insurance	8,168
Accrued Interest Receivable and Other Assets	3,606
Deposits – Non-Interest Bearing	(56,061)
Deposits – Interest Bearing	(251,931)
Advances from FHLB	(1,403)
Accrued Interest Payable and Other Liabilities	(2,717)
Total Identifiable Net Assets	39,978

Goodwill	$28,894

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2016 after giving effect to certain adjustments. The unaudited pro forma information for the twelve months ended December 31, 2017 and December 31, 2016 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Twelve	Pro Forma Twelve
	Months Ended	Months Ended
	December 31, 2017	December 31, 2016
	(In Thousands)

Net Interest Income	$98,856	$90,452
Provision for loan losses	2,949	753
Non-Interest Income	40,338	35,496
Non-Interest Expense	82,597	76,393
Income Before Income Taxes	53,648	48,802
Income Tax Expense	17,780	15,276
Net Income	$35,868	$33,526
Diluted Earnings Per Share	$3.51	$3.29

The above pro forma financial information includes approximately $4.6 million of net income related to the operations of Commercial Bancshares during the twelve months of 2017. The above pro forma financial information related to 2017 excludes merger related costs that totaled $3.7 million on a pre-tax basis.

On April 13, 2017, First Defiance and Corporate One Benefits Agency, Inc. (“Corporate One”) jointly announced the acquisition of Corporate One’s business by First Defiance. The total purchase price paid in cash was made up of the following: $6.5 million was paid at closing, $500,000 is due in July 2018, and $2.3 million at the end of a three-year earn-out based on the compound annual growth rate of net revenue over the performance period of Corporate One, for a total purchase price of $9.3 million. The recorded fair value of the $2.3 million earn-out was $1.8 million at December 31, 2017. As of December 31, 2017, total Company recorded goodwill of $7.9 million and identifiable intangible assets of $756,000 consisting of customer relationship intangible of $564,000 and a non-compete intangible of $192,000. The fair value included in these financial statements is based on final valuation. Corporate One was a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One consulted employers to better manage their employee benefit programs to effectively lead them into the future. It is anticipated that the transaction will enhance employee benefit offerings and expand First Insurance’s presence into adjacent markets in northwest Ohio.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	2017	2016	2015
	(In Thousands, Except Per Share Amounts)
Basic Earnings Per Share:
Net income available to common shareholders	$32,268	$28,843	$26,423
Less: Income allocated to participating securities	5	39	8
Net income allocated to common shareholders	32,263	28,804	26,415

Weighted average common shares outstanding Including participating securities	9,975	8,980	9,221
Less: Participating securities	9	11	11
Average common shares	9,966	8,969	9,210

Basic earnings per common share	$3.23	$3.21	$2.87

Diluted Earnings Per Share:
Net income allocated to common shareholders	$32,263	$28,804	$26,415
Weighted average common shares outstanding for basic earnings per common share	9,966	8,969	9,210
Add: Dilutive effects of stock options	62	66	87
Add: Dilutive effects of warrants	-	-	75
Average shares and dilutive potential common shares	10,028	9,035	9,371

Diluted earnings per common share	$3.22	$3.19	$2.82

Shares subject to issue upon exercise of options of zero in 2017, 12,550 in 2016 and 8,750 in 2015 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5. Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities at December 31, 2017 and 2016 and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2017
Available-for-sale
Obligations of U.S. government corporations and agencies	$518	$-	$(10)	$508
Mortgage-backed securities - residential	59,942	90	(763)	59,269
REMICs	1,072	-	(7)	1,065
Collateralized mortgage obligations	94,588	180	(892)	93,876
Preferred stock	-	1	-	1
Corporate bonds	12,914	189	-	13,103
Obligations of state and political subdivisions	90,692	2,426	(290)	92,828
Total Available-for-Sale	$259,726	$2,886	$(1,962)	$260,650

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$10	$-	$-	$10
FNMA certificates	41	1	-	42
GNMA certificates	17	-	-	17
Obligations of states and political subdivisions	580	-	-	580
Total Held-to-Maturity	$648	$1	$-	$649

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2016
Available-for-sale
Obligations of U.S. government corporations and agencies	$4,000	$-	$(85)	$3,915
Mortgage-backed securities - residential	82,619	390	(1,302)	81,707
REMICs	1,309	-	(2)	1,307
Collateralized mortgage obligations	63,204	422	(621)	63,005
Preferred stock	-	2	-	2
Corporate bonds	12,919	97	(3)	13,013
Obligations of state and political subdivisions	86,165	2,491	(613)	88,043
Total Available-for-Sale	$250,216	$3,402	$(2,626)	$250,992

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$12	$-	$-	$12
FNMA certificates	56	2	-	58
GNMA certificates	23	1	-	24
Obligations of states and political subdivisions	93	-	-	93
Total Held-to-Maturity	$184	$3	$-	$187

The amortized cost and fair value of the investment securities portfolio at December 31, 2017, is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
2017
Available-for-sale
Due in one year or less	$1,423	$1,440
Due after one year through five years	19,898	20,303
Due after five years through ten years	39,344	40,710
Due after ten years	43,459	43,987
MBS/CMO/REMIC	155,602	154,210
Total	$259,726	$260,650

Held-to-maturity
Due after one year through five years	$62	$62
Due after five years through ten years	518	518
MBS	68	69
Total	$648	$649

Securities pledged at year-end 2017 and 2016 had a carrying amount of $135.4 million and $143.6 million and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

As of December 31, 2017, the Company’s investment portfolio consisted of 413 securities, 121 of which were in an unrealized loss position. The Company did not hold any single security that was greater than 10% of the Company’s equity at December 31, 2017.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2017, and December 31, 2016:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2017
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$508	$(10)	$508	$(10)
Mortgage-backed securities-residential	27,881	(215)	19,038	(548)	46,919	(763)
REMIC’s	1,065	(7)	-	-	1,065	(7)
Collateralized mortgage obligations	49,107	(320)	20,804	(572)	69,911	(892)
Obligations of state and political subdivisions	14,249	(163)	3,370	(127)	17,619	(290)
Held to maturity securities:	12	-	9	-	21	-
Total temporarily impaired securities	$92,314	$(705)	$43,729	$(1,257)	$136,043	$(1,962)

At December 31, 2016
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,915	$(85)	$-	$-	$3,915	$(85)
Mortgage-backed securities-residential	63,736	(1,302)	-	-	63,736	(1,302)
REMIC’s	1,308	(2)	-	-	1,308	(2)
Collateralized mortgage obligations	28,882	(566)	1,227	(55)	30,110	(621)
Corporate bonds	-	-	997	(3)	997	(3)
Obligations of state and political subdivisions	19,172	(613)	-	-	19,172	(613)

Total temporarily impaired securities	$117,013	$(2,568)	$2,224	$(58)	$119,238	$(2,626)

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

In 2017, 2016 and 2015, management determined there was no OTTI.

There were no credit losses relating to debt securities recognized in earnings for the years ended December 31, 2017, 2016 and 2015.

Realized gains from the sales and calls of investment securities totaled $584,000 ($380,000 after tax) in 2017 while there were realized gains of $509,000 ($331,000 after tax) and $22,000 ($15,000 after tax) in 2016 and 2015, respectively.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2017	2016	2015
	(In Thousands)
Proceeds	$34,248	$14,871	$426
Gross realized gains	665	509	22
Gross realized losses	(81)	-	-

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (In Thousands):

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$42,458	$161,778	$34,432	$106,356
Unused lines of credit	6,245	408,831	14,384	400,542
Standby letters of credit	-	7,605	-	9,668
Total	$48,703	$578,214	$48,816	$516,566

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2017, had interest rates ranging from 1.99% to 18.00% and maturities ranging from less than 1 year to 30 years.

In addition to the above commitments, at December 31, 2017, First Defiance had commitments to sell $14.9 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

7. Loans

Loans receivable consist of the following:

	December 31, 2017	December 31, 2016
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$274,862	$207,550
Secured by multi-family residential	248,092	196,983
Secured by commercial real estate	987,129	843,579
Construction	265,476	182,886
	1,775,559	1,430,998
Other Loans:
Commercial	526,142	469,055
Home equity and improvement	135,457	118,429
Consumer Finance	29,109	16,680
	690,708	604,164
Total loans	2,466,267	2,035,162
Deduct:
Undisbursed loan funds	(115,972)	(93,355)
Net deferred loan origination fees and costs	(1,582)	(1,320)
Allowance for loan loss	(26,683)	(25,884)
Totals	$2,322,030	$1,914,603

The table above includes loans acquired during 2017 totaling $285.4 million as of February 24, 2017, which is net of purchase discount on the acquired loans of $5.4 million. The recorded investment of these loans as of December 31, 2017 was $208.4 million, net of the purchase discount of $3.9 million

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses the year-to-date activity in the allowance for loan loss for the dates indicated by portfolio segment (In Thousands):

Year to Date December 31, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884
Charge-Offs	(279)	-	(429)	-	(2,301)	(301)	(139)	(3,449)
Recoveries	115	32	657	-	243	167	85	1,299
Provisions	69	442	(499)	197	2,662	3	75	2,949
Ending Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683

Year to Date December 31, 2016	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382
Charge-Offs	(350)	-	(92)	-	(615)	(268)	(94)	(1,419)
Recoveries	166	-	923	-	335	150	64	1,638
Provisions	(401)	77	(1,978)	(67)	2,386	200	66	283
Ending Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884

Year to Date December 31, 2015	1-4 Family Residential Real Estate	Multi-Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,494	$2,453	$11,268	$221	$6,509	$1,704	$117	$24,766
Charge-Offs	(283)	(114)	(353)	-	(68)	(350)	(53)	(1,221)
Recoveries	214	-	915	-	331	188	53	1,701
Provisions	787	(188)	(58)	296	(1,517)	762	54	136
Ending Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017: (In Thousands)

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$167	$7	$118	$-	$187	$279	$-	$758

Collectively evaluated for impairment	2,365	2,695	10,236	647	7,778	1,976	228	25,925

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683

Loans:

Loans individually evaluated for impairment	$6,910	$2,278	$31,821	$-	$14,373	$1,176	$50	$56,608

Loans collectively evaluated for impairment	267,377	245,823	956,238	149,174	513,218	135,098	29,125	2,296,053

Loans acquired with deteriorated credit quality	1,069	301	2,121	-	337	-	-	3,828

Total ending loans balance	$275,356	$248,402	$990,180	$149,174	$527,928	$136,274	$29,175	$2,356,489

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

The following tables presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans for the years ended December 31, 2017, 2016 and 2015 (In Thousands):

	Twelve Months Ended December 31, 2017
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,811	$138	$138
Residential Non Owner Occupied	3,038	138	138
Total 1-4 Family Residential Real Estate	6,849	276	276
Multi-Family Residential Real Estate	2,471	58	58
CRE Owner Occupied	10,592	110	109
CRE Non Owner Occupied	3,768	140	133
Agriculture Land	9,667	472	229
Other CRE	1,603	76	70
Total Commercial Real Estate	25,630	798	541
Construction	-	-	-
Commercial Working Capital	5,235	129	123
Commercial Other	5,940	109	79
Total Commercial	11,175	238	202
Home Equity and Home Improvement	1,217	43	43
Consumer Finance	59	4	4
Total Impaired Loans	$47,401	$1,417	$1,124

	Twelve Months Ended December 31, 2016
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,954	$244	$237
Residential Non Owner Occupied	3,133	211	210
Total 1-4 Family Residential Real Estate	7,087	455	447
Multi-Family Residential Real Estate	3,946	124	123
CRE Owner Occupied	6,925	203	183
CRE Non Owner Occupied	5,351	411	407
Agriculture Land	2,283	128	68
Other CRE	1,632	71	70
Total Commercial Real Estate	16,191	813	728
Construction	-	-	-
Commercial Working Capital	1,606	109	90
Commercial Other	2,393	81	79
Total Commercial	3,999	190	169
Home Equity and Home Improvement	1,543	85	83
Consumer Finance	67	8	8
Total Impaired Loans	$32,833	$1,675	$1,558

	Twelve Months Ended December 31, 2015
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,985	$246	$244
Residential Non Owner Occupied	5,444	152	152
Total 1-4 Family Residential Real Estate	12,429	398	396
Multi-Family Residential Real Estate	3,799	40	40
CRE Owner Occupied	9,019	168	167
CRE Non Owner Occupied	10,125	349	348
Agriculture Land	2,980	88	56
Other CRE	3,554	81	80
Total Commercial Real Estate	25,678	686	651
Construction	50	2	2
Commercial Working Capital	2,217	58	56
Commercial Other	4,773	49	49
Total Commercial	6,990	107	115
Home Equity and Home Improvement	2,757	62	62
Consumer Finance	80	14	14
Total Impaired Loans	$51,783	$1,309	$1,270

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	December 31, 2017			December 31, 2016
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$2,507	$2,364	$-	$1,912	$1,765	$-
Residential Non Owner Occupied	1,711	1,708	-	1,691	1,683	-
Total 1-4 Family Residential Real Estate	4,218	4,072	-	3,603	3,448	-
Multi-Family Residential Real Estate	2,095	2,102	-	3,578	3,430	-
CRE Owner Occupied	12,273	11,804	-	2,652	2,353	-
CRE Non Owner Occupied	3,085	2,925	-	4,372	4,240	-
Agriculture Land	13,029	13,185	-	1,695	1,722	-
Other CRE	981	768	-	1,225	1,115	-
Total Commercial Real Estate	29,368	28,682	-	9,944	9,430	-
Construction	-	-	-	-	-	-
Commercial Working Capital	5,462	5,422	-	838	786	-
Commercial Other	9,916	7,644	-	1,179	967	-
Total Commercial	15,378	13,066	-	2,017	1,753	-
Home Equity and Home Improvement	630	584	-	631	585	-
Consumer Finance	42	42	-	55	55	-
Total loans with no allowance recorded	$51,731	$48,548	$-	$19,828	$18,701	$-

With an allowance recorded:
Residential Owner Occupied	$1,841	$1,814	$137	$2,348	$2,319	$157
Residential Non Owner Occupied	1,031	1,024	30	1,137	1,131	45
Total 1-4 Family Residential Real Estate	2,872	2,838	167	3,485	3,450	202
Multi-Family Residential Real Estate	175	176	7	53	53	4
CRE Owner Occupied	2,007	1,546	44	2,362	1,894	102
CRE Non Owner Occupied	651	593	28	1,618	1,479	108
Agriculture Land	293	292	14	45	45	3
Other CRE	909	708	32	1,144	722	42
Total Commercial Real Estate	3,860	3,139	118	5,169	4,140	255
Construction	-	-	-	-	-	-
Commercial Working Capital	447	449	77	230	231	24
Commercial Other	854	858	110	167	170	11
Total Commercial	1,301	1,307	187	397	401	35
Home Equity and Home Improvement	596	592	279	688	684	313
Consumer Finance	8	8	-	4	4	-
Total loans with an allowance recorded	$8,812	$8,060	$758	$9,796	$8,732	$809

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	December 31, 2017	December 31, 2016
	(In Thousands)
Non-accrual loans	$30,715	$14,348
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	30,715	14,348
Real estate and other assets held for sale	1,532	455
Total non-performing assets	$32,247	$14,803

Troubled debt restructuring, still accruing	$13,770	$10,544

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2017, by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$175,139	$821	$1,033	$1,227	$3,081	$2,510
Residential Non Owner Occupied	96,400	495	8	233	736	520

Total 1-4 Family Residential Real Estate	271,539	1,316	1,041	1,460	3,817	3,030

Multi-Family Residential Real Estate	247,980	422	-	-	422	128

CRE Owner Occupied	393,125	195	188	1,268	1,651	10,775
CRE Non Owner Occupied	403,656	1	91	424	516	2,431
Agriculture Land	131,753	412	-	66	478	4,144
Other Commercial Real Estate	58,784	13	-	204	217	734

Total Commercial Real Estate	987,318	621	279	1,962	2,862	18,084

Construction	149,174	-	-	-	-	-

Commercial Working Capital	233,632	102	1,264	876	2,242	2,369
Commercial Other	291,455	82	-	517	599	6,474

Total Commercial	525,087	184	1,264	1,393	2,841	8,843

Home Equity and Home Improvement	133,144	2,490	434	206	3,130	591
Consumer Finance	28,800	293	80	2	375	27

Total Loans	$2,343,042	$5,326	$3,098	$5,023	$13,447	$30,703

Loans acquired with deteriorated credit quality (included in the totals above)	$3,662	$15	$40	$111	$166	$1,904
Loans acquired in current year (included in totals above)	$203,562	$1,881	$1,357	$1,569	$4,807	$5,309

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2016 by class of loans: (In Thousands)

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

Troubled Debt Restructurings

As of December 31, 2017 and 2016, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $21.7 million and $16.8 million, respectively. The Company allocated $751,000 and $809,000, of specific reserves to those loans at December 31, 2017 and 2016, and committed to lend additional amounts totaling up to $242,000 and $20,000 at December 31, 2017 and 2016.

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

Of the loans modified in a TDR, $7.8 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the years indicated (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2017		Loans Modified as a TDR for the Twelve Months Ended December 31, 2016		Loans Modified as a TDR for the Twelve Months Ended December 31, 2015
TDRs	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	24	$982	17	$778	6	$454
Residential Non Owner Occupied	5	193	5	494	4	59
Multi Family	-	-	2	1,885	-	-
CRE Owner Occupied	2	149	-	-	2	645
CRE Non Owner Occupied	1	262	5	974	2	244
Agriculture Land	5	1,700	1	45	3	1,443
Other CRE	2	153	1	348	-	-
Commercial Working Capital	7	1,475	1	226	2	62
Commercial Other	7	3,833	1	587	2	70
Home Equity and Home Improvement	6	152	9	281	13	324
Consumer Finance	5	14	2	14	9	62
Total	64	$8,913	44	$5,632	43	$3,363

The loans described above increased the allowance for loan losses (“ALLL”) by $104,000 for the year ended December 31, 2017, decreased the ALLL by $413,000 for the year ended December 31, 2016, and increased the ALLL by $13,000 for the year ended December 31, 2015.

Of the 2017 modifications, 18 were made TDRs due to the fact that the borrower is in bankruptcy, 8 were made TDR due to terming out lines of credit at below market terms, 14 were made TDR due to advancing or renewing money to a watch list credit, 7 loans were placed under a forbearance agreement, and 18 were made a TDR because the current debt was refinanced due to maturity or for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the indicated:

	Twelve Months Ended December 31, 2017 ($ in thousands)		Twelve Months Ended December 31, 2016 ($ in thousands)		Twelve Months Ended December 31, 2015 ($ in thousands)
TDRs That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)
Residential Owner Occupied	-	$-	-	$-	-	$-
Residential Non Owner Occupied	-	-	-	-	-	-
CRE Owner Occupied	-	-	-	-	-	-
CRE Non Owner Occupied	-	-	1	205	-	-
Agriculture Land	-	-	-	-	-	-
Other CRE	-	-	-	-	-	-
Commercial Working Capital	-	-	-	-	1	120
Commercial Other	-	-	-	-	5	1,791
Home Equity and Home Improvement	-	-	-	-	1	22
Consumer	-	-	-	-	-	-
Total	-	$-	1	$205	7	$1,933

The TDRs that subsequently defaulted described above had no effect on the ALLL for the years ended December 31, 2017, 2016 and 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$7,534	$99	$2,367	$-	$168,220	$178,220
Residential Non Owner Occupied	85,802	935	3,835	-	6,564	97,136

Total 1-4 Family Real Estate	93,336	1,034	6,202	-	174,784	275,356

Multi-Family Residential Real Estate	242,969	2,503	2,819	-	111	248,402

CRE Owner Occupied	370,613	10,432	13,575	-	156	394,776
CRE Non Owner Occupied	395,264	3,464	5,444	-	-	404,172
Agriculture Land	114,776	2,639	14,816	-	-	132,231
Other CRE	56,133	165	1,788	-	915	59,001

Total Commercial Real Estate	936,786	16,700	35,623	-	1,071	990,180

Construction	125,519	1,254	-	-	22,401	149,174

Commercial Working Capital	222,526	7,605	5,743	-	-	235,874
Commercial Other	280,013	3,443	8,598	-	-	292,054

Total Commercial	502,539	11,048	14,341	-	-	527,928

Home Equity and Home Improvement	-	-	600	-	135,674	136,274
Consumer Finance	-	-	82	-	29,093	29,175

Total Loans	$1,901,149	$32,539	$59,667	$-	$363,134	$2,356,489

Loans acquired with deteriorated credit quality (included in the totals above)	$41	$-	$3,783	-	$4	$3,828
Loans acquired in current year (included in totals above)	$148,364	$3,502	$16,085	-	$40,418	$208,369

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$5,980	$402	$1,824	$-	$132,250	$140,456
Residential Non Owner Occupied	58,041	1,394	3,480	-	4,434	67,349

Total 1-4 Family Real Estate	64,021	1,796	5,304	-	136,684	207,805

Multi-Family Residential Real Estate	192,369	862	3,852	-	114	197,197

CRE Owner Occupied	316,335	20,559	4,430	-	384	341,708
CRE Non Owner Occupied	332,196	1,617	5,435	-	-	339,248
Agriculture Land	98,039	2,355	2,002	-	-	102,396
Other CRE	59,561	60	2,297	-	746	62,664

Total Commercial Real Estate	806,131	24,591	14,164	-	1,130	846,016

Construction	67,751	706	-	-	20,787	89,244

Commercial Working Capital	193,043	8,301	1,490	-	-	202,834
Commercial Other	262,076	3,749	1,752	-	-	267,577

Total Commercial	455,119	12,050	3,242	-	-	470,411

Home Equity and Home Improvement	-	-	696	-	118,317	119,013
Consumer Finance	-	-	90	-	16,594	16,684

Total Loans	$1,585,391	$40,005	$27,348	$-	$293,626	$1,946,370

Certain loans acquired had evidence that the credit quality of the loan had deteriorated since its origination and in management’s assessment at the acquisition date it was probable that First Defiance would be unable to collect all contractually required payments due. In accordance with FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, these loans have been recorded based on management’s estimate of the fair value of the loans. The outstanding balance of those loans by segment is as follows (In thousands):

December 31, 2017
1-4 Family Residential Real Estate	$1,154
Multi-Family Residential Real Estate	309
Commercial Real Estate Loans	2,921
Commercial	407
Consumer	2
Total Outstanding Balance	$4,793
Recorded Investment, net of allowance of $0	$3,828

Accretable yield, or income expected to be collected, is as follows:

2017
Balance at January 1, 2017	$-
New Loans Purchased	1,018
Accretion of Income	(204)
Reclassifications from Non-accretable	-
Charge-off of Accretable Yield	(10)
Balance at December 31, 2017	$804

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the twelve months ended December 31, 2017. No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the period ended December 31, 2017 using information as of the date of acquisition are included in the table below. There were no such loans purchased during the year ended December 31, 2016. (In Thousands)

1-4 Family Residential Real Estate	$1,720
Commercial Real Estate	4,724
Commercial	785
Consumer	4
Total	$7,233

Cash Flows Expected to be Collected at Acquisition $ 5,721

Fair Value of Acquired Loans at Acquisition $ 4,703

Loans purchased with evidence of deterioration of credit quality acquired prior to 2017 were $169,000 and $11,000 at December 31, 2016 and 2015, respectively and were paid off during 2017.

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31
	2017	2016
	(In Thousands)
Beginning balance	$16,199	$7,349
New loans	5,857	4,783
Effect of changes in composition of related parties	-	12,320
Repayments	(5,328)	(8,253)
Ending Balance	$16,728	$16,199

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $626,000 as of December 31, 2017.

8. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31
	2017	2016	2015
	(In Thousands)
Gain from sale of mortgage loans	$4,664	$5,311	$4,564
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,714	3,560	3,503
Amortization of mortgage servicing rights	(1,464)	(1,724)	(1,620)
Mortgage servicing rights valuation adjustments	90	123	266
	2,340	1,959	2,149
Net mortgage banking income	$7,004	$7,270	$6,713

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.39 billion at December 31, 2017, and $1.37 billion at December 31, 2016.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Years Ended December 31
	2017	2016	2015
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,117	$9,893	$9,923
Loans sold, servicing retained	1,587	1,948	1,590
Amortization	(1,464)	(1,724)	(1,620)
Carrying value before valuation allowance at end of period	10,240	10,117	9,893

Valuation allowance:
Balance at beginning of period	(522)	(645)	(911)
Impairment recovery (charges)	90	123	266
Balance at end of period	(432)	(522)	(645)
Net carrying value of MSRs at end of period	$9,808	$9,595	$9,248
Fair value of MSRs at end of period	$9,930	$9,770	$9,802

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2017, 2016 or 2015. Based on management’s estimate of potential losses from secondary market buyback activity, a liability of $43,000 and $79,000 was accrued at December 31, 2017 and 2016, respectively, and is reflected in other liabilities in the Consolidated Statements of Financial Condition. Expense (credit) recognized related to the accrual was $(36,000), $(135,000) and $(95,000) for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31
	2017		2016
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(In Thousands)
Fannie Mae	4,920	$461,783	5,004	$470,692
Freddie Mac	9,420	913,632	9,229	889,280
Federal Home Loan Bank	88	9,723	101	11,081
Other	19	930	16	965
Totals	14,447	$1,386,068	14,350	$1,372,018

Custodial escrow balances maintained in connection with serviced loans were $13.5 million and $12.6 million at December 31, 2017 and 2016, respectively.

Significant assumptions at December 31, 2017, used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 151 and a weighted average discount rate of 12.01%. Significant assumptions at December 31, 2016, used in determining the value of MSRs include a weighted average prepayment rate of 152 PSA and a weighted average discount rate of 12.01%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2017, is presented below. These sensitivities are hypothetical. Changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse	20% Adverse
	Change	Change
	(In Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$362	$735
Decline in fair value from increase in discount rate	238	472

9. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
	2017	2016
	(In Thousands)
Cost:
Land	$7,977	$7,534
Land improvements	1,326	1,310
Buildings	44,563	41,895
Leasehold improvements	971	971
Furniture, fixtures and equipment	34,216	31,253
Construction in process	1,402	787
	90,455	83,750
Less allowances for depreciation and amortization	(50,238)	(46,792)
	$40,217	$36,958

Depreciation expense was $3.6 million, $3.4 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Lease Agreements

The Company has entered into lease agreements covering ten First Insurance offices, four banking center locations, one loan production office, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew. First Federal and First Insurance share office space for one lease as a branch and insurance office.

Future minimum commitments under non-cancelable operating leases are as follows (In Thousands):

2018	$826
2019	731
2020	629
2021	619
2022	530
Thereafter	7,690
Total	$11,025

Rental expenses under operating leases amounted to $691,000, $571,000 and $601,000 in 2017, 2016, and 2015, respectively.

10. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31
	2017	2016
	(In Thousands)
Beginning balance	$61,798	$61,798
Goodwill acquired or adjusted during the year	36,771	-
Ending balance	$98,569	$61,798

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Value
	(In Thousands)
Balance as of January 1, 2015	$14,302	$(11,907)	$2,395
Intangible assets acquired	175	-	175
Amortization of intangible assets	-	(699)	(699)
Balance as of December 31, 2015	14,477	(12,606)	1,871
Amortization of intangible assets	-	(535)	(535)
Balance as of December 31, 2016	14,477	(13,141)	1,336
Intangible assets acquired	5,656	-	5,656
Amortization of intangible assets	-	(1,289)	(1,289)
Balance as of December 31, 2017	$20,133	$(14,430)	$5,703

Estimated amortization expense for each of the next five years and thereafter is as follows (In Thousands):

2018	$1,312
2019	1,097
2020	914
2021	744
2022	576
Thereafter	1,060
Total	$5,703

11. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31
	2017	2016	2015
	(In Thousands)
Checking and money market accounts	$2,033	$1,463	$1,186
Savings accounts	102	88	89
Certificates of deposit	6,683	4,710	4,066
Totals	$8,818	$6,261	$5,341

Accrued interest payable on deposit accounts amounted to $97,000 and $42,000 at December 31, 2017 and 2016, respectively, which was comprised of $68,000 and $29,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2017, and $19,000 and $23,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2016.

A summary of deposit balances is as follows:

	December 31
	2017	2016
	(In Thousands)
Non-interest bearing checking accounts	$571,360	$487,663
Interest bearing checking and money market accounts	1,005,519	816,665
Savings deposits	302,022	243,369
Retail certificates of deposit less than $250,000	504,912	400,080
Retail certificates of deposit greater than $250,000	53,843	33,851
	$2,437,656	$1,981,628

Scheduled maturities of certificates of deposit at December 31, 2017 are as follows (In Thousands):

2018	$252,895
2019	180,739
2020	52,453
2021	47,516
2022	25,016
Thereafter	136
Total	$558,755

12. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities; certain first mortgage home equity loans, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 300% of the borrowings. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2017, and December 31, 2016, were $1.0 billion and $843.8 million, respectively. First Federal could obtain advances of up to approximately $567.4 million from the FHLB at December 31, 2017.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
(In Thousands)
December 31, 2017
Putable advances	$5,000	March 2018	2.35%
Single maturity fixed rate advances	72,000	January 2018 to March 2022	1.46%
Amortizable mortgage advances	7,306	September 2018 to August 2027	1.85%
	$84,306

December 31, 2016
Putable advances	$5,000	March 2018	2.35%
Single maturity fixed rate advances	92,000	November 2017 to March 2022	1.34%
Amortizable mortgage advances	6,943	September 2018	1.78%
	$103,943

Putable advances are callable at the option of the FHLB on a quarterly basis.

Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (In Thousands):

2018	$35,018
2019	15,791
2020	21,436
2021	10,297
2022	154
Thereafter	3,878
Total minimum payments	86,574
Less amounts representing interest	(2,268)
Totals	$84,306

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2017 and 2016, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit. The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2017 and 2016. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

13. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.09% and 2.46% as of December 31, 2017 and 2016 respectively.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.97% and 2.34% as of December 31, 2017 and 2016 respectively.

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

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31
	2017	2016
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14. Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

Total securities sold under agreement to repurchase are summarized as follows:

	Years Ended December 31
	2017	2016
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$26,019	$31,816
Year-end interest rate	0.20%	0.22%
Average daily balance during year	23,337	52,821
Maximum month-end balance during the year	26,019	57,984
Average interest rate during the year	0.23%	0.26%

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2017 and 2016 is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2017
Repurchase agreements:
Mortgage-backed securities – residential	$6,599	$-	$-	$-	$6,599
Collateralized mortgage obligations	19,420	-	-	-	19,420
Total borrowings	$26,019	$-	$-	$-	$26,019
Gross amount of recognized liabilities for repurchase agreements					$26,019

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2016
Repurchase agreements:
Mortgage-backed securities – residential	$21,222	$-	$-	$-	$21,222
Collateralized mortgage obligations	10,594	-	-	-	10,594
Total borrowings	$31,816	$-	$-	$-	$31,816
Gross amount of recognized liabilities for repurchase agreements					$31,816

As of December 31, 2017 and 2016, First Federal had the following undrawn lines of credit facilities available for short-term borrowing purposes:

A $20.0 million line of credit with First Tennessee Bank. The rate on the line of credit is at three- month LIBOR, which floats quarterly. This line was undrawn upon as of December 31, 2017 and 2016.

A $11.2 million line of credit with the Federal Reserve Bank Discount Window, at an interest rate of 50 basis points over the fed funds rate. The fed funds rate as of December, 31, 2017, was 1.25%. This line was undrawn upon as of December 31, 2017 and 2016.

A $20.0 million line of credit with MUFG Union Bank, N.A. The rate on this line of credit is Union Bank’s fed funds rate, which floats daily. This line was undrawn upon as of December 31, 2017 and 2016.

15. Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31
	2017		2016		2015
	(In Thousands)
Legal and other professional fees	$3,603		$2,902		$3,359
Marketing	2,070		1,835		1,752
State financial institutions tax	1,819		1,781		1,783
REO expenses and write-downs	177		244		1,064
Printing and office supplies	626		512		457
Amortization of intangibles	1,289		535		699
Postage	523		456		459
Check charge-offs and fraud losses	277		266		207
Credit and collection expense	359		303		334
Other	8,067	(1)	7,118	(2)	5,402
Total other noninterest expense	$18,810		$15,952		$15,516

1)	Includes $1.1 million of acquisition related expenses included in Other.
2)	Includes $443,000 of acquisition related expenses and $300,000 of costs associated with termination of a lease agreement.

16. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. First Federal employees who retired prior to April 1, 1997, and who completed 20 years of service after age 40 receive full medical coverage at no cost. First Federal employees retiring after April 1, 1997, are provided medical benefits at a cost based on their combined age and years of service at retirement. Surviving spouses are also eligible for continued coverage after the retiree is deceased at a subsidy level that is 10% less than what the retiree is eligible for. First Federal employees retiring before July 1, 1997, receive dental and vision care in addition to medical coverage. First Federal employees who retire after July 1, 1997, are not eligible for dental or vision care.

First Federal employees who were born after December 31, 1950, are not eligible for the medical coverage described above at retirement. Rather, a one-time medical spending account of up to $10,000 (based on the participant’s age and years of service) will be established to reimburse medical expenses for those individuals. First Insurance employees who were born before December 31, 1950, can continue coverage until they reach age 65, or in lieu of continuing coverage, can elect the medical spending account option, subject to eligibility requirements. Employees hired or acquired after January 1, 2003, are eligible only for the medical spending account option.

Included in accumulated other comprehensive income at December 31, 2017, 2016 and 2015 are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31
	2017	2016	2015
	(In Thousands)
Unrecognized prior service cost	$39	$52	$53
Unrecognized actuarial losses	551	392	593
Total loss recognized in Accumulated Other Comprehensive Income	590	444	646
Income tax effect	(206)	(155)	(226)
Net loss recognized in Accumulated Other Comprehensive Income	$384	$289	$420

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2018, is $18,000 ($14,000 net of tax) and $9,000 ($7,000 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2017	2016
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,985	$3,115
Service cost	58	53
Interest cost	117	128
Participant contribution	29	29
Plan amendments for acquisitions	-	12
Actuarial (gains) / losses	166	(184)
Benefits paid	(161)	(168)
Benefit obligation at end of year	3,194	2,985
Change in fair value of plan assets:
Balance at beginning of year	-	-
Employer contribution	132	139
Participant contribution	29	29
Benefits paid	(161)	(168)
Balance at end of year	-	-
Funded status at end of year	$(3,194)	$(2,985)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31
	2017	2016	2015
	(In Thousands)
Service cost-benefits attributable to service during the period	$58	$53	$65
Interest cost on accumulated postretirement benefit obligation	117	128	130
Net amortization and deferral	19	30	47
Net periodic postretirement benefit cost	194	211	242
Net (gain) / loss during the year	166	(184)	(204)
Plan amendment for acquisition	-	12	-
Amortization of prior service cost and actuarial losses	(19)	(30)	(47)
Total recognized in comprehensive income	147	(202)	(251)
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$341	$9	$(9)

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2017	2016	2015
Weighted average discount rates:
Used to determine benefit obligations at December 31	3.50%	4.00%	4.25%
Used to determine net periodic postretirement benefit cost for years ended December 31	4.00%	4.25%	4.25%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.00%	7.50%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that rate reaches ultimate trend rate	2022	2022	2019

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2018	$174
2019	181
2020	194
2021	210
2022	191
2023 through 2027	1,073

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2017	2016	2017	2016
	(In Thousands)
Effect on total of service and interest cost	$25	$27	$(21)	$(22)
Effect on postretirement benefit obligation	392	369	(333)	(314)

The Company expects to contribute $174,000 before reflecting expected Medicare retiree drug subsidy payments in 2018.

17. Regulatory Matters

First Defiance and First Federal are subject to minimum capital adequacy guidelines. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material impact on First Defiance’s financial statements. Under capital adequacy guidelines, First Defiance and First Federal must maintain capital amounts in excess of minimum ratios based on quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

In July 2013, the Federal Reserve and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both quantity and quality of capital held by the Company and the Bank. The rules include a minimum common equity Tier 1 capital to risk-weighted assets ratio (“CET1”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

The federal banking agencies have also established a system of “prompt corrective action” to resolve certain problems of undercapitalized banks. The regulatory agencies can initiate certain mandatory actions if First Federal fails to meet the minimum capital requirements, which could have a material effect on the Company’s financial statements.

The following schedule presents First Defiance consolidated and First Federal’s regulatory capital ratios as of December 31, 2017 and 2016 (Dollars in Thousands):

December 31, 2017
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$274,832	10.43%	$118,596	4.5%	N/A	N/A
First Federal	$298,571	11.33%	$118,534	4.5%	$171,216	6.5%

Tier 1 Capital (2)
Consolidated	$309,832	10.80%	$114,773	4.0%	N/A	N/A
First Federal	$298,571	10.43%	$114,539	4.0%	$143,173	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$309,832	11.76%	$158,128	6.0%	N/A	N/A
First Federal	$298,571	11,33%	$158,046	6.0%	$2210,728	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$336,515	12.77%	$210,838	8.0%	N/A	N/A
First Federal	$325,254	12.35%	$210,728	8.0%	$263,410	10.0%

(1)	Excludes capital conservation buffer of 1.25% as of December 31, 2017.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.87 billion for consolidated and $2.86 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.64 billion for consolidated and $2.63 billion for the Bank.

December 31, 2016
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$234,809	10.45%	$101,108	4.5%	N/A	N/A
First Federal	$242,928	10.81%	$101,116	4.5%	$146,057	6.5%

Tier 1 Capital (2)
Consolidated	$269,809	11.24%	$95,975	4.0%	N/A	N/A
First Federal	$242,928	10.14%	$95,791	4.0%	$119,739	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$269,809	12.01%	$134,811	6.0%	N/A	N/A
First Federal	$242,928	10.81%	$134,822	6.0%	$179,763	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$295,693	13.16%	$179,748	8.0%	N/A	N/A
First Federal	$268,812	11.96%	$179,763	8.0%	$224,703	10.0%

(1)	Excludes capital conservation buffer of 0.625% as of December 31, 2016.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.21 billion for consolidated and the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.04 billion for consolidated and the Bank.

Dividend Restrictions - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $13.0 million in dividends to First Defiance in 2017 and $22.0 million in 2016. First Federal may not pay dividends to First Defiance in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits without the approval of the OCC. First Insurance paid $1.8 million in dividends to First Defiance in 2017 and $1.2 million in dividends in 2016. First Defiance Risk Management paid $1.0 million in dividends to First Defiance in 2017 and 2016.

18. Income Taxes

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, which is more fully discussed below, the Company recognized a net tax expense of $154,000.

The components of income tax expense are as follows:

	Years Ended December 31
	2017	2016	2015
	(In Thousands)
Current:
Federal	$14,588	$13,125	$11,299
State and local	181	244	146
Deferred	1,261	(615)	(35)
Tax reform revaluation	154	-	-
	$16,184	$12,754	$11,410

The effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Years Ended December 31
	2017	2016	2015
	(In Thousands)
Tax expense at statutory rate (35%)	$16,958	$14,559	$13,240
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	119	159	95
Tax exempt interest income, net of TEFRA	(1,218)	(1,168)	(1,219)
Bank owned life insurance	(1,212)	(341)	(255)
Captive insurance	(364)	(414)	(415)
BOLI surrender	1,721	-	-
Tax reform revaluation	154	-	-
Other	26	(41)	(36)
Totals	$16,184	$12,754	$11,410

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2017	2016
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$5,415	$9,059
Postretirement benefit costs	671	1,044
Deferred compensation	1,354	1,847
Impaired loans	1,432	1,087
Accrued vacation	123	454
Allowance for real estate held for sale losses	71	226
Deferred loan origination fees and costs	332	462
Accrued bonus	333	626
Other	1,578	1,554
Total deferred federal income tax assets	11,309	16,359

Deferred federal income tax liabilities:
FHLB stock dividends	1,558	2,279
Goodwill	4,377	5,967
Mortgage servicing rights	2,060	3,358
Fixed assets	1,039	1,217
Other intangible assets	990	301
Loan mark to market	5	59
Net unrealized gains on available-for-sale securities	194	272
Prepaid expenses	539	694
Other	316	-
Total deferred federal income tax liabilities	11,078	14,147
Net deferred federal income tax asset/ (liability)	$231	$2,212

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period and the ability to carryback any losses. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2017.

Retained earnings at December 31, 2017, include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2017, was approximately $2.31 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (In Thousands):

Balance at January 1, 2015	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	-
Balance at December 31, 2015	$-

Balance at January 1, 2016	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	398
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	-
Balance at December 31, 2016	$398

Balance at January 1, 2017	$398
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	(398)
Balance at December 31, 2017	$-

The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The total amount of interest and penalties recorded in the income statement was $0, $40,000 and $0 for the years ended December 31, 2017, 2016 and 2015. The amount accrued for interest and penalties was $0, $40,000 and $0 at December 31, 2017, 2016 and 2015.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2014. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

Tax Cuts and Jobs Act – The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurrent by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not impact First Defiance.

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, First Defiance re-measured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. First Defiance recognized a net tax expense related to the re-measurement of its deferred tax assets and liabilities totaling $154,000.

19. Employee Benefit Plans

401(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (the “First Defiance 401(k)”) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $1.19 million, $979,000 and $892,000 for the years ended December 31, 2017, 2016 and 2015, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was $248,000, $71,000 and $78,000 of expense recorded for the years ended December 31, 2017, 2016 and 2015, respectively, with a liability of $1.69 million, $1.04 million and $970,000 for future benefits recorded at December 31, 2017, 2016 and 2015, respectively. The acquisition of CSB added $402,000 to this liability. The discount rate was reduced to 4.00% as of December 31, 2016, resulting in an increase to the Company’s liability, and remained unchanged at December 31, 2017.

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

As of December 31, 2017, 43,200 options had been granted pursuant to the 2010 Equity Plan and previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

Under each LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 24,757; 24,526; and 20,657 RSU’s to the participants in the 2015, 2016 and 2017 LTIPs, respectively, effective January 1 in the year the award was made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive such payment.

In 2017, the Company also granted to employees 11,263 restricted shares, of which 2,727 were restricted stock units and 8,536 were restricted stock grants. Of the 11,263 restricted shares granted, 1,839 were issued to directors and have a one-year vesting period. The remaining 9,424 were issued to employees and have a three year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

The fair value of stock options granted was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Twelve Months Ended
	December 31, 2017	December 31, 2016
Expected average risk-free rate	-	2.05%
Expected average life	-	8.96 years
Expected volatility	-	41.00%
Expected dividend yield	-	2.33%

Following is activity under the plans during 2017:

Stock options:	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2017	54,750	$22.21
Forfeited or cancelled	-	-
Exercised	(11,550)	24.41
Granted	-	-
Options outstanding, December 31, 2017	43,200	$21.62	3.15	$1,311
Vested or expected to vest at December 31, 2017	43,200	$21.62	3.15	$1,311
Exercisable at December 31, 2017	31,100	$17.31	1.62	$1,078

Information related to the stock option plans follows:

	Year Ended December 31
	2017	2016	2015
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$301	$752	$1,069
Cash received from option exercises	199	714	1,469
Tax benefit realized from option exercises	54	165	160
Weighted average fair value of options granted	$-	$13.95	$13.13

As of December 31, 2017, there was $103,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 2.3 years.

At December 31, 2017, 72,538 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievement of established targets. Total expense of $2.0 million, $1.3 million and $1.1 million was recorded during the years ended December 31, 2017, 2016 and 2015, respectively, and approximately $774,000 and $773,000 is included within other liabilities at December 31, 2017 and 2016, respectively, related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2017	75,468	$32.31	11,161	$32.30
Granted	23,384	50.56	27,755	33.24
Vested	(19,219)	25.77	(27,358)	26.92
Forfeited	(7,095)	26.17	(1,022)	37.02
Unvested at December 31, 2017	72,538	$40.52	10,536	$50.56

The maximum amount of compensation expense that may be earned for the 2017 STIP and the 2015, 2016 and 2017 LTIPs at December 31, 2017 is approximately $3.9 million in the aggregate. However, the estimated expense expected to be earned as of December 31, 2017, based on the performance measures in the plans, is $3.4 million of which $960,000 was unrecognized at December 31, 2017 and will be recognized over the remaining performance period.

As of December 31, 2017, 143,422 shares were available for grant under the 2010 Equity Plan. Options forfeited or cancelled under all plans except the 2010 Equity Plan are no longer available for grant to other participants.

21. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

	December 31
Statements of Financial Condition	2017	2016
	(In Thousands)
Assets
Cash and cash equivalents	$8,860	$23,017
Investment in banking subsidiary	377,546	290,053
Investment in non-bank subsidiaries	22,319	15,456
Other assets	1,157	1,155
Total assets	$409,882	$329,681

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	513	580
Stockholders’ equity	373,286	293,018
Total liabilities and stockholders’ equity	$409,882	$329,681

	Years Ended December 31
Statements of Income	2017	2016	2015
	(In Thousands)

Dividends from subsidiaries	$15,800	$24,200	$30,900
Interest on investments	-	-	1
Interest expense	(1,090)	(753)	(613)
Other income	1	-	1
Noninterest expense	(697)	(644)	(588)
Income before income taxes and equity in earnings of subsidiaries	14,014	22,803	29,701
Income tax credit	(605)	(466)	(397)
Income before equity in earnings of subsidiaries	14,619	23,269	30,098
(Distributions in excess of) undistributed equity in earnings of subsidiaries	17,649	5,574	(3,675)
Net income	$32,268	$28,843	$26,423
Comprehensive income	$32,270	$25,436	$25,931

	Years Ended December 31
Statements of Cash Flows	2017	2016	2015
	(In Thousands)
Operating activities:
Net income	$32,268	$28,843	$26,423
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	(17,649)	(5,574)	3,675
Change in other assets and liabilities	(358)	235	(205)
Net cash provided by (used in) operating activities	14,261	23,504	29,893

Investing activities:
Cash paid for Commercial Bancshares	(12,340)	-	-
Capital contribution to subsidiary	(6.491)	-	-
Net cash used in investing activities	(18,831)	-	-

Financing activities:
Repurchase of common stock	-	(6,293)	(8,436)
Cash dividends paid	(9,859)	(7,890)	(7,159)
Stock Options Exercised	199	714	1,469
Direct stock sales	73	63	64
Repayment of stock warrants	-	-	(11,979)
Net cash used in financing activities	(9,587)	(13,406)	(26,041)
Net increase (decrease) in cash and cash equivalents	(14,157)	10,098	3,852
Cash and cash equivalents at beginning of year	23,017	12,919	9,067
Cash and cash equivalents at end of year	$8,860	$23,017	$12,919

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$508	$-	$508
Mortgage-backed - residential	-	59,269	-	59,269
REMICs	-	1,065	-	1,065
Collateralized mortgage obligations	-	93,876	-	93,876
Preferred stock	1	-	-	1
Corporate bonds	-	13,103	-	13,103
Obligations of state and political subdivisions	-	92,828		92,828
Mortgage banking derivative - asset	-	609	-	609
Mortgage banking derivative -liability	-	11	-	11

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$3,915	$-	$3,915

Mortgage-backed - residential	-	81,707	-	81,707
REMICs	-	1,307	-	1,307
Collateralized mortgage obligations	-	63,005	-	63,005
Preferred stock	2	-	-	2
Corporate bonds	-	13,013	-	13,013
Obligations of state and political subdivisions	-	88,043		88,043
Mortgage banking derivative - asset	-	491	-	491

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$-	$-	$1,787	$1,787
Commercial			2,817	2,817
Total impaired loans	-	-	4,604	4,604

Mortgage servicing rights	-	534	-	534

Real estate held for sale
CRE	-	-	227	227
Total Real Estate held for sale	-	-	227	227

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$316	$316
Commercial Real Estate	-	-	848	848
Commercial			332	332
Total impaired loans	-	-	1,496	1,496

Mortgage servicing rights	-	657	-	657

Real estate held for sale
CRE	-	-	377	377
Total Real Estate held for sale	-	-	377	377

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$4,604	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-20%	10%

Real estate held for sale – Applies to all classes	$227	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	0%	0%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $4.6 million, with no valuation allowance and a fair value of $1.5 million with a valuation allowance of $1,000 at December 31, 2017 and 2016, respectively. A provision expense of $993,000, $1.0 million, and a provision recovery of $580,000 for the years ended December 31, 2017, 2016 and 2015, respectively, related to these impaired loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $534,000 with a valuation allowance of $432,000 and a fair value of $657,000 with a valuation allowance of $522,000 at December 31, 2017 and 2016, respectively. A recovery of $90,000, $123,000 and $266,000 for the years ended December 31, 2017, 2016 and 2015, respectively, was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $20,000, $74,000 and $297,000 for the years ended December 31, 2017, 2016 and 2015, respectively, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2017, and December 31, 2016. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2017.

		Fair Value Measurements at December 31, 2017 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$113,693	$113,693	$113,693	$-	$-
Investment securities	261,298	261,299	1	261,298	-
Federal Home Loan Bank Stock	15,992	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,332,465	2,315,791	-	10,830	2,304,961
Accrued interest receivable	8,706	8,706	13	917	7,776

Financial Liabilities:
Deposits	$2,437,656	$2,444,683	$571,360	$1,873,323	$-
Advances from Federal Home Loan Bank	84,279	83,261	-	83,261	-
Securities sold under repurchase agreements	26,019	26,019	-	26,019	-
Subordinated debentures	36,083	35,385	-	-	35,385

		Fair Value Measurements at December 31, 2016 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$99,003	$99,003	$99,003	$-	$-
Investment securities	251,176	251,179	2	251,177	-
Federal Home Loan Bank Stock	13,798	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,924,210	1,911,280	-	9,917	1,901,363
Accrued interest receivable	6,760	6,760	9	867	5,884

Financial Liabilities:
Deposits	$1,981,628	$1,987,723	$487,663	$1,500,060	$-
Advances from Federal Home Loan Bank	103,943	103,019	-	103,019	-
Securities sold under repurchase agreements	31,816	31,816	-	31,816	-
Subordinated debentures	36,083	34,718	-	-	34,718

23. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $14.8 million and $14.1 million of interest rate lock commitments at December 31, 2017 and 2016, respectively. There were $23.2 million and $22.5 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2017 and 2016, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2017			December 31, 2016
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$609	$11	$598	$491	$-	$491

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2017	2016	2015
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$107	$(67)	$231

24. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2017
Interest income	$24,036	$27,458	$28,081	$28,527
Interest expense	2,391	2,826	3,074	3,140
Net interest income	21,645	24,632	25,007	25,387
Provision for loan losses	55	2,118	462	314
Net interest income after provision for loan losses	21,590	22,514	24,545	25,073
Gain on sale, call or write-down of securities	-	267	158	159
Noninterest income	10,549	9,873	9,337	9,738
Noninterest expense	23,142	20,630	20,440	21,139
Income before income taxes	8,997	12,024	13,600	13,831
Income taxes	3,857	3,677	4,219	4,431
Net income	$5,140	$8,347	$9,381	$9,400

Earnings per common share:
Basic	$0.54	$0.82	$0.92	$0.93
Diluted	$0.54	$0.82	$0.92	$0.92
Average shares outstanding:
Basic	9,435	10,147	10,149	10,155
Diluted	9,490	10,204	10,209	10,222

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2016
Interest income	$21,130	$21,480	$22,003	$22,770
Interest expense	1,942	2,084	2,183	2,231
Net interest income	19,188	19,396	19,820	20,539
Provision for loan losses	364	53	15	(149)
Net interest income after provision for loan losses	18,824	19,343	19,805	20,688
Gain on sale, call or write-down of securities	131	227	151	-
Noninterest income	8,505	8,348	8,375	8,293
Noninterest expense	17,274	17,347	18,292	18,180
Income before income taxes	10,186	10,571	10,039	10,801
Income taxes	3,017	3,307	2,994	3,436
Net income	$7,169	$7,264	$7,045	$7,365

Earnings per common share:
Basic	$0.80	$0.81	$0.78	$0.82
Diluted	$0.80	$0.80	$0.78	$0.81
Average shares outstanding:
Basic	8,994	8,968	8,976	8,969
Diluted	9,064	9,036	9,050	9,035

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

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2017:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$733	$256	$477
Reclassification adjustment for net gains included in net income	(584)	(204)	(380)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	(166)	(59)	(107)
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	19	7	12
Total other comprehensive income	$2	$0	$2

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2016:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$(4,933)	$(1,726)	$(3,207)
Reclassification adjustment for net gains included in net income	(509)	(178)	(331)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	172	60	112
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	30	11	19
Total other comprehensive income	$(5,240)	$(1,833)	$(3,407)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Accumulated Other Comprehensive Income
	(In Thousands)
Balance January 1, 2017	$504	$(289)	$215
Other comprehensive income before reclassifications	477	(108)	369
Amounts reclassified from accumulated other comprehensive loss	(380)	13	(367)

Net other comprehensive income during period	97	(95)	2

Balance December 31, 2017	$601	$(384)	$217

Balance January 1, 2016	$4,042	$(420)	$3,622
Other comprehensive income before reclassifications	(3,207)	112	(3,095
Amounts reclassified from accumulated other comprehensive loss	(331)	19	(312)

Net other comprehensive income during period	(3,538)	131	(3,407

Balance December 31, 2016	$504	$(289)	$215

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2017, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors, nominees for directorship and executive officers is incorporated herein by reference from the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “EXECUTIVE OFFICERS” in the definitive proxy statement to be filed on or about March 12, 2018 for the annual meeting of First Defiance shareholders to be held on April 24, 2018 (the “Proxy Statement”). Information regarding our Audit Committee and compliance with Section 16(a) of the Securities Act of 1943 required by this item is incorporated herein by reference from the sections respectively captioned, “Board Committees” under the “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Proxy Statement. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

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

Equity Compensation Plans

The following table provides information as of December 31, 2017, with respect to the shares of First Defiance common stock that are reserved for issuance under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	43,200	$21.62	143,422

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	The following documents are filed as Item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)
(B)	Consolidated Statements of Financial Condition as of December 31, 2017 and 2016
(C)	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2017
(G)	Notes to Consolidated Financial Statements

(2)	Separate financial statement schedules are not being filed because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed with this Form 10-K are listed as Exhibits 10.1 through 10.24.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

February 28, 2018	By:	/s/ Kevin T. Thompson
Kevin T. Thompson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2018.

Signature	Title

/s/ William J. Small	Chairman of the Board
William J. Small

/s/ Donald P. Hileman	President and Chief
Donald P. Hileman	Executive Officer

/s/ Kevin T. Thompson	Executive Vice President and Chief
Kevin T. Thompson	Financial Officer (principal accounting officer)

/s/ John L. Bookmyer	Director, Vice Chairman
John L. Bookmyer

/s/ Dr. Douglas A. Burgei	Director
Dr. Douglas A. Burgei

/s/ Thomas A. Reineke	Director
Thomas A. Reineke

/s/ Barb A. Mitzel	Director
Barb A. Mitzel

/s/ Jean A. Hubbard	Director
Jean A. Hubbard

/s/ Samuel S. Strausbaugh	Director
Samuel S. Strausbaugh

/s/ Charles D. Niehaus	Director
Charles D. Niehaus

/s/ Terri A. Bettinger	Director
Terri A. Bettinger

/s/ Thomas K. Herman II	Director
Thomas K. Herman II

/s/ Mark A. Robison	Director
Mark A. Robison

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

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated August 23, 2016, by and between First Defiance and Commercial Bancshares, Inc.	(20)
2.2	Amendment to Agreement and Plan of Merger, dated October 31, 2016, by and between First Defiance and Commercial Bancshares, Inc.	(6)
3.1	Articles of Incorporation of First Defiance, as amended	(1)
3.2	Code of Regulations of First Defiance	(1)
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(18)
10.3	Employment Agreement with Gregory R. Allen	(3)
10.4	2005 Stock Option and Incentive Plan	(4)
10.7	Form of Contingent Award Agreement under LTIP	(5)
10.8	Form of Stock Option Award Agreement under 2005 Stock Option and Incentive Plan	(2)
10.9	First Federal Amended and Restated Executive Group Life Plan – Post Separation	(7)
10.10	2010 Equity Incentive Plan	(8)
10.11	First Defiance Deferred Compensation Plan	(14)
10.13	2010 Equity Plan Form of Long-Term Incentive Performance-Based Award Agreement	(9)
10.14	2010 Equity Plan Form of Short-Term Incentive Performance-Based Award Agreement	(10)
10.15	First Amendment to First Defiance Financial Corp. 2010 Equity Incentive Plan	(11)
10.16	First Defiance Financial Corp. and Affiliates Incentive Compensation Plan	(12)
10.18	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive)	(13)
10.19	Employment Agreement with Donald P. Hileman	(15)
10.20	Employment Agreement with Kevin T. Thompson	(16)
10.21	Form of Restricted Stock Award Agreement	(17)

10.22	Change of Control and Non-Solicitation Agreement with John R. Reisner	(19)
10.23	Form of Restricted Stock Unit Award Agreement	(6)
21	List of Subsidiaries of the Company	(21)
23.1	Consent of Crowe Horwath LLP	(21)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(21)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(21)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(21)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(21)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text and in detail.	(21)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-3 filed on November 10, 2009 (File No. 333-163014)
(2)	Incorporated herein by reference to exhibit 10.16 in the Registrant’s 2008 Form 10-K (Film No. 09683948)
(3)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(4)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement (Film No. 05692264)
(5)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(6)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s 2016 Form 10-K (File No. 17645447)
(7)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 2, 2010 (Film No. 101158262)
(8)	Incorporated herein by reference to Annex A to 2010 Proxy Statement (Film No. 10693151)
(9)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(10)	Incorporated herein by reference to exhibit 10.2 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(11)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(12)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(13)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(14)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 23, 2005 (Film No. 051284175)
(15)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(16)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(17)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(18)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2014 Form 10-K (Film No. 15655545)
(19)	Incorporated herein by reference to exhibit 10.23 in Registrant’s 2015 Form 10-K (Film No. 161468309)
(20)	Incorporated herein by reference to the like numbered exhibit in Form 8-K filed August 24, 2016 (Film No. 161848221)
(21)	Included herein

- 135 -