Form 10-Q
period 2018-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2018-05-08
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 10,197,050 shares outstanding at April 30, 2018.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2018	December 31, 2017

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$46,566	$58,693
Federal funds sold	92,000	55,000
	138,566	113,693
Securities:
Available-for-sale, carried at fair value	270,110	260,650
Held-to-maturity, carried at amortized cost
(fair value $642 and $649 at March 31, 2018 and December 31, 2017, respectively)	642	648
	270,752	261,298
Loans held for sale	11,266	10,435
Loans receivable, net of allowance of $27,267 at March 31, 2018 and $26,683 at December 31, 2017, respectively	2,331,063	2,322,030
Mortgage servicing rights	9,850	9,808
Accrued interest receivable	9,359	8,706
Federal Home Loan Bank stock	15,989	15,992
Bank owned life insurance	66,630	66,230
Premises and equipment	39,826	40,217
Real estate and other assets held for sale	1,440	1,532
Goodwill	98,569	98,569
Core deposit and other intangibles	5,356	5,703
Deferred taxes	958	231
Other assets	23,360	38,959
Total assets	$3,022,984	$2,993,403

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2018	December 31, 2017

Liabilities and stockholders’ equity
Liabilities:
Deposits	$2,491,801	$2,437,656
Advances from the Federal Home Loan Bank	71,001	84,279
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	9,321	26,019
Advance payments by borrowers	2,482	2,925
Other liabilities	33,082	33,155
Total liabilities	2,643,770	2,620,117

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,703,320 and 12,712,841 shares issued and 10,181,899 and 10,156,041 shares outstanding, respectively	127	127
Additional paid-in capital	160,547	160,940
Accumulated other comprehensive income (loss), net of tax of $(677) and $117, respectively	(2,546)	217
Retained earnings	271,426	262,900
Treasury stock, at cost, 2,521,421 and 2,556,800 shares respectively	(50,340)	(50,898)
Total stockholders’ equity	379,214	373,286

Total liabilities and stockholders’ equity	$3,022,984	$2,993,403

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Interest Income
Loans	$26,526	$21,969
Investment securities:
Taxable	802	979
Non-taxable	1,049	777
Interest-bearing deposits	297	145
FHLB stock dividends	231	166
Total interest income	28,905	24,036
Interest Expense
Deposits	2,611	1,796
FHLB advances and other	319	366
Subordinated debentures	280	215
Notes payable	8	14
Total interest expense	3,218	2,391
Net interest income	25,687	21,645
Provision for loan losses	(1,095)	55
Net interest income after provision for loan losses	26,782	21,590
Non-interest Income
Service fees and other charges	3,131	2,760
Insurance commissions	4,277	3,457
Mortgage banking income	1,742	1,738
Gain on sale of non-mortgage loans	224	-
Trust income	552	450
Income from Bank Owned Life Insurance	400	1,823
Other non-interest income	377	321
Total non-interest income	10,703	10,549
Non-interest Expense
Compensation and benefits	13,249	14,335
Occupancy	2,071	1,837
FDIC insurance premium	360	290
Financial institutions tax	531	480
Data processing	2,105	1,939
Amortization of intangibles	347	232
Other non-interest expense	4,588	4,029
Total non-interest expense	23,251	23,142
Income before income taxes	14,234	8,997
Federal income taxes	2,497	3,857
Net Income	$11,737	$5,140

Earnings per common share (Note 6)
Basic	$1.15	$0.54
Diluted	$1.15	$0.54
Dividends declared per share (Note 5)	$0.30	$0.25
Average common shares outstanding (Note 6)
Basic	10,165	9,441
Diluted	10,219	9,497

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$11,737	$5,140

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(3,557)	1,580
Reclassification adjustment for security gains
included in net income(1)	-	-
Income tax expense (benefit)	747	(553)
Other comprehensive income (loss)	(2,810)	1,027

Comprehensive income	$8,927	$6,167

(1) Amounts are included in gains on sale or call of securities on the consolidated condensed statements of income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended March 31, 2018 and 2017 was $0 and $0, respectively.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares	Stock	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2018	$-	10,156,041	$127	$160,940	$217	$262,900	$(50,898)	$373,286
Net income						11,737		11,737
Other comprehensive loss					(2,810)			(2,810)
Adoption of ASU 2018-02 – See Note 2					47	(47)		-
Stock based compensation expenses				84				84
Shares issued under stock option plan, net of 612 repurchased and retired		5,638		(33)		(36)	125	56
Restricted share activity under stock incentive plans net of 8,909 repurchased and retired		19,848		(458)		(81)	426	(113)
Shares issued from direct stock sales		372		14			7	21
Common stock dividends declared						(3,047)		(3,047)
Balance at March 31, 2018	$-	10,181,899	$127	$160,547	$(2,546)	$271,426	$(50,340)	$379,214

Balance at January 1, 2017	$-	8,983,206	$127	$126,390	$215	$240,591	$(74,306)	$293,017
Net income						5,140		5,140
Other comprehensive income					1,027			1,027
Stock based compensation expenses				45				45
Shares issued under stock option plan, net of 6,962 repurchased and retired		588		22		(39)	151	134
Capital stock issuance		1,139,502		33,792			22,740	56,532
Restricted share activity under stock incentive plans		19,416		138			387	525
Shares issued from direct stock sales		340		10			7	17
Common stock dividends declared						(2,246)		(2,246)
Balance at March 31, 2017	$-	10,143,052	$127	$160,397	$1,242	$243,446	$(51,021)	$354,191

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities
Net income	$11,737	$5,140
Items not requiring (providing) cash
Provision for loan losses	(1,095)	55
Depreciation	867	867
Amortization of mortgage servicing rights, net of impairment recoveries	282	279
Amortization of core deposit and other intangible assets	347	232
Net amortization (accretion)of premiums and discounts on loans and deposits	(52)	27
Amortization of premiums and discounts on securities	284	240
Change in deferred taxes	20	777
Proceeds from the sale of loans held for sale	44,399	48,356
Originations of loans held for sale	(44,474)	(45,977)
Gain from sale of loans	(1,304)	(1,083)
Loss on sale / write-down of real estate and other assets held for sale	537	-
Stock option expense	84	45
Restricted stock (income) expense	(113)	525
Income from bank owned life insurance	(400)	(1,823)
Excess tax benefit on stock compensation plans	(148)	(162)
Changes in:
Accrued interest receivable	(653)	(790)
Other assets	(1,541)	(1,801)
Other liabilities	75	3,364
Net cash provided by operating activities	8,852	8,271

Investing Activities
Proceeds from maturities of held-to-maturity securities	6	5
Proceeds from maturities, calls and pay-downs of available-for-sale securities	5,860	5,960
Proceeds from sale of premises and equipment, real estate and other assets held for sale	249	9
Proceeds from sale of non-mortgage loans	4,050	9,880
Purchases of available-for-sale securities	(19,710)	(8,815)
Proceeds from Federal Home Loan stock redemption	3	-
Net cash received in acquisitions	-	25,840
Investment in bank owned life insurance	-	(20,000)
Proceeds from sale of bank owned life insurance	17,689	-
Purchase of portfolio mortgage loans	-	(10,133)
Purchases of premises and equipment, net	(476)	(1,278)
Net increase in loans receivable	(12,335)	(12,851)
Net cash used by investing activities	(4,664)	(11,383)

Financing Activities
Net increase in deposits and advance payments by borrowers	53,631	83,369
Repayment of Federal Home Loan Bank advances	(23,278)	(242)
Proceeds from Federal Home Loan Bank advances	10,000	-
Decrease in securities sold under repurchase agreements	(16,698)	(6,925)
Proceeds from exercise of stock options	56	134
Proceeds from direct stock sales	21	17
Cash dividends paid on common stock	(3,047)	(2,246)
Net cash provided by financing activities	20,685	74,107
Increase in cash and cash equivalents	24,873	70,995
Cash and cash equivalents at beginning of period	113,693	99,003
Cash and cash equivalents at end of period	$138,566	$169,998

Supplemental cash flow information:
Interest paid	$3,160	$2,308
Income taxes paid	$-	$-
Transfers from loans to real estate and other assets held for sale	$694	$259
Securities purchased but not yet settled	$-	$1,668
Sale of bank owned life insurance not yet settled	$-	$17,840

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2018 and 2017

1.	Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its three wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal” or the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (“First Defiance Risk Management”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, non-residential real estate, commercial, home improvement and home equity and consumer loans and providing a broad range of depository, trust and wealth management services. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities that are issued by federal agencies, including real estate mortgage investment conduits (“REMICs”) and collateralized mortgage obligations (“CMOs”), and corporate bonds. First Insurance is an insurance agency that conducts business through offices located in the Defiance, Sylvania, Bryan, Lima, Archbold, Fostoria, Tiffin, Findlay and Bowling Green, Ohio areas. First Insurance offers property and casualty insurance, life insurance and group health insurance. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

The consolidated condensed statement of financial condition at December 31, 2017, has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying consolidated condensed financial statements as of March 31, 2018, and for the three month periods ended March 31, 2018 and 2017 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2017 Annual Report on Form 10-K for the year ended December 31, 2017. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

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

Goodwill and Other Intangibles

Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on First Defiance’s balance sheet.

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

Accounting Standards Adopted in 2018

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018, utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See below for additional information related to revenue generated from contracts with customers.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans receivable) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018, did not have a material impact on the Company’s Consolidated Financial Statements. Also in conjunction with the adoption, our fair value measurement of financial instruments will be based upon an exit price notion as required in ASU 2016-01. The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act. Consequently, the reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users. However, because the ASU only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The Company adopted ASU No. 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. The reclassification increased AOCI and decreased retained earnings by $47,000, with zero net effect on total shareholders’ equity.

Accounting Standards Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02 — Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet selected a transition method as it is in the process of determining the effect of the ASU on its consolidated financial statements and disclosures. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated condensed statements of financial condition. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated condensed statements of financial condition, along with our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements. At March 31, 2018, the Company had contractual operating lease commitments of approximately $11.0 million, before considering renewal options that are generally present.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its implementation efforts by establishing a Company-wide implementation committee along with engaging a third-party software vendor to assist in the implementation process. The committee’s initial review indicates the Company has maintained sufficient historical loan data to support the requirement of this pronouncement and is currently evaluating the various loss methodologies to determine their correlations to the Company’s loan segments historical performance. Early adoption is permitted, however, the Company does not currently plan to early adopt this ASU.

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

•	Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposit accounts that are within the scope of ASC 606 were $2.1 million in the first quarter of 2018. Income from services charges on deposit accounts is included in service fees and other charges in non-interest income.

•	Interchange income – this represents fees earned from debit cardholder transactions. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees in the first quarter of 2018, which are reported net of network related charges, was $982,000. Interchange income is included in service fees and other charges in non-interest income.

•	Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenue from wealth management and trust services were $214,000 and $551,000, respectively, in the first quarter of 2018. Income from wealth management services is included in other income in non-interest income.

•	Gain/loss on sales of OREO – the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO was $7,000 in the first quarter of 2018. Income from the gain or loss on sales of OREO is included in other income in non-interest income.

•	Insurance commissions - this represents new commissions that are recognized when the Company sells insurance policies to customers. The Company is also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (i.e., when customer renews the policy). Contingent commission is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved. Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, the Company may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs. Management views the income sources from insurance commissions in two categories: 1) new/renewal commissions and 2) contingent commissions. Insurance commissions were $4.3 million in the first quarter of 2018 of which, $3.3 million were new/renewal commissions and $1.0 million were contingent commissions.

3.	Fair Value

FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 22 of the Company’s 2017 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was permitted to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In that regard, FASB ASC Topic 820 established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$2,501	$-	$2,501
Mortgage-backed - residential	-	62,418	-	62,418
REMICs	-	1,020	-	1,020
Collateralized mortgage obligations- residential	-	95,192	-	95,192
Corporate bonds	-	13,042	-	13,042
Obligations of state and political subdivisions	-	95,937	-	95,937
Mortgage banking derivative - asset	-	652	-	652
Mortgage banking derivative -liability	-	12	-	12

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$508	$-	$508
Mortgage-backed - residential	-	59,269	-	59,269
REMICs	-	1,065	-	1,065
Collateralized mortgage obligations-residential	-	93,876	-	93,876
Preferred stock	1	-	-	1
Corporate bonds	-	13,103	-	13,103
Obligations of state and political subdivisions	-	92,828		92,828
Mortgage banking derivative - asset	-	609	-	609
Mortgage banking derivative -liability	-	11	-	11

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$-	$-	$-	$-
Commercial	-	-	-	-
Total Impaired loans	-	-	-	-
Mortgage servicing rights	-	539	-	539
Real estate held for sale
Commercial Real Estate	-	-	705	705
Total Real Estate held for sale	-	-	705	705

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$-	-	$1,787	$1,787
Commercial			2,817	2,817
Total impaired loans	-	-	4,604	4,604
Mortgage servicing rights	-	534	-	534
Commercial Real Estate	-	-	227	227
Total Real Estate held for sale	-	-	227	227

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Real estate held for sale – Applies to all classes	$705	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20%	20%

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

There were no impaired loans which were measured for impairment using the fair value of collateral at March 31, 2018. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $4.6 million, with a no valuation allowance December 31, 2017. A provision expense of $134,000 for the three months ended March 31, 2018 and $208,000 for the three months ended March 31, 2017, were included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value, had a fair value of $539,000 with a valuation allowance of $395,000 and a fair value of $534,000 with a valuation allowance of $432,000 at March 31, 2018 and December 31, 2017, respectively. A recovery of $37,000 and $33,000 for the three months ended March 31, 2018, and March 31, 2017, respectively, was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $544,000 for the three months ended March 31, 2018, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was not material for the three months ended March 31, 2017.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2018, and December 31, 2017. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The Company adopted the amendments to ASU 2016-01 relating to the loan portfolio for the quarter ended March 31, 2018 and an exit price income approach was used to determine the fair value. The loans were valued on an individual basis, with consideration given to the loans' underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loss exposures, and remaining balances. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. As of December 31, 2017, the fair value was estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities or an entry price income approach. The market rates used were based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions. For all periods presented, the estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 and all other loans are classified as Level 2 within the valuation hierarchy.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2018.

		Fair Value Measurements at March 31, 2018 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$138,566	$138,566	$138,566	$-	$-
Investment securities	270,752	270,752	-	270,752	-
Federal Home Loan Bank Stock	15,989	N/A	N/A	N/A	N/A
Loans, including loans held for sale	2,369,596	2,318,895	-	11,674	2,307,221
Accrued interest receivable	9,359	9,359	9	1,510	7,840

Financial Liabilities:
Deposits	$2,491,801	$2,483,228	$550,742	$1,932,486	$-
Advances from Federal Home Loan Bank	71,001	69,665	-	69,665	-
Securities sold under repurchase agreements	9,321	9,321	-	9,321	-
Subordinated debentures	36,083	35,558	-	-	35,558

		Fair Value Measurements at December 31, 2017 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$113,693	$113,693	$113,693	$-	$-
Investment securities	261,298	261,299	1	261,298	-
Federal Home Loan Bank Stock	15,992	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,332,465	2,315,791	-	10,830	2,304,961
Accrued interest receivable	8,706	8,706	13	917	7,776

Financial Liabilities:
Deposits	$2,437,656	$2,444,683	$571,360	$1,873,323	$-
Advances from Federal Home Loan Bank	84,279	83,261	-	83,261	-
Securities sold under repurchase agreements	26,019	26,019	-	26,019	-
Subordinated debentures	36,083	35,385	-	-	35,385

4.	Stock Compensation Plans

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

As of March 31, 2018, 37,200 options remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

Annually, the Company approves a Short-Term (“STIP”) Equity Incentive Plan and a Long-Term (“LTIP”) Equity Incentive Plan for selected members of management.

Under the 2017 and 2018 STIPs, the participants could earn up to 10% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year. The participants are required to be employed on the day of payout in order to receive such payment.

Under each LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 24,526, 20,657 and 20,838 RSU’s to the participants in the 2016, 2017 and 2018 LTIPs, respectively, effective January 1 in the year the award was made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive such payment.

A total of 24,757 RSU’s were issued to the participants of the 2015 LTIP in the first quarter of 2018 for the three year performance period ended December 31, 2017.

In the three months ended March 31, 2018, the Company also granted to employees 7,578 restricted shares, of which 3,578 were restricted stock units and 4,000 were restricted stock grants. The shares all have a three year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

There were no options granted during the three months ended March 31, 2018, or March 31, 2017.

Following is stock option activity under the plans during the three months ended March 31, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2018	43,450	$21.62
Forfeited or cancelled	-	-
Exercised	(6,250)	15.53
Granted	-	-
Options outstanding, March 31, 2018	37,200	$22.60	3.32	$1,291
Vested or expected to vest at March 31, 2018	37,200	$22.60	3.32	$1,291
Exercisable at March 31, 2018	29,450	$19.74	2.36	$1,107

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Proceeds of options exercised	$56	$134
Related tax benefit recognized	21	44
Intrinsic value of options exercised	253	200

As of March 31, 2018, there was $90,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

At March 31, 2018, 72,197 RSU’s and 14,536 restricted stock grants were unvested. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. A total expense of $565,000 was recorded during the three months ended March 31, 2018 compared to an expense of $849,000 for the three months ended March 31, 2017. There was approximately $211,000 and $774,000 included within other liabilities at March 31, 2018 and December 31, 2017, respectively, related to the STIP.

		Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2018	72,538	$40.52	10,536	$50.56
Granted	24,416	53.94	28,757	35.79
Vested	(24,757)	32.30	(24,757)	32.30
Forfeited	-	-	-	-
Unvested at March 31, 2018	72,197	$47.87	14,536	$52.44

The maximum amount of compensation expense that may be recorded for the 2018 STIP and the 2016, 2017 and 2018 LTIPs at March 31, 2018, is approximately $3.9 million. However, the estimated expense expected to be recorded as of March 31, 2018, based on the performance measures in the plans, is $3.6 million of which $2.0 million is unrecognized at March 31, 2018 and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.30 per common stock dividend in the first quarter of 2018 and declared and paid a $0.25 per common stock dividend in the first quarter of 2017.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2018	2017
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$11,737	$5,140
Less: Income allocated to participating securities	3	1
Net income allocated to common shareholders	11,734	5,139

Weighted average common shares outstanding Including participating securities	10,176	9,446
Less: Participating securities	11	5
Average common shares	10,165	9,441

Basic earnings per common share	$1.15	$0.54

Diluted Earnings Per Share:
Net income allocated to common shareholders	$11,734	$5,139
Weighted average common shares outstanding for basic earnings per common share	10,165	9,441
Add: Dilutive effects of stock options	54	56
Average shares and dilutive potential common shares	10,219	9,497

Diluted earnings per common share	$1.15	$0.54

Shares subject to issue upon exercise of options of 3,500 in 2018 and 4,569 in 2017 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At March 31, 2018
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$2,518	$-	$(17)	$2,501
Mortgage-backed securities – residential	64,093	57	(1,732)	62,418
REMICs	1,025	-	(5)	1,020
Collateralized mortgage obligations	97,115	46	(1,969)	95,192
Corporate bonds	12,913	129	-	13,042
Obligations of state and political subdivisions	95,080	1,711	(854)	95,937
Total Available-for-Sale	$272,744	$1,943	$(4,577)	$270,110

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$9	$-	$-	$9
FNMA certificates	38	-	-	38
GNMA certificates	15	-	-	15
Obligations of state and political subdivisions	580	-	-	580
Total Held-to Maturity	$642	$-	$-	$642

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2017
Available-for-sale
Obligations of U.S. government corporations and agencies	$518	$-	$(10)	$508
Mortgage-backed securities - residential	59,942	90	(763)	59,269
REMICs	1,072	-	(7)	1,065
Collateralized mortgage obligations	94,588	180	(892)	93,876
Preferred stock	-	1	-	1
Corporate bonds	12,914	189	-	13,103
Obligations of state and political subdivisions	90,692	2,426	(290)	92,828
Total Available-for-Sale	$259,726	$2,886	$(1,962)	$260,650

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity*
FHLMC certificates	$10	$-	$-	$10
FNMA certificates	41	1	-	42
GNMA certificates	17	-	-	17
Obligations of states and political subdivisions	580	-	-	580
Total Held-to-Maturity	$648	$1	$-	$649

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at March 31, 2018, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,408	$1,420	$-	$-
Due after one year through five years	22,370	22,694	62	62
Due after five years through ten years	38,284	39,267	518	518
Due after ten years	48,449	48,099	-	-
MBS/CMO/REMIC	162,233	158,630	62	62
	$272,744	$270,110	$642	$642

Investment securities with a carrying amount of $151.6 million at March 31, 2018, were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

As of March 31, 2018, the Company’s investment portfolio consisted of 425 securities, 167 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at March 31, 2018, and December 31, 2017:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At March 31, 2018
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$501	$(17)	$-	$-	$501	$(17)
Mortgage-backed securities-residential	36,935	(865)	18,210	(867)	55,145	(1,732)
REMICs	1,020	(5)	-	-	1,020	(5)
Collateralized mortgage obligations	73,810	(1,214)	16,646	(755)	90,456	(1,969)
Obligations of state and political subdivisions	24,030	(641)	3,285	(213)	27,315	(854)
Total temporarily impaired securities	$136,296	$(2,742)	$38,141	$(1,835)	$174,437	$(4,577)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2017
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$508	$(10)	$508	$(10)
Mortgage-backed securities-residential	27,881	(215)	19,038	(548)	46,919	(763)
REMICs	1,065	(7)	-	-	1,065	(7)
Collateralized mortgage obligations	49,107	(320)	20,804	(572)	69,911	(892)
Obligations of state and political subdivisions	14,249	(163)	3,370	(127)	17,619	(290)
Held to maturity securities:	12	-	9	-	21	-
Total temporarily impaired securities	$92,314	$(705)	$43,729	$(1,257)	$136,043	$(1,962)

There were no realized gains from the sales and calls of investment securities in the first quarter of 2018 or in the first quarter of 2017.

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

In the first quarter of 2018 and 2017, management determined there was no OTTI.

There were no sales or calls of securities during the three months ended March 31, 2018 or 2017.

8.	Loans

Loans receivable consist of the following:

	March 31, 2018	December 31, 2017
	(In Thousands)
Real Estate:

Secured by 1-4 family residential	$275,547	$274,862
Secured by multi-family residential	270,733	248,092
Secured by commercial real estate	1,011,294	987,129
Construction	251,944	265,476
	1,809,518	1,775,559
Other Loans:
Commercial	500,496	526,142
Home equity and improvement	133,407	135,457
Consumer finance	28,035	29,109
	661,938	690,708
Total loans	2,471,456	2,466,267
Deduct:
Undisbursed loan funds	(111,450)	(115,972)
Net deferred loan origination fees and costs	(1,676)	(1,582)
Allowance for loan loss	(27,267)	(26,683)
Totals	$2,331,063	$2,322,030

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarters ended March 31, 2018 and 2017 by portfolio segment (In Thousands):

Quarter Ended March, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683
Charge-Offs	(16)	0	(55)	0	(97)	(117)	(31)	(316)
Recoveries	24	0	184	0	1,757	28	2	1,995
Provisions	(6)	281	290	20	(1,787)	43	64	(1,095)
Ending Allowance	$2,534	$2,983	$10,773	$667	$7,838	$2,209	$263	$27,267

Quarter Ended March 31, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884
Charge-Offs	(49)	0	(290)	0	0	(54)	(71)	(464)
Recoveries	56	32	34	0	115	33	4	274
Provisions	(13)	(138)	(159)	8	333	(65)	89	55
Ending Allowance	$2,621	$2,122	$10,210	$458	$7,809	$2,300	$229	$25,749

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$218	$2	$164	$-	$83	$312	$-	$779

Collectively evaluated for impairment	2,316	2,981	10,609	667	7,755	1,897	263	26,488

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,534	$2,983	$10,773	$667	$7,838	$2,209	$263	$27,267

Loans:

Loans individually evaluated for impairment	$7,117	$2,042	$30,070	$-	$10,328	$1,463	$36	$51,056

Loans collectively evaluated for impairment	267,814	268,745	982,263	140,221	491,616	132,707	28,062	2,311,428

Loans acquired with deteriorated credit quality	1,045	300	2,024	-	318	-	-	3,687

Total ending loans balance	$275,976	$271,087	$1,014,357	$140,221	$502,262	$134,170	$28,098	$2,366,171

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 (In Thousands):

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2018
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,639	$32	$31
Residential Non Owner Occupied	2,509	44	41
Total Residential Real Estate	7,148	76	72
Construction	-	-	-
Multi-Family	2,049	27	26
CRE Owner Occupied	13,225	44	35
CRE Non Owner Occupied	3,482	34	34
Agriculture Land	11,516	95	42
Other CRE	1,486	25	20
Total Commercial Real Estate	29,709	198	131
Commercial Working Capital	5,208	24	24
Commercial Other	5,100	25	23
Total Commercial	10,308	49	47
Home Equity and Improvement	1,474	11	11
Consumer Finance	39	1	1
Total Impaired Loans	$50,727	$362	$288

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2017
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,820	$28	$28
Residential Non Owner Occupied	3,891	36	36
Total Residential Real Estate	6,711	64	64
Construction	3,374	10	10
Multi-Family	4,614	22	22
CRE Owner Occupied	4,499	42	39
CRE Non Owner Occupied	2,707	47	19
Agriculture Land	1,668	13	12
Other CRE	13,488	124	92
Total Commercial Real Estate	-	-	-
Commercial Working Capital	2,372	19	19
Commercial Other	1,722	21	16
Total Commercial	4,094	40	35
Home Equity and Improvement	1,254	10	10
Consumer Finance	74	1	1
Total Impaired Loans	$28,995	$249	$212

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$2,744	$2,597	$-	$2,507	$2,364	$-
Residential Non Owner Occupied	1,468	1,464	-	1,711	1,708	-
Total 1-4 Family Residential Real Estate	4,212	4,061	-	4,218	4,072	-
Multi-Family Residential Real Estate	1,863	1,870	-	2,095	2,102	-
CRE Owner Occupied	11,847	11,387	-	12,273	11,804	-
CRE Non Owner Occupied	3,035	2,873	-	3,085	2,925	-
Agriculture Land	11,682	11,860	-	13,029	13,185	-
Other CRE	959	748	-	981	768	-
Total Commercial Real Estate	27,523	26,868	-	29,368	28,682	-
Construction	-	-	-	-	-	-
Commercial Working Capital	4,888	4,815	-	5,462	5,422	-
Commercial Other	4,744	4,757	-	9,916	7,644	-
Total Commercial	9,632	9,572	-	15,378	13,066	-
Home Equity and Home Improvement	614	569	-	630	584	-
Consumer Finance	36	36	-	42	42	-
Total loans with no allowance recorded	$43,880	$42,976	$-	$51,731	$48,548	$-

With an allowance recorded:
Residential Owner Occupied	$1,998	$1,978	$144	$1,841	$1,814	$137
Residential Non Owner Occupied	1,076	1,078	74	1,031	1,024	30
Total 1-4 Family Residential Real Estate	3,074	3,056	218	2,872	2,838	167
Multi-Family Residential Real Estate	171	172	2	175	176	7
CRE Owner Occupied	2,077	1,616	50	2,007	1,546	44
CRE Non Owner Occupied	644	584	42	651	593	28
Agriculture Land	287	284	32	293	292	14
Other CRE	916	718	40	909	708	32
Total Commercial Real Estate	3,924	3,202	164	3,860	3,139	118
Construction	-	-	-	-	-	-
Commercial Working Capital	458	461	62	447	449	77
Commercial Other	293	295	21	854	858	110
Total Commercial	751	756	83	1,301	1,307	187
Home Equity and Home Improvement	898	894	312	596	592	279
Consumer Finance	-	-	-	8	8	-
Total loans with an allowance recorded	$8,818	$8,080	$779	$8,812	$8,060	$758

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2018	December 31, 2017
	(In Thousands)
Non-accrual loans	$27,925	$30,715
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	27,925	30,715
Real estate and other assets held for sale	1,440	1,532
Total non-performing assets	$29,365	$32,247
Troubled debt restructuring, still accruing	$13,722	$13,770

The following table presents the aging of the recorded investment in past due and non- accrual loans as of March 31, 2018, by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non- Accrual

Residential Owner Occupied	$177,799	$537	$259	$933	$1,729	$2,111
Residential Non Owner Occupied	96,275	76	-	97	173	342

Total 1-4 Family Residential Real Estate	274,074	613	259	1,030	1,902	2,453

Multi-Family Residential Real Estate	271,087	-	-	-	-	124

CRE Owner Occupied	407,019	592	76	847	1,515	10,170
CRE Non Owner Occupied	424,247	1,074	29	263	1,366	2,164
Agriculture Land	130,940	82	-	208	290	4,275
Other Commercial Real Estate	48,868	13	-	99	112	611

Total Commercial Real Estate	1,011,074	1,761	105	1,417	3,283	17,220

Construction	140,221	-	-	-	-	-

Commercial Working Capital	229,844	209	-	100	309	3,550
Commercial Other	271,422	49	-	638	687	3,620

Total Commercial	501,266	258	-	738	996	7,170

Home Equity/Home Improvement	133,552	29	7	582	618	909
Consumer Finance	27,764	199	96	39	334	39

Total Loans	$2,359,038	$2,860	$467	$3,806	$7,133	$27,915

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

Troubled Debt Restructurings

As of March 31, 2018, and December 31, 2017, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $20.4 million and $21.7 million, respectively. The Company allocated $686,000 and $751,000 of specific reserves to those loans at March 31, 2018, and December 31, 2017, and had committed to lend additional amounts totaling up to $769,000 and $242,000 at March 31, 2018, and December 31, 2017, respectively.

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

Of the loans modified in a TDR, as of March 31, 2018, $6.6 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table present loans by class modified as TDRs that occurred during the three month periods ending March 31, 2018, and March 31, 2017:

	Loans Modified as a TDR for the Three Months Ended March 31, 2018 ($ in thousands)		Loans Modified as a TDR for the Three Months Ended March 31, 2017 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	3	$145	4	$100
1-4 Family Non Owner Occupied	1	69	2	84
Multi Family	0	-	0	-
CRE Owner Occupied	2	650	1	119
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	4	2,114	0	-
Commercial Other	0	-	1	46
Home Equity and Improvement	0	-	1	25
Consumer Finance	0	-	2	15
Total	10	$2,978	11	$389

The loans described above decreased the ALLL by $5,000 in the three month period ending March 31, 2018 and decreased the ALLL by $19,000 in the three month period ending March 31, 2017.

Of the 2018 modifications, one was made a TDR due to terming out lines of credit, five were made TDR due to advancing or renewing money to a watch list credit, one loan made a TDR due to an reduction of the interest rate, and three were made a TDR because the current debt was refinanced due to maturity or for payment relief.

The following table present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three month period ended March 31, 2018, and March 31, 2017:

	Three Months Ended March 31, 2018 ($ in thousands)		Three Months Ended March 31, 2017 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	0	-
Commercial Other	1	197	0	-
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	1	$197	0	$-

The TDRs that subsequently defaulted described above had no effect on the allowance for loan losses for the three month period ended March 31, 2018.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$6,764	$96	$2,387	$-	$170,282	$179,529
1-4 Family Non Owner Occupied	84,434	1,280	3,385	-	7,348	96,447

Total 1-4 Family Real Estate	91,198	1,376	5,772	-	177,630	275,976

Multi-Family Residential Real Estate	266,216	2,063	2,698	-	110	271,087

CRE Owner Occupied	384,271	11,521	13,100	-	125	409,017
CRE Non Owner Occupied	412,587	7,425	5,119	-	-	425,131
Agriculture Land	109,860	7,896	13,473	-	-	131,229
Other CRE	46,014	159	1,664	-	1,143	48,980

Total Commercial Real Estate	952,732	27,001	33,356	-	1,268	1,014,357

Construction	119,950	1,153	-	-	19,118	140,221

Commercial Working Capital	206,697	18,428	5,028	-	-	230,153
Commercial Other	263,830	2,831	5,448	-	-	272,109

Total Commercial	470,527	21,259	10,476	-	-	502,262

Home Equity and Home Improvement	-	-	931	-	133,239	134,170
Consumer Finance	-	-	128	-	27,970	28,098

Total Loans	$1,900,623	$52,852	$53,361	$-	$359,335	$2,366,171

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$7,534	$99	$2,367	$-	$168,220	$178,220
Residential Non Owner Occupied	85,802	935	3,835	-	6,564	97,136

Total 1-4 Family Real Estate	93,336	1,034	6,202	-	174,784	275,356

Multi-Family Residential Real Estate	242,969	2,503	2,819	-	111	248,402

CRE Owner Occupied	370,613	10,432	13,575	-	156	394,776
CRE Non Owner Occupied	395,264	3,464	5,444	-	-	404,172
Agriculture Land	114,776	2,639	14,816	-	-	132,231
Other CRE	56,133	165	1,788	-	915	59,001

Total Commercial Real Estate	936,786	16,700	35,623	-	1,071	990,180

Construction	125,519	1,254	-	-	22,401	149,174

Commercial Working Capital	222,526	7,605	5,743	-	-	235,874
Commercial Other	280,013	3,443	8,598	-	-	292,054

Total Commercial	502,539	11,048	14,341	-	-	527,928

Home Equity and Home Improvement	-	-	600	-	135,674	136,274
Consumer Finance	-	-	82	-	29,093	29,175

Total Loans	$1,901,149	$32,539	$59,667	$-	$363,134	$2,356,489

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance of those loans is as follows (In Thousands):

	March 31, 2018	December 31, 2017
1-4 Family Residential Real Estate	$1,124	$1,154
Multi-Family Residential Real Estate	307	309
Commercial Real Estate Loans	2,833	2,921
Commercial	389	407
Consumer	1	2
Total Outstanding Balance	$4,654	$4,793
Recorded Investment, net of allowance of $0	$3,687	$3,828

Accretable yield, or income expected to be collected, is as follows:

	2018	2017

Balance at January 1	$804	$-

New Loans Purchased	-	1,034
Accretion of Income	(15)	-
Reclassification from Non-accretable	-	-
Charge-off of Accretable Yield	-	-
Balance at March 31	$789	$1,034

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended March 31, 2018 or 2017. No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the period ended March 31, 2017, using information as of the date of acquisition are included in the table below. There were no such loans purchased during the period ended March 31, 2018. (In Thousands)

1-4 Family Residential Real Estate	$1,720
Commercial Real Estate	4,724
Commercial	785
Consumer	4
Total	$7,233

Cash Flows Expected to be Collected at Acquisition $ 5,721

Fair Value of Acquired Loans at Acquisition $ 4,703

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $741,000 as of March 31, 2018.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Gain from sale of mortgage loans	$1,080	$1,083
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	944	934
Amortization of mortgage servicing rights	(319)	(312)
Mortgage servicing rights valuation adjustments	37	33
	662	655

Net revenue from sale and servicing of mortgage loans	$1,742	$1,738

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.39 billion at March 31, 2018, and $1.39 billion at December 31, 2017.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,240	$10,117
Loans sold, servicing retained	324	356
Amortization	(319)	(312)
Carrying value before valuation allowance at end of period	10,245	10,161

Valuation allowance:
Balance at beginning of period	(432)	(522)
Impairment (expense) recovery	37	33
Balance at end of period	(395)	(489)
Net carrying value of MSRs at end of period	$9,850	$9,672
Fair value of MSRs at end of period	$10,280	$10,013

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity. A liability of $43,000 was accrued at both March 31, 2018, and December 31, 2017, respectively. There was no accrual recorded in the first quarter 2018 while a credit was recognized related to the accrual of $28,000 in the first quarter 2017. The activity in the first quarters of 2018 and 2017 was due to no actual losses being recorded.

10.	Deposits

A summary of deposit balances is as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)
Non-interest-bearing checking accounts	$550,742	$571,360
Interest-bearing checking and money market accounts	1,055,416	1,005,519
Savings deposits	306,510	302,022
Retail certificates of deposit less than $250,000	512,746	504,912
Retail certificates of deposit greater than $250,000	66,387	53,843
	$2,491,801	$2,437,656

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2018	December 31, 2017
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$64,000	$92,000
Putable advances	-	5,000
Amortizable mortgage advances	7,027	6,943
Fair value adjustment on acquired balances	(26)	-
Total	$71,001	$103,943
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.62% as of March 31, 2018, and 3.09% as of December 31, 2017.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 3.50% and 2.97% on March 31, 2018 and December 31, 2017, respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2018 and December 31, 2017, is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At March 31, 2018
Repurchase agreements:
Mortgage-backed securities – residential	$3,645	$-	$-	$-	$3,645
Collateralized mortgage obligations	5,676	-	-	-	5,676
Total borrowings	$9,321	$-	$-	$-	$9,321
Gross amount of recognized liabilities for repurchase agreements					$9,321

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2017
Repurchase agreements:
Mortgage-backed securities – residential	$6,599	$-	$-	$-	$6,599
Collateralized mortgage obligations	19,420	-	-	-	19,420
Total borrowings	$26,019	$-	$-	$-	$26,019
Gross amount of recognized liabilities for repurchase agreements					$26,019

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	March 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$53,556	$174,401	$42,458	$161,778
Unused lines of credit	9,799	468,512	6,245	408,831
Standby letters of credit	-	7,882	-	7,605
Total	$63,355	$650,795	$48,703	$578,214

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $16.8 million and $14.9 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2018, and December 31, 2017, respectively.

13.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2013. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

Public law No. 115-97, known as the Tax Cuts and Jobs Act ("Tax Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

14.	Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $25.0 million and $14.8 million of interest rate lock commitments at March 31, 2018, and December 31, 2017, respectively. There were $16.7 million and $23.2 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2018, and December 31, 2017, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Condition. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2018			December 31, 2017
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$652	$12	$640	$609	$11	$598

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$42	$65

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

15.	Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2018:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(3,557)	$747	$(2,810)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(3,557)	$747	$(2,810)

Three months ended March 31, 2017:
Securities available for sale:
Change in net unrealized gain/loss during the period	$1,580	$(553)	$1,027
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive income	$1,580	$(553)	$1,027

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2018	$601	$(384)	$217
Other comprehensive income (loss) before reclassifications	(2,810)	-	(2,810)

Net other comprehensive income (loss) during period	(2,810)	-	(2,810)

Reclassification adjustment upon adoption of ASU 2018-02	129	(82)	47

Balance March 31, 2018	$(2,080)	$(466)	$(2,546)

Balance January 1, 2017	$504	$(289)	$215
Other comprehensive income before reclassifications	1,027	-	1,027
Amounts reclassified from accumulated other comprehensive income	-	-	-

Net other comprehensive income during period	1,027	-	1,027

Balance March 31, 2017	$1,531	$(289)	$1,242

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the income statement as a component of income tax expense (benefit). The Company utilized the proportional amortization method for all of its instruments. As of March 31, 2018, and December 31, 2017, the Company had $9.0 million and $9.2 million in qualified investments recorded in other assets and $5.4 million and $6.2 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of March 31, 2018, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2018	$2,149
2019	1,351
2020	392
2021	368
2022	240
Thereafter	883
Total Unfunded Commitments	$5,383

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Proportional Amortization Method
Tax credits and other tax benefits recognized	$254	$211
Amortization expense in federal income taxes	234	165

There were no impairment losses of LIHTC investments for the three months ended March 31, 2018 and 2017.

17.	Business Combinations

Effective February 24, 2017, the Company acquired Commercial Bancshares, Inc. (“Commercial Bancshares”) and its subsidiary, The Commercial Savings Bank (“CSB”), pursuant to an Agreement and Plan of Merger (“merger agreement”), dated August 23, 2016. The acquisition was accomplished by the merger of Commercial Bancshares into First Defiance, immediately followed by the merger of CSB into First Federal. CSB operated 7 full-service banking offices in northwest and north central, Ohio and 1 commercial loan production office in central Ohio. Commercial Bancshares’ consolidated assets and equity (unaudited) as of February 24, 2017, totaled $348.4 million and $37.5 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value included in these financial statements is based on final valuations.

In accordance with ASC 805, the Company expensed approximately $3.7 million of direct acquisition costs, of which $2.8 million was to settle employment and benefit agreements and for personnel expenses related to operating the new Commercial Bancshares locations. The Company recorded $28.9 million of goodwill and $4.9 million of intangible assets. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. The acquisition was consistent with the Company’s strategy to enhance and expand its presence in northwestern and north central Ohio. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits and are being amortized over 10 years on an accelerated basis. For tax purposes, goodwill totaling $28.9 million is non-deductible. Goodwill is evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as part of the Commercial Bancshares acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction

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

On April 13, 2017, First Defiance and Corporate One Benefits Agency, Inc. (“Corporate One”) jointly announced the acquisition of Corporate One’s business by First Defiance. The total purchase price paid in cash was made up of the following: $6.5 million was paid at closing, $500,000 is due in July 2018, and $2.3 million at the end of a three-year earn-out based on the compound annual growth rate of net revenue over the performance period of Corporate One, for a total purchase price of $9.3 million. The recorded fair value of the $2.3 million earn-out was $1.8 million at December 31, 2017. As of December 31, 2017, total Company recorded goodwill of $7.9 million as well as identifiable intangible assets of $756,000 consisting of customer relationship intangible of $564,000 and a non-compete intangible of $192,000. The fair value included in these financial statements is based on final valuation. Corporate One was a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One consulted employers to better manage their employee benefit programs to effectively lead them into the future. It is anticipated that the transaction will enhance employee benefit offerings and expand First Insurance’s presence into adjacent markets in northwest Ohio.

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

Non-GAAP Financial Measures

This document contains GAAP financial measures and certain non-GAAP financial measures which are presented as management believes they are helpful in understanding the Company’s results of operations or financial position. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the nine months ended March 31, 2018 and 2017.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio
($ in Thousands)	March 31, 2018	March 31, 2017
Net interest income (GAAP)	$25,687	21,645
Add: FTE adjustment	237	469
Net interest income on a FTE basis (1)	$25,924	22,114

Noninterest income – less securities gains/losses (2)	$10,703	10,549
Noninterest expense (3)	23,251	23,142
Average interest-earning assets net of average unrealized gains/losses on securities(4)	2,665,035	2,353,930
Average interest-earning assets	2,664,114	2,355,544
Average unrealized gains/(losses) on securities	(921)	1,614

Ratios:
Net interest margin (1) / (4)	3.95%	3.81%
Efficiency ratio (3) / (1) + (2)	63.48	70.85%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2018.

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

First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business through offices located in the Archbold, Bowling Green, Bryan, Defiance, Findlay, Fostoria, Lima, Sylvania, and Tiffin, Ohio areas. The Maumee and Oregon offices were consolidated into a new office in Sylvania, Ohio in January 2018. First Insurance offers property and casualty insurance, life insurance and group health insurance.

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

Regulation - First Defiance is subject to regulation examination and oversight by the Federal Reserve Board (“Federal Reserve”). First Federal is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”). Because the FDIC insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. In addition, First Federal is subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”), which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations. First Defiance and First Federal must file periodic reports with the Federal Reserve and the OCC and examinations are conducted periodically by the Federal Reserve, the OCC and the FDIC to determine whether First Defiance and First Federal are in compliance with various regulatory requirements and are operating in a safe and sound manner.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer phases in through January 1, 2019, and is currently 1.875%.

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

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. First Federal also offers online banking services, which include mobile banking, People Pay (“P2P”) and online bill pay.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $642,000 at March 31, 2018. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $270.1 million at March 31, 2018. The available-for-sale portfolio included obligations of U.S. Government corporations and agencies ($2.5 million), certain municipal obligations ($95.9 million), CMOs/REMICs ($96.2 million), corporate bonds ($13.0 million), and mortgage backed securities ($62.4 million).

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

Changes in Financial Condition

At March 31, 2018, First Defiance's total assets, deposits and stockholders' equity amounted to $3.02 billion, $2.49 billion and $379.2 million, respectively, compared to $2.99 billion, $2.44 billion and $373.3 million, respectively, at December 31, 2017.

Net loans receivable (excluding loans held for sale) increased $9.7 million to $2.36 billion. The variance in loans receivable between March 31, 2018, and December 31, 2017 includes an increase of $46.8 million in commercial real estate loans and a $0.7 million increase in residential real estate loans. That growth was partially offset by a $13.5 million decrease in construction loans, a $25.6 decrease in commercial loans, a $1.1 million decrease in consumer loans and a $2.1 million decrease in home equity and improvement loans.

The investment securities portfolio increased $9.5 million to $270.8 million at March 31, 2018 from $261.3 million at December 31, 2017. The increase is a result of $19.7 million of securities being purchased during the period. This was offset by $5.9 million of securities maturing or being called in the period. There was a $3.6 million decrease in the market value of available-for-sale securities during the period.

Deposits increased from $2.44 billion at December 31, 2017, to $2.49 billion as of March 31, 2018. Interest bearing demand and money market deposits increased $49.9 million to $1.06 billion, savings deposits increased $4.5 million to $306.5 million, and retail time deposits increased $20.4 million to $579.1 million. Non-interest bearing demand deposits decreased $20.6 million to $550.7 million.

Stockholders’ equity increased from $373.3 million at December 31, 2017, to $379.2 million at March 31, 2018. The increase in stockholders’ equity was the result of recording net income of $11.7 million. This was offset by $3.0 million of common stock dividends being paid in the first three months of 2018 and a $2.8 million other comprehensive loss.

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

	Three Months Ended March 31,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$2,316,316	$26,550	4.65%	$2,026,067	$22,020	4.41%
Securities	263,596	2,064	3.16 (3)	254,842	2,174	3.48 (3)
Interest bearing deposits	68,211	297	1.77	60,083	145	0.98
FHLB stock	15,991	231	5.86	14,552	166	4.63
Total interest-earning assets	2,664,114	29,142	4.43	2,355,544	24,505	4.22
Non-interest-earning assets	313,750			266,858
Total assets	$2,977,864			$2,622,402

Interest-bearing liabilities:
Deposits	$1,888,990	$2,611	0.56%	$1,626,742	$1,796	0.45%
FHLB advances and other	78,923	319	1.64	104,277	366	1.42
Subordinated debentures	36,192	280	3.14	36,150	215	2.41
Securities sold under repurchase agreements	15,982	8	0.20	25,660	14	0.22
Total interest-bearing liabilities	2,020,087	3,218	0.65	1,792,829	2,391	0.54
Non-interest bearing deposits	545,450	-		482,895	-
Total including non-interest bearing demand deposits	2,565,537	3,218	0.51	2,275,724	2,391	0.43
Other non-interest-bearing liabilities	38,334			32,236
Total liabilities	2,603,871			2,307,960
Stockholders' equity	373,993			314,442
Total liabilities and stock- holders' equity	$2,977,864			$2,622,402
Net interest income; interest rate spread		$25,924	3.78%		$22,114	3.68%
Net interest margin (4)			3.95%			3.81%
Average interest-earning assets to average interest-bearing liabilities			132%			131%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21% for the period in 2018 and 35% for the period in 2017.
(2)	Annualized
(3)	Securities yield=annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended March 31, 2018 and 2017

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2018, was $11.7 million compared to net income of $5.1 million for the comparable period in 2017. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2018, were both $1.15, compared to basic and diluted earnings per common share of $0.54 for the quarter ended March 31, 2017.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $25.7 million for the quarter ended March 31, 2018, up from $21.6 million for the same period in 2017. The tax-equivalent net interest margin was 3.95% for the quarter ended March 31, 2018, an increase from 3.81% for the same period in 2017. The increase in margin between the 2018 and 2017 first quarters was primarily due to having a full quarter of added operations from the CSB merger as well an increase in interest rates and organic growth. The yield on interest-earning assets was 4.43% for the quarter ended March 31, 2018, up 21 basis points from 4.22% for the same period in 2017. The cost of interest-bearing liabilities between the two periods increased 11 basis points to 0.65% in the first quarter of 2018 from 0.54% in the same period in 2017.

Total interest income increased $4.9 million to $28.9 million for the quarter ended March 31, 2018, from $24.0 million for the quarter ended March 31, 2017. This is due to continued loan growth, a full quarter of CSB operations and an increase in interest rates. Income from loans increased to $26.5 million for the quarter ended March 31, 2018, compared to $22.0 million for the same period in 2017 due to average loan growth of $290.2 million. The increase in the loan portfolio yield to 4.65% at March 31, 2018, was due mainly to increasing interest rates. The investment interest income increased $95,000 in the first quarter of 2018 to $1.9 million; however, the yield dropped 32 basis points to 3.16% at March 31, 2018, compared to 3.48% at March 31, 2017. The decline in investment yield is primarily attributable to the reinvestment of matured securities at lower yields. Income from interest bearing deposits and FHLB stock increased to $297,000 and $231,000 respectively in the first quarter of 2018 compared to $145,000 and $166,000 for the same period in 2017 due to increased interest rates.

Interest expense increased by $827,000 in the first quarter of 2018 compared to the same period in 2017, to $3.2 million from $2.4 million. The cost of interest bearing liabilities increased 11 basis points from 0.54% at March 31, 2017 to 0.65% at March 31, 2018. Interest expense related to interest-bearing deposits was $2.6 million in the first quarter of 2018 compared to $1.8 million for the same period in 2017. Interest expense recognized by the Company related to FHLB advances was $319,000 in the first quarter of 2018 compared to $366,000 for the same period in 2017 as decreased volumes offset the increase in interest rates. Expenses on subordinated debentures and notes payable were $280,000 and $8,000 respectively in the first quarter of 2018 compared to $215,000 and $14,000 respectively for the same period in 2017.

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

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserve portion of the allowance for loan losses was $779,000 at March 31, 2018, and $758,000 at December 31, 2017.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors. For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type to allocate historic loss experience. The loss experience factor is then applied to the non-impaired loan portfolio. The Company utilizes loss migration measurement for each loan portfolio segment with differentiation between loan risk grades in calculating the general reserve component for non-impaired loans. Beginning December 31, 2016, the historical loss calculation was changed from using an average of four (4) four-year loss migration periods to using an average of all four-year loss migration periods to the present beginning with data from the second quarter 2011. Management believes this enhancement is consistent with the rationale of the previous measurement but provides a more precise calculation of historical losses by incorporating more data points for the average loss ratio and including periods that provide a more complete coverage of the full business cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio.

The quantitative general allowance increased $1.3 million to $7.3 million at March 31, 2018, from $6.0 million at December 31, 2017 primarily due to an increase in the balances of special mention rated loans in the commercial loan portfolio.

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

The qualitative analysis at March 31, 2018, indicated a general reserve of $19.3 million compared with $20.0 million at December 31, 2017, a decrease of $0.7 million. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all residential, consumer and home equity and improvement loan segments increase slight in the first three months of 2018 due to mixed trends in the U.S. economy particularly unemployment rates which increased slightly in all markets.

The environmental factors increased slightly in the first three months of 2018 in the commercial, commercial real estate and construction loan segments due to an increase in the mix of lending concentration in FFB’s defined metro markets.

The risk factors for all loan segments, but particularly the commercial loan segment, were decreased in the first three months of 2018 due to favorable trends in the levels of non-performing loans and classified assets.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.48% for construction loans to 1.55% for home equity and improvement loans at March 31, 2018.

As a result of a large recovery resulting from to a large relationship that was previously downgraded being paid off, the quantitative and qualitative analyses, along with the change in specific reserves, the Company had a negative provision for loan losses for the first quarter of 2018 of $1,095,000 compared to $55,000 for the same period in 2017. The allowance for loan losses was $27.3 million at March 31, 2018, and $26.7 million at December 31, 2017. The allowance for loans losses represented 1.16% of loans, net of undisbursed loan funds and deferred fees and costs, at March 31, 2018 and 1.14% at December 31, 2017.

The negative provision of $1,095,000 was due mainly to total recoveries of $2.0 million, offset by charge offs of $316,000, and resulted in an increase to the overall allowance for loan loss of $584,000 for the first quarter of 2018. In management’s opinion, the overall allowance for loan losses of $27.3 million as of March 31, 2018, is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2018, there were $544,000 of write-downs of real estate held for sale. Management believes that the values recorded at March 31, 2018, for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $53.1 million at March 31, 2018, compared to $59.4 million at December 31, 2017, a decrease of $6.3 million due to a classified relationship that was paid off during the quarter.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 97.6% at March 31, 2018, compared with 86.9% at December 31, 2017. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2018, are appropriate. Of the $27.9 million in non-accrual loans at March 31, 2018, $24.1 million or 86.4% are less than 90 days past due.

At March 31, 2018, First Defiance had total non-performing assets of $29.4 million, compared to $32.2 million at December 31, 2017. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at March 31, 2018, and December 31, 2017, by category were as follows:

Table 1 – Nonperforming Asset

	March 31,	December 31,
	2018	2017
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$2,460	$3,037
Non-residential and multi-family residential real estate	17,351	18,219
Commercial	7,166	8,841
Construction	-	-
Home equity and improvement	909	590
Consumer Finance	39	28
Total non-performing loans	27,925	30,715

Real estate owned	1,440	1,532
Total repossessed assets	$1,440	1,532

Total Nonperforming assets	$29,365	$32,247

Restructured loans, accruing	$13,722	$13,770

Total nonperforming assets as a percentage of total assets	0.97%	1.08%
Total nonperforming loans as a percentage of total loans*	1.18%	1.31%
Total nonperforming assets as a percentage of total loans plus REO*	1.24%	1.37%
Allowance for loan losses as a percent of total nonperforming assets	92.86%	82.75%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 1.43% of the total loans in that category at March 31, 2018, compared to 1.68% for the same category at December 31, 2017. Non-performing loans in the non-residential and multi-family residential real estate loan category were 1.35% of the total loans in this category at March 31, 2018, compared to 1.47% at December 31, 2017. Non-performing loans in the residential loan category represented 0.89% of the total loans in that category at March 31, 2018, compared to 1.10% for the same category at December 31, 2017.

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

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-Accruals by Loan Type

	For the Three Months Ended March 31, 2018		As of March 31, 2018
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(8)	0.48%	$2,460	8.81%
Construction	-	0.00%	-	0.00%
Commercial real estate	(129)	7.68%	17,351	62.13%
Commercial	(1,660)	98.87%	7,166	25.66%
Consumer	29	(5.30)%	39	0.14%
Home equity and improvement	89	(1.73)%	909	3.26%
Total	$(1,679)	100.00%	$27,925	100.00%

	For the Three Months Ended March 31, 2017		As of March 31, 2017
	Net Charge-offs	% of Total Net	Nonaccrual	% of Total Non-
	(Recoveries)	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(7)	(3.68)%	$2,759	18.32%
Construction	-	0.00%	-	0.00%
Commercial real estate	224	117.89%	9,823	65.24%
Commercial	(115)	(60.53)%	1,498	9.95%
Consumer finance	67	35.27%	102	0.68%
Home equity and improvement	21	11.05%	875	5.81%
Total	$190	100.00%	$15,074	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	1st 2018	4th 2017	3rd 2017	2nd 2017	1st 2017
	(In Thousands)

Allowance at beginning of period	$26,683	$26,341	$25,915	$25,749	$25,884
Provision for credit losses	(1,095)	314	462	2,118	55
Charge-offs:
Residential	16	170	60	-	49
Commercial real estate	55	29	-	110	290
Commercial	97	210	64	2,027	-
Consumer finance	31	27	20	21	71
Home equity and improvement	117	55	92	100	54
Total charge-offs	316	491	236	2,258	464
Recoveries	1,995	519	200	306	274
Net charge-offs	(1,679)	(28)	36	1,952	190
Ending allowance	$27,267	$26,683	$26,341	$25,915	$25,749

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,534	11.15%	$2,532	11.14%	$2,538	11.33%	$2,641	11.68%	$2,621	11.86%
Construction	667	10.19%	647	10.76%	578	10.23%	540	9.91%	458	8.55%
Commercial real estate	13,756	51.88%	13,056	50.10%	12,774	50.38%	12,329	49.93%	12,332	51.12%
Commercial	7,838	20.25%	7,965	21.33%	8,025	21.32%	7,973	21.75%	7,809	21.59%
Consumer	263	1.13%	228	1.18%	241	1.21%	233	1.22%	229	1.19%
Home equity and improvement	2,209	5.40%	2,255	5.49%	2,185	5.53%	2,199	5.51%	2,300	5.69%
	$27,267	100.00%	$26,683	100.00%	$26,341	100.00%	$25,915	100.00%	$25,749	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	1st Qtr 2018	4th Qtr 2017	3rd Qtr 2017	2nd Qtr2017	1st Qtr 2017
Allowance for loan losses / loans*	1.16%	1.14%	1.16%	1.15%	1.15%
Allowance for loan losses / non-performing assets	92.86%	82.75%	88.74%	83.51%	163.19%
Allowance for loan losses / non-performing loans	97.64%	86.87%	90.36%	85.36%	171.82%
Non-performing assets / loans plus REO*	1.24%	1.37%	1.30%	1.38%	0.70%
Non-performing assets / total assets	0.97%	1.08%	1.01%	1.07%	0.54%
Net charge-offs / average loans (annualized)	(0.29)%	0.00%	0.01%	0.35%	0.04%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $154,000 in the first quarter of 2018 to $10.7 million from $10.5 million for the same period in 2017. The first quarter 2017 included a $1.5 million enhancement value gain related to the purchase of bank owned life insurance. Excluding the enhancement gain, non-interest income increased $1.7 million.

Service Fees. Service fees and other charges increased by $371,000 or 13.4% in the first quarter of 2018 compared to the same period in 2017. This is due mainly to the inclusion of operations from CSB for a full quarter in 2018 versus 2017.

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending March 31, 2018 and 2017 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $619,000 and $569,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $17,000 at March 31, 2018, $24,000 at December 31, 2017, and $12,000 at March 31, 2017.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans was flat at $1.7 million in both the first quarter of 2018 and 2017. Gains from the sale of mortgage loans also remained consistent at $1.1 million in the first quarters of 2018 and 2017. Mortgage loan servicing revenue was $944,000 in the first quarter of 2018, up slightly from $934,000 in the first quarter of 2017. First Defiance had a positive change in the valuation adjustment in mortgage servicing assets of $37,000 in the first quarter of 2018 compared with a positive adjustment of $33,000 in the first quarter of 2017.

Insurance Commission Income. Income from the sale of insurance products were $4.3 million in the first quarter of 2018, up from $3.5 million in the first quarter of 2017. The increase is mainly driven by the operations of the Corporate One merger that was complete on April 1, 2017. The first quarter of 2018 included contingent revenues of $1.0 million, compared to $1.2 million during the first quarter of 2017.

Bank-Owned Life Insurance. Income from bank-owned life insurance was $400,000 for the first quarter of 2018, a decrease of $1.4 million from $1.8 million in the first quarter of 2017. In February 2017, the Company surrendered an underperforming BOLI policy and recorded a tax penalty of $1.7 million (recorded in income tax expense) and purchased a new BOLI policy receiving a $1.5 million enhancement value gain.

Non-Interest Expense.

Non-interest expense increased $109,000 to $23.3 million for the first quarter of 2018 compared to $23.1 million for the same period in 2017. The first quarter of 2017 included expenses of $3.6 million related to the CSB merger and conversion. Excluding the 2017 merger and conversion expenses, the increase in non-interest expenses was $3.7 million, mostly due to the additional expenses from the operations of CSB and Corporate One mergers completed in 2017.

Compensation and Benefits. Compensation and benefits decreased to $13.2 million in the first quarter of 2018, compared to $14.3 million in the first quarter of 2017. The decrease in compensation and benefits year over year is mainly due to the first quarter of 2017 including $2.8 million of merger costs to settle employment and benefit agreements, while the first quarter of 2018 includes a full quarter of personnel expenses for the acquired CSB and Corporate One locations.

Occupancy. Occupancy expense increased $234,000 to $2.1 million for the quarter ended March 31, 2018, compared to $1.8 million for the same period in 2017, again mainly due to the CSB merger resulting in additional locations.

Other Non-Interest Expenses. Other non-interest expense of $4.6 million in the first quarter of 2018 increased from $4.0 million in the first quarter of 2017. Other expenses in the first quarter 2018 include OREO write-downs of $544,000, while the first quarter 2017 included $667,000 of CSB merger and conversion related costs.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2018 was 63.48% compared to 70.85% for the first quarter of 2017.

Income Taxes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, establishing a new, flat corporate federal statutory income tax rate of 21% effective January 1, 2018.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 17.5% for the quarter ended March 31, 2018 compared to 42.9% for the same period in 2017. The tax rate for 2018 is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. The tax rate for 2017 is higher than the statutory 35% tax rate due to the $1.7 million tax penalty related to the surrender of a BOLI policy.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $8.9 million of cash provided by operating activities during the first three months of 2018. The Company's cash provided by operating activities resulted from the origination of loans held for sale and net income mostly offset by the proceeds on the sale of loans.

At March 31, 2018, First Federal had $228.0 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $486.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $16.7 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2016 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both quantity and quality of capital held by the Company and the Bank. The rules include a new minimum common equity Tier 1 capital to risk-weighted assets ratio (“CET1”) of 4.5% and a capital conservation buffer of 0.625% of risk-weighted assets during 2016, 1.25% during the year 2017, 1.875% during the year 2018, and increasing each year until fully phased-in during 2019 at 2.50%, effectively resulting in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

The Company met each of the well capitalized ratio guidelines at March 31, 2018. The following table indicates the capital ratios for First Defiance and First Federal at March 31, 2018, and December 31, 2017. (In Thousands):

March 31, 2018
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$282,861	10.62%	$119,867	4.5%	N/A	N/A
First Federal	$308,709	11.60%	$119,753	4.5%	$172,977	6.5%

Tier 1 Capital (1)
Consolidated	$317,861	11.03%	$115,266	4.0%	N/A	N/A
First Federal	$308,709	10.60%	$114,995	4.0%	$143,743	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$317,861	11.93%	$159,823	6.0%	N/A	N/A
First Federal	$308,709	11.60%	$159,671	6.0%	$212,895	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$345,128	12.96%	$213,097	8.0%	N/A	N/A
First Federal	$335,976	12.63%	$212,895	8.0%	$266,119	10.0%

(1)	Excludes capital conservation buffer of 1.875% as of March 31, 2018.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.88 billion for consolidated and $2.87 billion for the Bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.66 billion for consolidated and the Bank, respectively.

December 31, 2017
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio

CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$274,832	10.43%	$118,596	4.5%	N/A	N/A
First Federal	$298,571	11.33%	$118,534	4.5%	$171,216	6.5%

Tier 1 Capital (1)
Consolidated	$309,832	10.80%	$114,773	4.0%	N/A	N/A
First Federal	$298,571	10.43%	$114,539	4.0%	$143,173	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$309,832	11.76%	$158,128	6.0%	N/A	N/A
First Federal	$298,571	11.33%	$158,046	6.0%	$210,728	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$336,515	12.77%	$210,838	8.0%	N/A	N/A
First Federal	$325,254	12.35%	$210,728	8.0%	$263,410	10.0%

(1)	Excludes capital conservation buffer of 1.25% as of December 31, 2017.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.87 billion for consolidated and $2.86 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.64 billion for consolidated and $2.63 billion for the Bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the Annual Report on Form 10-K for the year ended December 31, 2017, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

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

The table below presents, for the twelve months subsequent to March 31, 2018 and December 31, 2017, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of March 31, 2018, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2018, remained relatively stable for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2017.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2018		December 31, 2017
Gradual Change in Interest Rates
+200	$2,263	2.04%	$2,354	2.18%
+100	1,150	1.04%	1,200	1.11%
-100	(2,782)	-2.51%	(3,033)	-2.81%

Immediate Change in Interest Rates
+200	$5,164	4.66%	$4,821	4.47%
+100	2,672	2.41%	2,463	2.28%
-100	(6,339)	-5.72%	(6,223)	-5.77%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the board mandated guidelines as of March 31, 2018, except for the down 100 basis points over the first twelve months in a static and dynamic-shock balance sheet as well as in the down 100 basis points for a cumulative twenty-four months in a static and dynamic ramp balance sheet. Management is reviewing the board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with board guidelines.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of March 31, 2018, was considered to be unlikely given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the three months ended March 31, 2018, and the year-ended December 31, 2017.

March 31, 2018
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	713,388	64,905	10.01%
+ 300 bp	701,930	53,448	8.24%
+ 200 bp	687,487	39,005	6.01%
+ 100 bp	671,285	22,802	3.52%
0 bp	648,482	-	-
- 100 bp	619,338	(29,144)	(4.49)%

December 31, 2017
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	700,563	80,544	12.99%
+ 300 bp	685,883	65,864	10.62%
+ 200 bp	668,127	48,108	7.76%
+ 100 bp	647,439	27,420	4.42%
0 bp	620,019	-	-
- 100 bp	585,967	(34,052)	(5.49)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither First Defiance nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended March 31, 2018.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, December 31, 2017				377,500
January 1 – January 31, 2018	-	$-	-	377,500
February 1 – February 28, 2018	-	-	-	377,500
March 1 – March 31, 2018	-	-	-	377,500
Total	-	$-	-	377,500

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% of the outstanding common shares or 450,000 shares. There is no expiration date for the repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of First Defiance, as amended (1)
Exhibit 3.2	Code of Regulations of First Defiance (1)
Exhibit 10.1	First Amendment to Donald P. Hileman’s Employment Agreement (2)
Exhibit 10.2	First Amendment to Kevin T. Thompson’s Employment Agreement (2)
Exhibit 10.3	Change of Control and Non-Solicitation Agreement with John R. Reisner (3)
Exhibit 10.4	Change of Control and Non-Compete Agreement with Gregory R. Allen
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at March 31, 2018 and December 31, 2017, (ii) Unaudited Consolidated Condensed Statements of Income for the Three Months ended March 31, 2018 and 2017 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three Months ended March 31, 2018 and 2017, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2018 and 2017, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-3 (File No. 333-163014), filed on November 10, 2009.
(2)	Incorporated herein by reference to the like numbered exhibit in Form 8-K filed February 23, 2018 (File No. 000-26850).
(3)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 22, 2018 (File No. 000-26850).

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: May 8, 2018	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: May 8, 2018	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

