Form 10-Q
period 2018-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2018-08-07
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 20,400,965 shares outstanding at July 31, 2018.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2018	December 31, 2017

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$53,885	$58,693
Federal funds sold	53,000	55,000
	106,885	113,693
Securities:
Available-for-sale, carried at fair value	286,350	260,650
Held-to-maturity, carried at amortized cost (fair value $607 and $649 at June 30, 2018 and December 31, 2017, respectively)	607	648
	286,957	261,298
Loans held for sale	15,422	10,435
Loans receivable, net of allowance of $27,321 at June 30, 2018 and $26,683 at December 31, 2017, respectively	2,358,023	2,322,030
Mortgage servicing rights	9,948	9,808
Accrued interest receivable	9,475	8,706
Federal Home Loan Bank stock	15,989	15,992
Bank owned life insurance	66,860	66,230
Premises and equipment	40,444	40,217
Real estate and other assets held for sale	1,795	1,532
Goodwill	98,569	98,569
Core deposit and other intangibles	5,024	5,703
Deferred taxes	1,091	231
Other assets	23,092	38,959
Total assets	$3,039,574	$2,993,403

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2018	December 31, 2017

Liabilities and stockholders’ equity
Liabilities:
Deposits	$2,489,128	$2,437,656
Advances from the Federal Home Loan Bank	85,722	84,279
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	6,899	26,019
Advance payments by borrowers	5,207	2,925
Other liabilities	29,615	33,155
Total liabilities	2,652,654	2,620,117

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 50,000,000 shares authorized; 25,398,992 and 25,425,682 shares issued and 20,396,178 and 20,312,082 shares outstanding at June 30, 2018 and December 31, 2017, respectively(1)	127	127
Additional paid-in capital	160,847	160,940
Accumulated other comprehensive income (loss), net of tax of $(860) and $117, respectively	(3,235)	217
Retained earnings	279,122	262,900
Treasury stock, at cost, 5,002,814 shares at June 30, 2018 and 5,113,600 shares at December 31, 2017(1)	(49,941)	(50,898)
Total stockholders’ equity	386,920	373,286
Total liabilities and stockholders’ equity	$3,039,574	$2,993,403

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Income
Loans	$27,660	$25,318	$54,186	$47,288
Investment securities:
Taxable	1,189	943	2,238	1,921
Non-taxable	850	809	1,652	1,586
Interest-bearing deposits	373	201	670	346
FHLB stock dividends	227	187	458	353
Total interest income	30,299	27,458	59,204	51,494
Interest Expense
Deposits	3,144	2,170	5,755	3,966
FHLB advances and other	282	414	601	780
Subordinated debentures	320	229	600	443
Notes payable	6	13	14	28
Total interest expense	3,752	2,826	6,970	5,217
Net interest income	26,547	24,632	52,234	46,277
Provision for loan losses	423	2,118	(672)	2,172
Net interest income after provision for loan losses	26,124	22,514	52,906	44,105
Non-interest Income
Service fees and other charges	3,296	3,161	6,427	5,920
Insurance commissions	3,493	3,294	7,770	6,752
Mortgage banking income	2,013	1,830	3,755	3,568
Gain on sale of non-mortgage loans	43	90	267	90
Gain on sale or call of securities	-	267	-	267
Trust income	522	464	1,074	914
Income from Bank Owned Life Insurance	566	422	966	2,245
Other non-interest income	281	612	658	933
Total non-interest income	10,214	10,140	20,917	20,689
Non-interest Expense
Compensation and benefits	12,885	11,473	26,134	25,808
Occupancy	2,026	1,954	4,097	3,791
FDIC insurance premium	202	353	562	643
Financial institutions tax	531	535	1,062	1,014
Data processing	2,083	2,019	4,188	3,958
Amortization of intangibles	332	334	679	567
Other non-interest expense	4,606	3,962	9,194	7,991
Total non-interest expense	22,665	20,630	45,916	43,772
Income before income taxes	13,673	12,024	27,907	21,022
Federal income taxes	2,564	3,677	5,061	7,534
Net Income	$11,109	$8,347	$22,846	$13,488

Earnings per common share (1)
Basic	$0.54	$0.41	$1.12	$0.69
Diluted	$0.54	$0.41	$1.12	$0.68
Dividends declared per share (1)	$0.15	$0.125	$0.30	$0.25
Average common shares outstanding (1)
Basic	20,388	20,294	20,359	19,586
Diluted	20,492	20,408	20,466	19,696

(1)	Share and per share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$11,109	$8,347	$22,846	$13,488

Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(872)	2,579	(4,429)	4,158
Reclassification adjustment for security gains included in net income(1)	-	(267)	-	(267)
Income tax expense	183	(808)	930	(1,361)
Other comprehensive income	(689)	1,504	(3,499)	2,530

Comprehensive income	$10,420	$9,851	$19,347	$16,018

(1) Amounts are included in gains on sale or call of securities on the consolidated condensed statements of income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended June 30, 2018 and 2017 was $0 and $93, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the six months ended June 30, 2018 and 2017 was $0 and $93, respectively.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares(1)	Stock	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2018	$-	20,312,082	$127	$160,940	$217	$262,900	$(50,898)	$373,286
Net income						22,846		22,846
Other comprehensive loss					(3,499)			(3,499)
Adoption of ASU 2018-02 – See Note 2					47	(47)		-
Stock based compensation expenses				172				172
Shares issued under stock option plan, net of 8,872 repurchased and retired		38,628		(93)		(270)	474	111
Restricted share activity under stock incentive plans net of 17,818 repurchased and retired		43,800		(205)		(201)	466	60
Shares issued from direct stock sales		1,668		33			17	50
Common stock dividends declared						(6,106)		(6,106)
Balance at June 30, 2018	$-	20,396,178	$127	$160,847	$(3,235)	$279,122	$(49,941)	$386,920

Balance at January 1, 2017	$-	17,966,412	$127	$126,390	$215	$240,592	$(74,306)	$293,018
Net income						13,488		13,488
Other comprehensive income					2,530			2,530
Stock based compensation expenses				85				85
Shares issued under stock option plan, net of 15,014 repurchased and retired		8,086		51		(83)	230	198
Capital stock issuance		2,279,004		33,792			22,740	56,532
Restricted share activity under stock incentive plans		42,754		64		(17)	280	327
Shares issued from direct stock sales		1,384		22			14	36
Common stock dividends declared						(4,784)		(4,784)
Balance at June 30, 2017	$-	20,297,640	$127	$160,404	$2,745	$249,196	$(51,042)	$361,430

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net income	$22,846	$13,488
Items not requiring (providing) cash:
Provision for loan losses	(672)	2,172
Depreciation	1,719	1,770
Amortization of mortgage servicing rights, net of impairment recoveries	586	667
Amortization of core deposit and other intangible assets	679	567
Net amortization (accretion)of premiums and discounts on loans and deposits	(192)	(190)
Amortization of premiums and discounts on securities	588	538
Change in deferred taxes	70	621
Proceeds from the sale of loans held for sale	100,481	102,111
Originations of loans held for sale	(103,730)	(98,818)
Gain from sale of loans	(2,731)	(2,467)
Gain from sale or call of securities	-	(267)
Loss on sale or disposal of premises and equipment	-	52
Gain / loss on sale / write-down of real estate and other assets held for sale	529	(53)
Stock option expense	172	85
Restricted stock expense	60	327
Income from bank owned life insurance	(966)	(2,245)
Excess tax benefit on stock compensation plans	(158)	(162)
Changes in:
Accrued interest receivable	(769)	(294)
Other assets	(2,219)	(53)
Other liabilities	(3,382)	(3,144)
Net cash provided by operating activities	12,911	14,705

Investing Activities
Proceeds from maturities of held-to-maturity securities	41	43
Proceeds from maturities, calls and pay-downs of available-for-sale securities	12,519	13,244
Proceeds from sale of premises and equipment, real estate and other assets held for sale	343	214
Proceeds from the sale of available-for-sale securities	-	7,727
Proceeds from sale of non-mortgage loans	14,086	15,167
Purchases of available-for-sale securities	(42,839)	(20,187)
Proceeds from Federal Home Loan stock redemption	3	-
Net cash received in acquisitions	-	19,359
Investment in bank owned life insurance	-	(20,000)
Proceeds from bank owned life insurance death benefit	336	-
Proceeds from sale of bank owned life insurance	17,689	-
Purchase of portfolio mortgage loans	-	(11,476)
Purchases of premises and equipment, net	(1,946)	(1,992)
Net increase in loans receivable	(49,941)	(34,266)
Net cash used by investing activities	(49,709)	(32,167)

Financing Activities
Net increase in deposits and advance payments by borrowers	53,612	36,677
Repayment of Federal Home Loan Bank advances	(28,557)	(517)
Proceeds from Federal Home Loan Bank advances	30,000	-
Increase in notes payable	-	6,500
Decrease in securities sold under repurchase agreements	(19,120)	(7,710)
Proceeds from exercise of stock options	111	198
Proceeds from direct stock sales	50	36
Cash dividends paid on common stock	(6,106)	(4,784)
Net cash provided by financing activities	29,990	30,400
Increase in cash and cash equivalents	(6,808)	12,938
Cash and cash equivalents at beginning of period	113,693	99,003
Cash and cash equivalents at end of period	$106,885	$111,941

Supplemental cash flow information:
Interest paid	$6,901	$5,123
Income taxes paid	$5,250	$6,800
Transfers from loans to real estate and other assets held for sale	$930	$309
Securities purchased but not yet settled	$397	$-
Sale of bank owned life insurance not yet settled	$-	$17,840

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

June 30, 2018 and 2017

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

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential real estate, non-residential real estate, commercial, home improvement and home equity and consumer loans and providing a broad range of depository, trust and wealth management services. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities that are issued by federal agencies, including real estate mortgage investment conduits (“REMICs”) and collateralized mortgage obligations (“CMOs”), and corporate bonds.

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

The consolidated condensed statement of financial condition at December 31, 2017, has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

The accompanying consolidated condensed financial statements as of June 30, 2018, and for the three and six month periods ended June 30, 2018 and 2017 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2017 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the entire year.

On June 22, 2018, the Company announced a stock split in the form of a share distribution of one common share for each outstanding common share. The stock split was distributed on July 12, 2018 to shareholders of record as of July 2, 2018. All share and per share data in this Quarterly Report on Form 10-Q has been adjusted and is reflective of the stock split.

2.	Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, this standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018, utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See below for additional information related to revenue generated from contracts with customers.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans receivable) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018, did not have a material impact on the Company’s consolidated financial statements. Also in conjunction with the adoption, the Company’s fair value measurement of financial instruments was based upon an exit price notion as required in ASU 2016-01. The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of public law No. 115-97, known as the Tax Cuts and Jobs Act (“Tax Act”). Consequently, the reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users. However, because the ASU only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The Company adopted ASU No. 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. The reclassification increased AOCI and decreased retained earnings by $47,000, with zero net effect on total shareholders’ equity.

Accounting Standards Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02 — Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet selected a transition method as it is in the process of determining the effect of the ASU on its consolidated financial statements and disclosures. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated condensed statements of financial condition. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated condensed statements of financial condition, along with our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements. At June 30, 2018, the Company had contractual operating lease commitments of approximately $11.0 million, before considering renewal options that are generally present.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s statement of income as components of non-interest income are as follows:

•	Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposit accounts that are within the scope of ASC 606 were $1.9 million in the second quarter of 2018 and $3.7 million for the six months ended June 30, 2018. Income from services charges on deposit accounts is included in service fees and other charges in non-interest income.

•	Interchange income - this represents fees earned from debit cardholder transactions. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees in the second quarter of 2018 and for the six months ended June 30, 2018, which are reported net of network related charges, were $1.1 million and $2.0 million, respectively. Interchange income is included in service fees and other charges in non-interest income.

•	Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenue from wealth management and trust services were $215,000 and $522,000, respectively, in the second quarter of 2018 and $429,000 and $1.1 million, respectively, for the six months ended June 30, 2018. Income from wealth management services is included in other non-interest income in total non-interest income.

•	Gain/loss on sales of other real estate owned (“OREO”) - the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO was $8,000 in the second quarter of 2018 and $18,000 for the six months ended June 30, 2018. Income from the gain or loss on sales of OREO is included in other non-interest income in total non-interest income.

•	Insurance commissions - this represents new commissions that are recognized when the Company sells insurance policies to customers. The Company is also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (i.e., when customer renews the policy). Contingent commission is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved. Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, the Company may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs. Management views the income sources from insurance commissions in two categories: (i) new/renewal commissions and (ii) contingent commissions. Insurance commissions, new and renewal was $3.5 million in the second quarter of 2018. Insurance commissions were $7.8 million for the six months ended June 30, 2018 of which, $6.8 million were new/renewal commissions and $1.0 million were contingent commissions.

3.	Fair Value

FASB ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 22 of the Company’s 2017 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU 2016-01 as discussed in Note 2 above. Prior to adopting the amendments included in the standard, the Company was permitted to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In that regard, ASC 820 established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 2 include U.S. federal government agencies, mortgage-backed securities, corporate bonds and municipal securities.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.  Appraisal values are discounted from 0% to 30% to account for other factors that may impact the value of collateral. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used, which include but are not limited to:  physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. federal government corporations and agencies	$-	$2,488	$-	$2,488
Mortgage-backed - residential	-	67,578	-	67,578
REMICs	-	2,952	-	2,952
Collateralized mortgage obligations- residential	-	98,929	-	98,929
Corporate bonds	-	13,074	-	13,074
Obligations of state and political subdivisions	-	101,329	-	101,329
Mortgage banking derivative - asset	-	803	-	803
Mortgage banking derivative -liability	-	27	-	27

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. federal government corporations and agencies	$-	$508	$-	$508
Mortgage-backed - residential	-	59,269	-	59,269
REMICs	-	1,065	-	1,065
Collateralized mortgage obligations-residential	-	93,876	-	93,876
Preferred stock	1	-	-	1
Corporate bonds	-	13,103	-	13,103
Obligations of state and political subdivisions	-	92,828		92,828
Mortgage banking derivative - asset	-	609	-	609
Mortgage banking derivative -liability	-	11	-	11

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$-	$-	$121	$121
Commercial	-	-	1,593	1,593
Total impaired loans	-	-	1,714	1,714
Mortgage servicing rights	-	564	-	564
Real estate held for sale
Commercial real estate	-	-	705	705
Total real estate held for sale	-	-	705	705

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$-	-	$1,787	$1,787
Commercial			2,817	2,817
Total impaired loans	-	-	4,604	4,604
Mortgage servicing rights	-	534	-	534
Real estate held for sale
Commercial real estate	-	-	227	227
Total real estate held for sale	-	-	227	227

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Impaired Loans- Applies to all loan classes	$1,714	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-20%	10.2%

Real estate held for sale – Applies to all classes	$705	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20%	20%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $1.7 million, with a valuation allowance of $182,000 and a fair value of $4.6 million, with a no valuation allowance at June 30, 2018 and December 31, 2017, respectively. A provision recovery of $72,000 for the three months ended June 30, 2018, a provision expense of $61,000 for the six months ended June 30, 2018, and a provision expense of $605,000 and $813,000 for the three months and six months ended June 30, 2017, were included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value, had a fair value of $564,000 with a valuation allowance of $349,000 and a fair value of $534,000 with a valuation allowance of $432,000 at June 30, 2018 and December 31, 2017, respectively. A recovery of $47,000 and $83,000 for the three and six months ended June 30, 2018, respectively, and a recovery of $16,000 and $48,000 for the three and six months ended June 30, 2017 respectively, was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $0 and $544,000 for the three and six months ended June 30, 2018, respectively, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was $20,000 for the three and six months ended June 30, 2017.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2018, and December 31, 2017. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

It was not practicable to determine the fair value of Federal Home Loan Bank of Cincinnati (“FHLB”) stock due to restrictions placed on its transferability.

The Company adopted the amendments to ASU 2016-01 relating to the loan portfolio in the first quarter of 2018 and an exit price income approach is now used to determine the fair value. The loans were valued on an individual basis, with consideration given to the loans underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loss exposures, and remaining balances. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. As of December 31, 2017, the fair value was estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities or an entry price income approach. The market rates used were based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions. For all periods presented, the estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 within the valuation hierarchy.

The fair value of accrued interest receivable is equal to the carrying amounts resulting in a Level 2 or Level 3 classification which is consistent with its underlying value.

The fair value of non-interest bearing deposits are considered equal to the amount payable on demand at the reporting date (i.e. carrying value) and are classified as Level 1. The fair value of savings, checking and certain money market accounts are equal to their carrying amounts and are a Level 2 classification. Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

FHLB advances with maturities greater than 90 days are valued based on a discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2018.

		Fair Value Measurements at June 30, 2018 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$106,885	$106,885	$106,885	$-	$-
Investment securities	286,957	286,957	-	286,957	-
Federal Home Loan Bank Stock	15,989	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,373,445	2,346,350	-	15,879	2,330,471
Accrued interest receivable	9,475	9,475	18	1,106	8,351

Financial Liabilities:
Deposits	$2,489,128	$2,481,367	$548,147	$1,933,220	$-
Advances from Federal Home Loan Bank	85,722	84,524	-	84,524	-
Securities sold under repurchase agreements	6,899	6,899	-	6,899	-
Subordinated debentures	36,083	35,670	-	-	35,670

		Fair Value Measurements at December 31, 2017 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$113,693	$113,693	$113,693	$-	$-
Investment securities	261,298	261,299	1	261,298	-
Federal Home Loan Bank Stock	15,992	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,332,465	2,315,791	-	10,830	2,304,961
Accrued interest receivable	8,706	8,706	13	917	7,776

Financial Liabilities:
Deposits	$2,437,656	$2,444,683	$571,360	$1,873,323	$-
Advances from Federal Home Loan Bank	84,279	83,261	-	83,261	-
Securities sold under repurchase agreements	26,019	26,019	-	26,019	-
Subordinated debentures	36,083	35,385	-	-	35,385

4.	Stock Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees. On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the First Defiance Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2018 Equity Plan. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of June 30, 2018, 39,400 options remained outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

Under each LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 49,052, 41,314 and 41,676 RSU’s to the participants in the 2016, 2017 and 2018 LTIPs, respectively, effective January 1 in the year the award was made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive such payment.

A total of 49,514 RSU’s were issued to the participants of the 2015 LTIP in the first quarter of 2018 for the three year performance period ended December 31, 2017.

In the six months ended June 30, 2018, the Company also granted to employees 19,452 restricted shares, of which 7,348 were RSUs and 12,104 were restricted stock grants. Of the 12,104 restricted shares granted, 4,104 were issued to directors and have a one-year vesting period. The remaining 8,000 were issued to employees and have a three-year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

There were no options granted during the three or six months ended June 30, 2018, or June 30, 2017.

Following is stock option activity under the plans during the three months ended June 30, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2018	86,900	$10.81
Forfeited or cancelled	-	-
Exercised	(47,500)	8.15
Granted	-	-
Options outstanding, June 30, 2018	39,400	$14.00	5.46	$770
Vested or expected to vest at June 30, 2018	39,400	$14.00	5.46	$770
Exercisable at June 30, 2018	23,900	$12.22	4.64	$509

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds of options exercised	$55	$65	$111	$198
Related tax benefit recognized	6	10	28	54
Intrinsic value of options exercised	781	101	1,034	301

As of June 30, 2018, there was $77,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

At June 30, 2018, 144,606 RSU’s and 29,872 restricted stock grants were unvested. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. A total expense of $343,000 and $907,000 was recorded during the three and six months ended June 30, 2018 compared to an expense of $266,000 and $1.1 million for the three and six months ended June 30, 2017. There was approximately $384,000 and $774,000 included within other liabilities at June 30, 2018 and December 31, 2017, respectively, related to the STIP.

		Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2018	145,076	$20.26	21,072	$25.28
Granted	49,024	26.97	61,618	18.66
Vested	(49,514)	16.15	(52,818)	16.81
Forfeited	-	-	-	-
Unvested at June 30, 2018	144,586	$23.94	29,872	$26.59

The maximum amount of compensation expense that may be recorded for the 2018 STIP and the 2016, 2017 and 2018 LTIPs at June 30, 2018, is approximately $4.3 million. However, the estimated expense expected to be recorded as of June 30, 2018, based on the performance measures in the plans, is $3.5 million of which $1.8 million is unrecognized at June 30, 2018, and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.15 per common stock dividend in the first and second quarters of 2018 and declared and paid a $0.125 per common stock dividend in the first and second quarters of 2017.

6.	Earnings Per Common Share

Basic earnings per share are calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e., unvested restricted stock), not subject to performance based measures.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$11,109	$8,347	$22,846	$13,488
Less: Income allocated to participating securities	1	1	2	2
Net income allocated to common shareholders	11,108	8,346	22,844	13,486

Weighted average common shares outstanding including participating securities(1)	20,399	20,304	20,370	19,596
Less: Participating securities	11	10	11	10
Average common shares(1)	20,388	20,294	20,359	19,586

Basic earnings per common share	$0.54	$0.41	1.12	0.69

Diluted Earnings Per Share:
Net income allocated to common shareholders	$11,108	$8,346	$22,844	$13,486
Weighted average common shares outstanding for basic earnings per common share(1)	20,388	20,294	20,359	19,586
Add: Dilutive effects of stock options	104	114	107	110
Average shares and dilutive potential common shares(1)	20,492	20,408	20,466	19,696

Diluted earnings per common share	$0.54	$0.41	1.12	0,68

(1) Share and per share data has been adjusted for a 2-for-1 stock split on July 12, 2018.

There were no anti-dilutive shares for both the three and six month periods in 2018 excluded subject to issue upon exercise of options. There were 4,536 shares for both the three and six month periods in 2017 that were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At June 30, 2018
Available-for-Sale Securities:
Obligations of U.S. federal government corporations and agencies	$2,519	$-	$(31)	$2,488
Mortgage-backed securities – residential	69,610	31	(2,063)	67,578
REMICs	2,964	-	(12)	2,952
Collateralized mortgage obligations	101,272	28	(2,371)	98,929
Corporate bonds	12,912	162	-	13,074
Obligations of state and political subdivisions	100,577	1,570	(818)	101,329
Total Available-for-Sale	$289,854	$1,791	$(5,295)	$286,350

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$9	$-	$-	$9
FNMA certificates	35	-	-	35
GNMA certificates	14	-	-	14
Obligations of state and political subdivisions	549	-	-	549
Total Held-to Maturity	$607	$-	$-	$607

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2017
Available-for-sale
Obligations of U.S. federal government corporations and agencies	$518	$-	$(10)	$508
Mortgage-backed securities - residential	59,942	90	(763)	59,269
REMICs	1,072	-	(7)	1,065
Collateralized mortgage obligations	94,588	180	(892)	93,876
Preferred stock	-	1	-	1
Corporate bonds	12,914	189	-	13,103
Obligations of state and political subdivisions	90,692	2,426	(290)	92,828
Total Available-for-Sale	$259,726	$2,886	$(1,962)	$260,650

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity*
FHLMC certificates	$10	$-	$-	$10
FNMA certificates	41	1	-	42
GNMA certificates	17	-	-	17
Obligations of states and political subdivisions	580	-	-	580
Total Held-to-Maturity	$648	$1	$-	$649

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at June 30, 2018, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,408	$1,417	$-	$-
Due after one year through five years	22,378	22,696	31	31
Due after five years through ten years	41,239	42,174	518	518
Due after ten years	50,983	50,604	-	-
MBS/CMO/REMIC	173,846	169,459	58	58
	$289,854	$286,350	$607	$607

Investment securities with a carrying amount of $139.5 million at June 30, 2018, were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

As of June 30, 2018, the Company’s investment portfolio consisted of 436 securities, 181 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at June 30, 2018, and December 31, 2017:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At June 30, 2018
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$1,990	$(10)	$498	$(21)	$2,488	$(31)
Mortgage-backed securities-residential	46,958	(1,093)	17,413	(970)	64,371	(2,063)
REMICs	2,952	(12)	-	-	2,952	(12)
Collateralized mortgage obligations	79,785	(1,522)	16,590	(849)	96,375	(2,371)
Obligations of state and political subdivisions	24,211	(615)	3,296	(203)	27,507	(818)
Total temporarily impaired securities	$155,896	$(3,252)	$37,797	$(2,043)	$193,693	$(5,295)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2017
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$508	$(10)	$508	$(10)
Mortgage-backed securities-residential	27,881	(215)	19,038	(548)	46,919	(763)
REMICs	1,065	(7)	-	-	1,065	(7)
Collateralized mortgage obligations	49,107	(320)	20,804	(572)	69,911	(892)
Obligations of state and political subdivisions	14,249	(163)	3,370	(127)	17,619	(290)
Held to maturity securities:	12	-	9	-	21	-
Total temporarily impaired securities	$92,314	$(705)	$43,729	$(1,257)	$136,043	$(1,962)

There were no realized gains or losses from the sales and calls of investment securities in the second quarter of 2018 while there were net realized gains of $267,000 ($174,000 after tax) in the second quarter of 2017.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320, Investments-Debt and Equity Securities. Certain collateralized debt obligations (“CDOs”) are evaluated for OTTI under FASB ASC Topic 325, Investment – Other.

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

In the second quarter of 2018 and 2017, management determined there was no OTTI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Proceeds	$-	$7,727	$-	$7,727
Gross realized gains	-	271	-	271
Gross realized losses	-	(4)	-	(4)

8.	Loans

Loans receivable consist of the following:

	June 30, 2018	December 31, 2017
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$307,480	$274,862
Secured by multi-family residential	257,418	248,092
Secured by commercial real estate	1,026,280	987,129
Construction	283,911	265,476
	1,875,089	1,775,559
Other Loans:
Commercial	489,296	526,142
Home equity and improvement	129,868	135,457
Consumer finance	29,724	29,109
	648,888	690,708
Total loans	2,523,977	2,466,267
Deduct:
Undisbursed loan funds	(136,563)	(115,972)
Net deferred loan origination fees and costs	(2,070)	(1,582)
Allowance for loan loss	(27,321)	(26,683)
Totals	$2,358,023	$2,322,030

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarters ended June 30, 2018 and 2017 by portfolio segment (In Thousands):

Quarter Ended June 30, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,534	$2,983	$10,773	$667	$7,838	$2,209	$263	$27,267
Charge-Offs	(78)	0	(254)	0	(84)	(41)	(72)	(529)
Recoveries	34	2	26	0	30	57	11	160
Provisions	192	(72)	708	70	(329)	(193)	47	423
Ending Allowance	$2,682	$2,913	$11,253	$737	$7,455	$2,032	$249	$27,321

Quarter Ended June 30, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,621	$2,122	$10,210	$458	$7,809	$2,300	$229	$25,749
Charge-Offs	0	0	(110)	0	(2,027)	(100)	(21)	(2,258)
Recoveries	33	0	83	0	94	26	70	306
Provisions	(13)	71	(47)	82	2,097	(27)	(45)	2,118
Ending Allowance	$2,641	$2,193	$10,136	$540	$7,973	$2,199	$233	$25,915

The following table discloses allowance for loan loss activity for the year-to-date periods ended June 30, 2018 and June 30, 2017 by portfolio segment (In Thousands):

Year-to-date Period Ended June 30, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683
Charge-Offs	(94)	0	(309)	0	(181)	(158)	(103)	(845)
Recoveries	58	2	210	0	1,787	85	13	2,155
Provisions	186	209	998	90	(2,116)	(150)	111	(672)
Ending Allowance	$2,682	$2,913	$11,253	$737	$7,455	$2,032	$249	$27,321

Year-to-date Period Ended June 30, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884
Charge-Offs	(49)	0	(400)	0	(2,027)	(154)	(92)	(2,722)
Recoveries	89	32	117	0	210	59	74	581
Provisions	(26)	(67)	(206)	90	2,429	(92)	44	2,172
Ending Allowance	$2,641	$2,193	$10,136	$540	$7,973	$2,199	$233	$25,915

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$192	$2	$246	$-	$136	$240	$-	$816
Collectively evaluated for impairment	2,490	2,911	11,007	737	7,319	1,792	249	26,505
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Total ending allowance balance	$2,682	$2,913	$11,253	$737	$7,455	$2,032	$249	$27,321

Loans:
Loans individually evaluated for impairment	$7,094	$1,597	$26,452	$-	$12,171	$1,012	$33	$48,359
Loans collectively evaluated for impairment	299,838	255,819	1,001,227	146,794	478,614	129,697	29,773	2,341,762
Loans acquired with deteriorated credit quality	1,028	299	2,001	-	243	-	-	3,571
Total ending loans balance	$307,960	$257,715	$1,029,680	$146,794	$491,028	$130,709	$29,806	$2,393,692

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,598	$40	$38	$4,619	$72	$69
Residential Non Owner Occupied	2,392	30	30	2,450	74	71
Total Residential Real Estate	6,990	70	68	7,069	146	140
Construction	-	-	-	-	-	-
Multi-Family	1,600	22	22	1,825	49	48
CRE Owner Occupied	8,352	78	72	10,789	122	107
CRE Non Owner Occupied	2,642	23	23	3,062	57	57
Agriculture Land	14,478	155	110	12,997	250	152
Other CRE	1,329	25	22	1,407	50	42
Total Commercial Real Estate	26,801	281	227	28,255	479	358
Commercial Working Capital	8,788	81	72	6,998	105	96
Commercial Other	3,046	29	29	4,073	54	52
Total Commercial	11,834	110	101	11,071	159	148
Home Equity and Improvement	1,019	9	9	1,247	20	20
Consumer Finance	35	1	1	37	2	2
Total Impaired Loans	$48,279	$493	$428	$49,504	$855	$716

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,088	$34	$34	$3,454	$62	$62
Residential Non Owner Occupied	2,813	35	35	3,352	71	71
Total Residential Real Estate	6,901	69	69	6,806	133	133
Construction	-	-	-	-	-	-
Multi-Family	2,144	9	9	2,759	19	19
CRE Owner Occupied	12,098	24	24	8,356	46	48
CRE Non Owner Occupied	3,552	31	30	4,026	73	67
Agriculture Land	9,903	140	63	6,305	187	82
Other CRE	1,654	10	8	1,661	23	20
Total Commercial Real Estate	27,207	205	125	20,348	329	217
Commercial Working Capital	5,939	29	29	4,156	48	52
Commercial Other	7,731	30	21	4,726	51	33
Total Commercial	13,670	59	50	8,882	99	85
Home Equity and Improvement	1,223	11	11	1,239	21	21
Consumer Finance	58	1	1	66	2	3
Total Impaired Loans	$51,203	$354	$265	$40,100	$603	$478

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$765	$640	$-	$2,507	$2,364	$-
Residential Non Owner Occupied	1,011	1,015	-	1,711	1,708	-
Total 1-4 Family Residential Real Estate	1,776	1,655	-	4,218	4,072	-
Multi-Family Residential Real Estate	1,547	1,552	-	2,095	2,102	-
CRE Owner Occupied	6,618	6,353	-	12,273	11,804	-
CRE Non Owner Occupied	2,203	2,039	-	3,085	2,925	-
Agriculture Land	12,370	12,493	-	13,029	13,185	-
Other CRE	482	488	-	981	768	-
Total Commercial Real Estate	21,673	21,373	-	29,368	28,682	-
Construction	-	-	-	-	-	-
Commercial Working Capital	7,957	7,986	-	5,462	5,422	-
Commercial Other	2,743	2,754	-	9,916	7,644	-
Total Commercial	10,700	10,740	-	15,378	13,066	-
Home Equity and Home Improvement	-	-	-	630	584	-
Consumer Finance	33	33	-	42	42	-
Total loans with no allowance recorded	$35,729	$35,353	$-	$51,731	$48,548	$-

With an allowance recorded:
Residential Owner Occupied	$4,142	$4,104	$166	$1,841	$1,814	$137
Residential Non Owner Occupied	1,330	1,335	26	1,031	1,024	30
Total 1-4 Family Residential Real Estate	5,472	5,439	192	2,872	2,838	167
Multi-Family Residential Real Estate	45	45	2	175	176	7
CRE Owner Occupied	2,326	1,842	29	2,007	1,546	44
CRE Non Owner Occupied	632	572	24	651	593	28
Agriculture Land	1,877	1,914	160	293	292	14
Other CRE	1,164	751	33	909	708	32
Total Commercial Real Estate	5,999	5,079	246	3,860	3,139	118
Construction	-	-	-	-	-	-
Commercial Working Capital	1,080	1,000	65	447	449	77
Commercial Other	428	431	71	854	858	110
Total Commercial	1,508	1,431	136	1,301	1,307	187
Home Equity and Home Improvement	1,089	1,012	240	596	592	279
Consumer Finance	-	-	-	8	8	-
Total loans with an allowance recorded	$14,113	$13,006	$816	$8,812	$8,060	$758

* Presented gross of charge-offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	June 30, 2018	December 31, 2017
	(In Thousands)
Non-accrual loans	$18,340	$30,715
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	18,340	30,715
Real estate and other assets held for sale	1,795	1,532
Total non-performing assets	$20,135	$32,247
Troubled debt restructuring, still accruing	$15,834	$13,770

The following table presents the aging of the recorded investment in past due and non- accrual loans as of June 30, 2018, by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non- Accrual
Residential Owner Occupied	$188,204	$651	$1,151	$800	$2,602	$2,115
Residential Non Owner Occupied	117,030	-	85	39	124	290

Total 1-4 Family Residential Real Estate	305,234	651	1,236	839	2,726	2,405

Multi-Family Residential Real Estate	257,715	-	-	-	-	121

CRE Owner Occupied	397,067	-	-	343	343	2,348
CRE Non Owner Occupied	452,580	9	-	231	240	1,995
Agriculture Land	126,048	1,238	310	1,987	3,535	5,438
Other Commercial Real Estate	49,832	-	-	35	35	336

Total Commercial Real Estate	1,025,527	1,247	310	2,596	4,153	10,117

Construction	146,794	-	-	-	-	-

Commercial Working Capital	213,350	584	2,097	310	2,991	3,825
Commercial Other	273,887	165	30	605	800	1,324

Total Commercial	487,237	749	2,127	915	3,791	5,149

Home Equity/Home Improvement	129,357	1,134	70	148	1,352	479
Consumer Finance	29,519	191	32	64	287	66

Total Loans	$2,381,383	$3,972	$3,775	$4,562	$12,309	$18,337

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

Troubled Debt Restructurings

As of June 30, 2018, and December 31, 2017, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $22.3 million and $21.7 million, respectively. The Company allocated $654,000 and $751,000 of specific reserves to those loans at June 30, 2018, and December 31, 2017, respectively, and had committed to lend additional amounts totaling up to $370,000 and $242,000 at June 30, 2018, and December 31, 2017, respectively.

The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Each TDR is uniquely designed to meet the specific needs of the borrower. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions and converting revolving credit lines to term loans. Additional collateral or an additional guarantor is often requested when granting a concession. Commercial mortgage loans modified in a TDR often involve temporary interest-only payments, re-amortization of remaining debt in order to lower payments and sometimes reducing the interest rate lower than the current market rate. Residential mortgage loans modified in a TDR are comprised of loans where monthly payments are lowered, either through interest rate reductions or principal only payments for a period of time, to accommodate the borrowers’ financial needs, interest is capitalized into principal, or the term and amortization are extended. Home equity modifications are made infrequently and usually involve providing an interest rate that is lower than the borrower would be able to obtain due to credit issues. All retail loans where the borrower is in bankruptcy are classified as TDRs regardless of whether or not a concession is made.

Of the loans modified in a TDR, as of June 30, 2018, $6.4 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and six month periods ending June 30, 2018, and June 30, 2017:

	Loans Modified as a TDR for the Three Months Ended June 30, 2018 ($ in thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2018 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	9	$481	12	$624
1-4 Family Non Owner Occupied	1	75	2	142
Multi Family	0	-	0	-
CRE Owner Occupied	5	1,554	7	2,181
CRE Non Owner Occupied	1	47	1	47
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	1	150	5	2,816
Commercial Other	0	-	0	-
Home Equity and Improvement	2	20	2	20
Consumer Finance	0	-	0	-
Total	19	$2,327	29	$5,830

The loans described above decreased the allowance for loan and lease losses (“ALLL”) by $16,000 in the three month period ending June 30, 2018 and decreased the ALLL by $21,000 in the six month period ending June 30, 2018.

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

Of the 2018 modifications, three were made a TDR due to terming out lines of credit, 14 were made TDR due to advancing or renewing money to a watch list credit, one loan made a TDR due to a reduction of the interest rate, four were made a TDR due to bankruptcy and seven were made a TDR because the current debt was refinanced due to maturity or for payment relief.

The following tables present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and six month periods ended June 30, 2018, and June 30, 2017:

	Three Months Ended June 30, 2018 ($ in thousands)		Six Months Ended June 30, 2018 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	0	-
Commercial Other	0	-	1	196
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	-	$-	1	$196

The TDRs that subsequently defaulted described above had no effect on the ALLL for the three and six month period ended June 30, 2018.

	Three Months Ended June 30, 2017 ($ in thousands)		Six Months Ended June 30, 2017 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	1	225	1	225
Commercial Other	0	-	0	-
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	1	$225	1	$225

The TDRs that subsequently defaulted described above had no effect on the ALLL for the three and six month periods ended June 30, 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
1-4 Family Owner Occupied	$6,404	$123	$2,384	$-	$181,894	$190,805
1-4 Family Non Owner Occupied	106,130	717	3,179	-	7,129	117,155

Total 1-4 Family Real Estate	112,534	840	5,563	-	189,023	307,960

Multi-Family Residential Real Estate	255,385	-	2,221	-	109	257,715

CRE Owner Occupied	380,638	8,211	8,459	-	102	397,410
CRE Non Owner Occupied	442,837	5,939	4,045	-	-	452,821
Agriculture Land	109,661	3,996	15,926	-	-	129,583
Other CRE	47,290	156	1,363	-	1,057	49,866

Total Commercial Real Estate	980,426	18,302	29,793	-	1,159	1,029,680

Construction	128,230	691	-	-	17,873	146,794

Commercial Working Capital	198,150	9,338	8,853	-	-	216,341
Commercial Other	262,392	8,599	3,696	-	-	274,687

Total Commercial	460,542	17,937	12,549	-	-	491,028

Home Equity and Home Improvement	-	-	514	-	130,195	130,709
Consumer Finance	-	-	133	-	29,673	29,806

Total Loans	$1,937,117	$37,770	$50,773	$-	$368,032	$2,393,692

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$7,534	$99	$2,367	$-	$168,220	$178,220
Residential Non Owner Occupied	85,802	935	3,835	-	6,564	97,136

Total 1-4 Family Real Estate	93,336	1,034	6,202	-	174,784	275,356

Multi-Family Residential Real Estate	242,969	2,503	2,819	-	111	248,402

CRE Owner Occupied	370,613	10,432	13,575	-	156	394,776
CRE Non Owner Occupied	395,264	3,464	5,444	-	-	404,172
Agriculture Land	114,776	2,639	14,816	-	-	132,231
Other CRE	56,133	165	1,788	-	915	59,001

Total Commercial Real Estate	936,786	16,700	35,623	-	1,071	990,180

Construction	125,519	1,254	-	-	22,401	149,174

Commercial Working Capital	222,526	7,605	5,743	-	-	235,874
Commercial Other	280,013	3,443	8,598	-	-	292,054

Total Commercial	502,539	11,048	14,341	-	-	527,928

Home Equity and Home Improvement	-	-	600	-	135,674	136,274
Consumer Finance	-	-	82	-	29,093	29,175

Total Loans	$1,901,149	$32,539	$59,667	$-	$363,134	$2,356,489

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance of those loans is as follows (In Thousands):

	June 30, 2018	December 31, 2017
1-4 Family Residential Real Estate	$1,103	$1,154
Multi-Family Residential Real Estate	305	309
Commercial Real Estate Loans	2,777	2,921
Commercial	298	407
Consumer	1	2
Total Outstanding Balance	$4,484	$4,793
Recorded Investment, net of allowance of $0	$3,571	$3,828

Accretable yield, or income expected to be collected, is as follows:

	2018	2017
Balance at January 1	$804	$-
New Loans Purchased	-	1,018
Accretion of Income	(56)	(76)
Reclassification from Non-accretable	-	-
Charge-off of Accretable Yield	(10)	(8)
Balance at June 30	$738	$934

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three or six months ended June 30, 2018 or 2017. No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the period ended June 30, 2017, using information as of the date of acquisition are included in the table below. There were no such loans purchased during the period ended June 30, 2018. (In Thousands)

1-4 Family Residential Real Estate	$1,720
Commercial Real Estate	4,724
Commercial	785
Consumer	4
Total	$7,233

Cash Flows Expected to be Collected at Acquisition	$5,721
Fair Value of Acquired Loans at Acquisition	$4,703

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $410,000 as of June 30, 2018 and $626,000 as of December 31, 2017.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Gain from sale of mortgage loans	$1,383	$1,293	$2,464	$2,377
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	933	924	1,877	1,858
Amortization of mortgage servicing rights	(350)	(403)	(669)	(715)
Mortgage servicing rights valuation adjustments	47	16	83	48
	630	537	1,291	1,191

Net revenue from sale and servicing of mortgage loans	$2,013	$1,830	$3,755	$3,568

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.39 billion at June 30, 2018 and December 31, 2017.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,245	$10,161	$10,240	$10,117
Loans sold, servicing retained	402	396	726	752
Amortization	(350)	(403)	(669)	(715)
Carrying value before valuation allowance at end of period	10,297	10,154	10,297	10,154

Valuation allowance:
Balance at beginning of period	(396)	(490)	(432)	(522)
Impairment recovery (charges)	47	16	83	48
Balance at end of period	(349)	(474)	(349)	(474)
Net carrying value of MSRs at end of period	$9,948	$9,680	$9,948	$9,680
Fair value of MSRs at end of period	$10,488	$9,813	$10,488	$9,813

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity. A liability of $43,000 was accrued at both June 30, 2018, and December 31, 2017, respectively. There was no expense or credit recognized related to the accrual in the three and six months ended June 30, 2018, while a credit of $28,000 was recognized in the three months ended June 30, 2017 and $31,000 recognized for the six months ended June 30, 2017.

10.	Deposits

A summary of deposit balances is as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)
Non-interest-bearing checking accounts	$548,147	$571,360
Interest-bearing checking and money market accounts	1,021,445	1,005,519
Savings deposits	297,870	302,022
Retail certificates of deposit less than $250,000	547,871	504,912
Retail certificates of deposit greater than $250,000	73,795	53,843
	$2,489,128	$2,437,656

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2018	December 31, 2017
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$59,000	$72,000
Putable advances	-	5,000
Amortizable mortgage advances	6,748	7,306
Overnight advances	20,000
Fair value adjustment on acquired balances	(26)	(27)
Total	$85,722	$84,279
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.84% as of June 30, 2018, and 3.09% as of December 31, 2017.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 3.72% and 2.97% on June 30, 2018 and December 31, 2017, respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2018 and December 31, 2017, is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At June 30, 2018
Repurchase agreements:
Mortgage-backed securities – residential	$3,627	$-	$-	$-	$3,627
Collateralized mortgage obligations	3,272	-	-	-	3,272
Total borrowings	$6,899	$-	$-	$-	$6,899
Gross amount of recognized liabilities for repurchase agreements					$6,899

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2017
Repurchase agreements:
Mortgage-backed securities – residential	$6,599	$-	$-	$-	$6,599
Collateralized mortgage obligations	19,420	-	-	-	19,420
Total borrowings	$26,019	$-	$-	$-	$26,019
Gross amount of recognized liabilities for repurchase agreements					$26,019

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	June 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$55,492	$181,457	$42,458	$161,778
Unused lines of credit	17,509	369,860	6,245	408,831
Standby letters of credit	-	7,460	-	7,605
Total	$73,001	$558,777	$48,703	$578,214

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $17.8 million and $14.9 million of loans to Freddie Mac, Fannie Mae, FHLB or BB&T Mortgage at June 30, 2018, and December 31, 2017, respectively.

13.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2013. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

The Tax reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

14.	Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $17.7 million and $14.8 million of interest rate lock commitments at June 30, 2018, and December 31, 2017, respectively. There were $29.2 million and $23.2 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2018, and December 31, 2017, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instruments:

	June 30, 2018			December 31, 2017
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$803	$27	$776	$609	$11	$598

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$136	$218	$178	$283

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

15.	Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2018:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(872)	$183	$(689)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(872)	$183	$(689)

Six months ended June 30, 2018:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(4,429)	$930	$(3,499)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(4,429)	$930	$(3,499)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2017:
Securities available for sale:
Change in net unrealized gain/loss during the period	$2,579	$(902)	$1,677
Reclassification adjustment for net gains included in net income	(267)	94	(173)
Total other comprehensive loss	$2,312	$(808)	$1,504

Six months ended June 30, 2017:
Securities available for sale:
Change in net unrealized gain/loss during the period	$4,158	$(1,455)	$2,703
Reclassification adjustment for net gains included in net income	(267)	94	(173)
Total other comprehensive loss	$3,891	$(1,361)	$2,530

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income (Loss)
	(In Thousands)
Balance January 1, 2018	$601	$(384)	$217
Other comprehensive (loss) before reclassifications	(3,499)	-	(3,499)

Net other comprehensive income (loss) during period	(3,499)	-	(3,499)

Reclassification adjustment upon adoption of ASU 2018-02	129	(82)	47

Balance June 30, 2018	$(2,769)	$(466)	$(3,235)

Balance January 1, 2017	$504	$(289)	$215
Other comprehensive income before reclassifications	2,703	-	2,703
Amounts reclassified from accumulated other comprehensive income	(173)	-	(173)

Net other comprehensive income during period	2,530	-	2,530

Balance June 30, 2017	$3,034	$(289)	$2,745

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the statement of income as a component of income tax expense (benefit). The Company utilized the proportional amortization method for all of its instruments. As of June 30, 2018, and December 31, 2017, the Company had $8.8 million and $9.2 million in qualified investments recorded in other assets and $5.2 million and $6.2 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of June 30, 2018, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2018	$2,007
2019	1,351
2020	392
2021	368
2022	240
Thereafter	883
Total Unfunded Commitments	$5,241

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
(dollars in thousands)	2018	2017
Proportional Amortization Method
Tax credits and other tax benefits recognized	$254	$211
Amortization expense in federal income taxes	234	165

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Proportional Amortization Method
Tax credits and other tax benefits recognized	$508	$422
Amortization expense in federal income taxes	469	330

There were no impairment losses of LIHTC investments for the three and six months ended June 30, 2018 and 2017.

17.	Business Combinations

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

In accordance with ASC Topic 805, Business Combinations, the Company expensed approximately $3.7 million of direct acquisition costs, of which $2.8 million was to settle employment and benefit agreements and for personnel expenses related to operating the new Commercial Bancshares locations. The Company recorded $28.9 million of goodwill and $4.9 million of intangible assets. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is primarily attributable to synergies expected to be derived from the combination of the two entities. The acquisition was consistent with the Company’s strategy to enhance and expand its presence in northwestern and north central Ohio. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits and are being amortized over 10 years on an accelerated basis. For tax purposes, goodwill totaling $28.9 million is non-deductible. Goodwill is evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as part of the Commercial Bancshares acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

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

Under the terms of the merger agreement, Commercial Bancshares common shareholders had the opportunity to elect to receive 2.3616 shares of common stock of the Company or cash in the amount of $51.00 for each share of Commercial Bancshares common stock, subject to adjustment as provided for in the merger agreement. Total consideration for Commercial Bancshares common shares outstanding was paid 80% in Company stock and 20% in cash. The Company issued 2,279,004 shares of its common stock and paid $12.3 million in cash to the former shareholders of Commercial Bancshares.

On April 13, 2017, First Defiance and Corporate One Benefits Agency, Inc. (“Corporate One”) jointly announced the acquisition of Corporate One’s business by First Defiance. The total purchase price paid in cash was made up of the following: $6.5 million was paid at closing, $500,000 was due and paid the second quarter of 2018, and $2.3 million at the end of a three-year earn-out based on the compound annual growth rate of net revenue over the performance period of Corporate One, for a total purchase price of $9.3 million. The recorded fair value of the $2.3 million earn-out was $1.8 million at December 31, 2017. As of December 31, 2017, total Company recorded goodwill of $7.9 million as well as identifiable intangible assets of $756,000 consisting of customer relationship intangible of $564,000 and a non-compete intangible of $192,000. The fair value included in these financial statements is based on final valuation. Corporate One was a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One consulted employers to better manage their employee benefit programs to effectively lead them into the future. It is anticipated that the transaction will enhance employee benefit offerings and expand First Insurance’s presence into adjacent markets in northwest Ohio.

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

Non-GAAP Financial Measures

This document contains GAAP financial measures and certain non-GAAP financial measures which are presented as management believes they are helpful in understanding the Company’s results of operations or financial position. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and six months ended June 30, 2018 and 2017.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Net interest income (GAAP)	$26,547	$24,632	$52,234	$46,277
Add: FTE adjustment	251	486	489	956
Net interest income on a FTE basis (1)	$26,798	$25,118	$52,723	$47,233

Non-interest income-less securities gains/losses (2)	10,214	10,140	20,917	20,422
Non-interest expense (3)	22,665	20,630	45,916	43,772
Average interest-earning assets net of average
Unrealized gains/losses on securities (4)	2,717,956	2,588,293	2,691,498	2,470,489
Average interest-earning assets	2,714,328	2,591,397	2,689,216	2,473,471
Average unrealized gains/losses on securities	(3,628)	3,104	(2,282)	2,982

Ratios:
Net interest margin (1) / (4)	3.95%	3.89%	3.95%	3.86%
Efficiency ratio (3) / (1) + (2)	61.24%	58.96%	62.35%	64.70%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States (“GAAP”) in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s 2017 Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s 2017 Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2018.

General

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”), First Insurance Group of the Midwest, Inc. (“First Insurance”) and First Defiance Risk Management Inc. (“First Defiance Risk Management”).

On June 22, 2018, the Company announced a stock split in the form of a share distribution of one common share for each of the Company’s authorized and outstanding common shares. The stock split was distributed on July 12, 2018, to shareholders of record as of July 2, 2018. All share and per share data in this Quarterly Report on Form 10-Q has been adjusted and is reflective of the stock split.

First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through thirty-six full-service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Marion, Ottawa, Paulding, Putnam, Seneca, Williams, Wood, and Wyandot counties in northwest and central Ohio, two full-service banking center offices, and one loan production office in Allen County in northeast Indiana, five full-service banking center offices in Lenawee County in southeast Michigan and one commercial loan production office in Ann Arbor, Michigan that was opened late in the fourth quarter of 2017.

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

Regulation - First Defiance is subject to regulation examination and oversight by the Federal Reserve Board (“Federal Reserve”). First Federal is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”). Because the Federal Deposit Insurance Corporation (“FDIC”) insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. In addition, First Federal is subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”), which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations. First Defiance and First Federal must file periodic reports with the Federal Reserve and the OCC and examinations are conducted periodically by the Federal Reserve, the OCC and the FDIC to determine whether First Defiance and First Federal are in compliance with various regulatory requirements and are operating in a safe and sound manner.

First Defiance is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

Regulatory Capital Requirements - The federal banking regulators have adopted risk-based capital guidelines for financial institutions and their holding companies, designed to absorb losses. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

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

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses (“ALLL”), subject to new eligibility criteria, less applicable deductions.

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

The federal banking agencies have established a system of “prompt corrective action” to resolve certain problems of undercapitalized banks. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes "critically undercapitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.

Effective January 1, 2015, in order to be “well-capitalized,” a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of June 30, 2018, First Federal met the ratio requirements in effect to be deemed "well-capitalized."

Deposit Insurance - The FDIC maintains the Depositors Insurance Fund (“DIF”), which insures the deposit accounts of First Federal to the maximum amount provided by law. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States government.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution. The FDIC may also impose a special assessment in an emergency situation.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the ratio of the DIF to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally-insured institutions. It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC.

Business Strategy - First Defiance’s primary objective is to be a high-performing community focused financial institution, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Better Together” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner-occupied commercial real estate and commercial business lending, including a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral where possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to meet their financial needs. First Federal’s “Customer First” philosophy and culture complements this need of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration (“SBA”) lending programs and implemented a program targeting the small business customer. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business expansion opportunities in its market areas. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well, and has been competing in for a long period of time, as well as surrounding market areas.

Investments - First Defiance invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, mortgage-backed securities which are issued by federal agencies, corporate bonds, and collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB ASC Topic 320, Investments –Debt and Equity Securities.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $607,000 at June 30, 2018. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $286.4 million at June 30, 2018. The available-for-sale portfolio included obligations of U.S. federal government corporations and agencies ($2.5 million), certain municipal obligations ($101.3 million), CMOs/REMICs ($101.9 million), corporate bonds ($13.1 million), and mortgage backed securities ($67.6 million).

In accordance with ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

Lending - In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans. The Company requires an appraisal that is less than one year old for all new collateral dependent real estate loans, and all renewed collateral dependent real estate loans where significant new money is extended. The appraisal process is handled by the Company’s Credit Department, which selects the appraiser and orders the appraisal. First Defiance’s loan policy prohibits the account officer from talking or communicating with the appraiser to ensure that the appraiser is not influenced by the account officer in any way in making their determination of value.

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

First Federal does not adjust any appraisals upward without written documentation of this valuation change from the appraiser. When setting reserves and charge-offs on classified loans, appraisal values may be discounted downward based upon First Federal’s experience with liquidating similar properties.

All loans over 90 days past due and/or on non-accrual are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90 day delinquency occurs.

As stated above, once a collateral dependent loan is identified as non-performing, First Federal generally gets an appraisal.

Appraisals are received within approximately 60 days after they are requested. The First Federal Loan Loss Reserve Committee reviews the amount of each new appraisal and makes any necessary charge-off decisions at its meeting prior to the end of each quarter.

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

For loans where First Federal determines that an updated appraisal is not necessary, other means are used to verify the value of the real estate, such as recent sales of similar properties on which First Federal had loans as well as calls to appraisers, brokers, realtors and investors. First Federal monitors and tracks its loan to value quarterly to determine accuracy and any necessary charge-offs. Based on these results, changes may occur in the processes used.

Loan modifications constitute a troubled debt restructuring (“TDR”) if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered TDRs, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a reserve in the ALLL. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged off.

Earnings - The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank of Cincinnati (“FHLB”) advances, and other borrowings. The Company’s non-interest income is mainly derived from service fees and other charges, mortgage banking income, and insurance commissions. First Defiance’s earnings also depend on the provision for loan losses, non-interest expenses (such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses) and federal income tax expense.

Changes in Financial Condition

At June 30, 2018, First Defiance's total assets, deposits and stockholders’ equity amounted to $3.04 billion, $2.49 billion and $386.9 million, respectively, compared to $2.99 billion, $2.44 billion and $373.3 million, respectively, at December 31, 2017.

Net loans receivable (excluding loans held for sale) increased $36.0 million to $2.36 billion. The variance in loans receivable between June 30, 2018, and December 31, 2017 includes an increase of $48.3 million in commercial real estate loans, $32.5 million in residential real estate loans, and $0.6 million increase in consumer loans. That growth was partially offset by a $2.4 million decrease in construction loans, a $36.9 decrease in commercial loans, and a $5.5 million decrease in home equity and improvement loans.

The investment securities portfolio increased $25.7 million to $287.0 million at June 30, 2018 from $261.3 million at December 31, 2017. The increase is mainly a result of $42.8 million of securities being purchased during the period. This was offset by $12.5 million of securities maturing or being called in the period. There was also a $4.4 million decrease in the market value of available-for-sale securities during the period ended June 30, 2018.

Deposits increased from $2.44 billion at December 31, 2017, to $2.49 billion as of June 30, 2018. Interest bearing demand and money market deposits increased $15.9 million to $1.02 billion and retail time deposits increased $62.9 million to $621.7 million. Non-interest bearing demand deposits decreased $23.2 million to $548.1 million and savings deposits decreased $4.2 million to $297.9 million.

Stockholders’ equity increased from $373.3 million at December 31, 2017, to $386.9 million at June 30, 2018. The increase in stockholders’ equity was primarily the result of recording net income of $22.8 million. This was offset by $6.1 million of common stock dividends being paid in the first six months of 2018 and a $3.5 million other comprehensive loss.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. The table reports interest income from tax-exempt loans and investment on a fully tax-equivalent basis. All average balances are based upon daily balances (dollars in thousands).

	Three Months Ended June 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$2,337,294	$27,685	4.75%	$2,238,061	$25,368	4.55%
Securities (3)	280,131	2,265	3.20	259,619	2,188	3.42
Interest bearing deposits	80,914	373	1.85	77,725	201	1.04
FHLB stock	15,989	227	5.69	15,992	187	4.69
Total interest-earning assets	2,714,328	30,550	4.51	2,591,397	27,944	4.33
Non-interest-earning assets	304,480			317,086
Total assets	$3,018,808			$2,908,483

Interest-bearing liabilities:
Deposits	$1,933,409	$3,144	0.65%	$1,785,895	$2,170	0.49%
FHLB advances and other	67,261	282	1.68	104,923	414	1.58
Subordinated debentures	36,198	320	3.55	36,156	229	2.54
Securities sold under repurchase agreements	9,140	6	0.26	28,609	13	0.18
Total interest-bearing liabilities	2,046,008	3,752	0.74	1,955,583	2,826	0.58
Non-interest bearing deposits	554,021	-		560,441	-
Total including non-interest bearing demand deposits	2,600,029	3,752	0.58	2,516,024	2,826	0.45
Other non-interest-bearing liabilities	37,614			34,936
Total liabilities	2,637,643			2,550,960
Stockholders’ equity	381,165			357,523
Total liabilities and stock-Holders’ equity	$3,018,808			$2,908,483
Net interest income; interest rate spread		$26,798	3.77%		$25,118	3.75%
Net interest margin (4)			3.95%			3.89%
Average interest-earning assets to average interest-bearing liabilities			133%			133%

(1)	Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21% for the period in 2018 and 35% for the period in 2017.
(2)	Annualized
(3)	Securities yield=represents annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Six Months Ended June 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$2,326,805	$54,236	4.70%	$2,132,064	$47,390	4.48%
Securities (3)	271,864	4,329	3.21	257,230	4,361	3.46
Interest bearing deposits	74,557	670	1.81	68,904	346	1.01
FHLB stock	15,990	458	5.78	15,273	353	4.66
Total interest-earning assets	2,689,216	59,693	4.48	2,473,471	52,450	4.28
Non-interest-earning assets	309,120			291,972
Total assets	$2,998,336			$2,765,443

Interest-bearing liabilities:
Deposits	$1,911,199	$5,755	0.61%	$1,706,318	$3,966	0.47%
FHLB advances	73,092	601	1.66	104,600	780	1.50
Subordinated debentures	36,195	600	3.34	36,153	443	2.46
Securities sold under repurchase agreements	12,561	14	0.22	27,135	28	0.21
Total interest-bearing liabilities	2,033,047	6,970	0.69	1,874,206	5,217	0.56
Non-interest bearing deposits	549,735	-		521,668	-
Total including non-interest bearing demand deposits	2,582,782	6,970	0.54	2,395,874	5,217	0.44
Other non-interest-bearing liabilities	37,975			33,586
Total liabilities	2,620,757			2,429,460
Stockholders' equity	377,579			335,983
Total liabilities and stock-holders' equity	$2,998,336			$2,765,443
Net interest income; interest rate spread		$52,723	3.79%		$47,233	3.72%
Net interest margin (4)			3.95%			3.86%
Average interest-earning assets to average interest-bearing liabilities			132%			132%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21% for the period in 2018 and 35% for the period in 2017.
(2)	Annualized
(3)	Securities yield =represents annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

Results of Operations

Three Months Ended June 30, 2018 and 2017

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2018, was $11.1 million compared to net income of $8.3 million for the comparable period in 2017. On a per share basis, basic and diluted earnings per common share for the three months ended June 30, 2018, were both $0.54, compared to basic and diluted earnings per common share of $0.41 for the quarter ended June 30, 2017.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e., the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $26.5 million for the quarter ended June 30, 2018, up from $24.6 million for the same period in 2017. The tax-equivalent net interest margin was 3.95% for the quarter ended June 30, 2018, an increase from 3.89% for the same period in 2017. The increase in margin between the 2018 and 2017 second quarters was primarily due to loan yields increasing at a faster pace than deposit yields as a result of the rate hikes over the past year. The yield on interest-earning assets was 4.51% for the quarter ended June 30, 2018, up 18 basis points from 4.33% for the same period in 2017. The cost of interest-bearing liabilities between the two periods increased only 16 basis points to 0.74% in the second quarter of 2018 from 0.58% in the same period in 2017.

Total interest income increased $2.8 million to $30.3 million for the quarter ended June 30, 2018, from $27.5 million for the quarter ended June 30, 2017. This was primarily due to continued loan growth and an increase in interest rates. Income from loans increased to $27.7 million for the quarter ended June 30, 2018, compared to $25.3 million for the same period in 2017 due to average loan growth of $99.2 million. The increase in the loan portfolio yield to 4.75% at June 30, 2018, was due mainly to increasing interest rates. The investment interest income increased $287,000 in the second quarter of 2018 to $2.0 million; however, the yield dropped 22 basis points to 3.20% at June 30, 2018, compared to 3.42% at June 30, 2017. The decline in investment yield is primarily attributable to the reinvestment of matured securities at lower yields. Income from interest-bearing deposits and FHLB stock increased to $373,000 and $227,000, respectively, in the second quarter of 2018 compared to $201,000 and $187,000 for the same period in 2017 due to increased interest rates.

Interest expense increased by $926,000 in the second quarter of 2018 compared to the same period in 2017, to $3.8 million from $2.8 million. The cost of interest-bearing liabilities increased 16 basis points from 0.58% at June 30, 2017 to 0.74% at June 30, 2018. Interest expense related to interest-bearing deposits was $3.1 million in the second quarter of 2018 compared to $2.2 million for the same period in 2017. Interest expense recognized by the Company related to FHLB advances was $282,000 in the second quarter of 2018 compared to $414,000 for the same period in 2017 as decreased volumes offset the increase in interest rates. Expenses on subordinated debentures and notes payable were $320,000 and $6,000, respectively, in the second quarter of 2018 compared to $229,000 and $13,000 respectively for the same period in 2017.

Allowance for Loan and Lease Losses (“ALLL”)

The ALLL represents management’s assessment of the estimated probable incurred credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the ALLL regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The ALLL is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. The Company’s goal is to have approximately 55% to 60% of the portfolio reviewed annually. This includes all relationships over $5.0 million with new exposure greater than $2.0 million and a sample of other relationships greater than $5.0 million; loan relationships between $1.0 million and $5.0 million with new exposure greater than $750,000 and a sample of other relationships between $1.0 million and $5.0 million; and a sample of relationships less than $1.0 million. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the ALLL associated with these types of loans.

The ALLL is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any SBA or Farm Service Agency (“FSA”) guarantees. The specific reserve portion of the ALLL was $819,000 at June 30, 2018, and $758,000 at December 31, 2017.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the potential losses incurred in the portfolio based on quantitative and qualitative factors. For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type to allocate historic loss experience. The loss experience factor is then applied to the non-impaired loan portfolio. The Company utilizes a loss migration measurement for each loan portfolio segment with differentiation between loan risk grades in calculating the general reserve component for non-impaired loans. The Company’s historical loss calculation uses an average of all four-year loss migration periods to the present beginning with data from the second quarter 2011. Management believes this provides a precise calculation of historical losses by incorporating more data points for the average loss ratio and including periods that provide a more complete coverage of the full business cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio.

The quantitative general allowance increased $300,000 to $6.3 million at June 30, 2018, from $6.0 million at December 31, 2017.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on the non-impaired loan portfolio for various factors. The overall qualitative factors are based on nine sub-factors. The nine sub-factors have been aggregated into three qualitative factors: economic, environment and risk.

ECONOMIC

1)	Changes in international, national and local economic business conditions and developments, including the condition of various market segments.
2)	Changes in the value of underlying collateral for collateral dependent loans.

ENVIRONMENT

3)	Changes in the nature and volume in the loan portfolio.
4)	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
5)	Changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
6)	Changes in the quality and breadth of the loan review process.
7)	Changes in the experience, ability and depth of lending management and staff.

RISK

8)	Changes in the trends of the volume and severity of delinquent and classified loans, and changes in the volume of non-accrual loans, TDRs, and other loan modifications.
9)	Changes in the political and regulatory environment.

The qualitative analysis at June 30, 2018, indicated a general reserve of $20.2 million compared with $20.0 million at December 31, 2017, an increase of $200,000. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all loan segments decreased in the first six months of 2018 due to strengthening trends in the U.S. economy particularly unemployment rates which decreased in all markets.

The environmental factors for all loan segments, but particularly the commercial real estate and commercial loan segments increased in the first six months of 2018 due to an increase in credit concentrations and an increase in the mix of lending in First Federal’s defined metro markets.

The risk factors for all loan segments, but particularly the commercial loan segment, were decreased in the first six months of 2018 due to favorable trends in the levels of non-performing loans and classified assets.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.50% for construction loans to 1.50% for home equity and improvement loans at June 30, 2018.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs in the quarter, the Company’s provision for loan losses for the second quarter of 2018 was $423,000 compared to $2.1 million for the same period in 2017. The ALLL was $27.3 million at June 30, 2018 and $26.7 million at December 31, 2017. The allowance for loans losses represented 1.15% of loans, net of undisbursed loan funds and deferred fees and costs, at June 30, 2018 and 1.14% at December 31, 2017. In management’s opinion, the overall ALLL of $27.3 million as of June 30, 2018, is adequate to cover probable incurred losses.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three and six month periods ended June 30, 2018, there were $0 and $544,000, respectively of write-downs of real estate held for sale. Management believes that the values recorded at June 30, 2018, for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $50.5 million at June 30, 2018, compared to $59.4 million at December 31, 2017, a decrease of $8.9 million due to payoffs and an upgrade of a classified relationship during the quarter.

First Defiance’s ratio of ALLL to non-performing loans was 149.0% at June 30, 2018, compared with 86.9% at December 31, 2017. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at June 30, 2018, are appropriate. Of the $18.3 million in non-accrual loans at June 30, 2018, $13.8 million or 75.1% are less than 90 days past due.

At June 30, 2018, First Defiance had total non-performing assets of $20.1 million, compared to $32.2 million at December 31, 2017. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at June 30, 2018, and December 31, 2017, by category were as follows:

Table 1 – Nonperforming Asset

	June 30,	December 31,
	2018	2017
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$2,411	$3,037
Non-residential and multi-family residential real estate	10,240	18,219
Commercial	5,145	8,841
Construction	-	-
Home equity and improvement	479	590
Consumer finance	65	28
Total non-performing loans	18,340	30,715

Real estate owned	1,795	1,532
Total repossessed assets	$1,795	1,532

Total Nonperforming assets	$20,135	$32,247

TDR loans, accruing	$15,834	$13,770

Total nonperforming assets as a percentage of total assets	0.66%	1.08%
Total nonperforming loans as a percentage of total loans*	0.77%	1.31%
Total nonperforming assets as a percentage of total loans plus REO*	0.84%	1.37%
ALLL as a percent of total nonperforming assets	135.69%	82.75%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 1.05% of the total loans in that category at June 30, 2018, compared to 1.68% for the same category at December 31, 2017. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.80% of the total loans in this category at June 30, 2018, compared to 1.47% at December 31, 2017. Non-performing loans in the residential loan category represented 0.78% of the total loans in that category at June 30, 2018, compared to 1.10% for the same category at December 31, 2017.

First Federal’s Asset Review Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Asset Review Committee makes recommendations regarding proposed charge-offs which are approved by the Loan Loss Reserve Committee.

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-Accruals by Loan Type

	For the Six Months Ended June 30, 2018		As of June 30, 2018
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$36	(2.75)%	$2,411	13.15%
Construction	-	0.00%	-	0.00%
Commercial real estate	97	(7.41)%	10,240	55.84%
Commercial	(1,606)	122.60%	5,145	28.05%
Consumer	90	(6.87)%	65	0.35%
Home equity and improvement	73	(5.57)%	479	2.61%
Total	$(1,310)	100.00%	$18,340	100.00%

	For the Six Months Ended June 30, 2017		As of June 30, 2017
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(40)	(1.87)%	$3,139	10.34%
Construction	-	0.00%	243	0.80%
Commercial real estate	251	11.72%	18,907	62.28%
Commercial	1,818	84.87%	7,463	24.58%
Consumer	18	0.84%	51	0.17%
Home equity and improvement	95	4.44%	556	1.83%
Total	$2,142	100.00%	$30,359	100.00%

Table 3 – ALLL Activity

	For the Quarter Ended
	2nd 2018	1st 2018	4th 2017	3rd 2017	2nd 2017
	(In Thousands)

Allowance at beginning of period	$27,267	$26,683	$26,341	$25,915	$25,749
Provision (credit) for loan losses	423	(1,095)	314	462	2,118
Charge-offs:
Residential	78	16	170	60	-
Commercial real estate	254	55	29	-	110
Commercial	84	97	210	64	2,027
Consumer finance	72	31	27	20	21
Home equity and improvement	41	117	55	92	100
Total charge-offs	529	316	491	236	2,258
Recoveries	160	1,995	519	200	306
Net charge-offs	369	(1,679)	(28)	36	1,952
Ending allowance	$27,321	$27,267	$26,683	$26,341	$25,915

The following table sets forth information concerning the allocation of First Federal’s ALLL by loan categories at the dates indicated.

Table 4 – ALLL Allocation by Loan Category

	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,682	12.18%	$2,534	11.15%	$2,532	11.14%	$2,538	11.33%	$2,641	11.68%
Construction	737	11.25%	667	10.19%	647	10.76%	578	10.23%	540	9.91%
Commercial real estate	14,166	50.85%	13,756	51.88%	13,056	50.10%	12,774	50.38%	12,329	49.93%
Commercial	7,455	19.39%	7,838	20.25%	7,965	21.33%	8,025	21.32%	7,973	21.75%
Consumer	249	1.18%	263	1.13%	228	1.18%	241	1.21%	233	1.22%
Home equity and improvement	2,032	5.15%	2,209	5.40%	2,255	5.49%	2,185	5.53%	2,199	5.51%
	$27,321	100.00%	$27,267	100.00%	$26,683	100.00%	$26,341	100.00%	$25,915	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	2nd Qtr 2018	1st Qtr 2018	4th Qtr 2017	3rd Qtr 2017	2nd Qtr2017
Allowance for loan losses / loans*	1.15%	1.16%	1.14%	1.16%	1.15%
Allowance for loan losses / non-performing assets	135.69%	92.86%	82.75%	88.74%	83.51%
Allowance for loan losses / non-performing loans	148.97%	97.64%	86.87%	90.36%	85.36%
Non-performing assets / loans plus OREO*	0.84%	1.24%	1.37%	1.30%	1.38%
Non-performing assets / total assets	0.66%	0.97%	1.08%	1.01%	1.07%
Net charge-offs / average loans (annualized)	0.06%	(0.29)%	0.00%	0.01%	0.35%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $74,000 in the second quarter of 2018 to $10.2 million from $10.1 million for the same period in 2017. The second quarter of 2018 had no gains or losses from the sale of securities, while the second quarter 2017 included gains of $267,000 from the sale of securities.

Service Fees. Service fees and other charges increased by $135,000 or 4.3% in the second quarter of 2018 compared to the same period in 2017. This is due mainly to the increased loan and deposit base in the second quarter of 2018 compared to the same period in 2017.

Overdrawn balances, net of an allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be non-interest income rather than interest income. Fee income recorded for the quarters ending June 30, 2018 and 2017 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $615,000 and $641,000, respectively. Accounts charged off are included in non-interest expense. The allowance for uncollectible overdrafts was $16,000 at June 30, 2018, $24,000 at December 31, 2017, and $14,000 at June 30, 2017.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans was $2.0 million in the second quarter of 2018, up from $1.8 million in the second quarter of 2017. Gains from the sale of mortgage loans were $1.4 million in the second quarter of 2018, up from $1.3 million in the second quarter of 2017. Mortgage loan servicing revenue was $933,000 in the second quarter of 2018, up slightly from $924,000 in the second quarter of 2017. First Defiance had a positive change in the valuation adjustment in mortgage servicing assets of $47,000 in the second quarter of 2018 compared with a positive adjustment of $16,000 in the second quarter of 2017.

Insurance Commission Income. Income from the sale of insurance products were $3.5 million in the second quarter of 2018, up from $3.3 million in the second quarter of 2017, a 6.0% increase in the quarter comparison.

Bank-Owned Life Insurance. Income from bank-owned life insurance was $566,000 for the second quarter of 2018, up from $422,000 in the second quarter of 2017. This increase was primarily a result of a death benefit received in the second quarter of 2018 amounting to $168,000.

Non-Interest Expense.

Non-interest expense increased $2.0 million to $22.7 million for the second quarter of 2018 compared to $20.6 million for the same period in 2017. The increase is mainly attributable to the increase in compensation and benefits of $1.4 million further explained in the section below.

Compensation and Benefits. Compensation and benefits increased to $12.9 million in the second quarter of 2018, compared to $11.5 million in the second quarter of 2017. The increase in compensation and benefits versus the prior year reflects merit increases, additional increases to minimum pay levels, and increases to staff to achieve the overall growth strategies.

Occupancy. Occupancy expense increased slightly by $72,000 to $2.0 million for the quarter ended June 30, 2018, compared to the same period in 2017. This can be attributed to continued growth strategies and newly signed leases in metro markets.

Other Non-Interest Expenses. Other non-interest expense of $4.6 million in the second quarter of 2018 increased from $4.0 million in the second quarter of 2017. Other expenses in the second quarter 2018 include change in value of the deferred compensation plan liability of $445,000 compared to $275,000 in the same period in 2017, additional provision for off balance sheet commitments, and additional advertising in certain markets.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the second quarter of 2018 was 61.24% compared to 58.96% for the second quarter of 2017.

Six Months Ended June 30, 2018 and 2017

On a consolidated basis, First Defiance’s net income for the six months ended June 30, 2018 was $22.8 million compared to income of $13.5 million for the same period in 2017. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2018 were both $1.12, compared to basic and diluted earnings per common share of $0.69 and $0.68, respectively, for the same period in 2017.

The first six months of 2018 includes the results from the operations of the Commercial Savings Bank (“CSB”) acquisition completed on February 24, 2017 and Corporate One Benefits Agency, Inc. (“Corporate One”) acquired on April 1, 2017. In addition, the first six months of 2017 includes merger and conversion expenses related to the acquisitions of $3.9 million, which had an after tax impact of $2.8 million, or $0.14 per diluted share.

Net Interest Income

Net interest income was $52.2 million for the first six months of 2018 compared with $46.3 million in the first six months of 2017. Average interest-earning assets increased to $2.69 billion in the first six months of 2018 compared to $2.47 billion in the first six months of 2017.

For the six month period ended June 30, 2018, total interest income was $59.2 million compared to $51.5 million for the same period in 2017. Interest expense increased by $1.8 million to $7.0 million for the six months ended June 30, 2018 compared to $5.2 million for the same period in 2017.

Net interest margin for the first six months of 2018 was 3.95%, up 9 basis points from the 3.86% margin reported in the six month period ended June 30, 2017.

Provision for Loan Losses

The provision for loan losses was a credit of $672,000 for the six months ended June 30, 2018, compared to $2.2 million expense during the six months ended June 30, 2017. Charge-offs for the first half of 2017 were $2.7 million and recoveries of previously charged off loans totaled $580,000 for net charge-offs of $2.1 million. By comparison, only $845,000 of charge-offs were recorded in the same period of 2018 and $2.2 million of recoveries were realized for net recoveries of $1.3 million.

Non-Interest Income

Total non-interest income increased $228,000 to $20.9 million for the six months ended June 30, 2018 from $20.7 million recognized for the same period in 2017.

Service Fees. Service fees and other charges were $6.4 million for the first six months of 2017, up from $5.9 million for the same period in 2016. This is due mainly to the increased loan and deposit base from the second quarter of 2018 compared to the same period in 2017.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $187,000 to $3.8 million for the six months ended June 30, 2018 from $3.6 million for the same period in 2017. Gains realized from the sale of mortgage loans increased $87,000 to $2.46 million for the first six months of 2018 from $2.38 million for the same period in 2017. Mortgage loan servicing revenue increased slightly to $1.88 million in the first half of 2018 from $1.86 million for the same period in 2017. The Company recorded a positive valuation adjustment of $83,000 in the first six months of 2018 compared to a positive adjustment of $48,000 in the first six months of 2017.

Sale of Non Mortgage Loans. Gain on the sale of non-mortgages, which includes SBA and FSA loans, totaled $267,000 in the first half of 2018, a $177,000 increase compared to $90,000 in the first half of 2017, due to an increase in the volume of sellable SBA and FSA loans.

Insurance Commission Income. Income from the sale of insurance and investment products was $7.8 million in the first six months of 2018, an increase of $1.0 million from $6.8 million in the first six months of 2017. The increase is primarily due to added commissions from the Corporate One merger completed on April 1, 2017.

Bank-Owned Life Insurance. Income from bank-owned life insurance was $1.0 million in the first six months of 2018, a decrease of $1.2 million from $2.2 million in the same period of 2017. In February 2017, the Company surrendered an underperforming BOLI policy and recorded a tax penalty of $1.7 million (recorded in income tax expense) and purchased a new BOLI policy receiving a $1.5 million enhancement value gain.

Non-Interest Expense

Non-interest expense was $45.9 million for the first six months of 2018, up from $43.8 million for the same period in 2017.

Compensation and Benefits. Compensation and benefits increased to $26.1 million for the six months ended June 30, 2018, compared to $25.8 million for the same period in 2017. The increase is mainly related to merit increases, additional increases to minimum pay levels, higher incentive compensation, increases to staff related to growth strategies, and increased personnel expenses related to operating the new CSB and Corporate One locations.

Other Non-Interest Expenses. Other non-interest expenses increased $1.2 million to $9.2 million for the first six months of 2018 from $8.0 million for the same period in 2017. The increase in other non-interest expense is primarily due to an OREO write-down of $544,000 and other miscellaneous expense increases over the previous year comparative period.

The efficiency ratio for the first six months of 2018 was 62.35% compared to 64.70% for the same period in 2017.

Income Taxes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, establishing a new, flat corporate federal statutory income tax rate of 21% effective January 1, 2018.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 18.14% for the six months ended June 30, 2018 compared to 35.84% for the same period in 2017. The tax rate for 2018 is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $12.9 million of cash provided by operating activities during the first six months of 2018. The Company's cash provided by operating activities resulted from the origination of loans held for sale and net income mostly offset by the proceeds on the sale of loans.

At June 30, 2018, First Federal had $236.9 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $394.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $17.8 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB and other financial institutions are available.

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

Capital Resources

Capital is managed at First Federal and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity and operational risks inherent in the business, as well as flexibility needed for future growth and new business opportunities.

In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2016, and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both quantity and quality of capital held by the Company and the Bank. The rules include a new minimum CET1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 0.625% of risk-weighted assets during 2016, 1.25% during the year 2017, 1.875% during the year 2018, and increasing each year until fully phased-in during 2019 at 2.50%, effectively resulting in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

The Company met each of the well capitalized ratio guidelines at June 30, 2018. The following table indicates the capital ratios for First Defiance (consolidated) and First Federal at June 30, 2018, and December 31, 2017. (In Thousands):

June 30, 2018
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$291,644	10.99%	$119,440	4.5%	N/A	N/A
First Federal	$312,145	11.77%	$119,330	4.5%	$172,365	6.5%

Tier 1 Capital (1)
Consolidated	$326,644	11.17%	$116,952	4.0%	N/A	N/A
First Federal	$312,145	10.70%	$116,645	4.0%	$145,806	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$326,644	12.31%	$159,254	6.0%	N/A	N/A
First Federal	$312,145	11.77%	$159,106	6.0%	$212,141	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$353,964	13.34%	$212,338	8.0%	N/A	N/A
First Federal	$339,465	12.80%	$212,141	8.0%	$265,177	10.0%

(1)	Excludes capital conservation buffer of 1.875% as of June 30, 2018.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.92 billion for consolidated and First Federal, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.65 billion for consolidated and First Federal, respectively.

December 31, 2017
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$274,832	10.43%	$118,596	4.5%	N/A	N/A
First Federal	$298,571	11.33%	$118,534	4.5%	$171,216	6.5%

Tier 1 Capital (1)
Consolidated	$309,832	10.80%	$114,773	4.0%	N/A	N/A
First Federal	$298,571	10.43%	$114,539	4.0%	$143,173	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$309,832	11.76%	$158,128	6.0%	N/A	N/A
First Federal	$298,571	11.33%	$158,046	6.0%	$210,728	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$336,515	12.77%	$210,838	8.0%	N/A	N/A
First Federal	$325,254	12.35%	$210,728	8.0%	$263,410	10.0%

(1)	Excludes capital conservation buffer of 1.25% as of December 31, 2017.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.87 billion for consolidated and $2.86 billion for First Federal. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.64 billion for consolidated and $2.63 billion for First Federal.

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

The table below presents, for the twelve months subsequent to June 30, 2018 and December 31, 2017, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of June 30, 2018, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2018, remained relatively stable for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2017.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2018		December 31, 2017
Gradual Change in Interest Rates
+200	$1,833	1.65%	$2,354	2.18%
+100	896	0.81%	1,200	1.11%
-100	(2,216)	-2.00%	(3,033)	-2.81%

Immediate Change in Interest Rates
+200	$3,810	3.44%	$4,821	4.47%
+100	2,010	1.81%	2,463	2.28%
-100	(5,701)	-5.14%	(6,223)	-5.77%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Company’s Board mandated guidelines as of June 30, 2018, except for the down 100 and 200 basis points over the first twelve months in a dynamic shock balance sheet as well as in the down 200 basis points in a static shock balance sheet. Management is reviewing the Board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with Board guidelines.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 200 basis points as of June 30, 2018, was considered to be unlikely given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the six months ended June 30, 2018, and the year-ended December 31, 2017.

June 30, 2018
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	706,879	66,660	10.41%
+ 300 bp	695,827	55,609	8.69%
+ 200 bp	680,900	40,682	6.35%
+ 100 bp	663,111	22,893	3.58%
0 bp	640,218	-	-
- 100 bp	601,755	(38,463)	(6.01)%
- 200 bp	544,066	(96,152)	(15.02)%

December 31, 2017
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	700,563	80,544	12.99%
+ 300 bp	685,883	65,864	10.62%
+ 200 bp	668,127	48,108	7.76%
+ 100 bp	647,439	27,420	4.42%
0 bp	620,019	-	-
- 100 bp	585,967	(34,052)	(5.49)%

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended June 30, 2018.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended June 30, 2018 (share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, March 31, 2018				755,000
April 1 – April 30, 2018	-	$-	-	755,000
May 1 – May 31, 2018	-	-	-	755,000
June 1 – June 30, 2018	-	-	-	755,000
Total	-	$-	-	755,000

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% of the outstanding common shares or 900,000 shares. There is no expiration date for the repurchase program.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit 3.1	Articles of Incorporation of First Defiance (1)
Exhibit 3.2	Amendment to Articles of Incorporation of First Defiance (2)
Exhibit 3.3	Code of Regulations of First Defiance (3)
Exhibit 10.1	Form of Restricted Stock Award Agreement
Exhibit 10.2	Restricted Stock Unit Award Agreement
Exhibit 10.3	First Defiance Deferred Compensation Plan, revised October 30, 2014
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at June 30, 2018 and December 31, 2017, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Six Months ended June 30, 2018 and 2017 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months ended June 30, 2018 and 2017, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Six Months ended June 30, 2018 and 2017, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated by reference to the like numbered exhibit in the Registrant’s Form S-3 (File No. 333-163014), filed on November 10, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-26850), filed on June 22, 2018.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 POS (File No. 333-197203), filed on July 17, 2018.

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date:	August 7, 2018	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date:	August 7, 2018	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

