Form 10-Q
period 2018-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2018-11-09
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 20,401,888 shares outstanding at October 31, 2018.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2018	December 31, 2017

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$55,526	$58,693
Federal funds sold	44,000	55,000
	99,526	113,693
Securities:
Available-for-sale, carried at fair value	282,962	260,650
Held-to-maturity, carried at amortized cost
(fair value $603 and $649 at September 30, 2018 and December 31, 2017, respectively)	603	648
	283,565	261,298
Loans held for sale	12,485	10,435
Loans receivable, net of allowance of $27,639 at September 30, 2018 and $26,683 at December 31, 2017, respectively	2,428,718	2,322,030
Mortgage servicing rights	10,054	9,808
Accrued interest receivable	11,258	8,706
Federal Home Loan Bank stock	14,217	15,992
Bank owned life insurance	67,259	66,230
Premises and equipment	40,413	40,217
Real estate and other assets held for sale	1,676	1,532
Goodwill	98,569	98,569
Core deposit and other intangibles	4,705	5,703
Deferred taxes	1,385	231
Other assets	24,255	38,959
Total assets	$3,098,085	$2,993,403

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2018	December 31, 2017

Liabilities and stockholders’ equity
Liabilities:
Deposits	$2,524,431	$2,437,656
Advances from the Federal Home Loan Bank	100,220	84,279
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	4,162	26,019
Advance payments by borrowers	4,523	2,925
Other liabilities	35,209	33,155
Total liabilities	2,704,628	2,620,117

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	-	-
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share:
50,000,000 shares authorized; 25,398,992 and 25,425,682 shares issued and 20,401,461 and 20,312,082 shares outstanding at September 30, 2018 and December 31, 2017, respectively(1)	127	127
Additional paid-in capital	161,179	160,940
Accumulated other comprehensive income (loss), net of tax of $(1,308) and $117, respectively	(4,921)	217
Retained earnings	286,960	262,900
Treasury stock, at cost, 4,997,531 shares at September 30, 2018 and 5,113,600 shares at December 31, 2017(1)	(49,888)	(50,898)
Total stockholders’ equity	393,457	373,286
Total liabilities and stockholders’ equity	$3,098,085	$2,993,403

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Income
Loans	$29,371	$25,975	$83,557	$73,263
Investment securities:
Taxable	1,207	896	3,445	2,817
Non-taxable	870	792	2,522	2,378
Interest-bearing deposits	275	209	945	555
FHLB stock dividends	240	209	698	562
Total interest income	31,963	28,081	91,167	79,575
Interest Expense
Deposits	3,753	2,391	9,508	6,357
FHLB advances and other	342	431	943	1,211
Subordinated debentures	334	239	934	682
Notes payable	5	13	19	41
Total interest expense	4,434	3,074	11,404	8,291
Net interest income	27,529	25,007	79,763	71,284
Provision for loan losses	1,376	462	704	2,635
Net interest income after provision for loan losses	26,153	24,545	79,059	68,649
Non-interest Income
Service fees and other charges	3,335	3,153	9,762	9,073
Insurance commissions	3,254	3,082	11,024	9,834
Mortgage banking income	1,877	1,698	5,632	5,266
Gain on sale of non-mortgage loans	33	82	300	172
Gain on sale or call of securities	76	158	76	425
Trust income	514	486	1,588	1,400
Income from Bank Owned Life Insurance	399	421	1,365	2,666
Other non-interest income	434	415	1,092	1,348
Total non-interest income	9,922	9,495	30,839	30,184
Non-interest Expense
Compensation and benefits	12,882	11,780	39,016	37,588
Occupancy	2,154	1,960	6,251	5,751
FDIC insurance premium	255	330	817	973
Financial institutions tax	531	404	1,593	1,418
Data processing	2,161	1,874	6,349	5,832
Amortization of intangibles	319	364	998	931
Other non-interest expense	3,984	3,728	13,178	11,718
Total non-interest expense	22,286	20,440	68,202	64,211
Income before income taxes	13,789	13,600	41,696	34,622
Federal income taxes	2,483	4,219	7,544	11,753
Net Income	$11,306	$9,381	$34,152	$22,869

Earnings per common share (1)
Basic	$0.55	$0.46	$1.68	$1.15
Diluted	$0.55	$0.46	$1.67	$1.15
Dividends declared per share (1)	$0.17	$0.125	$0.47	$0.375
Average common shares outstanding (1)
Basic	20,400	20,298	20,373	19,826
Diluted	20,467	20,418	20,465	19,940

(1) Share and per share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$11,306	$9,381	$34,152	$22,869

Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(2,058)	(777)	(6,487)	3,383
Reclassification adjustment for security gains included in net income(1)	(76)	(158)	(76)	(425)
Income tax benefit (expense)	448	327	1,378	(1,035)
Other comprehensive income (loss)	(1,686)	(608)	(5,185)	1,923

Comprehensive income	$9,620	$8,773	$28,967	$24,792

(1) Amounts are included in gains on sale or call of securities on the consolidated condensed statements of income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended September 30, 2018 and 2017 was $16 and $55, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the nine months ended September 30, 2018 and 2017 was $16 and $148, respectively.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares(1)	Stock	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2018	$-	20,312,082	$127	$160,940	$217	$262,900	$(50,898)	$373,286
Net income						34,152		34,152
Other comprehensive loss					(5,185)			(5,185)
Adoption of ASU 2018-02 – See Note 2					47	(47)		-
Stock based compensation expenses				295				295
Shares issued under stock option plan, net of 8,872 repurchased and retired		38,628		(93)		(270)	474	111
Restricted share activity under stock incentive plans net of 17,818 repurchased and retired		48,300		(14)		(201)	512	297
Shares issued from direct stock sales		2,451		51			24	75
Common stock dividends declared						(9,574)		(9,574)
Balance at September 30, 2018	$-	20,401,461	$127	$161,179	$(4,921)	$286,960	$(49,888)	$393,457

Balance at January 1, 2017	$-	17,966,412	$127	$126,390	$215	$240,592	$(74,306)	$293,018
Net income						22,869		22,869
Other comprehensive income					1,923			1,923
Stock based compensation expenses				133				133
Shares issued under stock option plan, net of 15,014 repurchased and retired		8,086		51		(83)	230	198
Capital stock issuance		2,279,004		33,792			22,740	56,532
Restricted share activity under stock incentive plans		42,754		254		(17)	280	517
Shares issued from direct stock sales		2,112		33			21	54
Common stock dividends declared						(7,320)		(7,320)
Balance at September 30, 2017	$-	20,298,368	$127	$160,653	$2,138	$256,041	$(51,035)	$367,924

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net income	$34,152	$22,869
Items not requiring (providing) cash:
Provision for loan losses	704	2,635
Depreciation	2,688	2,674
Amortization of mortgage servicing rights, net of impairment recoveries	918	1,080
Amortization of core deposit and other intangible assets	998	931
Net accretion of premiums and discounts on loans and deposits	(238)	(602)
Amortization of premiums and discounts on securities	905	935
Change in deferred taxes	224	220
Proceeds from the sale of loans held for sale	161,185	157,127
Originations of loans held for sale	(160,655)	(157,321)
Gain from sale of loans	(4,044)	(3,749)
Gain from sale or call of securities	(76)	(425)
Loss on sale or disposal of premises and equipment	13	48
Gain/loss on sale / write-down of real estate and other assets held for sale	529	(57)
Stock option expense	295	133
Restricted stock expense	297	517
Income from bank owned life insurance	(1,365)	(2,666)
Excess tax benefit on stock compensation plans	(162)	(168)
Changes in:
Accrued interest receivable	(2,552)	(1,782)
Other assets	(2,985)	(2,743)
Other liabilities	2,187	2,348
Net cash provided by operating activities	33,018	22,004

Investing Activities
Proceeds from maturities of held-to-maturity securities	45	48
Proceeds from maturities, calls and pay-downs of available-for-sale securities	19,916	20,339
Proceeds from sale of premises and equipment, real estate and other assets held for sale	482	1,028
Proceeds from the sale of available-for-sale securities	1,944	18,047
Proceeds from sale of non-mortgage loans	28,277	19,142
Purchases of available-for-sale securities	(51,535)	(41,235)
Proceeds from Federal Home Loan stock redemption	1,775	-
Net cash received in acquisitions	-	19,359
Investment in bank owned life insurance	-	(20,000)
Proceeds from bank owned life insurance death benefit	336	-
Proceeds from sale of bank owned life insurance	17,689	-
Purchase of portfolio mortgage loans	-	(11,476)
Purchases of premises and equipment, net	(2,911)	(2,491)
Net increase in loans receivable	(136,083)	(59,339)
Net cash used by investing activities	(120,065)	(56,578)

Financing Activities
Net increase in deposits and advance payments by borrowers	88,184	70,539
Repayment of Federal Home Loan Bank advances	(34,059)	(792)
Proceeds from Federal Home Loan Bank advances	50,000	-
Increase in notes payable	-	6,500
Decrease in securities sold under repurchase agreements	(21,857)	(8,877)
Proceeds from exercise of stock options	111	198
Proceeds from direct stock sales	75	54
Cash dividends paid on common stock	(9,574)	(7,320)
Net cash provided by financing activities	72,880	60,302
Increase in cash and cash equivalents	(14,167)	25,728
Cash and cash equivalents at beginning of period	113,693	99,003
Cash and cash equivalents at end of period	$99,526	$124,731

Supplemental cash flow information:
Interest paid	$11,335	$8,177
Income taxes paid	$6,950	$10,900
Transfers from loans to real estate and other assets held for sale	$1,141	$328
Securities purchased but not yet settled	$577	$-
Sale of bank owned life insurance not yet settled	$-	$17,840

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

September 30, 2018 and 2017

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

The accompanying consolidated condensed financial statements as of September 30, 2018, and for the three and nine month periods ended September 30, 2018 and 2017 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2017 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the entire year.

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

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, this standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018, utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See “Revenue Recognition” below for additional information related to revenue generated from contracts with customers.

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

Accounting Standards Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02 — Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet selected a transition method as it is in the process of determining the effect of the ASU on its consolidated financial statements and disclosures. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated condensed statements of financial condition. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated condensed statements of financial condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated condensed statements of financial condition, along with our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements. At September 30, 2018, the Company had contractual operating lease commitments of approximately $11.0 million, before considering renewal options that are generally present.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its implementation efforts by establishing a Company-wide implementation committee along with engaging a third-party software vendor to assist in the implementation process. The committee’s initial review indicates the Company has maintained sufficient historical loan data to support the requirement of this pronouncement and is currently evaluating the various loss methodologies to determine their correlations to the Company’s loan segments historical performance. Early adoption is permitted, however, the Company does not currently plan to adopt this ASU early.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s statement of income as components of non-interest income are as follows:

•	Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposit accounts that are within the scope of ASC 606 were $2.0 million in the third quarter of 2018 and $5.7 million for the nine months ended September 30, 2018. Income from services charges on deposit accounts is included in service fees and other charges in non-interest income.

•	Interchange income - this represents fees earned from debit cardholder transactions. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees in the third quarter of 2018 and for the nine months ended September 30, 2018, which are reported net of network related charges, were $1.0 million and $3.0 million, respectively. Interchange income is included in service fees and other charges in non-interest income.

•	Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, and fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenue from wealth management and trust services were $188,000 and $515,000, respectively, in the third quarter of 2018 and $618,000 and $1.6 million, respectively, for the nine months ended September 30, 2018. Income from wealth management services is included in other non-interest income in total non-interest income. Trust fees are reported separately in total non-interest income.

•	Gain/loss on sales of other real estate owned (“OREO”) - the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO was $10,000 in the third quarter of 2018 and $28,000 for the nine months ended September 30, 2018. Income from the gain or loss on sales of OREO is included in other non-interest income in total non-interest income.

•	Insurance commissions - this represents new commissions that are recognized when the Company sells insurance policies to customers. The Company is also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (i.e., when customer renews the policy). Contingent commission is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved. Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, the Company may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs. Management views the income sources from insurance commissions in two categories: (i) new/renewal commissions and (ii) contingent commissions. Insurance commissions, new and renewal was $3.3 million in the third quarter of 2018. Insurance commissions were $11.0 million for the nine months ended September 30, 2018, of which, $10.0 million were new/renewal commissions and $1.0 million were contingent commissions.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 22 of the 2017 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU 2016-01 as discussed in Note 2 above. Prior to adopting the amendments included in the standard, the Company was permitted to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In that regard, ASC 820 established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$-	$2,470	$-	$2,470
Mortgage-backed - residential	-	66,463	-	66,463
REMICs	-	2,814	-	2,814
Collateralized mortgage obligations-residential	-	97,970	-	97,970
Corporate bonds	-	13,057	-	13,057
Obligations of state and political subdivisions	-	100,188	-	100,188
Mortgage banking derivative - asset	-	665	-	665

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$-	$508	$-	$508
Mortgage-backed - residential	-	59,269	-	59,269
REMICs	-	1,065	-	1,065
Collateralized mortgage obligations-residential	-	93,876	-	93,876
Preferred stock	1	-	-	1
Corporate bonds	-	13,103	-	13,103
Obligations of state and political subdivisions	-	92,828		92,828
Mortgage banking derivative - asset	-	609	-	609
Mortgage banking derivative -liability	-	11	-	11

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$-	$-	$410	$410
Commercial	-	-	1,713	1,713
Total impaired loans	-	-	2,123	2,123
Mortgage servicing rights	-	567	-	567
Real estate held for sale
Commercial real estate	-	-	739	739
Total real estate held for sale	-	-	739	739

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$-	-	$1,787	$1,787
Commercial			2,817	2,817
Total impaired loans	-	-	4,604	4,604
Mortgage servicing rights	-	534	-	534
Real estate held for sale
Commercial real estate	-	-	227	227
Total real estate held for sale	-	-	227	227

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in Thousands)
Impaired Loans- Applies to all loan classes	$2,123	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	14%

Real estate held for sale – Applies to all classes	$739	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20%	20%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $2.1 million, with a valuation allowance of $10,000 and a fair value of $4.6 million, with a no valuation allowance at September 30, 2018 and December 31, 2017, respectively. A provision expense of $1.1 million and $1.2 million for the three and nine months ended September 30, 2018, and a provision expense of $8,000 and $821,000 for the three months and nine months ended September 30, 2017, respectively, were included in earnings.

Mortgage servicing rights are carried at the lower of cost or fair value. Certain mortgage servicing right tranches had a fair value of $567,000 with a valuation allowance of $341,000 and a fair value of $534,000 with a valuation allowance of $432,000 at September 30, 2018 and December 31, 2017, respectively. A recovery of $8,000 and $91,000 for the three and nine months ended September 30, 2018, respectively, and a charge of $27,000 and a recovery of $21,000 for the three and nine months ended September 30, 2017, respectively, was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $8,000 and $552,000 for the three and nine months ended September 30, 2018, respectively, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was $20,000 for the three and nine months ended September 30, 2017.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2018, and December 31, 2017. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on a discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2018.

		Fair Value Measurements at September 30, 2018 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$99,526	$99,526	$99,526	$-	$-
Investment securities	283,565	283,565	-	283,565	-
Federal Home Loan Bank Stock	14,217	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,441,203	2,395,975	-	12,887	2,383,088
Accrued interest receivable	11,258	11,258	11	1,665	9,582

Financial Liabilities:
Deposits	$2,524,431	$2,516,006	$556,316	$1,959,690	$-
Advances from Federal Home Loan Bank	100,220	99,043	-	99,043	-
Securities sold under repurchase agreements	4,162	4,162	-	4,162	-
Subordinated debentures	36,083	34,986	-	-	34,986

		Fair Value Measurements at December 31, 2017 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$113,693	$113,693	$113,693	$-	$-
Investment securities	261,298	261,299	1	261,298	-
Federal Home Loan Bank Stock	15,992	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,332,465	2,315,791	-	10,830	2,304,961
Accrued interest receivable	8,706	8,706	13	917	7,776

Financial Liabilities:
Deposits	$2,437,656	$2,444,683	$571,360	$1,873,323	$-
Advances from Federal Home Loan Bank	84,279	83,261	-	83,261	-
Securities sold under repurchase agreements	26,019	26,019	-	26,019	-
Subordinated debentures	36,083	35,385	-	-	35,385

4. Stock Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees. On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the First Defiance Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2018 Equity Plan. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of September 30, 2018, 39,400 options to acquire First Defiance shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

Annually, the Company approves a Short-Term Equity Incentive Plan (“STIP”) and a Long-Term Equity Incentive Plan (“LTIP”) for selected members of management.

Under the 2017 and 2018 STIPs, the participants could earn between 10% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year. The participants are required to be employed on the day of payout in order to receive the payment.

Under each LTIP, the participants may earn between 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 49,052, 41,314 and 41,676 RSU’s to the participants in the 2016, 2017 and 2018 LTIPs, respectively, effective January 1 in the year the award was made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive the payment.

A total of 49,514 RSU’s were issued to the participants of the 2015 LTIP in the first quarter of 2018 for the three year performance period ended December 31, 2017.

In the nine months ended September 30, 2018, the Company also granted to employees 23,952 restricted shares, of which 7,348 were RSUs and 16,604 were restricted stock grants. Of the 16,604 restricted shares granted, 4,104 were issued to directors and have a one-year vesting period. The remaining 12,500 were issued to employees and have a three-year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

There were no options granted during the three or nine months ended September 30, 2018, or September 30, 2017.

Following is stock option activity under the plans during the nine months ended September 30, 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2018	86,900	$10.81
Forfeited or cancelled	-	-
Exercised	(47,500)	8.15
Granted	-	-
Options outstanding, September 30, 2018	39,400	$14.00	5.21	$635
Vested or expected to vest at September 30, 2018	39,400	$14.00	5.21	$635
Exercisable at September 30, 2018	23,900	$12.22	4.39	$428

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds of options exercised	$-	$-	$111	$198
Related tax benefit recognized	-	-	28	54
Intrinsic value of options exercised	-	-	1,034	301

As of September 30, 2018, there was $63,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.7 years.

At September 30, 2018, 144,586 RSU’s and 34,372 restricted stock grants were unvested. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. A total expense of $470,000 and $1.4 million was recorded during the three and nine months ended September 30, 2018 compared to an expense of $373,000 and $1.5 million for the three and nine months ended September 30, 2017. There was approximately $622,000 and $774,000 included within other liabilities at September 30, 2018 and December 31, 2017, respectively, related to the STIP.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2018	145,076	$20.26	21,072	$25.28
Granted	49,024	26.97	66,118	19.68
Vested	(49,514)	16.15	(52,818)	16.81
Forfeited	-	-	-	-
Unvested at September 30, 2018	144,586	$23.94	34,372	$30.19

The maximum amount of compensation expense that may be recorded for the 2018 STIP and the 2016, 2017 and 2018 LTIPs at September 30, 2018, is approximately $4.3 million. However, the estimated expense expected to be recorded as of September 30, 2018, based on the performance measures in the plans, is $3.5 million of which $1.3 million is unrecognized at September 30, 2018, and will be recognized over the remaining performance periods.

5. Dividends on Common Stock

First Defiance declared and paid a $0.15 per common stock dividend in the first and second quarters of 2018 and a $0.17 per common stock dividend in the third quarter of 2018. Dividends declared and paid were $0.125 per common stock dividend in the first, second and third quarters of 2017.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands, except per share data)
Basic Earnings Per Share: Net income available to common shareholders	$11,306	$9,381	$34,152	$22,869
Less: Income allocated to participating securities	1	1	3	3
Net income allocated to common shareholders	11,305	9,380	34,149	22,866

Weighted average common shares outstanding including participating securities(1)	20,409	20,308	20,382	19,836
Less: Participating securities	9	10	9	10
Average common shares(1)	20,400	20,298	20,373	19,826

Basic earnings per common share	$0.55	$0.46	1.68	1.15

Diluted Earnings Per Share:
Net income allocated to common shareholders	$11,305	$9,380	$34,149	$22,866
Weighted average common shares outstanding for basic earnings per common share(1)	20,400	20,298	20,373	19,826
Add: Dilutive effects of stock options	67	120	92	114
Average shares and dilutive potential common shares(1)	20,467	20,418	20,465	19,940

Diluted earnings per common share	$0.55	$0.46	1.67	1.15

(1)	Share and per share data has been adjusted for a 2-for-1 stock split on July 12, 2018.

There were no shares excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2018 and September 30, 2017, as no shares were anti-dilutive during these time periods.

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2018	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. federal government corporations and agencies	$2,519	$-	$(49)	$2,470
Mortgage-backed securities – residential	68,863	25	(2,425)	66,463
REMICs	2,842	-	(28)	2,814
Collateralized mortgage obligations	100,874	15	(2,919)	97,970
Corporate bonds	12,911	146	-	13,057
Obligations of state and political subdivisions	100,592	1,034	(1,438)	100,188
Total Available-for-Sale	$288,601	$1,220	$(6,859)	$282,962

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$8	$-	$-	$8
FNMA certificates	33	-	-	33
GNMA certificates	13	-	-	13
Obligations of state and political subdivisions	549	-	-	549
Total Held-to Maturity	$603	$-	$-	$603

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2017
Available-for-sale
Obligations of U.S. federal government corporations and agencies	$518	$-	$(10)	$508
Mortgage-backed securities - residential	59,942	90	(763)	59,269
REMICs	1,072	-	(7)	1,065
Collateralized mortgage obligations	94,588	180	(892)	93,876
Preferred stock	-	1	-	1
Corporate bonds	12,914	189	-	13,103
Obligations of state and political subdivisions	90,692	2,426	(290)	92,828
Total Available-for-Sale	$259,726	$2,886	$(1,962)	$260,650

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity*
FHLMC certificates	$10	$-	$-	$10
FNMA certificates	41	1	-	42
GNMA certificates	17	-	-	17
Obligations of states and political subdivisions	580	-	-	580
Total Held-to-Maturity	$648	$1	$-	$649

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at September 30, 2018, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,410	$1,414	$31	$31
Due after one year through five years	23,134	23,379	-	-
Due after five years through ten years	38,981	39,586	518	518
Due after ten years	52,497	51,336	-	-
MBS/CMO/REMIC	172,579	167,247	54	54
	$288,601	$282,962	$603	$603

Investment securities with a carrying amount of $144.5 million at September 30, 2018, were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

As of September 30, 2018, the Company’s investment portfolio consisted of 438 securities, 223 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at September 30, 2018, and December 31, 2017:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At September 30, 2018
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$1,971	$(29)	$499	$(20)	$2,470	$(49)
Mortgage-backed securities-residential	36,748	(873)	28,676	(1,552)	65,424	(2,425)
REMICs	2,814	(28)	-	-	2,814	(28)
Collateralized mortgage obligations	66,743	(1,457)	29,441	(1,462)	96,184	(2,919)
Obligations of state and political subdivisions	36,875	(815)	8,408	(623)	45,283	(1,438)
Total temporarily impaired securities	$145,151	$(3,202)	$67,024	$(3,657)	$212,175	$(6,859)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2017
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$508	$(10)	$508	$(10)
Mortgage-backed securities-residential	27,881	(215)	19,038	(548)	46,919	(763)
REMICs	1,065	(7)	-	-	1,065	(7)
Collateralized mortgage obligations	49,107	(320)	20,804	(572)	69,911	(892)
Obligations of state and political subdivisions	14,249	(163)	3,370	(127)	17,619	(290)
Held to maturity securities:	12	-	9	-	21	-
Total temporarily impaired securities	$92,314	$(705)	$43,729	$(1,257)	$136,043	$(1,962)

There were net realized gains of $76,000 ($60,000 after tax) from the sales and calls of investment securities for the three and nine months ended September 30, 2018, while there were net realized gains of $158,000 ($103,000 after tax) in the third quarter of 2017 and $425,000 ($276,000 after tax) for the nine months ended September 30, 2017.

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

For the three and nine months ended September 30, 2018 and 2017, management determined there was no OTTI.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Proceeds	$1,944	$10,226	$1,944	$18,047
Gross realized gains	76	166	76	433
Gross realized losses	-	(8)	-	(8)

8. Loans

Loans receivable consist of the following:

	September 30, 2018	December 31, 2017
Real Estate:	(In Thousands)

Secured by 1-4 family residential	$313,300	$274,862
Secured by multi-family residential	270,554	248,092
Secured by commercial real estate	1,092,533	987,129
Construction	274,344	265,476
	1,950,731	1,775,559
Other Loans:
Commercial	489,393	526,142
Home equity and improvement	129,295	135,457
Consumer finance	32,379	29,109
	651,067	690,708
Total loans	2,601,798	2,466,267
Deduct:
Undisbursed loan funds	(143,286)	(115,972)
Net deferred loan origination fees and costs	(2,155)	(1,582)
Allowance for loan loss	(27,639)	(26,683)
Totals	$2,428,718	$2,322,030

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarters ended September 30, 2018 and 2017 by portfolio segment (In Thousands):

Quarter Ended September 30, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,682	$2,913	$11,253	$737	$7,455	$2,032	$249	$27,321
Charge-Offs	(136)	0	(1,048)	0	(528)	(36)	(25)	(1,773)
Recoveries	27	38	182	0	413	47	8	715
Provisions	251	61	1,281	(122)	(179)	28	56	1,376
Ending Allowance	$2,824	$3,012	$11,668	$615	$7,161	$2,071	$288	$27,639

Quarter Ended September 30, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,641	$2,193	$10,136	$540	$7,973	$2,199	$233	$25,915
Charge-Offs	(60)	0	0	0	(64)	(92)	(20)	(236)
Recoveries	11	0	103	0	18	59	9	200
Provisions	(54)	110	232	38	98	19	19	462
Ending Allowance	$2,538	$2,303	$10,471	$578	$8,025	$2,185	$241	$26,341

The following table discloses allowance for loan loss activity for the year-to-date periods ended September 30, 2018 and September 30, 2017 by portfolio segment (In Thousands):

Year-to-date Period Ended September 30, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683
Charge-Offs	(230)	0	(1,357)	0	(709)	(194)	(128)	(2,618)
Recoveries	85	40	392	0	2,200	132	21	2,870
Provisions	437	270	2,279	(32)	(2,295)	(122)	167	704
Ending Allowance	$2,824	$3,012	$11,668	$615	$7,161	$2,071	$288	$27,639

Year-to-date Period Ended September 30, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884
Charge-Offs	(109)	0	(400)	0	(2,091)	(246)	(112)	(2,958)
Recoveries	100	32	220	0	227	118	83	780
Provisions	(80)	43	26	128	2,528	(73)	63	2,635
Ending Allowance	$2,538	$2,303	$10,471	$578	$8,025	$2,185	$241	$26,341

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$190	$2	$97	$-	$117	$255	$1	$662

Collectively evaluated for impairment	2,634	3,010	11,571	615	7,044	1,816	287	26,977

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,824	$3,012	$11,668	$615	$7,161	$2,071	$288	$27,639

Loans:

Loans individually evaluated for impairment	$6,972	$1,582	$26,594	$-	$12,950	$1,082	$31	$49,211

Loans collectively evaluated for impairment	305,798	268,989	1,069,197	130,516	478,336	129,100	32,450	2,414,386

Loans acquired with deteriorated credit quality	1,017	297	850	-	177	-	-	2,341

Total ending loans balance	$313,787	$270,868	$1,096,641	$130,516	$491,463	$130,182	$32,481	$2,465,938

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,848	$41	$41	$4,695	$113	$110
Residential Non Owner Occupied	2,371	31	31	2,424	105	102
Total Residential Real Estate	7,219	72	72	7,119	218	212
Construction	-	-	-	-	-	-
Multi-Family	1,582	22	22	1,744	71	70
CRE Owner Occupied	10,058	57	49	10,545	179	156
CRE Non Owner Occupied	2,321	19	18	2,815	76	75
Agriculture Land	14,115	150	96	13,370	400	248
Other CRE	1,223	25	25	1,346	75	67
Total Commercial Real Estate	27,717	251	188	28,076	730	546
Commercial Working Capital	10,181	91	84	8,059	196	180
Commercial Other	3,282	34	31	3,809	88	83
Total Commercial	13,463	125	115	11,868	284	263
Home Equity and Improvement	1,091	9	9	1,195	29	29
Consumer Finance	33	1	1	35	3	3
Total Impaired Loans	$51,105	$480	$407	$50,037	$1,334	$1,123

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,188	$37	$37	$3,699	$99	$99
Residential Non Owner Occupied	2,706	33	33	3,136	104	104
Total Residential Real Estate	6,894	70	70	6,835	203	203
Construction	-	-	-	-	-	-
Multi-Family	2,084	9	9	2,534	28	28
CRE Owner Occupied	12,127	24	22	9,613	70	70
CRE Non Owner Occupied	3,484	32	31	3,845	105	98
Agriculture Land	13,547	148	44	8,719	335	126
Other CRE	1,590	27	22	1,637	50	42
Total Commercial Real Estate	30,748	231	119	23,814	560	336
Commercial Working Capital	7,033	38	38	5,115	86	90
Commercial Other	5,926	31	27	5,126	82	60
Total Commercial	12,959	69	65	10,241	168	150
Home Equity and Improvement	1,206	11	10	1,228	32	31
Consumer Finance	54	1	1	62	3	4
Total Impaired Loans	$53,945	$391	$274	$44,714	$994	$752

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$751	$625	$-	$2,507	$2,364	$-
Residential Non Owner Occupied	999	1,004	-	1,711	1,708	-
Total 1-4 Family Residential Real Estate	1,750	1,629	-	4,218	4,072	-
Multi-Family Residential Real Estate	1,530	1,537	-	2,095	2,102	-
CRE Owner Occupied	7,086	5,835	-	12,273	11,804	-
CRE Non Owner Occupied	1,913	1,748	-	3,085	2,925	-
Agriculture Land	13,675	13,883	-	13,029	13,185	-
Other CRE	471	479	-	981	768	-
Total Commercial Real Estate	23,145	21,945	-	29,368	28,682	-
Construction	-	-	-	-	-	-
Commercial Working Capital	9,657	9,420	-	5,462	5,422	-
Commercial Other	2,736	2,548	-	9,916	7,644	-
Total Commercial	12,393	11,968	-	15,378	13,066	-
Home Equity and Home Improvement	-	-	-	630	584	-
Consumer Finance	-	-	-	42	42	-
Total loans with no allowance recorded	$38,818	$37,079	$-	$51,731	$48,548	$-

With an allowance recorded:
Residential Owner Occupied	$4,169	$4,129	$165	$1,841	$1,814	$137
Residential Non Owner Occupied	1,210	1,214	25	1,031	1,024	30
Total 1-4 Family Residential Real Estate	5,379	5,343	190	2,872	2,838	167
Multi-Family Residential Real Estate	44	45	2	175	176	7
CRE Owner Occupied	3,656	3,172	40	2,007	1,546	44
CRE Non Owner Occupied	624	485	20	651	593	28
Agriculture Land	281	279	5	293	292	14
Other CRE	1,130	713	32	909	708	32
Total Commercial Real Estate	5,691	4,649	97	3,860	3,139	118
Construction	-	-	-	-	-	-
Commercial Working Capital	526	528	62	447	449	77
Commercial Other	456	454	55	854	858	110
Total Commercial	982	982	117	1,301	1,307	187
Home Equity and Home Improvement	1,159	1,082	255	596	592	279
Consumer Finance	31	31	1	8	8	-
Total loans with an allowance recorded	$13,286	$12,132	$662	$8,812	$8,060	$758

* Presented gross of charge-offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2018	December 31, 2017
	(In Thousands)
Non-accrual loans	$20,929	$30,715
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	20,929	30,715
Real estate and other assets held for sale	1,676	1,532
Total non-performing assets	$22,605	$32,247
Troubled debt restructuring, still accruing	$12,611	$13,770

The following table presents the aging of the recorded investment in past due and non- accrual loans as of September 30, 2018, by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non- Accrual
Residential Owner Occupied	$192,769	$372	$1,427	$1,756	$3,555	$3,167
Residential Non Owner Occupied	117,104	163	22	174	359	333
Total 1-4 Family Residential Real Estate	309,873	535	1,449	1,930	3,914	3,500
Multi-Family Residential Real Estate	270,868	-	-	-	-	118

CRE Owner Occupied	413,049	321	2	158	481	5,172
CRE Non Owner Occupied	503,533	-	-	140	140	790
Agriculture Land	127,076	39	-	2,988	3,027	5,319
Other Commercial Real Estate	49,335	-	-	-	-	290

Total Commercial Real Estate	1,092,993	360	2	3,286	3,648	11,571

Construction	130,516	-	-	-	-	-

Commercial Working Capital	213,113	17	-	2,870	2,887	4,359
Commercial Other	274,999	31	-	433	464	772

Total Commercial	488,112	48	-	3,303	3,351	5,131

Home Equity/Home Improvement	128,489	1,348	138	207	1,693	562
Consumer Finance	32,228	186	44	23	253	34

Total Loans	$2,453,079	$2,477	$1,633	$8,749	$12,859	$20,916

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

Troubled Debt Restructurings

As of September 30, 2018, and December 31, 2017, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $20.3 million and $21.7 million, respectively. The Company allocated $658,000 and $751,000 of specific reserves to those loans at September 30, 2018, and December 31, 2017, respectively, and had committed to lend additional amounts totaling up to $278,000 and $242,000 at September 30, 2018, and December 31, 2017, respectively.

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

Of the loans modified in a TDR, as of September 30, 2018, $7.7 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and nine month periods ending September 30, 2018, and September 30, 2017:

	Loans Modified as a TDR for the Three Months Ended September 30, 2018 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2018 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	2	$149	14	$770
1-4 Family Non Owner Occupied	1	29	3	170
Multi Family	0	-	0	-
CRE Owner Occupied	4	335	11	1,849
CRE Non Owner Occupied	0	-	1	44
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	0	-	5	2,823
Commercial Other	1	66	1	66
Home Equity and Improvement	5	123	7	123
Consumer Finance	4	10	4	10
Total	17	$712	46	$5,855

The loans described above decreased the allowance for loan and lease losses (“ALLL”) by $39,000 in the three month period ending September 30, 2018 and decreased the ALLL by $60,000 in the nine month period ending September 30, 2018.

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

Of the 2018 modifications, four were made a TDR due to terming out lines of credit, 18 were made TDR due to advancing or renewing money to a watch list credit, one loan made a TDR due to a reduction of the interest rate, 13 were made a TDR due to bankruptcy and 10 were made a TDR because the current debt was refinanced due to maturity or for payment relief.

The following tables present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine month periods ended September 30, 2018, and September 30, 2017:

	Three Months Ended September 30, 2018 ($ in thousands)		Nine Months Ended September 30, 2018 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	3	$2,644	3	2,644
Commercial Other	1	30	2	226
Home Equity and Improvement	1	61	1	61
Consumer Finance	0	-	0	-
Total	5	$2,735	6	$2,931

The TDRs that subsequently defaulted described above had no effect on the ALLL for the three and nine month period ended September 30, 2018.

	Three Months Ended September 30, 2017 ($ in thousands)		Nine Months Ended September 30, 2017 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	1	225
Commercial Other	0	-	0	-
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	0	$-	1	$225

The TDRs that subsequently defaulted described above had no effect on the ALLL for the three and nine month periods ended September 30, 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
1-4 Family Owner Occupied	$9,157	$92	$3,469	$-	$183,606	$196,324
1-4 Family Non Owner Occupied	106,173	971	3,167	-	7,152	117,463
Total 1-4 Family Real Estate	115,330	1,063	6,636	-	190,758	313,787
Multi-Family Residential Real Estate	268,568	-	2,192	-	108	270,868

CRE Owner Occupied	397,700	6,030	9,707	-	94	413,531
CRE Non Owner Occupied	495,282	5,840	2,551	-	-	503,673
Agriculture Land	110,548	4,193	15,361	-	-	130,102
Other CRE	46,819	151	1,293	-	1,072	49,335

Total Commercial Real Estate	1,050,349	16,214	28,912	-	1,166	1,096,641

Construction	111,374	467	-	-	18,675	130,516

Commercial Working Capital	198,315	7,454	10,230	-	-	215,999
Commercial Other	263,539	8,309	3,616	-	-	275,464

Total Commercial	461,854	15,763	13,846	-	-	491,463

Home Equity and Home Improvement	-	-	605	-	129,577	130,182
Consumer Finance	-	-	155	-	32,326	32,481

Total Loans	$2,007,475	$33,507	$52,346	$-	$372,610	$2,465,938

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$7,534	$99	$2,367	$-	$168,220	$178,220
Residential Non Owner Occupied	85,802	935	3,835	-	6,564	97,136
Total 1-4 Family Real Estate	93,336	1,034	6,202	-	174,784	275,356
Multi-Family Residential Real Estate	242,969	2,503	2,819	-	111	248,402

CRE Owner Occupied	370,613	10,432	13,575	-	156	394,776
CRE Non Owner Occupied	395,264	3,464	5,444	-	-	404,172
Agriculture Land	114,776	2,639	14,816	-	-	132,231
Other CRE	56,133	165	1,788	-	915	59,001

Total Commercial Real Estate	936,786	16,700	35,623	-	1,071	990,180

Construction	125,519	1,254	-	-	22,401	149,174

Commercial Working Capital	222,526	7,605	5,743	-	-	235,874
Commercial Other	280,013	3,443	8,598	-	-	292,054

Total Commercial	502,539	11,048	14,341	-	-	527,928

Home Equity and Home Improvement	-	-	600	-	135,674	136,274
Consumer Finance	-	-	82	-	29,093	29,175

Total Loans	$1,901,149	$32,539	$59,667	$-	$363,134	$2,356,489

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance of those loans is as follows (In Thousands):

	September 30, 2018	December 31, 2017

1-4 Family Residential Real Estate	$1,053	$1,154
Multi-Family Residential Real Estate	303	309
Commercial Real Estate Loans	910	2,921
Commercial	227	407
Consumer	-	2
Total Outstanding Balance	$2,493	$4,793
Recorded Investment, net of allowance of $0	$2,341	$3,828

Accretable yield, or income expected to be collected, is as follows:
	2018	2017
Balance at January 1	$804	$-
New Loans Purchased	-	1,018
Accretion of Income	(115)	(163)
Reclassification from Non-accretable	-	-
Charge-off of Accretable Yield	(197)	(8)
Balance at September 30	$492	$847

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three or nine months ended September 30, 2018 or 2017. No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the period ended September 30, 2017, using information as of the date of acquisition are included in the table below. There were no such loans purchased during the period ended September 30, 2018. (In Thousands)

1-4 Family Residential Real Estate	$1,720
Commercial Real Estate	4,724
Commercial	785
Consumer	4
Total	$7,233

Cash Flows Expected to be Collected at Acquisition	$5,721
Fair Value of Acquired Loans at Acquisition	$4,703

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $642,000 as of September 30, 2018 and $626,000 as of December 31, 2017.

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Gain from sale of mortgage loans	$1,280	$1,200	$3,744	$3,577
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	929	911	2,806	2,769
Amortization of mortgage servicing rights	(340)	(386)	(1,009)	(1,101)
Mortgage servicing rights valuation adjustments	8	(27)	91	21
	597	498	1,888	1,689

Net revenue from sale and servicing of mortgage loans	$1,877	$1,698	$5,632	$5,266

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.41 billion at September 30, 2018 and $1.39 billion at December 31, 2017.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,297	$10,154	$10,240	$10,117
Loans sold, servicing retained	438	426	1,164	1,178
Amortization	(340)	(386)	(1,009)	(1,101)
Carrying value before valuation allowance at end of period	10,395	10,194	10,395	10,194

Valuation allowance:
Balance at beginning of period	(349)	(474)	(432)	(522)
Impairment recovery (charges)	8	(27)	91	21
Balance at end of period	(341)	(501)	(341)	(501)
Net carrying value of MSRs at end of period	$10,054	$9,693	$10,054	$9,693
Fair value of MSRs at end of period	$10,558	$9,750	$10,558	$9,750

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity. A liability of $43,000 was accrued at both September 30, 2018, and December 31, 2017, respectively. There was no expense or credit recognized related to the accrual in the three and nine months ended September 30, 2018, while a credit of $34,000 and $131,000 was recognized in the three and nine months ended September 30, 2017.

10. Deposits

A summary of deposit balances is as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)
Non-interest-bearing checking accounts	$556,316	$571,360
Interest-bearing checking and money market accounts	1,016,294	1,005,519
Savings deposits	293,359	302,022
Retail certificates of deposit less than $250,000	564,379	504,912
Retail certificates of deposit greater than $250,000	94,083	53,843
	$2,524,431	$2,437,656

11. Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2018	December 31, 2017
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$59,000	$72,000
Putable advances	-	5,000
Amortizable mortgage advances	1,243	7,306
Overnight advances	40,000	-
Fair value adjustment on acquired balances	(23)	(27)
Total	$100,220	$84,279
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.83% as of September 30, 2018, and 3.09% as of December 31, 2017.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 3.71% and 2.97% on September 30, 2018 and December 31, 2017, respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2018 and December 31, 2017, is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At September 30, 2018		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$3,875	$-	$-	$-	$3,875
Collateralized mortgage obligations	287	-	-	-	287
Total borrowings	$4,162	$-	$-	$-	$4,162
Gross amount of recognized liabilities for repurchase agreements					$4,162

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At December 31, 2017		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$6,599	$-	$-	$-	$6,599
Collateralized mortgage obligations	19,420	-	-	-	19,420
Total borrowings	$26,019	$-	$-	$-	$26,019
Gross amount of recognized liabilities for repurchase agreements					$26,019

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	September 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$43,359	$171,337	$42,458	$161,778
Unused lines of credit	9,729	381,265	6,245	408,831
Standby letters of credit	-	7,256	-	7,605
Total	$53,088	$559,858	$48,703	$578,214

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $20.0 million and $14.9 million of loans to Freddie Mac, Fannie Mae, FHLB or BB&T Mortgage at September 30, 2018, and December 31, 2017, respectively.

13. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2013. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

14. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $19.2 million and $14.8 million of interest rate lock commitments at September 30, 2018, and December 31, 2017, respectively. There were $26.8 million and $23.2 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2018, and December 31, 2017, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2018			December 31, 2017
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$665	$-	$665	$609	$11	$598

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(111)	$47	$67	$330

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

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three months ended September 30, 2018:	(In Thousands)
Securities available for sale:
Change in net unrealized gain/loss during the period	$(2,058)	$432	$(1,626)
Reclassification adjustment for net gains included in net income	(76)	16	(60)
Total other comprehensive loss	$(2,134)	$448	$(1,686)

Nine months ended September 30, 2018:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(6,487)	$1,362	$(5,125)
Reclassification adjustment for net gains included in net income	(76)	16	(60)
Total other comprehensive loss	$(6,563)	$1,378	$(5,185)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three months ended September 30, 2017:	(In Thousands)
Securities available for sale:
Change in net unrealized gain/loss during the period	$(777)	$272	$(505)
Reclassification adjustment for net gains included in net income	(158)	55	(103)
Total other comprehensive loss	$(935)	$327	$(608)

Nine months ended September 30, 2017:
Securities available for sale:
Change in net unrealized gain/loss during the period	$3,383	$(1,183)	$2,200
Reclassification adjustment for net gains included in net income	(425)	148	(277)
Total other comprehensive income	$2,958	$(1,035)	$1,923

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income (Loss)
	(In Thousands)
Balance January 1, 2018	$601	$(384)	$217
Other comprehensive income before reclassifications	(5,125)	-	(5,125)
Amounts reclassified from accumulated other comprehensive income	(60)	-	(60)

Net other comprehensive income during period	(5,185)	-	(5,185)

Reclassification adjustment upon adoption of ASU 2018-02	129	(82)	47

Balance September 30, 2018	$(4,455)	$(466)	$(4,921)

Balance January 1, 2017	$504	$(289)	$215
Other comprehensive income before reclassifications	2,200	-	2,200
Amounts reclassified from accumulated other comprehensive income	(277)	-	(277)

Net other comprehensive income during period	1,923	-	1,923

Balance September 30, 2017	$2,427	$(289)	$2,138

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the statement of income as a component of income tax expense (benefit). The Company utilized the proportional amortization method for all of its instruments. As of September 30, 2018, and December 31, 2017, the Company had $11.5 million and $9.2 million in qualified investments recorded in other assets and $7.2 million and $6.2 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of September 30, 2018, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2018	$1,205
2019	1,917
2020	1,954
2021	467
2022	338
Thereafter	1,297
Total Unfunded Commitments	$7,178

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
(dollars in thousands)	2018	2017
Proportional Amortization Method
Tax credits and other tax benefits recognized	$276	$218
Amortization expense in federal income taxes	234	173

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Proportional Amortization Method
Tax credits and other tax benefits recognized	$785	$640
Amortization expense in federal income taxes	703	502

There were no impairment losses of LIHTC investments for the three and nine months ended September 30, 2018 and 2017.

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

On April 13, 2017, First Defiance and Corporate One Benefits Agency, Inc. (“Corporate One”) jointly announced the acquisition of Corporate One’s business by First Defiance. The total purchase price paid in cash was made up of the following: $6.5 million was paid at closing, $500,000 was due and paid the second quarter of 2018, and up to $2.3 million may be due at the end of a three-year earn-out based on the compound annual growth rate of net revenue over the performance period of Corporate One, for a total purchase price of $9.3 million. The recorded fair value of the $2.3 million earn-out was $1.8 million at December 31, 2017. As of December 31, 2017, total Company recorded goodwill of $7.9 million as well as identifiable intangible assets of $756,000 consisting of a customer relationship intangible of $564,000 and a non-compete intangible of $192,000. The fair value included in these financial statements is based on final valuation. Corporate One was a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One consulted employers to better manage their employee benefit programs to effectively lead them into the future. It is anticipated that the transaction will enhance employee benefit offerings and expand First Insurance’s presence into adjacent markets in northwest Ohio.

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

Non-GAAP Financial Measures

This document contains GAAP financial measures and certain non-GAAP financial measures which are presented as management believes they are helpful in understanding the Company’s results of operations or financial position. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and nine months ended September 30, 2018 and 2017.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Net interest income (GAAP)	$27,529	$25,007	$79,763	$71,284
Add: FTE adjustment	257	476	746	1,432
Net interest income on a FTE basis (1)	$27,786	$25,483	$80,509	$72,716

Non-interest income-less securities gains/losses (2)	9,846	9,337	30,763	29,759
Non-interest expense (3)	22,286	20,440	68,202	64,211
Average interest-earning assets net of average
Unrealized gains/losses on securities (4)	2,757,967	2,585,980	2,713,659	2,508,254
Average interest-earning assets	2,754,561	2,590,463	2,710,998	2,511,469
Average unrealized gains/losses on securities	(3,406)	4,483	(2,661)	3,215

Ratios:
Net interest margin (1) / (4)	4.00%	3.91%	3.97%	3.88%
Efficiency ratio (3) / (1) + (2)	59.22%	58.70%	61.29%	62.66%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of GAAP in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s 2017 Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s 2017 Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2018.

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

First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through thirty-six full-service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Marion, Ottawa, Paulding, Putnam, Seneca, Williams, Wood, and Wyandot counties in northwest and central Ohio, three full-service banking center offices in Allen County in northeast Indiana, five full-service banking center offices in Lenawee County in southeast Michigan and one commercial loan production office in Ann Arbor, Michigan that was opened late in the fourth quarter of 2017.

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

Regulation - First Defiance is subject to regulation, examination and oversight by the Federal Reserve Board (“Federal Reserve”). First Federal is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”). Because the Federal Deposit Insurance Corporation (“FDIC”) insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. In addition, First Federal is subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”), which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations. First Defiance and First Federal must file periodic reports with the Federal Reserve and the OCC, and examinations are conducted periodically by the Federal Reserve, the OCC and the FDIC to determine whether First Defiance and First Federal are in compliance with various regulatory requirements and are operating in a safe and sound manner.

First Defiance is also subject to various Ohio laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies that have significant ties to Ohio.

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

Effective January 1, 2015, in order to be “well-capitalized,” a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of September 30, 2018, First Federal met the ratio requirements in effect to be deemed "well-capitalized."

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $603,000 at September 30, 2018. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $283.0 million at September 30, 2018. The available-for-sale portfolio included obligations of U.S. federal government corporations and agencies ($2.5 million), certain municipal obligations ($100.2 million), CMOs/REMICs ($100.8 million), corporate bonds ($13.1 million), and mortgage backed securities ($66.5 million).

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

Changes in Financial Condition

At September 30, 2018, First Defiance's total assets, deposits and stockholders’ equity amounted to $3.10 billion, $2.52 billion and $393.5 million, respectively, compared to $2.99 billion, $2.44 billion and $373.3 million, respectively, at December 31, 2017.

Net loans receivable (excluding loans held for sale) increased $106.7 million to $2.43 billion. The variance in loans receivable between September 30, 2018, and December 31, 2017 includes an increase of $126.3 million in commercial real estate loans, $38.4 million in residential real estate loans, and $3.3 million increase in consumer loans. That growth was partially offset by a $18.4 million decrease in construction loans, a $36.7 decrease in commercial loans, and a $6.2 million decrease in home equity and improvement loans.

The investment securities portfolio increased $22.3 million to $283.6 million at September 30, 2018 from $261.3 million at December 31, 2017. The increase is mainly a result of $51.5 million of securities being purchased during the period. This was offset by $19.9 million of securities maturing or being called in the period, $1.9 million in the sale of securities and $0.9 million in amortization. Lastly, there was a $6.6 million decrease in the market value of available-for-sale securities during the period ended September 30, 2018.

Deposits increased from $2.44 billion at December 31, 2017, to $2.52 billion as of September 30, 2018. Interest bearing demand and money market deposits increased $10.8 million to $1.02 billion and retail time deposits increased $99.7 million to $658.5 million. Non-interest bearing demand deposits decreased $15.0 million to $556.3 million and savings deposits decreased $8.7 million to $293.4 million.

Stockholders’ equity increased from $373.3 million at December 31, 2017, to $393.5 million at September 30, 2018. The increase in stockholders’ equity was primarily the result of recording net income of $34.2 million. This was offset by $9.6 million of common stock dividends being paid in the first nine months of 2018 and $5.2 million other comprehensive loss.

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

	Three Months Ended September 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$2,403,932	$29,397	4.85%	$2,251,071	$26,025	4.59%
Securities (3)	286,507	2,308	3.16	259,310	2,114	3.29
Interest bearing deposits	49,734	275	2.19	64,090	209	1.29
FHLB stock	14,388	240	6.62	15,992	209	5.18
Total interest-earning assets	2,754,561	32,220	4.63	2,590,463	28,557	4.38
Non-interest-earning assets	304,664			316,332
Total assets	$3,059,225			$2,906,795
Interest-bearing liabilities:
Deposits	$1,955,518	$3,753	0.76%	$1,818,670	$2,391	0.52%
FHLB advances and other	77,719	342	1.75	104,648	431	1.63
Subordinated debentures	36,196	334	3.66	36,158	239	2.62
Securities sold under
repurchase agreements	5,431	5	0.37	28,182	13	0.18
Total interest-bearing liabilities	2,074,864	4,434	0.85	1,987,658	3,074	0.61
Non-interest bearing deposits	558,190	-		520,147	-
Total including non-interest bearing demand deposits	2,633,054	4,434	0.67	2,507,805	3,074	0.49
Other non-interest-bearing liabilities	36,810			35,378
Total liabilities	2,669,864			2,543,183
Stockholders’ equity	389,361			363,612
Total liabilities and stock-
Holders’ equity	$3,059,225			$2,906,795
Net interest income; interest rate spread		$27,786	3.78%		$25,483	3.77%
Net interest margin (4)			4.00%			3.91%
Average interest-earning assets to average interest-bearing liabilities			133%			130%

(1)	Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21% for the period in 2018 and 35% for the period in 2017.
(2)	Annualized
(3)	Securities yield is annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Nine Months Ended September 30,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$2,352,514	$83,633	4.75%	$2,171,733	$73,415	4.52%
Securities (3)	276,745	6,637	3.21	257,924	6,475	3.40
Interest bearing deposits	66,283	945	1.91	66,299	555	1.12
FHLB stock	15,456	698	6.04	15,513	562	4.84
Total interest-earning assets	2,710,998	91,913	4.53	2,511,469	81,007	4.32
Non-interest-earning assets	307,634			301,091
Total assets	$3,018,632			$2,812,560

Interest-bearing liabilities:
Deposits	$1,925,972	$9,508	0.66%	$1,743,769	$6,357	0.49%
FHLB advances	74,634	943	1.69	104,616	1,211	1.55
Subordinated debentures	36,195	934	3.45	36,155	682	2.51
Securities sold under repurchase agreements	10,185	19	0.25	27,484	41	0.20
Total interest-bearing liabilities	2,046,986	11,404	0.74	1,912,024	8,291	0.58
Non-interest bearing deposits	552,554	-		521,161	-
Total including non-interest bearing demand deposits	2,599,540	11,404	0.59	2,433,185	8,291	0.46
Other non-interest-bearing liabilities	37,586			34,183
Total liabilities	2,637,126			2,467,368
Stockholders' equity	381,506			345,192
Total liabilities and stock-holders' equity	$3,018,632			$2,812,560
Net interest income; interest rate spread		$80,509	3.79%		$72,716	3.74%
Net interest margin (4)			3.97%			3.88%
Average interest-earning assets to average interest-bearing liabilities			132%			131%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21% for the period in 2018 and 35% for the period in 2017.
(2)	Annualized
(3)	Securities yield is annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

Results of Operations

Three Months Ended September 30, 2018 and 2017

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2018, was $11.3 million compared to net income of $9.4 million for the comparable period in 2017. On a per share basis, basic and diluted earnings per common share for the three months ended September 30, 2018, were both $0.55, compared to basic and diluted earnings per common share of $0.46 for the quarter ended September 30, 2017.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e., the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $27.5 million for the quarter ended September 30, 2018, up from $25.0 million for the same period in 2017. The tax-equivalent net interest margin was 4.00% for the quarter ended September 30, 2018, an increase from 3.91% for the same period in 2017. The increase in margin between the 2018 and 2017 third quarters was primarily a result of the rate hikes over the past year coupled with growth on interest-earning assets outpacing growth of interest-bearing liabilities. The yield on interest-earning assets was 4.63% for the quarter ended September 30, 2018, up 25 basis points from 4.38% for the same period in 2017. The cost of interest-bearing liabilities between the two periods increased 24 basis points to 0.85% in the third quarter of 2018 from 0.61% in the same period in 2017.

Total interest income increased $3.9 million to $32.0 million for the quarter ended September 30, 2018, from $28.1 million for the quarter ended September 30, 2017. This was primarily due to continued loan growth and an increase in interest rates. Income from loans increased to $29.4 million for the quarter ended September 30, 2018, compared to $26.0 million for the same period in 2017 due to average loan growth of $152.9 million. The increase in the loan portfolio yield to 4.85% at September 30, 2018 from 4.59% at September 30, 2017, was due mainly to increasing interest rates. The investment interest income increased $389,000 in the third quarter of 2018 to $2.1 million; however, the yield dropped 13 basis points to 3.16% at September 30, 2018, compared to 3.29% at September 30, 2017. The decline in investment yield is primarily attributable to the reinvestment of matured securities at lower yields. Income from interest-bearing deposits and FHLB stock increased to $275,000 and $240,000, respectively, in the third quarter of 2018 compared to $209,000 and $209,000 for the same period in 2017 due to increased interest rates.

Interest expense increased by $1.3 million in the third quarter of 2018 compared to the same period in 2017, to $4.4 million from $3.1 million. The cost of interest-bearing liabilities increased 24 basis points from 0.61% at September 30, 2017 to 0.85% at September 30, 2018. Interest expense related to interest-bearing deposits was $3.8 million in the third quarter of 2018 compared to $2.4 million for the same period in 2017. Interest expense recognized by the Company related to FHLB advances was $342,000 in the third quarter of 2018 compared to $431,000 for the same period in 2017 as decreased volumes offset the increase in interest rates. Expenses on subordinated debentures and notes payable were $334,000 and $5,000, respectively, in the third quarter of 2018 compared to $239,000 and $13,000 respectively for the same period in 2017.

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

The ALLL is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any SBA or Farm Service Agency (“FSA”) guarantees. The specific reserve portion of the ALLL was $662,000 at September 30, 2018, and $758,000 at December 31, 2017.

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

The quantitative general allowance increased $100,000 to $6.1 million at September 30, 2018, from $6.0 million at December 31, 2017.

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

The qualitative analysis at September 30, 2018, indicated a general reserve of $20.9 million compared with $20.0 million at December 31, 2017, an increase of $900,000. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all loan segments decreased in the first nine months of 2018 due to strengthening trends in the U.S. economy particularly unemployment rates which decreased in all markets.

The environmental factors for all loan segments, but particularly the commercial real estate and commercial loan segments increased in the first nine months of 2018 due to an increase in credit concentrations and an increase in the mix of lending in First Federal’s defined metro markets.

The risk factors for all loan segments, but particularly the commercial loan segment, were decreased in the first nine months of 2018 due to favorable trends in the levels of non-performing loans and classified assets.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.47% for construction loans to 1.51% for home equity and improvement loans at September 30, 2018.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs in the quarter, the Company’s provision for loan losses for the third quarter of 2018 was $1.4 million compared to $462,000 for the same period in 2017. The ALLL was $27.6 million at September 30, 2018 and $26.7 million at December 31, 2017. The allowance for loans losses represented 1.13% of loans, net of undisbursed loan funds and deferred fees and costs, at September 30, 2018 and 1.14% at December 31, 2017. In management’s opinion, the overall ALLL of $27.6 million as of September 30, 2018, is adequate to cover probable incurred losses.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three and nine month periods ended September 30, 2018, there were $8,000 and $552,000, respectively of write-downs of real estate held for sale. Management believes that the values recorded at September 30, 2018, for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $51.9 million at September 30, 2018, compared to $59.4 million at December 31, 2017, a decrease of $7.5 million due to payoffs and an upgrade of a classified relationship during the second quarter.

First Defiance’s ratio of ALLL to non-performing loans was 132.1% at September 30, 2018, compared with 86.9% at December 31, 2017. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at September 30, 2018, are appropriate. Of the $20.9 million in non-accrual loans at September 30, 2018, $12.2 million or 58.2% are less than 90 days past due.

At September 30, 2018, First Defiance had total non-performing assets of $22.6 million, compared to $32.2 million at December 31, 2017. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at September 30, 2018, and December 31, 2017, by category were as follows:

Table 1 – Nonperforming Asset

	September 30,	December 31,
	2018	2017
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$3,512	$3,037
Non-residential and multi-family residential real estate	11,692	18,219
Commercial	5,129	8,841
Construction	-	-
Home equity and improvement	562	590
Consumer finance	34	28
Total non-performing loans	20,929	30,715

Real estate owned	1,676	1,532
Total repossessed assets	$1,676	1,532

Total Nonperforming assets	$22,605	$32,247

TDR loans, accruing	$12,611	$13,770

Total nonperforming assets as a percentage of total assets	0.73%	1.08%
Total nonperforming loans as a percentage of total loans*	0.85%	1.31%
Total nonperforming assets as a percentage of total loans plus REO*	0.92%	1.37%
ALLL as a percent of total nonperforming assets	122.27%	82.75%
* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 1.05% of the total loans in that category at September 30, 2018, compared to 1.68% for the same category at December 31, 2017. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.86% of the total loans in this category at September 30, 2018, compared to 1.47% at December 31, 2017. Non-performing loans in the residential loan category represented 1.12% of the total loans in that category at September 30, 2018, compared to 1.10% for the same category at December 31, 2017.

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

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-Accruals by Loan Type

	For the Nine Months Ended September 30, 2018		As of September 30, 2018
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$145	(57.54)%	$3,512	16.78%
Construction	-	0.00%	-	0.00%
Commercial real estate	925	(367.06)%	11,692	55.87%
Commercial	(1,491)	591.67%	5,129	24.51%
Consumer	107	(42.47)%	34	0.16%
Home equity and improvement	62	(24.60)%	562	2.68%
Total	$(252)	100.00%	$20,929	100.00%

	For the Nine Months Ended September 30, 2017		As of September 30, 2017
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$9	0.41%	$3,368	11.55%
Construction	-	0.00%	-	0.00%
Commercial real estate	148	6.80%	17,110	58.69%
Commercial	1,864	85.58%	8,070	27.69%
Consumer	29	1.33%	59	0.20%
Home equity and improvement	128	5.88%	545	1.87%
Total	$2,178	100.00%	$29,152	100.00%

Table 3 – ALLL Activity

	For the Quarter Ended
	3rd 2018	2nd 2018	1st 2018	4th 2017	3rd 2017
	(In Thousands)

Allowance at beginning of period	$27,321	$27,267	$26,683	$26,341	$25,915
Provision (credit) for loan losses	1,376	423	(1,095)	314	462
Charge-offs:
Residential	136	78	16	170	60
Commercial real estate	1,048	254	55	29	-
Commercial	528	84	97	210	64
Consumer finance	25	72	31	27	20
Home equity and improvement	36	41	117	55	92
Total charge-offs	1,773	529	316	491	236
Recoveries	715	160	1,995	519	200
Net charge-offs	1,058	369	(1,679)	(28)	36
Ending allowance	$27,639	$27,321	$27,267	$26,683	$26,341

The following table sets forth information concerning the allocation of First Federal’s ALLL by loan categories at the dates indicated.

Table 4 – ALLL Allocation by Loan Category

	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,824	12.04%	$2,682	12.18%	$2,534	11.15%	$2,532	11.14%	$2,538	11.33%
Construction	615	10.54%	737	11.25%	667	10.19%	647	10.76%	578	10.23%
Commercial real estate	14,680	52.39%	14,166	50.85%	13,756	51.88%	13,056	50.10%	12,774	50.38%
Commercial	7,161	18.81%	7,455	19.39%	7,838	20.25%	7,965	21.33%	8,025	21.32%
Consumer	288	1.25%	249	1.18%	263	1.13%	228	1.18%	241	1.21%
Home equity and improvement	2,071	4.97%	2,032	5.15%	2,209	5.40%	2,255	5.49%	2,185	5.53%
	$27,639	100.00%	$27,321	100.00%	$27,267	100.00%	$26,683	100.00%	$26,341	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	3rd Qtr 2018	2nd Qtr 2018	1st Qtr 2018	4th Qtr 2017	3rd Qtr 2017
Allowance for loan losses / loans*	1.13%	1.15%	1.16%	1.14%	1.16%
Allowance for loan losses / non-performing assets	122.27%	135.69%	92.86%	82.75%	88.74%
Allowance for loan losses / non-performing loans	132.06%	148.97%	97.64%	86.87%	90.36%
Non-performing assets / loans plus OREO*	0.92%	0.84%	1.24%	1.37%	1.30%
Non-performing assets / total assets	0.73%	0.66%	0.97%	1.08%	1.01%
Net charge-offs / average loans (annualized)	0.18%	0.06%	(0.29)%	0.00%	0.01%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $427,000 in the third quarter of 2018 to $9.9 million from $9.5 million for the same period in 2017. The third quarter of 2018 had $76,000 in net gains or losses from the sale of securities, while the third quarter 2017 included gains of $158,000 from the sale of securities.

Service Fees. Service fees and other charges increased by $182,000 or 5.8% in the third quarter of 2018 compared to the same period in 2017. This is due mainly to growth in the number of loan and deposit accounts in 2018 compared to 2017.

Overdrawn balances, net of an allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be non-interest income rather than interest income. Fee income recorded for the quarters ending September 30, 2018 and 2017 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $686,000 and $641,000, respectively. Accounts charged off are included in non-interest expense. The allowance for uncollectible overdrafts was $21,000 at September 30, 2018, $24,000 at December 31, 2017, and $19,000 at September 30, 2017.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans was $1.9 million in the third quarter of 2018, up from $1.7 million in the third quarter of 2017. Gains from the sale of mortgage loans were $1.3 million in the third quarter of 2018, up from $1.2 million in the third quarter of 2017. Mortgage loan servicing revenue was $929,000 in the third quarter of 2018, up slightly from $911,000 in the third quarter of 2017. First Defiance had a positive change in the valuation adjustment in mortgage servicing assets of $8,000 in the third quarter of 2018 compared with a negative adjustment of $27,000 in the third quarter of 2017.

Insurance Commission Income. Income from the sale of insurance products increased $172,000 or 5.6% to $3.3 million in the third quarter of 2018, up from $3.1 million in the third quarter of 2017.

Non-Interest Expense.

Non-interest expense increased $1.8 million to $22.3 million for the third quarter of 2018 compared to $20.4 million for the same period in 2017. The increase is mainly attributable to the increase in compensation and benefits of $1.1 million further explained in the section below.

Compensation and Benefits. Compensation and benefits increased to $12.9 million in the third quarter of 2018, compared to $11.8 million in the third quarter of 2017. The increase in compensation and benefits versus the prior year reflects merit increases, additional increases to minimum pay levels, and increases to staff to achieve the overall growth strategies.

Occupancy. Occupancy expense increased by $194,000 to $2.2 million for the quarter ended September 30, 2018, compared to the same period in 2017. This can be attributed to continued growth strategies and newly signed leases in metro markets.

Data Processing. Data processing expense increased $287,000 to $2.2 million in the third quarter of 2018 compared to$1.9 million for the third quarter of 2017.

Other Non-Interest Expenses. Other non-interest expense of $4.0 million in the third quarter of 2018 increased from $3.7 million in the second quarter of 2017. Other expenses in the third quarter 2018 include an increase in advertising in certain markets as well as an increase in management consulting expenses.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2018 was 59.22% compared to 58.70% for the third quarter of 2017.

Nine Months Ended September 30, 2018 and 2017

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2018 was $34.2 million compared to income of $22.9 million for the same period in 2017. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2018 were $1.68 and $1.67, respectively, compared to basic and diluted earnings per common share of $1.15 and $1.15, respectively, for the same period in 2017.

The first nine months of 2018 includes the results from the operations of the Commercial Savings Bank (“CSB”) acquisition completed on February 24, 2017 and the Corporate One Benefits Agency, Inc. (“Corporate One”) acquisition completed on April 1, 2017. In addition, the first nine months of 2017 includes merger and conversion expenses related to the acquisitions of $3.9 million, which had an after tax impact of $2.8 million, or $0.14 per diluted share.

Net Interest Income

Net interest income was $79.8 million for the first nine months of 2018 compared with $71.3 million in the first nine months of 2017. Average interest-earning assets increased to $2.71 billion in the first nine months of 2018 compared to $2.51 billion in the first nine months of 2017.

For the nine month period ended September 30, 2018, total interest income was $91.2 million compared to $79.6 million for the same period in 2017. Interest expense increased by $3.1 million to $11.4 million for the nine months ended September 30, 2018 compared to $8.3 million for the same period in 2017.

Net interest margin for the first nine months of 2018 was 3.97%, up 9 basis points from the 3.88% margin reported in the nine month period ended September 30, 2017.

Provision for Loan Losses

The provision for loan losses was $704,000 for the nine months ended September 30, 2018, compared to $2.6 million expense during the nine months ended September 30, 2017. Charge-offs for the first nine months of 2018 were $2.6 million and recoveries of previously charged off loans totaled $2.9 million for net recoveries of $252,000. By comparison, $3.0 million of charge-offs were recorded in the same period of 2017 and $780,000 of recoveries were realized for net charge-offs of $2.2 million.

Non-Interest Income

Total non-interest income increased $655,000 to $30.8 million for the nine months ended September 30, 2018 from $30.2 million recognized for the same period in 2017.

Service Fees. Service fees and other charges were $9.8 million for the first nine months of 2018, up from $9.1 million for the same period in 2017. This is mainly due to the increased loan and deposit base year over year.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $366,000 to $5.6 million for the nine months ended September 30, 2018 from $5.3 million for the same period in 2017. Gains realized from the sale of mortgage loans increased $167,000 to $3.7 million for the first nine months of 2018 from $3.6 million for the same period in 2017. Mortgage loan servicing revenue increased slightly to $2.8 million in the first nine months of 2018 from $2.77 million for the same period in 2017. The Company recorded a positive valuation adjustment of $91,000 in the first nine months of 2018 compared to a positive adjustment of $21,000 in the first nine months of 2017.

Insurance Commission Income. Income from the sale of insurance and investment products was $11.0 million in the first nine months of 2018, an increase of $1.2 million from $9.8 million in the first nine months of 2017. The increase is primarily due to added commissions from the Corporate One merger completed on April 1, 2017.

Bank-Owned Life Insurance. Income from bank-owned life insurance was $1.4 million in the first nine months of 2018, a decrease of $1.3 million from $2.7 million in the same period of 2017. In February 2017, the Company surrendered an underperforming BOLI policy, recorded a tax penalty of $1.7 million (recorded in income tax expense), and purchased a new BOLI policy receiving a $1.5 million enhancement value gain.

Non-Interest Expense

Non-interest expense was $68.2 million for the first nine months of 2018, up $4.0 million from $64.2 million for the same period in 2017.

Compensation and Benefits. Compensation and benefits increased to $39.0 million for the nine months ended September 30, 2018, compared to $37.6 million for the same period in 2017. The increase is mainly related to merit increases, additional increases to minimum pay levels, higher incentive compensation, increases to staff related to growth strategies, and increased personnel expenses related to operating the new CSB and Corporate One locations.

Occupancy. Occupancy expense increased by $500,000 to $6.3 million for the nine months ended September 30, 2018, compared $5.8 million in the same period in 2017. This can be attributed to continued growth strategies and newly signed leases in metro markets.

Data Processing. Data processing expense increased $517,000 to $6.3 million in the first nine months of 2018 compared to $5.8 million for the first nine months of 2017 due to strategic spending initiatives.

Other Non-Interest Expenses. Other non-interest expenses increased $1.5 million to $13.2 million for the first nine months of 2018 from $11.7 million for the same period in 2017. The increase in other non-interest expense is primarily due to an OREO write-down of $544,000 and other miscellaneous expense increases over the previous year comparative period.

The efficiency ratio for the first nine months of 2018 was 61.29% compared to 62.66% for the same period in 2017.

Income Taxes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, establishing a new, flat corporate federal statutory income tax rate of 21% effective January 1, 2018.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 18.09% for the nine months ended September 30, 2018 compared to 33.95% for the same period in 2017. The tax rate for 2018 is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $33.0 million of cash provided by operating activities during the first nine months of 2018. The Company's cash provided by operating activities resulted from the origination of loans held for sale and net income mostly offset by the proceeds on the sale of loans.

At September 30, 2018, First Federal had $214.7 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $398.3 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $20.0 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB and other financial institutions are available.

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

The Company met each of the well capitalized ratio guidelines at September 30, 2018. The following table indicates the capital ratios for First Defiance (consolidated) and First Federal at September 30, 2018, and December 31, 2017. (In Thousands):

September 30, 2018
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$300,186	11.06%	$122,179	4.5%	N/A	N/A
First Federal	$319,815	11.79%	$122,079	4.5%	$176,337	6.5%

Tier 1 Capital (1)
Consolidated	$335,186	11.30%	$118,659	4.0%	N/A	N/A
First Federal	$319,815	10.81%	$118,357	4.0%	$147,946	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$335,186	12.35%	$162,905	6.0%	N/A	N/A
First Federal	$319,815	11.79%	$162,772	6.0%	$217,030	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$362,825	13.36%	$217,206	8.0%	N/A	N/A
First Federal	$347,454	12.81%	$217,030	8.0%	$271,287	10.0%

(1)	Excludes capital conservation buffer of 1.875% as of September 30, 2018.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.97 billion for consolidated and $2.96 billion for First Federal, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.72 billion for consolidated and $2.71 billion for First Federal, respectively.

December 31, 2017
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$274,832	10.43%	$118,596	4.5%	N/A	N/A
First Federal	$298,571	11.33%	$118,534	4.5%	$171,216	6.5%

Tier 1 Capital (1)
Consolidated	$309,832	10.80%	$114,773	4.0%	N/A	N/A
First Federal	$298,571	10.43%	$114,539	4.0%	$143,173	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$309,832	11.76%	$158,128	6.0%	N/A	N/A
First Federal	$298,571	11.33%	$158,046	6.0%	$210,728	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$336,515	12.77%	$210,838	8.0%	N/A	N/A
First Federal	$325,254	12.35%	$210,728	8.0%	$263,410	10.0%

(1)	Excludes capital conservation buffer of 1.25% as of December 31, 2017.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.87 billion for consolidated and $2.86 billion for First Federal. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.64 billion for consolidated and $2.63 billion for First Federal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in First Defiance’s Annual Report on Form 10-K for the year ended December 31, 2017, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

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

The table below presents, for the twelve months subsequent to September 30, 2018 and December 31, 2017, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of September 30, 2018, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2018, remained relatively stable for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2017.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2018		December 31, 2017
Gradual Change in Interest Rates
+200	$1,545	1.36%	$2,354	2.18%
+100	749	0.66%	1,200	1.11%
-100	(1,742)	-1.54%	(3,033)	-2.81%

Immediate Change in Interest Rates
+200	$2,953	2.60%	$4,821	4.47%
+100	1,586	1.40%	2,463	2.28%
-100	(4,883)	-4.31%	(6,223)	-5.77%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Company’s Board mandated guidelines as of September 30, 2018, except for the down 200 basis points over the first twelve months in a dynamic and static shock balance sheet and the down 200 basis points over the cumulative 24 months in both a dynamic and static balance sheet. Management is reviewing the Board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with Board guidelines.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 200 basis points as of September 30, 2018, was considered to be unlikely given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2018, and the year-ended December 31, 2017.

September 30, 2018
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	718,064	58,359	8.85%
+ 300 bp	708,925	49,220	7.46%
+ 200 bp	695,958	36,253	5.50%
+ 100 bp	680,279	20,574	3.12%
0 bp	659,704	-	-
- 100 bp	623,802	(35,903)	(5.44)%
- 200 bp	568,249	(91,455)	(13.86)%

December 31, 2017
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	700,563	80,544	12.99%
+ 300 bp	685,883	65,864	10.62%
+ 200 bp	668,127	48,108	7.76%
+ 100 bp	647,439	27,420	4.42%
0 bp	620,019	-	-
- 100 bp	585,967	(34,052)	(5.49)%

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, including those disclosure controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended September 30, 2018.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended September 30, 2018 (share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, June 30, 2018				755,000
July 1 – July 31, 2018	-	$-	-	755,000
August 1 – August 31, 2018	-	-	-	755,000
September 1 – September 30, 2018	-	-	-	755,000
Total	-	$-	-	755,000

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized another program for the repurchase of up to 5% of the outstanding common shares or 900,000 shares. There is no expiration date for the repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of First Defiance (1)
Exhibit 3.2	Amendment to Articles of Incorporation of First Defiance (2)
Exhibit 3.3	Code of Regulations of First Defiance (3)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at September 30, 2018 and December 31, 2017, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Nine Months ended September 30, 2018 and 2017 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2018 and 2017, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2018 and 2017, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated by reference to the like numbered exhibit in the Registrant’s Form S-3 (File No. 333-163014), filed on November 10, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-26850), filed on June 22, 2018.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 POS (File No. 333-197203), filed on July 17, 2018.

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: November 9, 2018	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and Chief Financial Officer

