Form 10-K
period 2018-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2019-02-28
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and ask price of such stock as of June 30, 2018, was approximately $675.1 million.

As of January 31, 2019, there were issued and outstanding 20,067,268 shares of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of the registrant’s shareholders.

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

The Company’s philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards, and safe and sound assets. The Company operates as a locally- oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. The Company’s local market orientation is reflected in its market area management and local advisory boards, which are comprised of local business persons, professionals and other community representatives that assist area management in responding to local banking needs.

The Company’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth organically and through acquisitions of financial institutions, branches and financial services businesses. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market area presence or have the potential for improved profitability through financial management, economies of scale and expanded services. The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of premiums over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in any future transaction.

At December 31, 2018, the Company had consolidated assets of $3.2 billion, consolidated deposits of $2.6 billion, and consolidated stockholders’ equity of $399.6 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

On June 22, 2018, the Company announced a stock split in the form of a share distribution of two common shares for each outstanding common share. The stock split was distributed on July 12, 2018, to shareholders of record as of July 2, 2018. All share and per share data in this Form 10-K have been adjusted and are reflective of the stock split.

First Defiance's website, www.fdef.com, contains a hyperlink under the Investor Relations section to EDGAR, where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after First Defiance has filed the report with the United States Securities and Exchange Commission (“SEC”).

The Subsidiaries

The Company’s core business operations are conducted through its subsidiaries:

First Federal Bank of the Midwest: First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through thirty-six full-service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Marion, Ottawa, Paulding, Putnam, Seneca, Williams, Wood, and Wyandot counties in northwest and central Ohio, three full-service banking center offices in Allen County in northeast Indiana, five full-service banking center offices in Lenawee County in southeast Michigan and one commercial loan production office in Ann Arbor, Michigan, that was opened late in the fourth quarter of 2017.

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

First Insurance Group of the Midwest: First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business throughout First Federal’s Markets. The Maumee and Oregon, Ohio, offices were consolidated into a new office in Sylvania, Ohio, in January 2018. First Insurance offers property and casualty insurance, life insurance and group health insurance.

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

Business Strategy

First Defiance’s primary objective is to be a high-performing, community-focused financial institution, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Mission & Vision and Core Values initiatives. First Defiance also has a tagline of “Better Together” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization. In the later part of 2017, the Company recognized the need to adapt its organization structure to meet certain future strategic objectives and to continue its past success. The Company believes that fully utilizing the strengths of its leadership team and a structure that supports strategic initiatives will enhance its ability to achieve even more objectives in the future. As such, the Company redefined its market areas to support strategies to enhance processes and efficiencies to support overall growth. The new structure includes three metro markets; Toledo, Ohio, Fort Wayne, Indiana, and Columbus, Ohio, and two legacy markets; Southern Market Area and Northern Market Area.

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

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. First Federal also offers online banking services, which include mobile banking, People Pay (“P2P”), online bill pay, and online account opening as well as the MoneyPass ATM Network offering access to our customers to over 32,000 ATMs nationwide without a surcharge fee.

Fee Income Development - Generation of fee income and the diversification of revenue sources are accomplished through the mortgage banking operation, First Insurance and the wealth management department as First Defiance seeks to reduce reliance on retail transaction fee income.

Deposit Growth - First Federal’s focus has been to grow core deposits with an emphasis on total relationship banking for both our retail and commercial customers. First Federal’s pricing strategy considers the whole relationship of the customer. First Federal continues to focus on increasing its market share in the communities it serves by providing quality products with extraordinary customer service, business development strategies and branch expansion. First Federal will look to grow its footprint in areas believed to further complement its overall market share and complement its strategy of being a high-performing community bank.

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

Securities

First Defiance’s securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer, Controller, and the Chief Executive Officer can each approve transactions up to $3.0 million. Two of the three officers are required to approve transactions between $3.0 million and $5.0 million. All transactions in excess of $5.0 million must be approved by the Board of Directors.

First Defiance’s investment portfolio includes 86 CMO issues totaling $101.5 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2018.

First Defiance’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.”  Securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet the Company’s liquidity needs.

The carrying value of securities at December 31, 2018, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Rate %	Years	Rate %	Years	Rate %	Years	Rate %	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$10,089	3.22	$31,531	3.20	$22,882	3.15	$11,715	3.15	$76,217	3.12
CMOs - residential	15,941	3.29	51,402	3.29	32,464	3.25	4,618	3.31	104,425	3.12
U.S. government and federal agency obligations	-	-	519	2.00	2,000	3.00	-	-	2,519	2.00
Obligations of states and political subdivisions (1)	802	4.07	9,528	3.31	32,689	3.61	56,805	3.38	99,824	3.55
Corporate bonds	-	-	12,910	3.48	-	-	-	-	12,910	2.36
Total	$26,832		$105,890		$90,035		$73,138		$295,895
Unamortized premiums/ (discounts)									1,312
Unrealized gain on securities available for sale and unrecognized gain on held to maturity									(2,605)
Total									$294,602

(1)	Tax exempt yield based on effective tax rate of 21%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 79%.

The carrying value of investment securities is as follows:

	December 31
	2018	2017	2016
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$2,503	$508	$3,915
Obligations of state and political subdivisions	99,887	92,828	88,043
CMOs - residential, REMICS and mortgage-backed securities	178,880	154,210	146,019
Trust preferred stock and preferred stock	-	1	2
Corporate bonds	12,806	13,103	13,013
Total	$294,076	$260,650	$250,992

Held-to-maturity securities:
Mortgage-backed securities	$51	$68	$91
Obligations of state and political subdivisions	475	580	93
Total	$526	$648	$184

For additional information regarding First Defiance’s investment portfolio, refer to Note 5 – Investment Securities to the Consolidated Financial Statements.

Interest-Bearing Deposits

The Company had $43.0 million and $55.0 million in overnight investments at the Federal Reserve at December 31, 2018 and 2017, respectively, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits at the FHLB of Cincinnati and other financial institutions amounting to $1.7 million and $2.0 million at December 31, 2018 and 2017, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2018, First Federal serviced 14,606 loans totaling $1.41 billion of principal. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to, and then services for, Freddie Mac, Fannie Mae and FHLB. At December 31, 2018, 66.40%, 32.70% and 0.85% of the Company’s sold loans were to Freddie Mac, Fannie Mae and FHLB, respectively.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2018			2017			2016
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in Thousands)

Less than 3.00%	1,843	$158,038	11.19%	2,024	$189,700	13.69%	2,191	$225,328	16.42%
3.00% -3.99%	6,218	647,182	45.85	6,598	710,084	51.22	6,279	682,157	49.72
4.00% -4.99%	4,746	495,217	35.08	3,919	377,821	27.26	3,551	332,023	24.20
5.00% - 5.99%	1,096	77,154	5.46	1,122	68,423	4.94	1,405	83,775	6.11
6.00% - 6.99%	557	28,672	2.03	626	33,658	2.43	749	41,055	2.99
7.00% and over	146	5,570	0.39	158	6,382	0.46	175	7,680	0.56
Total	14,606	$1,411,833	100.00%	14,447	$1,386,068	100.00%	14,350	$1,372,018	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens.

The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

					December 31
	2018				2017				2016
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)

1–5 years	439	3.01%	$10,212	0.72%	444	3.07%	$8,346	0.60%	529	3.69%	$7,432	0.54%
6–10 years	2,777	19.01	172,130	12.19	2,557	17.70	162,190	11.70	1,784	12.43	102,132	7.44
11–15 years	2,707	18.53	249,274	17.66	3,012	20.85	278,655	20.10	3,671	25.58	343,750	25.05
16–20 years	1,049	7.18	93,775	6.64	1,258	8.71	109,300	7.89	1,526	10.63	135,540	9.88
21–25 years	2,915	19.96	299,815	21.24	2,460	17.03	248,919	17.96	1,846	12.86	169,496	12.35
More than 25 years	4,719	32.31	586,627	41.55	4,716	32.64	578,658	41.75	4,994	34.81	613,668	44.74
Total	14,606	100.00%	$1,411,833	100.00%	14,447	100.00%	$1,386,068	100.00%	14,350	100.00%	$1,372,018	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2018, First Federal’s limit on loans-to-one borrower was $52.6 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $30.5 million, $28.4 million, $28.2 million, $26.8 million and $26.6 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2018.

Loan Portfolio Composition – The net increase in net loans receivable over the prior year was $189.7 million, $407.4 million (including $285.4 million acquired from CSB) and $137.8 million at December 31, 2018, 2017, and 2016, respectively. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in the northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating rental property totaled $982.5 million at December 31, 2018, which represents 37.9% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
1-4 family residential	$322,686	12.1%	$274,862	11.1%	$207,550	10.2%	$205,330	11.0%	$206,437	12.2%
Multi-family residential	278,358	10.4	248,092	10.1	196,983	9.7	167,558	9.0	156,530	9.3
Commercial real estate	1,126,452	42.3	987,129	40.0	843,579	41.5	780,870	41.8	683,958	40.6
Construction	265,772	10.0	265,476	10.8	182,886	9.0	163,877	8.7	112,385	6.7
Total real estate loans	1,993,268	74.8	1,775,559	72.0	1,430,998	70.4	1,317,635	70.5	1,159,310	68.8

Other:

Commercial	509,577	19.1	526,142	21.3	469,055	23.0	419,349	22.4	399,730	23.7
Home equity and improvement	128,152	4.8	135,457	5.5	118,429	5.8	116,962	6.2	111,813	6.6
Consumer finance	34,405	1.3	29,109	1.2	16,680	0.8	16,281	0.9	15,466	0.9
	672,134	25.2	690,708	28.0	604,164	29.6	552,592	29.5	527,009	31.2
Total loans	2,665,402	100.0%	2,466,267	100.0%	2,035,162	100.0%	1,870,227	100.0%	1,686,319	100.0%
Less:
Undisbursed loan funds	123,293		115,972		93,355		66,902		38,653
Net deferred loan origination fees	2,070		1,582		1,320		1,108		880
Allowance for loan losses	28,331		26,683		25,884		25,382		24,766
Net loans	$2,511,708		$2,322,030		$1,914,603		$1,776,835		$1,622,020

In addition to the loans reported above, First Defiance had $6.6 million, $10.4 million, $9.6 million, $5.5 million, and $4.5 million in loans classified as held for sale at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2018, regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Years After December 31, 2018
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$559,270	$241,509	$902,900	$141,645	$56,473	$91,471	$1,993,268
Other loans:
Commercial	342,026	60,473	100,384	4,714	900	1,080	509,577
Home equity and improvement	113,673	2,455	5,921	2,924	1,373	1,806	128,152
Consumer finance	17,194	6,183	9,887	1,141	-	-	34,405
Total	$1,032,163	$310,620	$1,019,092	$150,424	$58,746	$94,357	$2,665,402

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2018, which has fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)

Real estate	$483,202	$950,796	$1,433,998
Commercial	105,171	62,380	167,551
Other	30,189	1,501	31,690
	$618,562	$1,014,677	$1,633,239

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

A commercial loan application is first reviewed by a commercial lender and underwritten by a commercial credit analyst. All loan requests must be presented for review or approval to a Regional Credit Officer. Loans which exceed $1,000,000 must then be presented to the Chief Credit Officer or Credit Administration Officer for approval. These two positions can also approve loans up to $2,000,000 individually or $4,000,000 when using their authority concurrently. Any loan in excess of these limits must be presented for approval to the Executive Loan Committee.

Residential mortgage applications are accepted by retail lenders or branch managers, who utilize an automated underwriting system to review the loan request. First Federal also receives mortgage applications via an online residential mortgage origination system. A final approval of all residential mortgage applications is made by a member of a centralized underwriting staff within their designated lending limits. Loan requests in excess or outside an individual underwriter’s limit are approved by a Regional or Chief Credit Officer and, if necessary, by the Executive Loan Committee.

Retail lenders and branch managers are authorized to originate and approve direct consumer loan requests that are within policy guidelines and within the lender’s approved lending limit. Loans in excess of the lender’s approved lending limit may be approved by retail lending managers up to their approved lending limit. Loans in excess of the retail lending manager’s authorized lending limit or outside of policy must be approved by a Regional or Chief Credit Officer and, if necessary, by the Executive Loan Committee.

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

Adjustable-rate loans represented 22.0% of First Federal’s total originations of one-to-four family residential mortgage loans in 2018 compared to 9.9% and 10.8% during 2017 and 2016, respectively.

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

The following table shows total loans originated, loan reductions, and the net increase in First Federal’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2018	2017	2016
	(In Thousands)
Loan originations:
1-4 family residential	$282,109	$240,921	$294,307
Multi-family residential	70,665	74,342	59,957
Commercial real estate	279,251	181,289	166,437
Construction	184,631	205,088	138,553
Commercial	186,943	219,588	389,037
Home equity and improvement	58,918	68,856	56,816
Consumer finance	22,260	15,185	10,426
Total loans originated	1,084,777	1,005,269	1,115,533
Loans acquired in acquisitions:	-	285,448	-
Loans purchased:	-	11,476	822
Loan reductions:
Loan pay-offs	335,738	350,971	232,302
Loans sold	236,598	231,073	282,589
Periodic principal repayments	317,128	288,215	432,445
	889,464	870,259	947,336
Net increase in total loans and loans held for sale	$195,313	$431,934	$169,019

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2018, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

1-4 family residential real estate	$946	0.04%	$993	0.04%	$1,571	0.06%	$3,510	0.14%
Multi- family residential	-	0.00	-	0.00	-	0.00	-	0.00
Commercial real estate	130	0.00	417	0.02	3,008	0.11	3,555	0.13
Construction	-	0.00	-	0.00	-	0.00	-	0.00
Commercial	297	0.01	53	0.00	4,073	0.15	4,423	0.16
Home equity and improvement	1,427	0.05	144	0.01	90	0.00	1,661	0.06
Consumer finance	133	0.00	76	0.00	96	0.00	305	0.01
Total	$2,933	0.10%	$1,683	0.07%	$8,838	0.32%	$13,454	0.50%

Overall, the level of delinquencies at December 31, 2018, declined slightly from the levels at December 31, 2017, when First Defiance reported that 0.53% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has increased to 0.32% at December 31, 2018, from 0.20% at December 31, 2017. The level of total loans 60-89 days delinquent decreased to 0.07% at December 31, 2018, from 0.12% at December 31, 2017. The level of loans that were 30 to 59 days past due decreased to 0.10% at December 31, 2018, from 0.21% at December 31, 2017. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

Non-performing Assets – All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collectability of additional interest is not expected. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. First Defiance also places loans on non-accrual status when the loan is paying as agreed but the Company believes the financial condition of the borrower is such that this classification is warranted. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are generally applied to the outstanding principal balance but may be recorded as interest income, depending on the assessment of the ultimate collectability of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by allocating a portion of the allowance for loan losses on cash flow dependent loans and by charging off the deficiency on collateral dependent loans.

Loans originated by First Federal having principal balances of $45.8 million, $56.3 million and $27.4 million were considered impaired as of December 31, 2018, 2017 and 2016, respectively. These amounts of impaired loans exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans, except for those classified as troubled debt restructurings. There was $1.8 million of interest received and recorded in income during 2018 related to impaired loans. There was $1.4 million and $1.7 million recorded in 2017 and 2016, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2018, 2017 and 2016 was $1.1 million, $1.1 million, and $1.2 million, respectively. The average recorded investment in impaired loans during 2018, 2017 and 2016 (excluding loans accounted for under FASB ASC Topic 310 Subtopic 30) was $49.2 million, $47.4 million and $32.8 million, respectively. The total allowance for loan losses related to these loans was $0.6 million, $0.8 million, and $0.8 million at December 31, 2018, 2017 and 2016, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2018, First Defiance recognized $552,000 of expense related to write-downs in value of real estate acquired by foreclosure or acquisition. The balance of real estate owned at December 31, 2018, was $1.2 million. During 2017, there was $20,000 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition. The balance of real estate owned at December 31, 2017 was $1.5 million.

As of December 31, 2018, First Defiance’s total non-performing loans amounted to $19.0 million or 0.75% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $30.7 million or 1.31% of total loans, at December 31, 2017. Non-performing loans are loans which are more than 90 days past due or on non-accrual. The non-performing loan balance for 2018 includes $16.3 million of loans that were originated by First Federal and also considered impaired, compared to $25.5 million for 2017.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Non-performing loans:
1-4 family residential real estate	$3,640	$3,037	$2,928	$2,610	$3,332
Multi-family residential real estate	102	128	2,639	2,419	2,539
Commercial real estate	10,255	18,091	6,953	7,429	12,635
Commercial	4,500	8,841	1,007	3,078	4,993
Home equity and improvement	393	590	730	689	619
Consumer finance	126	28	91	36	12
Total non-performing loans	19,016	30,715	14,348	16,261	24,130

Real estate owned	1,205	1,532	455	1,321	6,181
Total repossessed assets	1,205	1,532	455	1,321	6,181

Total non-performing assets	$20,221	$32,247	$14,803	$17,582	$30,311

Restructured loans, accruing	$11,573	$13,770	$10,544	$11,178	$24,686

Total non-performing assets as a percentage of total assets	0.64%	1.08%	0.60%	0.77%	1.39%
Total non-performing loans as a percentage of total loans*	0.75%	1.31%	0.74%	0.90%	1.47%
Total non-performing assets as a percentage of total loans plus OREO*	0.80%	1.37%	0.76%	0.97%	1.83%
Allowance for loan losses as a percent of total non-performing assets	140.11%	82.75%	174.86%	144.36%	81.71%

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

Loans are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static along with a static loan environment. To the extent that the portfolio grows at a rapid rate or overall quality or the loan environment deteriorates, the provision generally will exceed charge-offs. However, in certain circumstances, net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged-off or as overall credit or the loan environment improves. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2018, First Defiance’s allowance for loan losses totaled $28.3 million compared to $26.7 million at December 31, 2017. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2018	2017	2016	2015	2014
	(Dollars in Thousands)

Allowance at beginning of year	$26,683	$25,884	$25,382	$24,766	$24,950
Provision for credit losses	1,176	2,949	283	136	1,117
Charge-offs:
1-4 family residential real estate	(261)	(279)	(350)	(282)	(426)
Commercial real estate and multi-family	(1,387)	(429)	(92)	(468)	(1,018)
Commercial	(724)	(2,301)	(615)	(68)	(2,982)
Consumer finance	(233)	(139)	(94)	(53)	(41)
Home equity and improvement	(269)	(301)	(268)	(350)	(392)
Total charge-offs	(2,874)	(3,449)	(1,419)	(1,221)	(4,859)
Recoveries	3,346	1,299	1,638	1,701	3,558
Net (charge-offs) recoveries	472	(2,150)	219	480	(1,301)
Ending allowance	$28,331	$ 2 6,683	$25,884	$25,382	$24,766

Allowance for loan losses to total non-performing loans at end of year	148.99%	86.87%	180.40%	156.09%	102.64%
Allowance for loan losses to total loans at end of year*	1.12%	1.14%	1.33%	1.41%	1.50%
Net charge-offs (recoveries) for the year to average loans	-0.02%	0.10%	-0.01%	-0.03%	0.08%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses decreased in 2018 from the previous year despite growth in the loan portfolio due to a decrease in net charge-offs and improving credit quality. Management feels that the level of the allowance for loan losses at December 31, 2018, is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition” above.

	December 31
	2018		2017		2016		2015		2014
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
1-4 family residential	$2,881	12.1%	$2,532	11.1%	$2,627	10.2%	$3,212	11.0%	$2,494	12.2%
Multi-family residential real estate	3,101	10.4	2,702	10.1	2,228	9.7	2,151	9.0	2,453	9.3
Commercial real estate	12,041	42.3	10,354	40.0	10,625	41.5	11,772	41.8	11,268	40.6
Construction	682	10.0	647	10.8	450	9.0	1 517	8.7	221	6.7
Commercial loans	7,281	19.1	7,965	21.3	7,361	23.0	5,192	22.4	6,509	23.7
Home equity and improvement loans	2,026	4.8	2,255	5.5	2,386	5.8	2,270	6.2	1,704	6.6
Consumer loans	319	1.3	228	1.2	207	0.8	171	0.9	117	0.9
	$28,331	100.0%	$26,683	100.0%	$25,884	100.0%	$25,382	100.0%	$24,766	100.0%

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

To supplement its funding needs, First Defiance also has the ability to utilize the national market for certificates of deposit. First Defiance has used these deposits in the past and could in the future if necessary. First Defiance has no national market certificates of deposit as of December 31, 2018 or 2017.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$562,439	-	$528,926	-	$441,731	-
Interest-bearing demand deposits	1,026,383	0.27%	955,248	0.18%	798,266	0.17%
Savings deposits	297,492	0.04	284,814	0.04	235,137	0.04
Time deposits	621,239	1.78	530,414	1.33	430,487	1.12
Totals	$2,507,553	0.56%	$2,299,402	0.38%	$1,905,621	0.33%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2018 (In Thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2019	$24,347
June 30, 2019	20,481
September 30, 2019	8,791
December 31, 2019	6,865
After December 31, 2019	29,328
Total retail certificates of deposit with balances $250,000 or greater	$89,812

The following table details the deposit accrued interest payable as of December 31:

	2018	2017
	(In Thousands)

Interest-bearing demand deposits and money market accounts	$52	$29
Certificates of deposit	314	68
	$366	$97

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

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	Years Ended December 31
	2018	2017	2016
	(Dollars in Thousands)
Long-term:
FHLB advances	$60,189	$84,279	$103,943
Weighted average interest rate	1.68%	1.55%	1.42%

Short-term:
FHLB advances	$25,000	$-	$-
Weighted average interest rate	2.45%	-	-
Securities sold under agreement to repurchase	$5,741	$26,019	$31,816
Weighted average interest rate	0.31%	0.20%	0.22%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2018	2017	2016
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$84,306	$105,214	$103,943
Average balance	67,365	102,115	84,944
Weighted average interest rate	1.75%	1.44%	1.42%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2018	2017	2016
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$40,000	$-	$30,000
Average balance	6,082	44	861
Weighted average interest rate	1.33%	0.80%	0.39%
Securities sold under agreement to repurchase:
Maximum balance	$5,741	$26,019	$57,984
Average balance	8,911	23,337	52,821
Weighted average interest rate	0.26%	0.23%	0.26%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2018, there was $85.2 million outstanding under various FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2018 and 2017, no outstanding balances existed under First Defiance’s short-term Cash Management Advance Line of Credit. The total available under the Cash Management Advance Line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available, under which $25.0 million was drawn at December 31, 2018. There were no borrowings against this line at December 31, 2017. Amounts are generally borrowed under these lines on an overnight basis. First Defiance’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2018, other than amounts available on the REPO and Cash Management line, First Defiance had additional borrowing capacity with the FHLB of $447.4 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and was in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $14.2 million at December 31, 2018, and $16.0 million at December 31, 2017. First Federal held stock of the FHLB of Indianapolis of $2,500 at December 31, 2018, and $5,000 at December 31, 2017.

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

Subordinated Debentures – In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 4.29% and 3.09% as of December 31, 2018 and 2017, respectively.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 4.17% and 2.97% as of December 31, 2018 and 2017, respectively.

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

Employees

First Defiance had 696 employees at December 31, 2018. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it maintains good relationships with its personnel.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law. The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion. Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the Federal Reserve Board takes action to maintain those standards. Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to First Federal even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered “well capitalized” under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8% and 10%, unless the bank’s federal banking agency determines that the organization’s risk profile warrants a more stringent leverage ratio. The Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets. Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets). Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The OCC, the Federal Reserve Board and the FDIC also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles (“GAAP”).

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

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

In July 2013, the federal banking regulators issued final new capital rules applicable to smaller banking organizations which also implement certain provisions of the Dodd-Frank Act. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016, through January 1, 2019.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of CET1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The capital conservation buffer was fully phased in effective January 1, 2019 at 2.5%.

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

Effective January 1, 2015, in order to be “well-capitalized,” a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2018, First Federal met the ratio requirements in effect to be deemed "well-capitalized." See Note 17 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.

The following table sets forth the amounts and percentage levels of regulatory capital of First Defiance and First Federal, the minimum amounts required for each of First Defiance and First Federal, and the amounts required for First Federal to be deemed well capitalized under the prompt corrective action system, all as of December 21, 2018. (Dollars in Thousands):

	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$303,860	11.00%	$124,339	4.5%	N/A	N/A
First Federal	$322,520	11.68%	$124,225	4.5%	$179,436	6.5%

Tier 1 Capital (2)
Consolidated	$338,860	11.14%	$121,716	4.0%	N/A	N/A
First Federal	$322,520	10.62%	$121,461	4.0%	$151,827	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$338,860	12.26%	$165,786	6.0%	N/A	N/A
First Federal	$322,520	11.68%	$165,633	6.0%	$220,844	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$367,191	13.29%	$221,048	8.0%	N/A	N/A
First Federal	$350,851	12,71%	$220,844	8.0%	$276,055	10.0%

(1)	Excludes capital conservation buffer of 1.875% as of December 31, 2018.
(2)	Core capital is computed as a percentage of adjusted total assets of $3.04 billion for consolidated and for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.76 billion for consolidated and for the Bank.

In September 2017, the Federal Reserve, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify various aspects of the capital rules for community banks, including First Federal, in an attempt to reduce the regulatory burden for such smaller financial institutions. In November 2017, the federal banking agencies extended, for the community banks, the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered. As described above, the bank regulatory agencies have proposed revised capital requirements under the Regulatory Relief Act.

Dividends – Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $22.0 million in dividends to First Defiance in 2018 and $13.0 million in 2017. Generally, First Federal may not pay dividends to First Defiance in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year-to-date net profits without the approval of the OCC. First Insurance paid $1.6 million in dividends to First Defiance in 2018 and $1.8 million in dividends in 2017. First Defiance Risk Management paid $950,000 in dividends to First Defiance in 2018 and $1.0 million in dividends in 2017.

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

Deposit Insurance – The FDIC maintains the Deposit Insurance Fund (“DIF’), which insures the deposit accounts of First Federal to the maximum amount provided by law. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States government.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution. The FDIC may also impose a special assessment in an emergency situation.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the ratio of the DIF to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The DRR reached 1.36% at September 30, 2018. The credits will be applied when the reserve ratio is at least 1.38%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in September 2019. The Financing Corporation has projected that the last assessment will be collected on the March 29, 2019 FDIC invoice.

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

Consumer Protection Laws and Regulations – Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones, and has commenced enforcement actions. The following are just some of the consumer protection laws applicable to First Federal:

•      Community Reinvestment Act of 1977 (“CRA”): imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods.

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

In October 2017, the CFPB issued a final rule (the “Payday Rule”) with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections is required starting on August 19, 2019. The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan. The second major part of the rule applies to the same types of loans as well as certain other longer-term loans that are repaid directly from the borrower's account. The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower's account after two consecutive payment attempts have failed, unless the lender obtains the consumer's new and specific authorization to make further withdrawals from the account. The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower’s account.

On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule. First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020. It has requested comments on the proposed delay to be made within 30 days. Second, the CFPB proposed to rescind provisions of the Payday Rule that (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements. The CFPB has requested comments to be made within 90 days on this proposal. These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans. The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives.

CRA - Under the CRA, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application to acquire another financial institution or open a new branch. As of its last examination, First Federal received a CRA rating of “satisfactory.”

In June 2010, the Federal Reserve, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the Joint Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Joint Guidance made incentive compensation part of the regulatory agencies’ examination process, with the findings of the supervisory initiatives included in reports of examination and enforcement actions possible.

In May 2016, the federal bank regulatory agencies approved a joint notice of proposed rules (the “Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more. For all covered institutions, including Level 3 institutions like First Defiance, the proposed rule would:

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

Patriot Act – In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) was signed into law in October 2001. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. First Federal has established policies and procedures that it considers to be in compliance with the requirements of the Patriot Act.

Volcker Rule – The Volcker Rule under the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule, which became effective in July 2015, does not impact the operations of First Defiance or its subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule and banks under $10.0 billion in assets are exempted from the Volcker Rule provisions.

Item	1A. Risk Factors

The risks listed below present risks that could have a material impact on the Company’s financial condition, results of operations, or business. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Company’s business operations.

Economic, political and financial market conditions may adversely affect First Defiance’s operations and financial condition.

First Defiance’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services First Defiance offers, is highly dependent upon the business environment in the markets where the Company operates, mainly in the State of Ohio, Northeast Indiana and Southeast Michigan. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond First Defiance’s control may adversely affect its deposit levels and cost/composition, demand for loans, the ability of its borrowers to repay their loans and the value of the collateral securing the loans it makes. Because First Defiance has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and First Defiance’s ability to sell the collateral upon foreclosure.

The election of a new United States President in 2016 has resulted in substantial changes in economic and political conditions for the United States and the remainder of the world. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States. The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the United States are unknown. While these changes do not have a direct, immediate impact on First Defiance’s financial performance, we cannot predict how the change in the political climate will affect the economy and First Defiance’s performance in the future.

First Defiance’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2018, First Federal’s portfolio of commercial real estate loans totaled $1.4 billion, or approximately 52.2% of total loans. First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

At December 31, 2018, First Federal’s portfolio of commercial loans totaled $509.6 million, or approximately 19.1% of total loans. Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

First Defiance targets its business lending towards small- and medium-sized businesses, many of which have fewer financial resources than larger companies and may be more susceptible to economic downturns. If general economic conditions negatively impact these businesses, First Defiance’s results of operations and financial condition may be adversely affected.

If First Defiance's actual loan losses exceed its allowance for loan losses, First Defiance's net income will decrease.

In accordance with GAAP, First Defiance must maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, are referred to as the allowance for loan losses. First Defiance's allowance for loan losses is based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current economic conditions in the primary lending area, prior experience, possible losses arising from specific problem loans, and management's evaluation of the risks in the current portfolio. However, there are many factors that can result in actual loan losses exceeding the allowance.

For instance, in deciding whether to extend credit or enter into other transactions with customers and counterparties, First Defiance may rely on information provided to us by customers and counterparties, including financial statements and other financial information. First Defiance may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Such information may not turn out to be accurate. Further, First Defiance's loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. As a result, First Defiance may experience significant loan losses, which could have a material adverse effect on its operating results.

The amount of future losses also is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond management's control, and these losses may exceed current estimates. Further, federal regulatory agencies, as an integral part of their examination process, review First Defiance's loans and allowance for loan losses and may require that First Defiance increase its allowance. Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance, which will be effective for First Defiance in the first quarter of 2020. That accounting change exposes First Defiance to increased risk of failure to establish a sufficient allowance and the possibility that First Defiance will need to increase its allowance substantially through an increase to the provision for loan losses, which will adversely affect First Defiance's net income.

As a result of any of the above factors, First Defiance's allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on First Defiance's operating results. There is no assurance that First Defiance will not further increase the allowance for loan losses. Either of these occurrences could have a material adverse effect on First Defiance's financial condition and results of operations.

Changes in interest rates can adversely affect First Defiance’s profitability.

First Defiance’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond First Defiance’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest First Defiance receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) First Defiance’s ability to originate loans and obtain deposits, (ii) the fair value of First Defiance’s financial assets and liabilities, and (iii) the average duration of certain assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, First Defiance’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages. All investment securities are subject to changes in market value due to changing interest rates and implied credit spreads. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on First Defiance’s results of operations and financial condition.

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

Laws, regulations and periodic regulatory reviews may affect First Defiance’s results of operations.

The earnings of financial institutions are affected by the regulations and policies of various regulatory authorities, including the Federal Reserve, the OCC, the FDIC and the CFPB. The Federal Reserve has extensive supervisory authority over the Company, affecting a comprehensive range of matters relating to ownership and control of First Defiance’s shares, First Defiance’s acquisition of other companies and businesses, permissible activities for the Company to engage in, maintenance of adequate capital levels and other aspects of operations. These supervisory and regulatory powers are intended primarily for the protection of First Defiance’s depositors and borrowers and the DIF, rather than First Defiance’s shareholders.

As discussed above, in October 2017, the CFPB issued the Payday Rule with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections is required starting on August 19, 2019. Then, on February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule regarding the underwriting provisions. These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans. The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives. First Defiance is currently assessing the expected effect of this new rule on First Defiance's lending businesses and on First Defiance’s financial condition and results of operations. The costs of complying with this regulation or a determination to discontinue certain types of consumer lending in light of the expense of compliance could have an adverse effect on the financial conditions and results of operations of the Company.

Changes in tax laws could adversely affect First Defiance's financial condition and results of operations.

First Defiance is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to the tax laws could have a material adverse effect on First Defiance's results of operations. In addition, First Defiance's customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by customers, including changes in the deductibility of mortgage loan related expenses, may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for First Defiance's loans and deposit products. In addition, such negative effects on First Defiance's customers could result in defaults on the loans already made and decrease the value of mortgage-backed securities in which First Defiance has invested.

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other changes, limits the amount of state, federal and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety. Such limits and eliminations may result in customer defaults on loans already made and decrease the value of mortgage-backed securities in which First Defiance has invested.

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

Competition affects First Defiance’s earnings.

First Defiance’s continued profitability depends on its ability to continue to effectively compete to originate loans and attract and retain deposits. Competition for both loans and deposits is intense in the financial services industry. The Company competes in its market area by offering superior service and competitive rates and products. The type of institutions First Defiance competes with include large regional commercial banks, smaller community banks, savings institutions, mortgage banking firms, credit unions, finance companies, brokerage firms, insurance agencies and mutual funds. As a result of their size and ability to achieve economies of scale, certain of First Defiance’s competitors can offer a broader range of products and services than the Company can offer. In addition, the OCC has recently announced that it will start accepting applications for bank charters from nondepository financial technology companies engaged in banking activities, which will add to the number of parties with whom the Company competes. Further, technological advances allow consumers to pay bills and transfer funds electronically without banks. Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches. To stay competitive in its market area, First Defiance may need to adjust the interest rates on its products to match rates of its competition, which could have a negative impact on net interest margin.

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

First Defiance’s employees handle a significant amount of funds, as well as financial and personal information. First Defiance also depends upon third-party vendors who have access to funds and personal information about customers. Cybersecurity breaches of other companies, such as the breach of the systems of a credit bureau, may result in criminals using personal information obtained from such other source to impersonate a customer of First Defiance and obtain funds from customer accounts. Further, First Defiance may be affected by data breaches at retailers and other third parties who participate in data interchanges with First Defiance’s customers that involve the theft of customer credit and debit card data, which may include the theft of debit card personal identification numbers (“PIN”) and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in First Defiance incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on First Defiance’s results of operations.

Although First Defiance has implemented systems to minimize the risk of fraudulent taking or misuse of funds or information, there can be no assurance that such systems will be adequate or that a taking or misuse of funds or information by employees, by third parties who have authorized access to funds or information, or by third parties who are able to access funds or information without authorization will never occur. First Defiance could be held liable for such an event and could also be subject to regulatory sanctions. First Defiance could also incur the expense of developing additional controls and investing in additional equipment or contracts to prevent future such occurrences. Although First Defiance has insurance to cover such potential losses, First Defiance cannot provide assurance that such insurance will be adequate to meet any liability, and insurance premiums may rise substantially if First Defiance suffers such an event. In addition, any loss of trust or confidence placed in First Defiance by our customers could result in a loss of business, which could adversely affect our financial condition and results of operations, or result in a loss of investor confidence, hurting First Defiance’s stock price and ability to acquire capital in the future. First Defiance could also lose revenue by the wrongful appropriation of confidential information about its business operations by competitors who use the information to compete with First Defiance.

First Defiance could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, First Defiance’s computer systems.

First Defiance relies heavily on its own information systems and those of vendors to conduct business and to process, record, and monitor transactions. Risks to the system could result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of a ransomware attack in which a business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. First Defiance is also at risk for the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which First Defiance deals.

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

First Defiance’s business strategy focuses on planned growth, including strategic acquisitions, and its financial condition and results of operations could be negatively affected if First Defiance fails to grow or fails to manage its growth effectively.

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

As a unitary thrift holding company, First Defiance is a separate legal entity from First Federal and does not have significant operations of its own. Dividends from First Federal provide a significant source of capital for First Defiance. The availability of dividends from First Federal is limited by various statutes and regulations. The federal banking regulators require that insured financial institutions and their holding companies should generally only pay dividends out of current operating earnings. It is possible, depending upon the financial condition of First Federal and other factors, that the OCC, as First Federal’s primary regulator, could assert that the payment of dividends or other payments by First Federal are an unsafe or unsound practice. In the event First Federal is unable to pay dividends to First Defiance, First Defiance may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from First Federal could adversely affect First Defiance’s business, financial condition, results of operations or prospects.

Failure to integrate or adopt new technology may undermine First Defiance’s ability to meet customer demands, leading to adverse effects on First Defiance’s financial condition and results of operations.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. First Defiance’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. First Defiance may not be able to effectively implement or have the resources to implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could adversely affect First Defiance’s business, financial condition, or results of operations.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect First Defiance’s income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

First Defiance may be the subject of litigation, which would result in legal liability and damage to its business and reputation.

From time to time, First Defiance may be subject to claims or legal action from customers, employees or others. Financial institutions like First Defiance are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. First Defiance is also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding its businesses. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other financial institutions, First Defiance is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against First Defiance could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2018, First Federal conducted its business from its main office at 601 Clinton St., Defiance, Ohio, and 43 other full-service banking centers in northwest and central Ohio, northeast Indiana and southeast Michigan as well as a loan production office in southeast Michigan. First Insurance conducted its business primarily from nine offices in northwest Ohio.

In October 2018, First Federal opened a branch located at 203 E. Berry St., Fort Wayne, Indiana. This office is leased.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton St., Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Rd., Defiance, Ohio.

The following table sets forth certain information with respect to the offices and other properties of the Company at December 31, 2018. See Note 9 to the Consolidated Financial Statements.

	Leased/	Net Book Value
Description/address	Owned	of Property	Deposits
		(In Thousands)
First Federal
Main Office - 601 Clinton St., Defiance, OH	Owned	$2,908	$268,657
Operations Center - 25600 Elliott Rd., Defiance, OH	Owned	4,495	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH	Owned	490	160,615
211 S. Fulton St., Wauseon, OH	Owned	282	75,492
625 Scott St., Napoleon, OH	Owned	778	97,500
1050 E. Main St., Montpelier, OH	Owned	216	52,327
1800 Scott St., Napoleon, OH	Owned	1,030	42,728
1177 N. Clinton St., Defiance, OH	Owned, Land Lease Leased	634	45,905
905 N. Williams St., Paulding, OH	Owned	593	92,873
201 E. High St., Hicksville, OH	Owned	250	36,928
3900 N. Main St., Findlay, OH	Owned	731	64,763
1694 N. Countyline St., Fostoria, OH	Owned	510	61,838
1226 W. Wooster St., Bowling Green, OH	Owned	810	129,991
301 S. Main St., Findlay, OH	Owned	669	107,898
405 E. Main St., Ottawa, OH	Owned	250	97,812
124 E. Main St., McComb, OH	Owned	142	22,156
7591 Patriot Dr., Findlay, OH	Owned	972	55,377
417 W. Dussel Dr., Maumee, OH	Owned, Land Lease	624	101,954
230 E. Second St., Delphos, OH	Owned	777	108,086
105 S. Greenlawn Ave., Elida, OH	Owned	276	44,050
2600 Allentown Rd., Lima, OH	Owned	866	51,231
22020 W. State Rt. 51, Genoa, OH	Owned	674	37,187
3426 Navarre Ave., Oregon, OH	Owned	744	42,202
1077 Louisiana Ave., Perrysburg, OH	Owned	477	50,288
2565 Shawnee Rd., Lima, OH	Owned	1,151	44,475
1595 W. Dupont Rd., Fort Wayne, IN	Leased	-	33,692
135 S. Main St., Glandorf, OH	Leased	-	19,395

300 N. Main St., Adrian, MI	Owned	646	85,995
1701 W. Maumee St., Adrian, MI	Owned	178	50,110
211 W. Main St., Morenci, MI	Owned	150	36,192
539 S. Meridian Hwy., Hudson, MI	Owned	453	49,559
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,325	64,201
1200 N. Main St., Bowling Green OH	Owned	1,508	14,884
9909 Illinois Rd, Fort Wayne, IN	Owned	1,859	56,102
4501 Cemetery Rd, Hilliard, OH	Owned	928	9,970
2920 W. Central Ave., Toledo, OH	Owned	158	2,073
118 S. Sandusky Ave., Upper Sandusky, OH	Owned	1,106	121,574
112 E. Liberty St., Arlington, OH	Owned	83	20,610
128 S. Vance St., Carey, OH	Owned	167	54,926
17480 Cherokee St., Harpster, OH	Owned	132	12,662
279 Jamesway Dr., Marion, OH	Owned	686	36,909
195 Barks Rd. West, Marion, OH	Owned	613	41,947
1707 Cherry St., Toledo, OH	Owned	56	9,145
1995 Highland Dr., Suite A, Ann Arbor, MI	Leased	-	-
5520 Monroe St., Sylvania, OH	Leased	16	7,669
203 E. Berry St., Fort Wayne, IN	Leased	26	934

First Insurance Group
511 Fifth St., Defiance, OH	Leased	409	N/A
209 W. Poe Rd., Bowling Green, OH	Leased	-	N/A
204 E. High St., Bryan, OH	Leased	-	N/A
2600 Allentown Rd., Lima, OH	Leased	-	N/A
107 Ditto St., Suite 400, Archbold, OH	Leased	-	N/A
101 W. Sandusky St., Suite 306, Findlay, OH	Leased	-	N/A
1650 N. Countyline St., Suite 200, Fostoria, OH	Leased	-	N/A
643 Miami St., Suite 5, Tiffin, OH	Leased	-	N/A
5520 Monroe St., Suite A, Sylvania, OH	Leased	-	N/A
		$31,848	$2,620,882

Item 3.	Legal Proceedings

First Defiance is involved in routine legal proceedings that are incidental to and occur in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The NASDAQ Global Select Market under the symbol “FDEF.” As of January 31, 2019, the Company had approximately 2,347 shareholders of record.

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common shares and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2013, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
First Defiance Financial Corp.	100.00	134.08	151.90	208.51	217.83	210.01
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56
SNL Midwest Thrift	100.00	114.29	139.95	168.52	160.27	146.29

The following table provides information regarding First Defiance’s purchases of its common shares during the fourth quarter period ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2018	-	$-	-	755,000
November 1 – November 30, 2018	145,422	27.63	145,422	609,578
December 1 – December 31, 2018	85,738	26.96	85,738	523,840
Total	231,160	$27.38	231,160	523,840

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized a program for the repurchase of up to 5% of the outstanding common shares or 900,000 shares. There is no expiration date for the new repurchase program.

The information set forth under the caption “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans” of this Form 10-K is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2018. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2018	2017	2016	2015	2014
	(Dollars and Shares in Thousands, Except Per Share Data)
Financial Condition:
Total assets	$3,182,376	$2,993,403	$2,477,597	$2,297,676	$2,178,952
Investment securities	294,602	261,298	251,176	236,678	239,634
Loans receivable, net	2,511,708	2,322,030	1,914,603	1,776,835	1,622,020
Allowance for loan losses	28,331	26,683	25,884	25,382	24,766
Non-performing assets (1)	20,221	32,247	14,803	17,582	30,311
Deposits and borrowers’ escrow balances	2,624,534	2,440,581	1,984,278	1,838,811	1,763,122
FHLB advances	85,189	84,279	103,943	59,902	21,544
Stockholders’ equity	399,589	373,286	293,018	280,197	279,505
Share Information:
Basic earnings per share	$2.27	$1.62	$1.61	$1.44	$1.28
Diluted earnings per share	2.26	1.61	1.60	1.41	1.22
Book value per common share	19.81	18.38	16.31	15.39	15.09
Tangible book value per common share (2)	14.71	13.24	12.80	11.89	11.62
Cash dividends per common share	0.64	0.50	0.44	0.39	0.31
Dividend payout ratio	28.19%	30.96%	27.41%	27.00%	24.51%
Weighted average diluted shares outstanding	20,468	20,056	18,070	18,742	19,938
Shares outstanding end of period	20,171	20,312	17,966	18,204	18,470
Operations:
Interest income	$124,717	$108,102	$87,383	$80,836	$76,248
Interest expense	16,462	11,431	8,440	6,781	6,559
Net interest income	108,255	96,671	78,943	74,055	69,689
Provision for loan losses	1,176	2,949	283	136	1,117
Noninterest income	39,208	40,081	34,030	31,803	31,641
Noninterest expense	89,412	85,351	71,093	67,889	66,758
Income before tax	56,875	48,452	41,597	37,833	33,455
Federal income tax	10,626	16,184	12,754	11,410	9,163
Net Income	46,249	32,268	28,843	26,423	24,292
Performance Ratios:
Return on average assets	1.52%	1.13%	1.20%	1.19%	1.12%
Return on average equity	12.03%	9.19%	10.10%	9.52%	8.78%
Interest rate spread (2)	3.79%	3.74%	3.61%	3.71%	3.57%
Net interest margin (2)	3.98%	3.88%	3.74%	3.81%	3.68%
Ratio of operating expense to average total assets	2.93%	2.99%	2.97%	3.05%	3.09%
Efficiency ratio (2)	60.29%	61.81%	62.20%	63.01%	65.32%
Other Ratios:
Equity to total assets at end of period	12.56%	12.47%	11.83%	12.19%	12.83%
Average equity to average assets	12.61%	12.32%	11.91%	12.49%	12.79%
Asset Quality Ratios:
Non-performing assets to total assets at end of period (1)	0.64%	1.08%	0.60%	0.77%	1.39%
Allowance for loan losses to total loans*	1.12%	1.14%	1.33%	1.41%	1.50%
Net charge-offs (recoveries) to average loans	-0.02%	0.10%	-0.01%	-0.03%	0.08%

(1)	Non-performing assets include non-accrual loans that are contractually past due 90 days or more and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
(2)	Refer to Non-GAAP Financial Measures in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowing and saving habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers or customers.

•	Technological changes including core system conversions.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”) and other accounting standard setters.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

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

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains GAAP financial measures and certain non-GAAP financial measures. Management believes that these measures are helpful in understanding the Company’s results of operations or financial position. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures at December 31, 2018 and 2017.

Non-GAAP Financial Measures – Net Interest Income on an

FTE basis, Net Interest Margin and Efficiency Ratio

(In Thousands)	December 31, 2018	December 31, 2017
Net interest income (GAAP)	$108,255	$96,671
Add: FTE adjustment	1,004	1,914
Net interest income on a FTE basis (1)	$109,259	$98,585

Noninterest income – less securities gains/(losses) (2)	$39,035	$39,497
Noninterest expense (3)	89,412	85,351
Average interest-earning assets less average unrealized gains/(losses) on securities(4)	2,744,752	2,542,129
Average interest-earning assets	2,741,215	2,545,261
Average unrealized gains/losses on securities	(3,537)	3,132

Ratios:
Net interest margin (1) / (4)	3.98%	3.88%
Efficiency ratio (3) / (1) + (2)	60.29%	61.81%

Non-GAAP Financial Measures – Tangible Book Value

(In Thousands, except per share data)	December 31, 2018	December 31, 2017
Total Shareholders’ Equity (GAAP)	$399,589	$373,286
Less: Goodwill	(98,569)	(98,569)
Intangible assets	(4,391)	(5,703)
Tangible common equity (1)	$296,629	$269,014
Common shares outstanding (2)	20,171	20,312
Tangible book value per share (1) / (2)	$14.71	$13.24

Overview

First Defiance is a unitary thrift holding company that conducts business through its wholly-owned subsidiaries, First Federal, First Insurance and First Defiance Risk Management.

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 44 full service banking centers in fourteen northwest and central Ohio counties, one northeast Indiana county, and one southeastern Michigan county. First Federal operates one loan production office in Ann Arbor, Michigan, which is located in Washtenaw County.

First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. First Insurance is an insurance agency that conducts business throughout First Federal’s Markets. The previous Maumee and Oregon, Ohio offices were consolidated into a new office in Sylvania, Ohio, in January 2018.

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

On June 22, 2018, the Company announced a stock split in the form of a share distribution of two common shares for each outstanding common share. The stock split was distributed on July 12, 2018, to shareholders of record as of July 2, 2018. All share and per share data in this Form 10-K have been adjusted and are reflective of the stock split.

Financial Condition

Assets at December 31, 2018, totaled $3.18 billion compared to $2.99 billion at December 31, 2017, an increase of $188.3 million or 6.3%. The increase in assets was primarily due to an increase in loans receivable, net of undisbursed loan funds and deferred fees and costs, of $191.3 million, and an increase in securities of $33.3 million. These increases were funded primarily by an increase in total deposits of $183.2 million.

Securities

The securities portfolio increased $33.3 million to $294.6 million at December 31, 2018. The 2018 activity in the portfolio included $76.6 million of purchases, which were partially offset by $1.2 million of amortization, $32.7 million of principal pay-downs and maturities, and $5.5 million of securities being sold. There was a net loss of $3.5 million in the market value of available-for-sale securities. For additional information regarding First Defiance’s investment securities see Note 5 to the Consolidated Financial Statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $191.3 million to $2.54 billion at December 31, 2018. For more details on the loan balances, see Note 7 – Loans Receivable to the Consolidated Financial Statements.

The majority of First Defiance’s commercial real estate and commercial loans are to small- and mid-sized businesses. The combined commercial, commercial real estate and multi-family real estate loan portfolios totaled $1.85 billion and $1.76 billion at December 31, 2018 and 2017, respectively, and accounted for approximately 71.8% and 71.4% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The 1-4 family residential portfolio totaled $322.7 million at December 31, 2018, compared with $274.9 million at the end of 2017. At the end of 2018, those loans comprised 12.1% of the total loan portfolio, up from 11.1% at December 31, 2017.

Construction loans, which include one-to-four family and commercial real estate properties, increased to $265.8 million at December 31, 2018, compared to $265.5 million at December 31, 2017. These loans accounted for approximately 10.0% and 10.8% of the total loan portfolio at December 31, 2018 and 2017, respectively.

Home equity and home improvement loans decreased to $128.2 million at December 31, 2018, from $135.5 million at the end of 2017. At the end of 2018, those loans comprised 4.8% of the total loan portfolio, down from 5.5% at December 31, 2017.

Consumer finance and mobile home loans were $34.4 million at December 31, 2018 up from $29.1 million at the end of 2017. These loans accounted for approximately 1.3% and 1.2% of the total loan portfolio at December 31, 2018 and 2017, respectively.

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

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and if appropriate, based on First Federal’s assessment of the appraisal, such as age, market, etc. First Federal will discount the appraisal amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the selling costs. In most instances, if the appraisal is more than twelve to fifteen months old, a new appraisal may be required. Finally, First Federal assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge-off is necessary.

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

Loan modifications constitute a troubled debt restructuring (“TDR”) if First Federal, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. For loans that are considered TDRs and the balance is over $250,000, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a specific reserve in the allowance for loan and lease losses. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged-off. For loans that are considered TDRs and the balance is under $250,000 a specific reserve is carried in the allowance for loan and lease losses based on a general reserve analysis. As of December 31, 2018, and December 31, 2017, First Federal had $11.6 million and $13.8 million, respectively, of loans that were still performing and which were classified as TDRs.

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

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. For loans that are considered impaired and the balance is over $250,000, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a specific reserve in the allowance for loan and lease losses. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is usually charged-off. For loans that are considered impaired and the balance is under $250,000 a specific reserve is carried in the allowance for loan and lease losses based on a general reserve analysis. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserve was $595,000 at December 31, 2018, and $758,000 at December 31, 2017.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors. For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type to allocate historic loss experience. The loss experience factor is then applied to the non-impaired loan portfolio. The Company utilizes loss migration measurement for each loan portfolio segment with differentiation between loan risk grades in calculating the general reserve component for non-impaired loans. Beginning December 31, 2016, the historical loss calculation was changed from using a an average of four (4) four-year loss migration periods to using an average of all four-year loss migration periods to the present beginning with data from the second quarter 2011. Management believes this enhancement is consistent with the rationale of the previous measurement but provides a more precise calculation of historical losses by incorporating more data points for the average loss ratio and including periods that provide a more complete coverage of the full business cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio.

The quantitative general allowance remained steady at $5.9 million at December 31, 2018, from $6.0 million at December 31, 2017, due to relatively small changes in the historical loss rates from the migration analysis.

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

The qualitative analysis at December 31, 2018, indicated a general reserve of $21.8 million compared with $20.0 million at December 31, 2017, an increase of $1.8 million. Management reviews the overall economic, environmental and risk factors quarterly and determines appropriate adjustments to these sub-factors based on that review.

The economic factors for all loan segments decreased in 2018 primarily due to strengthening trends in the U.S. economy, particularly unemployment rates, which decreased in all markets.

The environmental factors increased in 2018 for all loan segments. This is principally due to an increase in credit concentrations and an increase in the mix of lending in First Federal’s defined metro markets.

The risk factors decreased in 2018 in most loan segments with the largest decrease being in commercial. This is due to favorable trends in the levels of non-performing loans and classified assets.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.48% for construction loans to 1.50% for home equity and improvement loans.

As a result of the quantitative and qualitative analysis, along with the change in specific reserves, the Company’s provision for loan losses for 2018 was $1.2 million compared to $2.9 million for 2017. The allowance for loan losses was $28.3 million at December 31, 2018, and $26.7 million at December 31, 2017, and represented 1.12% and 1.14% of loans, net of undisbursed loan funds and deferred fees and costs, respectively. The provision was offset by charge-offs of $2.9 million and recoveries of $3.3 million resulting in an increase to the overall allowance for loan loss of $1.6 million. In management’s opinion, the overall allowance for loan losses of $28.3 million as of December 31, 2018, is adequate.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2018, First Defiance recorded OREO write-downs that totaled $552,000. These amounts were included in other noninterest expense. Management believes that the values recorded at December 31, 2018, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased from $59.4 million at December 31, 2017 to $50.8 million at December 31, 2018, a reduction of $8.6 million, due to payoffs and an upgrade of a large classified relationship during 2018.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 149.0% at December 31, 2018, compared with 86.9% at December 31, 2017. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2018, are appropriate.

At December 31, 2018, First Defiance had total non-performing assets of $20.2 million, compared to $32.2 million at December 31, 2017. Non-performing assets include loans that are 90 days past due, OREO and other assets held for sale.

The decrease in non-performing assets between December 31, 2018, and December 31, 2017, is primarily in commercial loans and commercial real estate loans. The balance of commercial non-performing loans was $4.3 million lower at December 31, 2018, compared to December 31, 2017. The balance of commercial real estate loans was $7.9 million lower at December 31, 2018, compared to December 31, 2017.

Non-performing loans in the 1-4 family residential, commercial real estate and commercial loan categories represent 1.13%, 0.74% and 0.88% of the total loans in those categories respectively at December 31, 2018, compared to 1.10%, 1.47% and 1.68% respectively for the same categories at December 31, 2017. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2018 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The net charge-offs and non-accrual loan balances as a percentage of total are presented in the table below at December 31, 2018 and 2017.

Table 1 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2018		As of December 31, 2018
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$130	27.54%	$3,640	19.14%
Construction	-	0.00%	-	0.00%
Commercial real estate	610	129.24%	10,357	54.47%
Commercial	(1,497)	(317.16)%	4,500	23.66%
Consumer finance	207	43.85%	126	0.66%
Home equity and improvement	78	16.53%	393	2.07%
Total	$(472)	100.00%	$19,016	100.00%

	For the Twelve Months Ended December 31, 2017		As of December 31, 2017
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$164	7.63%	$3,037	9.89%
Construction	-	0.00%	-	0.00%
Commercial real estate	(260)	(12.09)%	18,219	59.32%
Commercial	2,058	95.77%	8,841	28.78%
Consumer finance	54	2.46%	28	0.09%
Home equity and improvement	134	6.23%	590	1.92%
Total	$2,150	100.00%	$30,715	100.00%

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at December 31, 2018 and 2017.

Table 2 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2018		December 31, 2017
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(Dollars in Thousands)
1-4 family residential	$2,881	12.1%	$2,532	11.1%
Multi-family residential real estate	3,101	10.4	2,702	10.1
Commercial real estate	12,041	42.3	10,354	40.0
Construction	682	10.0	647	10.8
Commercial loans	7,281	19.1	7,965	21.3
Home equity and improvement loans	2,026	4.8	2,255	5.5
Consumer loans	319	1.3	228	1.2
	$28,331	100.0%	$26,683	100.0%

Loans Acquired with Impairment

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

As of December 31, 2018, the total contractual receivable for those loans was $2.5 million and the recorded value was $2.3 million.

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

First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s Chief Credit Officer. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards described above at December 31, 2018, totaled $53.0 million, compared to $50.8 million at December 31, 2017. These loans are generally paying as agreed.

First Defiance does not make interest-only, first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill was $98.6 million at December 31, 2018, and December 31, 2017. Core deposit intangibles and other intangible assets decreased to $4.4 million at December 31, 2018, compared to $5.7 million at December 31, 2017. During 2018, changes to the core deposit intangibles and other intangibles were due to the recognition of $1.3 million of amortization expense. No impairment of goodwill was recorded in 2018 or 2017.

Deposits

Total deposits at December 31, 2018, were $2.62 billion compared to $2.44 billion at December 31, 2017, an increase of $183.2 million or 7.5%. Noninterest-bearing checking accounts grew by $35.8 million, interest-bearing checking accounts and money markets grew by $35.0 million, savings decreased by $9.2 million and retail certificates of deposit grew by $121.6 million. Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 11 – Deposits to the Consolidated Financial Statements.

Borrowings

FHLB advances totaled $85.2 million at December 31, 2018, compared to $84.3 million at December 31, 2017. The balance at the end of 2018 includes thirteen fixed-rate advances totaling $59.0 million with rates ranging from 1.14% to 2.50%, one amortizing advance of $1.2 million with a rate of 2.14% and one overnight advance of $25.0 million with a rate of 2.45%.

At December 31, 2018, First Defiance also had $5.7 million of securities that were sold with agreements to repurchase, compared to $26.0 million at December 31, 2017.

Equity

Total stockholders’ equity increased $26.3 million to $399.6 million at December 31, 2018, compared to $373.3 million at December 31, 2017. The increase in stockholders’ equity was the result of recording net income of $46.2 million. This was partially offset by the payment of $13.0 million of common stock dividends, the repurchase of 231,160 shares of common stock totaling $6.3 million and other comprehensive loss of $2.4 million.

Results of Operations

Summary

First Defiance reported net income of $46.2 million for the year ended December 31, 2018, compared to $32.3 million and $28.8 million for the years ended December 31, 2017 and 2016, respectively. On a diluted per common share basis, First Defiance earned $2.26 in 2018, $1.61 in 2017 and $1.60 in 2016.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $108.3 million for the year ended December 31, 2018, compared to $96.7 million and $78.9 million for the years ended December 31, 2017 and 2016, respectively. The tax-equivalent net interest margin was 3.98%, 3.88% and 3.74% for the years ended December 31, 2018, 2017 and 2016, respectively. The margin increased 10 basis points between 2017 and 2018. The increase in margin in 2018 was primarily due to the increase in interest rates as the federal rate hikes impacted asset yields more favorably than deposit costs as well as the mix of our noninterest-bearing balances. Interest-earning asset yields increased 26 basis points (to 4.59% in 2018 from 4.33% in 2017) and the cost of interest- bearing liabilities between the two periods increased 21 basis points (to 0.80% in 2018 from 0.59% in 2017).

Total interest income increased by $16.6 million or 15.4% to $124.7 million for the year ended December 31, 2018, from $108.1 million for the year ended December 31, 2017. This is due to solid loan growth, the increase in interest rates and a more profitable earning asset mix. Interest income from loans increased to $114.4 million for 2018 compared to $99.5 million in 2017, which represents an increase of 14.9%. The average balance of loans receivable increased $184.3 million to $2.4 billion at December 31, 2018, from $2.2 billion at December 31, 2017.

During the same period, the average balance of investment securities increased to $280.0 million in 2018 from $258.8 million for the year ended December 31, 2017. Interest income from investment securities increased to $8.1 million in 2018 compared to $6.9 million in 2017, which represents an increase of 17.1%. The overall duration of investments increased to 4.29 years at December 31, 2018, from 3.40 years at December 31, 2017.

Interest expense increased by $5.0 million in 2018 compared to 2017, to $16.5 million from $11.4 million. This increase was mainly due to a 21 basis point increase in the average cost of interest-bearing liabilities in 2018 and a $127.5 million increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $175.3 million to $1.95 billion at December 31, 2018, from $1.77 billion at December 31, 2017. Interest expense related to interest-bearing deposits was $13.9 million in 2018 compared to $8.8 million in 2017.

Interest expenses on FHLB advances and other interest-bearing funding sources were $1.3 million and $23,000 respectively, in 2018 and $1.5 million and $208,000 respectively in 2017. The decrease in FHLB advance expense was due to a $28.7 million decrease in the average balance of FHLB advances to $73.4 million at December 31, 2018, compared to $102.2 million at December 31, 2017. The decrease in average balances of FHLB advances offset an increase in the rate paid on FHLB advances as it increased to 1.72% at December 31, 2018, from 1.44% at December 31, 2017. Interest expense recognized by the Company related to subordinated debentures was $1.3 million in 2018 and $935,000 in 2017 due to rising rates.

Total interest income increased by $20.7 million or 23.7% to $108.1 million for the year ended December 31, 2017, from $87.4 million for the year ended December 31, 2016. This is primarily due to continued loan growth, the CSB acquisition, the increase in interest rates and a more profitable earning asset mix. Interest income from loans increased to $99.5 million for 2017 compared to $80.2 million in 2016, which represents an increase of 24.1%. The average balance of loans receivable increased $345.2 million to $2.2 billion at December 31, 2017, from $1.9 billion at December 31, 2016, due primarily to the CSB acquisition.

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

Interest expense increased by $3.0 million in 2017 compared to 2016, to $11.4 million from $8.4 million. This increase was mainly due to a seven basis point increase in the average cost of interest-bearing liabilities in 2017 and a $297.3 million increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $305.9 million to $1.77 billion at December 31, 2017, from $1.46 billion at December 31, 2016, primarily due to the CSB acquisition. Interest expense related to interest-bearing deposits was $8.8 million in 2017 compared to $6.3 million in 2016.

Interest expenses on FHLB advances and other interest-bearing funding sources were $1.5 million and $208,000 respectively, in 2017 and $1.3 million and $138,000 respectively in 2016. The increase in FHLB advance expense was primarily due to rising interest rates and a $16.3 million increase in the average balance of FHLB advances to $102.2 million at December 31, 2017, compared to $85.9 million at December 31, 2016. Interest expense recognized by the Company related to subordinated debentures was $935,000 in 2017 and $753,000 in 2016 due to rising rates.

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2018, 2017 and 2016:

Table 3 – Net Interest Margin

	Year Ended December 31
				(In Thousands)
	2018			2017			2016
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate

Interest-Earning Assets:
Loans receivable (5)	$2,382,941	$114,500	4.80%	$2,198,639	$99,742	4.54%	$1,853,419	$80,423	4.34%
Securities (6)	279,867	9,036	3.23%	258,775	8,654	3.39%	233,407	7,871	3.48%
Interest-earning deposits	63,261	1,270	2.01%	72,215	836	1.16%	67,420	367	0.54%
FHLB stock	15,146	915	6.04%	15,632	784	5.02%	13,800	552	4.00%
Total interest-earning assets	2,741,215	125,721	4.59%	2,545,261	110,016	4.33%	2,168,046	89,213	4.13%
Noninterest-earning assets	307,310			306,270			229,393

Total Assets	$3,048,525			$2,851,531			$2,397,439

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,945,114	$13,897	0.71%	$1,769,786	$8,818	0.50%	$1,463,890	$6,261	0.43%
FHLB advances	73,421	1,261	1.72%	102,155	1,470	1.44%	85,856	1,288	1.50%
Subordinated debentures	36,083	1,281	3.55%	36,156	935	2.58%	36,141	753	2.09%
Other borrowings	8,947	23	0.26%	27,929	208	0.74%	52,826	138	0.26%
Total interest-bearing liabilities	2,063,565	16,462	0.80%	1,936,026	11,431	0.59%	1,638,713	8,440	0.52%
Noninterest-bearing demand deposits	562,439	-		528,926	-		441,731	-
Total including non- interest- bearing demand deposits	2,626,004	16,462	0.63%	2,464,952	11,431	0.46%	2,080,444	8,440	0.41%
Other noninterest liabilities	38,216			35,343			31,361
Total Liabilities	2,664,220			2,500,295			2,111,805
Stockholders’ equity	384,305			351,236			285,634
Total liabilities and stockholders’ equity	$3,048,525			$2,851,531			$2,397,439
Net interest income; interest rate spread (3)		$109,259	3.79%		$98,585	3.74%		$80,773	3.61%

Net interest margin (4)			3.98%			3.88%			3.74%
Average interest-earning assets to average interest-bearing liabilities			132.8%			131.5%			132.3%

(1)	Interest on certain tax exempt loans (amounting to $380,000, $375,000 and $383,000 in 2018, 2017 and 2016, respectively) and tax-exempt securities ($3.4 million, $3.2 million and $3.0 million in 2018, 2017, and 2016, respectively) is not taxable for Federal income tax purposes. The average balance of such loans was $10.5 million, $11.5 million and $11.8 million in 2018, 2017, and 2016, respectively, while the average balance of such securities was $98.2 million, $91.2 million and $83.4 million in 2018, 2017, and 2016, respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21% for 2018 and 35% for 2017 and 2016.
(2)	At December 31, 2018, the yields earned and rates paid were as follows: loans receivable, 4.80%; securities, 3.32%; FHLB stock, 6.00%; total interest-earning assets, 4.66%; deposits, 0.57%; FHLB advances, 1.88%; other borrowings, 0.26%, subordinated debentures, 4.22%; total including non- interest-bearing liabilities, 0.66%; and interest rate spread, 3.99%.
(3)	Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(5)	For the purpose of the computation for loans, non-accrual loans are included in the average loans outstanding.

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

Table 4 – Changes in Interest Rates and Volumes (1)

	Year Ended December 31
	(In Thousands)
	2018 vs. 2017			2017 vs. 2016
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$6,107	$8,651	$14,758	$3,792	$15,527	$19,319
Securities	(306)	688	382	(66)	849	783
Interest-earning deposits	549	(115)	434	441	28	469
FHLB stock	156	(25)	131	152	80	232
Total interest-earning assets	$6,506	$9,199	$15,705	$4,319	$16,484	$20,803

Interest-Bearing Liabilities
Deposits	$4,135	$944	$5,079	$1,128	$1,429	$2,557
FHLB advances	252	(461)	(209)	(54)	236	182
Subordinated Debentures	348	(2)	346	182	-	182
Notes Payable	(91)	(94)	(185)	159	(89)	70
Total interest- bearing liabilities	$4,644	$387	$5,031	$1,415	$1,576	$2,991
Increase in net interest income			$10,674			$17,812

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses – First Defiance’s provision for loan losses was $1.2 million for the year ended December 31, 2018, compared to $2.9 million for December 31, 2017, and $283,000 for December 31, 2016.

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

Noninterest Income – Noninterest income decreased by $873,000 or (2.2%) in 2018 to $39.2 million from $40.1 million for the year ended December 31, 2017. That followed an increase of $6.1 million or 17.8% in 2017 from $34.0 million in 2016.

Service fees and other charges increased to $13.1 million for the year ended December 31, 2018, from $12.1 million for 2017 and increased from $10.9 million for 2016. The increase in service fees and other charges in 2018 and 2017 from 2016 is primarily due to increased number of deposit accounts and the CSB acquisition in 2017.

First Federal’s overdraft privilege program generally provides for the automatic payment of modest overdraft limits on all accounts deemed to be in good standing when the account is accessed using paper-based check processing, a teller withdrawal, a point-of-sale terminal, an automated clearing house (“ACH”) transaction, an online banking or voice-response transfer, or an automated teller machine (“ATM”). To be in good standing, an account must be brought to a positive balance within a 30-day period and have not excessively used the overdraft privilege program. Overdraft limits are established for all customers without discrimination using a risk assessment approach for each account classification. The approach includes a systematic review and evaluation of the normal deposit flows made to each account classification to establish reasonable and prudent negative balance limits that would be routinely repaid by normal, expected and reoccurring deposits. The risk assessment by portfolio approach assumes a minimal degree of undetermined credit risk associated with unidentified individual accounts that are overdrawn for 30 or more days. Consumer accounts overdrawn for more than 60 days are automatically charged off. Fees are charged as a one-time fee per occurrence, up to five charges per day, and the fee charged for an item that is paid is equal to the fee charged for a non-sufficient fund item that is returned.

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2018 and 2017, related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were both $2.8 million, respectively. Accounts charged-off are included in noninterest expense. The allowance for uncollectible overdrafts was $34,000 at December 31, 2018, and $24,000 at December 31, 2017.

Noninterest income also includes gains, losses and impairment on investment securities. In 2018, First Defiance realized a $173,000 gain on sale of securities. In 2017, a $584,000 gain was recognized compared to a $509,000 gain in 2016.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $7.1 million, $7.0 million and $7.3 million in 2018, 2017 and 2016, respectively. The $73,000 increase in 2018 from 2017 is attributable to a decrease of $123,000 in mortgage servicing rights amortization expense along with a $70,000 increase in servicing revenue and a $42,000 positive change in the valuation adjustments on mortgage servicing rights. This was partially offset by a $162,000 decrease in the gain on sale of loans. First Defiance originated $205.9 million of residential mortgages for sale into the secondary market in 2018 compared with $213.5 million in 2017. The balance of the mortgage servicing right valuation allowance was $300,000 at the end of 2018.

The $266,000 decrease in 2017 from 2016 is attributable to a $647,000 decrease in the gain on sale of loans, along with a $33,000 negative change in the valuation adjustments on mortgage servicing rights. These were partially offset by a decrease of $260,000 in mortgage servicing rights amortization expense along with a $154,000 increase in servicing revenue. First Defiance originated $213.5 million of residential mortgages for sale into the secondary market in 2017 compared with $263.7 million in 2016. The balance of the mortgage servicing right valuation allowance was $432,000 at the end of 2017. See Note 8 to the Consolidated Financial Statements.

Gains on the sale of non-mortgage loans, which include SBA and FSA loans, totaled $317,000 in 2018 compared to $217,000 in 2017 and $753,000 in 2016. The volume of eligible SBA loans decreased in 2018 and 2017 from levels in 2016.

Insurance commission income increased $1.2 million or 9.5% to $14.1 million in 2018 from $12.9 million in 2017 mainly due to having a full year results of the Corporate One acquisition and an increase in general production in the property and casualty and group employee benefits lines of business. Insurance commission income increased $2.4 million or 23.2% to $12.9 million in 2017 from $10.4 million in 2016 mainly due to the acquisition of Corporate One.

Income from bank owned life insurance decreased $1.3 million in 2018 to $1.8 million from $3.1 million in 2017. In 2017, the Company surrendered an underperforming BOLI policy and recorded a tax penalty of $1.7 million (recorded in income tax expense) and purchased a new BOLI policy receiving a $1.5 million enhancement value gain. The increase to $3.1 million in 2017 from $909,000 in 2016 is also due to the enhancement value gain.

Trust income decreased $241,000 to $2.1 million in 2018 from $2.3 million in 2017 and $1.7 million. The decrease in 2018 is due to a $428,000 positive accrual adjustment recorded in 2017 to bring trust fees to an accrual basis of accounting.

Other income decreased $1.3 million to $598,000 in 2018 compared to $1.9 million in 2017 and $1.5 million in 2016. The $1.3 million decrease in 2018 included a $388,000 decrease in deferred compensation plan assets compared to a $377,000 increase for the same period in 2017 due to stock market performance in 2018. The $316,000 increase in 2017 is due mainly to group benefit referral fees.

Noninterest Expense – Total noninterest expense for 2018 was $89.4 million compared to $85.4 million for the year ended December 31, 2017, and $71.1 million for the year ended December 31, 2016.

Compensation and benefits increased $2.8 million or 5.5% to $52.6 million from $49.8 million in 2017. The increase is mainly related to merit increases and investing some of the benefits of lower tax rates in support of our metro market growth strategies. Occupancy expense increased $934,000, to $8.6 million in 2018 compared to $7.7 million in 2017 and data processing expense increased $818,000 to $8.6 million in 2018 from $7.7 million in 2017 both increases primarily related to our metro market growth initiatives. Other noninterest expenses decreased $181,000 to $18.6 million in 2018 from $18.8 million in 2017. This decrease is due to an $806,000 benefit from the deferred compensation accounting correction as well as a $1.2 million reduction year over year due to the decline in the liabilities of the deferred compensation plan as a result of the stock market performance in the fourth quarter of 2018. See Note 19 to the Consolidation Financial Statements for further details.

Compensation and benefits increased $9.7 million or 24.0% to $49.8 million from $40.2 million in 2016. The increase is mainly related to personnel expenses both from certain benefit payouts associated with the CSB merger as well as operating the new CSB and Corporate One locations, merit increases and other new staff for growth strategies. Other noninterest expenses increased $2.8 million or 17.5% to $18.8 million in 2017 from $16.0 million in 2016. This is due mainly to $2.1 million increase in expenses associated with the acquisition of CSB and Corporate One, as well as an increase in the amortization of intangibles of $754,000. Occupancy expense increased $289,000, to $7.7 million in 2017 compared to $7.4 million in 2016 and data processing expense increased $1.4 million to $7.7 million in 2017 from $6.4 million in 2016.

Income Taxes – Income taxes totaled $10.6 million in 2018 compared to $16.2 million in 2017 and $12.8 million in 2016. The effective tax rates for those years were 18.7%, 33.4%, and 30.7%, respectively. The tax rate is lower than the statutory 21% and 35% tax rate for the Company mainly because of investments in tax-exempt securities. The increase in the effective tax rate in 2017 primarily relates to the surrender of a bank-owned life insurance policy which added $1.7 million to income tax expense. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes to the Consolidated Financial Statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income-generating rental property totaled $982.5 million at December 31, 2018, which represents 37.9% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.03% at December 31, 2018. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $53.1 million, $36.0 million and $27.0 million in 2018, 2017 and 2016, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. In 2017 and 2016, the Company purchased $11.5 million and $822,000, respectively, in portfolio residential home loans. There were no purchases in 2018.

In considering the more typical investing activities, during 2018, $32.6 million and $5.5 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $220.0 million was used by an increase in loans while $76.6 million was used to purchase available-for-sale investment securities. During 2017, $32.7 million and $34.2 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $133.4 million was used by an increase in loans while $73.0 million was used to purchase available-for-sale investment securities. During 2016, $36.4 million and $14.9 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $158.1 million was used by an increase in loans while $71.3 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. In 2018, total deposits increased by $183.2 million. Securities sold under repurchase arrangements decreased by $20.3 million in 2018. Also in 2018, the Company paid $13.0 million in common stock dividends and $6.3 million in common stock purchases. In 2017, total deposits increased by $148.1 million. Securities sold under repurchase arrangements decreased by $5.8 million in 2017. Also in 2017, the Company paid $9.9 million in common stock dividends. In 2016, total deposits increased by $145.5 million. Securities sold under repurchase arrangements decreased by $25.4 million in 2016. Also in 2016, the Company paid $7.9 million in common stock dividends and $6.3 million in common stock repurchases. For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2018, First Defiance had the following commitments to fund deposit, advance, borrowing obligations and post-retirement benefits:

Table 5 – Contractual Obligations

	Maturity Dates by Period at December 31, 2018
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Certificates of deposit	$680,384	$417,562	$216,319	$46,503	-
FHLB fixed advances including interest (1)	86,747	45,926	36,870	3,388	563
Subordinated debentures	36,083	-	-	-	36,083
Securities sold under repurchase agreements	5,741	5,741	-	-	-
Lease obligations	12,279	967	1,727	1,507	8,078
Post-retirement benefits	1,903	168	376	390	969
Total contractual obligations	$823,137	$470,364	$255,292	$51,788	$45,693

(1) Includes principal payments of $85,189, interest payments of $1,534 and fair value adj. on acquired balances of $24.

At December 31, 2018, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 6 – Commitments

	Total	Amount of Commitment Expiration by Period
Commitments	Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Fixed commitments to make loans	$44,352	$15,811	$5,228	$8,465	$14,848
Variable commitments to make loans	114,308	8,876	14,914	31,197	59,321
Fixed unused lines of credit	7,523	4,150	1,777	1,164	432
Variable unused lines of credit	382,189	162,724	4,349	7,018	208,098
Total loan commitments	548,372	191,561	26,268	47,844	282,699

Standby letters of credit	7,239	7,209	30	-	-

Total Commitments	$555,611	$198,770	$26,298	$47,844	$282,699

In addition to the above commitments, at December 31, 2018, First Defiance had commitments to sell $8.6 million of loans to Freddie Mac, Fannie Mae, or FHLB of Cincinnati.

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2018, First Defiance had additional borrowing capacity of $447.4 million under its agreements with the FHLB.

First Federal is subject to various capital requirements of the OCC. At December 31, 2018, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Defiance and First Federal’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

First Defiance has established various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) in the preparation of its Consolidated Financial Statements. The significant accounting policies of First Defiance are described in the footnotes to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of First Defiance.

Allowance for Loan Losses - First Defiance believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its Consolidated Financial Statements. In determining the appropriate estimate for the allowance for loan losses, management considers a number of factors relative to both specific credits in the loan portfolio and macro-economic factors relative to the economy of the United States as a whole and the economy of the northwest and central Ohio, northeast Indiana and southeast Michigan regions in which the Company does business.

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

In addition to the identification of specific customers who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, and other factors in providing for loan losses that have not been specifically classified. Management believes that the level of its allowance for loan loss is sufficient to cover the estimates loss incurred but not yet recognized on the loan portfolio. Refer to Allowance for Loan Losses in this Management’s Discussion and Analysis and Note 2 - Statement of Accounting Policies for a further description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

Goodwill and Intangibles - First Defiance has two reporting units: First Federal and First Insurance. At December 31, 2018, First Defiance had goodwill of $98.6 million, including $80.0 million in First Federal, representing 81% of total goodwill and $18.6 million in First Insurance, representing 19% of total goodwill. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

If, for any future period First Defiance determines that there has been impairment in the carrying value of goodwill balances, First Defiance will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

First Defiance has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. First Defiance determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2018 and 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

A significant portion of the Company’s revenues and net income is derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company’s performance due to changes in interest rates. The Company attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. First Defiance does not presently use off-balance sheet derivatives for risk management.

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. At December 31, 2018, the results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, First Defiance’s net interest income would increase by 2.88% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates, but are not considered in the simulation of net interest income.

The majority of First Federal’s lending activities are in commercial real estate and commercial loan areas. In addition to carrying higher credit risk than residential mortgage lending, such loans tend to be more rate sensitive than residential mortgage loans. The balance of First Federal’s commercial real estate and multi-family real estate loan portfolio was $1.40 billion, which was split between $181.7 million of fixed-rate loans and $1.22 billion of adjustable-rate loans, at December 31, 2018. The commercial loan portfolio decreased to $509.6 million, which was split between $165.8 million of fixed-rate loans and $343.8 million of adjustable-rate loans, at December 31, 2018. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than seven years. First Federal also has $128.2 million of home equity and improvement loans at December 31, 2018, of which $116.8 million fluctuate with changes in the prime lending rate and $11.3 million have fixed rates. First Federal also has $34.4 million of consumer loans at December 31, 2018, which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

The table below presents, for the twelve months subsequent to December 31, 2018, and December 31, 2017, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of December 31, 2018, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2018, was slightly less liability sensitive for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2017. The Company did not complete an earnings at risk analysis for the down 200 basis point change in rates as of December 31, 2017. Management noted the likelihood of a decrease beyond 100 basis points as of December 31, 2017, was considered to be unlikely given the interest rate levels at that time and therefore was not included in this analysis.

Table 7 – Net Interest Income Sensitivity Profile

	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2018		December 31, 2017
Gradual Change in Interest Rates
+200	$1,910	1.61%	$2,354	2.18%
+100	981	0.83%	1,200	1.11%
-100	(2,025)	-1.71%	(3,033)	-2.81%
-200	(6,236)	-5.27%	-	-
Immediate Change in Interest Rates
+200	$3,424	2.89%	$4,821	4.47%
+100	1,865	1.57%	2,463	2.28%
-100	(5,057)	-4.27%	(6,223)	-5.77%
-200	(14,455)	-12.21%	-	-

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Board mandated guidelines as of December 31, 2018, except for the down 200 basis points over the first twelve months in a static and dynamic-shock balance sheet as well as in the down 200 basis points for a cumulative twenty-four months in a Static and dynamic ramp balance sheet. Management is reviewing the Board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with Board mandated guidelines.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. This analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. However, the likelihood of a decrease in interest rates beyond 200 basis points as of December 31, 2018, was considered to be unlikely given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

Table 8 – Economic Value of Equity Analysis

December 31, 2018
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	751,259	66,752	9.75%	25.96%	404 bp
+ 300 bp	741,404	56,897	8.31%	25.13%	322 bp
+ 200 bp	729,505	44,998	6.57%	24.25%	233 bp
+ 100 bp	710,688	26,181	3.82%	23.18%	126 bp
0 bp	684,507	-	-	21.92%	–
- 100 bp	642,625	(41,882)	(6.12)%	20.26%	(165) bp
- 200 bp	578,124	(106,383)	(15.54)%	18.04%	(387) bp

December 31, 2017
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
(Dollars in Thousands)
+ 400 bp	700,563	80,544	12.99%	25.63%	462 bp
+ 300 bp	685,883	65,864	10.62%	24.63%	362 bp
+ 200 bp	668,127	48,108	7.76%	23.53%	252 bp
+ 100 bp	647,439	27,420	4.42%	22.36%	135 bp
0 bp	620,019	-	-	21.01%	–
- 100 bp	585,967	(34,052)	(5.49)%	19.52%	(149) bp

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2018, First Federal would experience a 6.57% increase in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations. The average duration of its assets at December 31, 2018, was 1.75 years while the average duration of its liabilities was 3.52 years.

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

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item 8.

Donald P. Hileman	Kevin T. Thompson
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

First Defiance Financial Corp.

Defiance, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s independent registered public accounting firm since 2005.

/s/ Crowe LLP
Crowe LLP
South Bend, Indiana
February 28, 2019

First Defiance Financial Corp.
Consolidated Statements of Financial Condition
(Dollars in Thousands, except per share data)

	December 31
	2018	2017
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$55,962	$58,693
Federal funds sold	43,000	55,000
	98,962	113,693

Securities available-for-sale, carried at fair value	294,076	260,650
Securities held-to-maturity, carried at amortized cost (fair value $526 and $649 at December 31, 2018 and 2017, respectively)	526	648
	294,602	261,298
Loans held for sale	6,613	10,435

Loans receivable, net of allowance of $28,331 and $26,683 at December 31, 2018 and 2017, respectively	2,511,708	2,322,030
Mortgage servicing rights	10,119	9,808
Accrued interest receivable	9,641	8,706
Federal Home Loan Bank (FHLB) stock	14,217	15,992
Bank owned life insurance	67,660	66,230
Premises and equipment	40,670	40,217
Real estate and other assets held for sale (OREO)	1,205	1,532
Goodwill	98,569	98,569
Core deposit and other intangibles	4,391	5,703
Deferred taxes	-	231
Other assets	23,365	38,959
Total assets	$3,181,722	$2,993,403

continued

First Defiance Financial Corp
Consolidated Statements of Financial Condition (continued)
(Dollars in Thousands, except per share data)

	December 31
	2018	2017
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$607,198	$571,360
Interest-bearing	2,013,684	1,866,296
Total	2,620,882	2,437,656
Advances from the Federal Home Loan Bank	85,189	84,279
Securities sold under agreements to repurchase	5,741	26,019
Subordinated debentures	36,083	36,083
Advance payments by borrowers	3,652	2,925
Deferred taxes	264	-
Other liabilities	30,322	33,155
Total liabilities	2,782,133	2,620,117

Commitments and Contingent Liabilities (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
50,000,000 shares authorized; 25,398,992 and 25,425,682 shares issued and 20,171,392 and 20,312,082 shares outstanding, respectively(1)	127	127
Additional paid-in capital	161,593	160,940
Accumulated other comprehensive income, net of tax of $(468) and $117, respectively	(2,148)	217
Retained earnings	295,588	262,900
Treasury stock, at cost, 5,227,600 and 5,113,600 shares respectively(1)	(55,571)	(50,898)
Total stockholders’ equity	399,589	373,286

Total liabilities and stockholders’ equity	$3,181,722	$2,993,403

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31
	2018	2017	2016
Interest Income
Loans	$114,398	$99,540	$80,217
Investment securities:
Taxable	4,738	3,762	3,231
Tax-exempt	3,396	3,180	3,016
Interest-bearing deposits	1,270	836	367
FHLB stock dividends	915	784	552
Total interest income	124,717	108,102	87,383

Interest Expense
Deposits	13,897	8,818	6,261
Federal Home Loan Bank advances and other	1,261	1,470	1,288
Subordinated debentures	1,281	935	753
Securities sold under agreement to repurchase	23	208	138
Total interest expense	16,462	11,431	8,440
Net interest income	108,255	96,671	78,943

Provision for loan losses	1,176	2,949	283
Net interest income after provision for loan losses	107,079	93,722	78,660

Noninterest Income
Service fees and other charges	13,100	12,139	10,909
Mortgage banking income	7,077	7,004	7,270
Insurance commissions	14,085	12,866	10,441
Gain on sale of non-mortgage loans	317	217	753
Gain on sale or call of securities	173	584	509
Trust income	2,091	2,332	1,701
Income from bank owned life insurance	1,767	3,085	909
Other noninterest income	598	1,854	1,538
Total noninterest income	39,208	40,081	34,030

Noninterest Expense
Compensation and benefits	52,566	49,847	40,187
Occupancy	8,641	7,707	7,418
FDIC insurance	1,021	1,250	1,169
Data processing	8,555	7,737	6,367
Other noninterest expense	18,629	18,810	15,952
Total noninterest expense	89,412	85,351	71,093

Income before income taxes	56,875	48,452	41,597
Federal income taxes	10,626	16,184	12,754
Net Income	$46,249	$32,268	$28,843

Earnings per common share (Note 4)
Basic	$2.27	$1.62	$1.61
Diluted	$2.26	$1.61	$1.60
Dividends declared per common share	$0.64	$0.50	$0.44

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31
	2018	2017	2016

Net income	$46,249	$32,268	$28,843
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(3,356)	732	(4,933)
Reclassification adjustment for (gains) losses realized in income	(173)	(584)	(509)
Net unrealized gains (losses)	(3,529)	148	(5,442)

Income tax effect	742	(51)	1,904
Net of tax amount	(2,787)	97	(3,538)

Change in unrealized gain/(loss) on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	560	(166)	172
Net amortization and deferral	18	20	30
Net gain (loss) activity during the period	578	(146)	202
Income tax effect	(203)	51	(71)
Net of tax amount	375	(95)	131

Total other comprehensive income (loss)	(2,412)	2	(3,407)
Comprehensive income	$43,837	$32,270	$25,436

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

						Accumulated
		Common		Common	Additional	Other			Total
	Preferred	Stock	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholder’s
	Stock	Shares(1)	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at January 1, 2016	$-	18,205,662	$127	$-	$125,734	$3,622	$219,737	$(69,023)	$280,197
Net income							28,843		28,843
Other comprehensive loss						(3,407)			(3,407)
Stock based compensation expenses					274				274
Shares issued under stock option plan, net of 3,224 repurchased and retired		72,716			(21)		(26)	761	714
Restricted share activity under stock incentive plans		20,810			370		(72)	219	517
Shares issued from direct stock sales		2,960			33			30	63
Shares repurchased		(335,736)						(6,293)	(6,293)
Common stock dividends declared							(7,890)		(7,890)
Balance at December 31, 2016	$-	17,966,412	$127	$-	$126,390	$215	$240,592	$(74,306)	$293,018
Net income							32,268		32,268
Other comprehensive income						2			2
Stock based compensation expenses					215				215
Shares issued under stock option plan, net of 15,014 repurchased and retired		8,088			51		(83)	231	199
Capital stock issuance		2,279,004			33,792			22,740	56,532
Restricted share activity under stock incentive plans		55,754			447		(18)	409	838
Shares issued from direct stock sales		2,824			45			28	73
Common stock dividends declared							(9,859)		(9,859)
Balance at December 31, 2017	$-	20,312,082	$127	$-	$160,940	$217	$262,900	$(50,898)	$373,286
Net income							46,249		46,249
Other comprehensive loss						(2,412)			(2,412)
Adoption of ASU 2018-02 – See Note 2						47	(47)		-
Deferred compensation plan								636	636
Stock based compensation expenses					420				420
Shares issued under stock option plan, net of 8,872 repurchased and retired		38,628			(93)		(270)	474	111
Restricted share activity under stock incentive plans net of 17,818 repurchased and retired		48,300			258		(201)	511	568
Shares issued from direct stock sales		3,542			68			36	104
Shares repurchased		(231,160)						(6,330)	(6,330)
Common stock dividends declared							(13,043)		(13,043)
Balance at December 31, 2018	$-	20,171,392	$127	$-	$161,593	$(2,148)	$295,588	$(55,571)	$399,589

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2018	2017	2016
Operating Activities
Net income	$46,249	$32,268	$28,843
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,176	2,949	283
Provision for depreciation	3,688	3,567	3,356
Net amortization of premium and discounts on loans,
securities, deposits and debt obligations	861	740	1,128
Amortization of mortgage servicing rights	1,341	1,464	1,724
Net recovery of mortgage servicing rights	(132)	(89)	(123)
Amortization of intangibles	1,312	1,289	535
Gain on sale of loans	(4,819)	(4,881)	(6,064)
Loss on sale or disposals or write-downs of property, plant and equipment	13	48	-
(Gain) loss on sale or write-down of OREO	581	(56)	(300)
Gain on sale or call of securities	(173)	(584)	(509)
Change in deferred taxes	881	1,261	(615)
Proceeds from sale of loans held for sale	212,688	215,727	262,958
Origination of loans held for sale	(205,884)	(213,479)	(263,679)
Stock based compensation expenses	420	215	274
Restricted stock unit expense	568	838	517
Excess tax benefit (expense) on stock compensation plans	(154)	(171)	(192)
Income from bank owned life insurance	(1,767)	(3,085)	(909)
Change in interest receivable and other assets	(2,878)	(3,591)	(4,121)
Change in accrued interest and other liabilities	(916)	1,527	3,878
Net cash provided by operating activities	53,055	35,957	26,984

Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	122	128	59
Proceeds from maturities, calls and paydowns of available-for-sale securities	32,620	32,687	36,390
Proceeds from sale of available-for-sale securities	5,503	34,248	14,871
Proceeds from sale of OREO	887	554	1,705
Proceeds from sale of office properties and equipment	14	849	1
Purchases of available-for-sale securities	(76,647)	(73,007)	(71,276)
Purchases of office properties and equipment	(4,168)	(3,263)	(2,106)
Investment in bank owned life insurance	-	(20,000)	-
Proceeds from bank owned life insurance death benefit	337	-	-
Proceeds from sale of bank owned life insurance	17,689	-	-
Proceeds from FHLB stock redemption	1,775	-	3
Net cash received (paid) in acquisitions	-	19,359	-
Purchase of portfolio mortgage loans	-	(11,476)	(822)
Proceeds from sale of non-mortgage loans	28,729	20,227	20,816
Net increase in loans receivable	(219,885)	(133,184)	(158,121)
Net cash used in investing activities	(213,024)	(132,878)	(158,480)

Continued

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Dollar Amounts in Thousands)

	Years Ended December 31
	2018	2017	2016
Financing Activities
Net increase in deposits and advance payments by borrowers	183,764	148,065	145,467
Repayment of Federal Home Loan Bank advances	(34,090)	(31,070)	(959)
Proceeds from Federal Home Loan Bank advances	35,000	10,000	45,000
Decrease in securities sold under repurchase agreements	(20,278)	(5,797)	(25,372)
Cash dividends paid on common stock	(13,043)	(9,859)	(7,890)
Net cash paid for repurchase of common stock	(6,330)	-	(6,293)
Proceeds from exercise of stock options	111	199	714
Proceeds from direct treasury stock sales	104	73	63
Net cash provided by financing activities	145,238	111,611	150,730

Increase (decrease) in cash and cash equivalents	(14,731)	14,690	19,234
Cash and cash equivalents at beginning of period	113,693	99,003	79,769
Cash and cash equivalents at end of period	$98,962	$113,693	$99,003

Supplemental cash flow information:
Interest paid	$16,198	$11,382	$8,370
Income taxes paid	7,950	14,350	12,700
Transfer from other liability to equity	636	-	-

Transfers from loans to other real estate owned and other assets held for sale	1,141	705	583
Transfer from (to) property and equipment to real estate and other assets held for sale	-	(130)	(44)
Sale of bank owned life insurance not yet settled	-	17,840	-
Securities traded but not yet settled	-	548	357

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

First Federal is primarily engaged in attracting deposits from the general public through its branches and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services.

First Insurance is an insurance agency that conducts business (throughout First Federal’s Market) offering property and casualty, and group health and life insurance products.

First Defiance Risk Management was incorporated on December 20, 2012, as a wholly owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

On June 22, 2018, the Company announced a stock split in the form of a share distribution of two common shares for each outstanding common share. The stock split was distributed on July 12, 2018, to shareholders of record as of July 2, 2018. All share and per share data in this Form 10-K have been adjusted and are reflective of the stock split.

2. Statement of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $1,723,000 and $1,048,000, respectively, at December 31, 2018, to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions and repurchase agreements.

Investment Securities

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the securities to maturity and are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities available-for-sale consists of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss) until realized. Realized gains and losses are included in gains (losses) on securities or other-than-temporary impairment losses on securities. Realized gains and losses on securities sold are recognized on the trade date based on the specific identification method.

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

FHLB Stock

First Federal is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2018, the Company held $14.2 million at the FHLB of Cincinnati and $2,500 at the FHLB of Indianapolis.

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

Interest receivable is accrued on loans and credited to income as earned. The accrual of interest on loans 90 days delinquent or those loans considered impaired is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For these loans, interest accrual is only to the extent cash payments are received. The accrual of interest on these loans is generally resumed after a pattern of repayment has been established and the collection of principal and interest is reasonably assured.

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

Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected, and evaluates whether the present value of its loans determined using the effective interest rates has decreased and, if so, recognizes a loss. Valuation allowances for all acquired loans subject to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310 reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas and other pertinent factors, including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

Loan losses are charged-off against the allowance when in management’s estimation it is unlikely that the loan will be collected, while recoveries of amounts previously charged-off are credited to the allowance. A provision for loan loss is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors in order to maintain the allowance for loan losses at the level deemed adequate by management. The determination of whether a loan is considered past due or delinquent is based on the contractual payment terms. Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. All loans are placed on non-accrual status at 90 days past due unless the loan is adequately secured and is in process of collection. Any loan in the portfolio may be placed on non-accrual status prior to becoming 90 days past due when collection of principal or interest is in doubt.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Impaired loans have been recognized in conformity with FASB ASC Topic 310.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. Loans, for which terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. When a loan is considered impaired, an analysis of the net present value of estimated cash flows is performed and an allowance may be established based on the outcome of that analysis, or if the loan is deemed to be collateral dependent an allowance is established based on the fair value of collateral. All modifications are reviewed by the First Federal’s Chief Credit Officer or Credit Administration Officer to determine whether or not the modification constitutes a troubled debt restructure. Commercial and commercial real estate loan relationships greater than $250,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net of the allowance allocation which is determined based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loan relationships less than $250,000 are aggregated by loan segment and risk level and given a specific reserve based on the general reserve factor for that loan segment and risk level. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

The following portfolio segments have been identified:

Commercial Real Estate Loans (consisting of multi-family residential and non-residential): Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

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

1-4 Family Residential Real Estate Loans: 1-4 family residential real estate loans can be categorized two different ways. One part of this portfolio is owner occupied and loans are made based primarily on the ability of the individual borrower to support the payments as well as the payments of any other debt the borrower may have outstanding at the time the loan is made. The other part of this portfolio is non-owner occupied income producing property and loans are made primarily based on the cash flow stream from rental income as well as the cash flow support from the borrower’s unrelated cash flow. Both types of loans have a secondary repayment source of the underlying collateral and generally the loans are not extended at higher than an 80% loan-to-value (“LTV”). Minimum standards and underwriting guidelines have been established for all 1-4 family residential real estate loan types.

Construction Loans: The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage.

Home Equity and Improvement Loans: Home Equity and Improvement loans are made to borrowers based on their ability to repay with their current debt to income as well as the underlying collateral value of the real estate taken as security. Minimum standards and underwriting guidelines have been established for all home equity and improvement loan types.

Consumer finance, 1-4 family residential real estate (including construction) and home equity and improvement loans are subject to adverse employment conditions in the local economy which could increase the default rate on loans.

Servicing Rights

Servicing rights are recognized separately when they are acquired through sales of loans. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans, driven, generally, by changes in market interest rates.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $3.8 million, $3.7 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

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

Quantitative thresholds as stated in FASB ASC Topic 280, Segment Reporting are monitored. For the year ended December 31, 2018, the reported revenue for First Insurance was 8.6% of total revenue for First Defiance. Total revenue includes interest income plus noninterest income. Net income for First Insurance for the year ended December 31, 2018 was 4.5% of consolidated net income. Total assets of First Insurance at December 31, 2018, were 0.7% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by First Federal to First Defiance. See Note 17 for further details on restrictions.

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

In December 2017, a law was enacted which changed the corporate federal income tax rate from 35% to 21%, beginning January 1, 2018. Accordingly, the Company’s deferred tax assets and liabilities were re-measured at December 31, 2017, using the 21% corporate federal income tax rate resulting in a net tax expense of $154,000. An effective tax rate of 21% is used to determine after-tax components of other comprehensive income (loss) included in the statements of stockholders’ equity. See Note 18.

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

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation which did not result in any changes to net income or equity.

Accounting Standards Updates

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, this standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018, utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See “Revenue Recognition” below for additional information related to revenue generated from contracts with customers.

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

In February 2016, the FASB issued ASU No. 2016-02 — Leases (Topic 842). The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Company also expect to elect certain optional practical expedients. The Company has implemented a third party software solution to assist with the accounting under the new standard. The Company’s operating leases relate primarily to office space and bank branches. Upon adoption of ASU 2016-02 on January 1, 2019, the Company expects to recognize right-to-use assets and related lease liabilities totaling approximately $8.8 million and $9.3 million, respectively.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company continues its implementation efforts through its established Company-wide implementation committee along with a third-party software vendor to assist in the implementation process. The committee’s review indicates the Company has maintained sufficient historical loan data to support the requirement of this pronouncement and is currently evaluating the various loss methodologies to determine their correlations to the Company’s loan segments historical performance. Early adoption is permitted, however, the Company does not currently plan to adopt this ASU early.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s statement of income as components of noninterest income are as follows:

•	Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposit accounts that are within the scope of ASC 606 were $7.6 million in 2018. Income from services charges on deposit accounts is included in service fees and other charges in noninterest income.

•	Interchange income - this represents fees earned from debit and credit cardholder transactions. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees were $4.1 million in 2018, which are reported net of network related charges. Interchange income is included in service fees and other charges in noninterest income.

•	Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, and fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenue from wealth management and trust services were $821,000 and $2.1 million, respectively, in 2018. Income from wealth management services is included in other noninterest income in total noninterest income. Trust fees are reported separately in total noninterest income.

•	Gain/loss on sales of other real estate owned (“OREO”) - the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO was a loss of $28,000 in 2018. Income from the gain or loss on sales of OREO is included in other noninterest income in total noninterest income.

•	Insurance commissions - this represents new commissions that are recognized when the Company sells insurance policies to customers. The Company is also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (i.e., when customer renews the policy). Contingent commission is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved. Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, the Company may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs. Management views the income sources from insurance commissions in two categories: (i) new/renewal commissions and (ii) contingent commissions. Insurance commissions were $14.1 million for 2018, of which, $13.1 million were new/renewal commissions and $1.0 million were contingent commissions.

3. Business Combinations

Effective February 24, 2017, the Company acquired Commercial Bancshares, Inc. (“Commercial Bancshares”) and its subsidiary, The Commercial Savings Bank (“CSB”), pursuant to an Agreement and Plan of Merger (“Merger Agreement”), dated August 23, 2016. The acquisition was accomplished by the merger of Commercial Bancshares into First Defiance, immediately followed by the merger of CSB into First Federal. CSB operated seven full-service banking offices in northwest and north central, Ohio and one commercial loan production office in central Ohio. Commercial Bancshares’ consolidated assets and equity (unaudited) as of February 24, 2017, totaled $348.4 million and $37.5 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value included in these financial statements is based on final valuations.

In accordance with ASC 805, the Company expensed approximately $3.7 million of direct acquisition costs, of which $2.8 million was to settle employment and benefit agreements and for personnel expenses related to operating the new Commercial Bancshares locations. The Company recorded $28.9 million of goodwill and $4.9 million of intangible assets. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. The acquisition was consistent with the Company’s strategy to enhance and expand its presence in northwestern and central Ohio. The acquisition offered the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets were related to core deposits and are being amortized over 10 years on an accelerated basis. For tax purposes, goodwill totaling $28.9 million is non-deductible. Goodwill is evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as part of the Commercial Bancshares acquisition as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

February 24, 2017
(In Thousands)

Cash Consideration	$12,340
Equity – Dollar Value of Issued Shares	56,532
Fair Value of Total Consideration Transferred	68,872

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	35,411
Federal Funds Sold	2,769
Securities	4,338
Loans	285,448
FHLB Stock of Cincinnati and Other Stock	2,194
Office Properties and Equipment	5,256
Intangible Assets	4,900
Bank-Owned Life Insurance	8,168
Accrued Interest Receivable and Other Assets	3,606
Deposits – NonInterest-Bearing	(56,061)
Deposits – Interest-Bearing	(251,931)
Advances from FHLB	(1,403)
Accrued Interest Payable and Other Liabilities	(2,717)
Total Identifiable Net Assets	39,978

Goodwill	$28,894

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2016, after giving effect to certain adjustments. The unaudited pro forma information for the twelve months ended December 31, 2017, and December 31, 2016, includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Twelve	Pro Forma Twelve
	Months Ended	Months Ended
	December 31, 2017	December 31, 2016
	(In Thousands, except per share data)

Net Interest Income	$98,856	$90,452
Provision for loan losses	2,949	753
Noninterest Income	40,338	35,496
Noninterest Expense	82,597	76,393
Income Before Income Taxes	53,648	48,802
Income Tax Expense	17,780	15,276
Net Income	$35,868	$33,526
Diluted Earnings Per Share	$3.51	$3.29

The above pro forma financial information includes approximately $4.6 million of net income related to the operations of Commercial Bancshares during the twelve months of 2017. The above pro forma financial information related to 2017 excludes merger related costs that totaled $3.7 million on a pre-tax basis.

On April 13, 2017, First Defiance and Corporate One Benefits Agency, Inc. (“Corporate One”) jointly announced the acquisition of Corporate One’s business by First Defiance. The total purchase price paid in cash was made up of the following: $6.5 million was paid at closing, $500,000 was due and paid the second quarter of 2018, and up to $2.3 million may be due at the end of a three-year earn-out based on the compound annual growth rate of net revenue over the performance period of Corporate One, for a total maximum purchase price of $9.3 million. The recorded fair value of the $2.3 million earn-out was $1.8 million at December 31, 2017. As of December 31, 2017, the Company recorded goodwill of $7.9 million as well as identifiable intangible assets of $756,000 consisting of a customer relationship intangible of $564,000 and a non-compete intangible of $192,000. The fair value included in these financial statements is based on final valuation. Corporate One was a full-service employee benefits consulting organization founded in 1996 with offices located in Archbold, Findlay, Fostoria and Tiffin, Ohio. Corporate One consulted employers to better manage their employee benefit programs to effectively lead them into the future. The transaction enhanced employee benefit offerings and expanded First Insurance’s presence into adjacent markets in northwest Ohio.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

	2018	2017	2016
	(In Thousands, Except Per Share Amounts)
Basic Earnings Per Share: Net income available to common shareholders	$46,249	$32,268	$28,843
Less: Income allocated to participating securities	16	5	39
Net income allocated to common shareholders	$46,233	$32,263	$28,804

Weighted average common shares outstanding Including participating securities	20,358	19,950	17,960
Less: Participating securities	9	18	22
Average common shares	20,349	19,932	17,938

Basic earnings per common share	$2.27	$1.62	$1.61

Diluted Earnings Per Share:
Net income allocated to common shareholders	$46,233	$32,263	$28,804
Weighted average common shares outstanding for basic earnings per common share	20,349	19,932	17,938
Add: Dilutive effects of stock options	119	124	132
Average shares and dilutive potential common shares	20,468	20,056	18,070

Diluted earnings per common share	$2.26	$1.61	$1.60

Shares subject to issue upon exercise of options of 10,500 in 2018, zero in 2017 and 25,100 in 2016 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5. Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities at December 31, 2018 and 2017, and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2018
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,519	$2	$(18)	$2,503
Mortgage-backed securities - residential	76,165	111	(1,566)	74,710
REMICs	2,712	4	(7)	2,709
Collateralized mortgage obligations - residential	103,026	124	(1,689)	101,461
Corporate bonds	12,910	44	(148)	12,806
Obligations of state and political subdivisions	99,349	1,258	(720)	99,887
Total Available-for-Sale	$296,681	$1,543	$(4,148)	$294,076

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$8	$-	$-	$8
FNMA certificates	31	-	-	31
GNMA certificates	12	-	-	12
Obligations of states and political subdivisions	475	-	-	475
Total Held-to-Maturity	$526	$-	$-	$526

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2017
Available-for-sale
Obligations of U.S. government corporations and agencies	$518	$-	$(10)	$508
Mortgage-backed securities - residential	59,942	90	(763)	59,269
REMICs	1,072	-	(7)	1,065
Collateralized mortgage obligations - residential	94,588	180	(892)	93,876
Preferred stock	-	1	-	1
Corporate bonds	12,914	189	-	13,103
Obligations of state and political subdivisions	90,692	2,426	(290)	92,828
Total Available-for-Sale	$259,726	$2,886	$(1,962)	$260,650

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$10	$-	$-	$10
FNMA certificates	41	1	-	42
GNMA certificates	17	-	-	17
Obligations of states and political subdivisions	580	-	-	580
Total Held-to-Maturity	$648	$1	$-	$649

The amortized cost and fair value of the investment securities portfolio at December 31, 2018, is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
2018
Available-for-sale
Due in one year or less	$771	$773
Due after one year through five years	22,957	22,969
Due after five years through ten years	34,245	34,904
Due after ten years	56,805	56,550
MBS/CMO/REMIC	181,903	178,880
Total	$296,681	$294,076

Held-to-maturity
Due in one year or less	$31	$31
Due after five years through ten years	444	444
MBS	51	51
Total	$526	$526

Securities pledged at year-end 2018 and 2017 had a carrying amount of $143.9 million and $135.4 million, respectively, and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

As of December 31, 2018, the Company’s investment portfolio consisted of 438 securities, 177 of which were in an unrealized loss position. The Company did not hold any single security that was greater than 10% of the Company’s equity at December 31, 2018.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2018, and December 31, 2017:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2018
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$500	$(18)	$500	$(18)
Mortgage-backed securities-residential	11,589	(71)	48,665	(1,495)	60,254	(1,566)
REMIC’s	-	-	857	(7)	857	(7)
Collateralized mortgage obligations	11,613	(53)	70,585	(1,636)	82,198	(1,689)
Corporate Bonds	5,752	(148)	-	-	5,752	(148)
Obligations of state and political subdivisions	11,974	(69)	16,492	(651)	28,466	(720)
Held to maturity securities:	8	-	26	-	34	-
Total temporarily impaired securities	$40,936	$(341)	$137,125	$(3,807)	$178,061	$(4,148)

At December 31, 2017
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$508	$(10)	$508	$(10)
Mortgage-backed securities-residential	27,881	(215)	19,038	(548)	46,919	(763)
REMIC’s	1,065	(7)	-	-	1,065	(7)
Collateralized mortgage obligations	49,107	(320)	20,804	(572)	69,911	(892)
Obligations of state and political subdivisions	14,249	(163)	3,370	(127)	17,619	(290)
Held to maturity securities:	12	-	9	-	21	-
Total temporarily impaired securities	$92,314	$(705)	$43,729	$(1,257)	$136,043	$(1,962)

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

In 2018, 2017 and 2016, management determined there was no OTTI.

There were no credit losses relating to debt securities recognized in earnings for the years ended December 31, 2018, 2017 and 2016.

Realized gains from the sales and calls of investment securities totaled $173,000 ($136,000 after tax) in 2018 while there were realized gains of $584,000 ($380,000 after tax) and $509,000 ($331,000 after tax) in 2017 and 2016, respectively.

The proceeds from sales and calls of securities and the associated gains and losses for the years ended December 31 are listed below:

	2018	2017	2016
	(In Thousands)
Proceeds	$5,503	$34,248	$14,871
Gross realized gains	178	665	509
Gross realized losses	(5)	(81)	-

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (In Thousands):

	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$44,352	$114,308	$42,458	$161,778
Unused lines of credit	7,523	382,189	6,245	408,831
Standby letters of credit	-	7,239	-	7,605
Total	$51,875	$503,736	$48,703	$578,214

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2018, had interest rates ranging from 3.25% to 18.00% and maturities ranging from less than one year to 30 years.

In addition to the above commitments, at December 31, 2018, First Defiance had commitments to sell $8.6 million of loans to Freddie Mac, Fannie Mae, or FHLB of Cincinnati.

7. Loans

Loans receivable consist of the following:

	December 31, 2018	December 31, 2017
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$322,686	$274,862
Secured by multi-family residential	278,358	248,092
Secured by commercial real estate	1,126,452	987,129
Construction	265,772	265,476
	1,993,268	1,775,559
Other Loans:
Commercial	509,577	526,142
Home equity and improvement	128,152	135,457
Consumer Finance	34,405	29,109
	672,134	690,708
Total loans	2,665,402	2,466,267
Deduct:
Undisbursed loan funds	(123,293)	(115,972)
Net deferred loan origination fees and costs	(2,070)	(1,582)
Allowance for loan loss	(28,331)	(26,683)
Totals	$2,511,708	$2,322,030

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses the year-to-date activity in the allowance for loan loss for the dates indicated by portfolio segment (In Thousands):

Year to Date December 31, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683
Charge-Offs	(261)	-	(1,387)	-	(724)	(269)	(233)	(2,874)
Recoveries	131	57	720	-	2,221	191	26	3,346
Provisions	479	342	2,354	35	(2,181)	(151)	298	1,176
Ending Allowance	$2,881	$3,101	$12,041	$682	$7,281	$2,026	$319	$28,331

Year to Date December 31, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884
Charge-Offs	(279)	-	(429)	-	(2,301)	(301)	(139)	(3,449)
Recoveries	115	32	657	-	243	167	85	1,299
Provisions	69	442	(499)	197	2,662	3	75	2,949
Ending Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683

Year to Date December 31, 2016	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,212	$2,151	$11,772	$517	$5,255	$2,304	$171	$25,382
Charge-Offs	(350)	-	(92)	-	(615)	(268)	(94)	(1,419)
Recoveries	166	-	923	-	335	150	64	1,638
Provisions	(401)	77	(1,978)	(67)	2,386	200	66	283
Ending Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018: (In Thousands)

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$175	$3	$95	$-	$79	$242	$1	$595

Collectively evaluated for impairment	2,706	3,098	11,946	682	7,202	1,784	318	27,736

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,881	$3,101	$12,041	$682	$7,281	$2,026	$319	$28,331

Loans:

Loans individually evaluated for impairment	$6,774	$1,347	$26,334	$-	$10,477	$963	$45	$45,940

Loans collectively evaluated for impairment	315,385	277,105	1,102,355	142,096	500,730	128,065	34,486	2,500,222

Loans acquired with deteriorated credit quality	1,012	296	846	-	177	-	-	2,331

Total ending loans balance	$323,171	$278,748	$1,129,535	$142,096	$511,384	$129,028	$34,531	$2,548,493

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

The following tables presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans for the years ended December 31, 2018, 2017 and 2016

(In Thousands):

	Twelve Months Ended December 31, 2018
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,704	$151	$150
Residential Non Owner Occupied	2,354	133	126
Total 1-4 Family Residential Real Estate	7,058	284	276
Multi-Family Residential Real Estate	1,644	90	89
CRE Owner Occupied	9,992	234	221
CRE Non Owner Occupied	2,620	94	93
Agriculture Land	13,827	575	575
Other CRE	1,304	106	106
Total Commercial Real Estate	27,743	1,009	995
Construction	-	-	-
Commercial Working Capital	8,047	256	245
Commercial Other	3,501	119	119
Total Commercial	11,548	375	364
Home Equity and Home Improvement	1,150	38	38
Consumer Finance	39	4	4
Total Impaired Loans	$49,182	$1,800	$1,766

	Twelve Months Ended December 31, 2017
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,811	$138	$138
Residential Non Owner Occupied	3,038	138	138
Total 1-4 Family Residential Real Estate	6,849	276	276
Multi-Family Residential Real Estate	2,471	58	58
CRE Owner Occupied	10,592	110	109
CRE Non Owner Occupied	3,768	140	133
Agriculture Land	9,667	472	229
Other CRE	1,603	76	70
Total Commercial Real Estate	25,630	798	541
Construction	-	-	-
Commercial Working Capital	5,235	129	123
Commercial Other	5,940	109	79
Total Commercial	11,175	238	202
Home Equity and Home Improvement	1,217	43	43
Consumer Finance	59	4	4
Total Impaired Loans	$47,401	$1,417	$1,124

	Twelve Months Ended December 31, 2016
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,954	$244	$237
Residential Non Owner Occupied	3,133	211	210
Total 1-4 Family Residential Real Estate	7,087	455	447
Multi-Family Residential Real Estate	3,946	124	123
CRE Owner Occupied	6,925	203	183
CRE Non Owner Occupied	5,351	411	407
Agriculture Land	2,283	128	68
Other CRE	1,632	71	70
Total Commercial Real Estate	16,191	813	728
Construction	-	-	-
Commercial Working Capital	1,606	109	90
Commercial Other	2,393	81	79
Total Commercial	3,999	190	169
Home Equity and Home Improvement	1,543	85	83
Consumer Finance	67	8	8
Total Impaired Loans	$32,833	$1,675	$1,558

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	December 31, 2018			December 31, 2017
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$901	$775	$-	$2,507	$2,364	$-
Residential Non Owner Occupied	950	955	-	1,711	1,708	-
Total 1-4 Family Residential Real Estate	1,851	1,730	-	4,218	4,072	-
Multi-Family Residential Real Estate	1,296	1,302	-	2,095	2,102	-
CRE Owner Occupied	7,464	6,202	-	12,273	11,804	-
CRE Non Owner Occupied	1,824	1,659	-	3,085	2,925	-
Agriculture Land	14,915	14,994	-	13,029	13,185	-
Other CRE	464	462	-	981	768	-
Total Commercial Real Estate	24,667	23,317	-	29,368	28,682	-
Construction	-	-	-	-	-	-
Commercial Working Capital	7,569	7,498	-	5,462	5,422	-
Commercial Other	2,095	2,100	-	9,916	7,644	-
Total Commercial	9,664	9,598	-	15,378	13,066	-
Home Equity and Home Improvement	-	-	-	630	584	-
Consumer Finance	-	-	-	42	42	-
Total loans with no allowance recorded	$37,478	$35,947	$-	$51,731	$48,548	$-

With an allowance recorded:
Residential Owner Occupied	$3,926	$3,884	$148	$1,841	$1,814	$137
Residential Non Owner Occupied	1,152	1,160	27	1,031	1,024	30
Total 1-4 Family Residential Real Estate	5,078	5,044	175	2,872	2,838	167
Multi-Family Residential Real Estate	44	44	3	175	176	7
CRE Owner Occupied	2,419	1,935	38	2,007	1,546	44
CRE Non Owner Occupied	350	353	16	651	593	28
Agriculture Land	37	38	2	293	292	14
Other CRE	1,107	691	39	909	708	32
Total Commercial Real Estate	3,913	3,017	95	3,860	3,139	118
Construction	-	-	-	-	-	-
Commercial Working Capital	525	528	55	447	449	77
Commercial Other	560	352	24	854	858	110
Total Commercial	1,085	880	79	1,301	1,307	187
Home Equity and Home Improvement	1,013	963	242	596	592	279
Consumer Finance	45	45	1	8	8	-
Total loans with an allowance recorded	$11,178	$9,993	$595	$8,812	$8,060	$758

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	December 31, 2018	December 31, 2017
	(In Thousands)
Non-accrual loans	$19,016	$30,715
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	19,016	30,715
Real estate and other assets held for sale	1,205	1,532
Total non-performing assets	$20,221	$32,247
Troubled debt restructuring, still accruing	$11,573	$13,770

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2018, by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$199,664	$887	$821	$1,402	$3,110	$3,266
Residential Non Owner Occupied	119,988	64	180	165	409	363
Total 1-4 Family Residential Real Estate	319,652	951	1,001	1,567	3,519	3,629
Multi-Family Residential Real Estate	278,748	-	-	-	-	102

CRE Owner Occupied	416,879	52	300	138	490	4,377
CRE Non Owner Occupied	534,823	6	119	-	125	620
Agriculture Land	129,040	66	-	2,869	2,935	5,253
Other Commercial Real Estate	45,232	11	-	-	11	-

Total Commercial Real Estate	1,125,974	135	419	3,007	3,561	10,250

Construction	142,096	-	-	-	-	-

Commercial Working Capital	217,832	268	-	3,838	4,106	4,021
Commercial Other	289,125	32	54	235	321	480

Total Commercial	506,957	300	54	4,073	4,427	4,501

Home Equity and Home Improvement	127,346	1,446	146	90	1,682	394
Consumer Finance	34,224	134	77	96	307	126

Total Loans	$2,534,997	$2,966	$1,697	$8,833	$13,496	$19,002

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

Troubled Debt Restructurings

As of December 31, 2018 and 2017, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $19.2 million and $21.7 million, respectively. The Company allocated $581,000 and $751,000, of specific reserves to those loans at December 31, 2018 and 2017, and committed to lend additional amounts totaling up to $169,000 and $242,000 at December 31, 2018 and 2017.

The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Each TDR is uniquely designed to meet the specific needs of the borrower. Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral or an additional guarantor is often requested when granting a concession. Commercial real estate loans modified in a TDR often involve temporary interest-only payments, re-amortization of remaining debt in order to lower payments, and sometimes reducing the interest rate lower than the current market rate. Residential mortgage loans modified in a TDR are comprised of loans where monthly payments are lowered, either through interest rate reductions or principal only payments for a period of time, to accommodate the borrowers’ financial needs, interest is capitalized into principal, or the term and amortization are extended. Home equity modifications are made infrequently and usually involve providing an interest rate that is lower than the borrower would be able to obtain due to credit issues. All retail loans where the borrower is in bankruptcy are classified as TDRs regardless of whether or not a concession is made.

Of the loans modified in a TDR, $7.6 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the years indicated (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2018		Loans Modified as a TDR for the Twelve Months Ended December 31, 2017		Loans Modified as a TDR for the Twelve Months Ended December 31, 2016
TDRs	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	18	$980	24	$982	17	$778
Residential Non Owner Occupied	4	189	5	193	5	494
Multi Family	-	-	-	-	2	1,885
CRE Owner Occupied	12	1,639	2	149	-	-
CRE Non Owner Occupied	1	42	1	262	5	974
Agriculture Land	-	-	5	1,700	1	45
Other CRE	-	-	2	153	1	348
Commercial Working Capital	5	2,898	7	1,475	1	226
Commercial Other	1	44	7	3,833	1	587
Home Equity and Home Improvement	7	89	6	152	9	281
Consumer Finance	8	29	5	14	2	14
Total	56	$5,910	64	$8,913	44	$5,632

The loans described above increased the allowance for loan losses (“ALLL”) by $110,000 for the year ended December 31, 2018, decreased the ALLL by $104,000 for the year ended December 31, 2017, and increased the ALLL by $413,000 for the year ended December 31, 2016.

Of the 2018 modifications, four were made a TDR due to terming out lines of credit, 18 were made a TDR due to advancing or renewing money to a watch list credit, one loan was made a TDR due to a reduction of the interest rate, five were made a TDR due to extending the maturity, 18 were made a TDR due to bankruptcy and 10 were made a TDR because the current debt was refinanced due to maturity or for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the indicated:

	Twelve Months Ended December 31, 2018 ($ in thousands)		Twelve Months Ended December 31, 2017 ($ in thousands)		Twelve Months Ended December 31, 2016 ($ in thousands)
TDRs That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)
Residential Owner Occupied	1	$76	-	$-	-	$-
Residential Non Owner Occupied	1	45	-	-	-	-
CRE Owner Occupied	-	-	-	-	-	-
CRE Non Owner Occupied	-	-	-	-	1	205
Agriculture Land	-	-	-	-	-	-
Other CRE	-	-	-	-	-	-
Commercial Working Capital	3	2,644	-	-	-	-
Commercial Other	1	30	-	-	-	-
Home Equity and Home Improvement	1	61	-	-	-	-
Consumer	-	-	-	-	-	-
Total	7	$2,856	-	$-	1	$205

The TDRs that subsequently defaulted described above increased the ALLL by $17,000 for the year ended December 31, 2018, and had no effect on the ALLL for the years ended December 31, 2017 and 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$9,419	$91	$3,130	$-	$190,134	$202,774
Residential Non Owner Occupied	109,885	700	3,087	-	6,725	120,397
Total 1-4 Family Real Estate	119,304	791	6,217	-	196,859	323,171
Multi-Family Residential Real Estate	276,594	-	2,047	-	107	278,748

CRE Owner Occupied	402,008	5,724	9,547	-	89	417,368
CRE Non Owner Occupied	529,842	2,807	2,297	-	-	534,946
Agriculture Land	111,595	4,023	16,358	-	-	131,976
Other CRE	42,189	730	1,244	-	1,082	45,245

Total Commercial Real Estate	1,085,634	13,284	29,446	-	1,171	1,129,535

Construction	122,775	219	-	-	19,102	142,096

Commercial Working Capital	205,903	6,546	9,489	-	-	221,938
Commercial Other	279,234	7,011	3,201	-	-	289,446

Total Commercial	485,137	13,557	12,690	-	-	511,384

Home Equity and Home Improvement	-	-	434	-	128,594	129,028
Consumer Finance	-	-	206	-	34,325	34,531

Total Loans	$2,089,444	$27,851	$51,040	$-	$380,158	$2,548,493

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$7,534	$99	$2,367	$-	$168,220	$178,220
Residential Non Owner Occupied	85,802	935	3,835	-	6,564	97,136
Total 1-4 Family Real Estate	93,336	1,034	6,202	-	174,784	275,356
Multi-Family Residential Real Estate	242,969	2,503	2,819	-	111	248,402

CRE Owner Occupied	370,613	10,432	13,575	-	156	394,776
CRE Non Owner Occupied	395,264	3,464	5,444	-	-	404,172
Agriculture Land	114,776	2,639	14,816	-	-	132,231
Other CRE	56,133	165	1,788	-	915	59,001

Total Commercial Real Estate	936,786	16,700	35,623	-	1,071	990,180

Construction	125,519	1,254	-	-	22,401	149,174

Commercial Working Capital	222,526	7,605	5,743	-	-	235,874
Commercial Other	280,013	3,443	8,598	-	-	292,054

Total Commercial	502,539	11,048	14,341	-	-	527,928

Home Equity and Home Improvement	-	-	600	-	135,674	136,274
Consumer Finance	-	-	82	-	29,093	29,175

Total Loans	$1,901,149	$32,539	$59,667	$-	$363,134	$2,356,489

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

	December 31, 2018	December 31, 2017
1-4 Family Residential Real Estate	$1,045	$1,154
Multi-Family Residential Real Estate	300	309
Commercial Real Estate Loans	899	2,921
Commercial	227	407
Consumer	-	2
Total Outstanding Balance	$2,471	$4,793
Recorded Investment, net of allowance of $0	$2,331	$3,828

Accretable yield, or income expected to be collected, is as follows:

	2018	2017
Balance at January 1	$804	$-

New Loans Purchased	-	1,018
Accretion of Income	(139)	(163)
Reclassification from Non-accretable	-	-
Charge-off of Accretable Yield	(197)	(8)
Balance at December 31	$468	$847

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the twelve months ended December 31, 2018 or 2017. No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the period ended December 31, 2017, using information as of the date of acquisition are included in the table below. There were no such loans purchased during the year ended December 31, 2018. (In Thousands)

1-4 Family Residential Real Estate	$1,720
Commercial Real Estate	4,724
Commercial	785
Consumer	4
Total	$7,233

Cash Flows Expected to be Collected at Acquisition $ 5,721

Fair Value of Acquired Loans at Acquisition $ 4,703

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31,
	2018	2017
	(In Thousands)
Beginning balance	$16,728	$16,199
New loans	10,806	5,857
Effect of changes in composition of related parties	(217)	-
Repayments	(5,754)	(5,328)
Ending Balance	$21,563	$16,728

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $796,000 as of December 31, 2018.

8. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Gain from sale of mortgage loans	$4,502	$4,664	$5,311
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,784	3,714	3,560
Amortization of mortgage servicing rights	(1,341)	(1,464)	(1,724)
Mortgage servicing rights valuation adjustments	132	90	123
	2,575	2,340	1,959
Net mortgage banking income	$7,077	$7,004	$7,270

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.41 billion at December 31, 2018, and $1.39 billion at December 31, 2017.

Activity for capitalized mortgage servicing rights (“MSRs”) and the related valuation allowance is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,240	$10,117	$9,893
Loans sold, servicing retained	1,520	1,587	1,948
Amortization	(1,341)	(1,464)	(1,724)
Carrying value before valuation allowance at end of period	10,419	10,240	10,117

Valuation allowance:
Balance at beginning of period	(432)	(522)	(645)
Impairment recovery (charges)	132	90	123
Balance at end of period	(300)	(432)	(522)
Net carrying value of MSRs at end of period	$10,119	$9,808	$9,595
Fair value of MSRs at end of period	$10,656	$9,930	$9,770

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2018, 2017 or 2016. Based on management’s estimate of potential losses from secondary market buyback activity, a liability of $43,000 was accrued at both December 31, 2018 and 2017, and is reflected in other liabilities in the Consolidated Statements of Financial Condition. Expense (credit) recognized related to the accrual was $0, $(36,000) and $(135,000) for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31,
	2018		2017
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(In Thousands)
Fannie Mae	4,919	$461,730	4,920	$461,783
Freddie Mac	9,571	937,406	9,420	913,632
Federal Home Loan Bank	99	11,983	88	9,723
Other	17	714	19	930
Totals	14,606	$1,411,833	14,447	$1,386,068

Custodial escrow balances maintained in connection with serviced loans were $14.3 million and $13.5 million at December 31, 2018 and 2017, respectively.

Significant assumptions at December 31, 2018, used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 131 and a weighted average discount rate of 12.01%. Significant assumptions at December 31, 2017, used in determining the value of MSRs include a weighted average prepayment rate of 151 PSA and a weighted average discount rate of 12.01%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2018, is presented below. These sensitivities are hypothetical. Changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse	20% Adverse
	Change	Change
	(In Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$332	$670
Decline in fair value from increase in discount rate	220	459

9. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2018	2017
	(In Thousands)
Cost:
Land	$7,977	$7,977
Land improvements	1,326	1,326
Buildings	44,632	44,563
Leasehold improvements	1,015	971
Furniture, fixtures and equipment	34,871	34,216
Construction in process	692	1,402
	90,513	90,455
Less allowances for depreciation and amortization	(49,843)	(50,238)
	$40,670	$40,217

Depreciation expense was $3.7 million, $3.6 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Lease Agreements

The Company has entered into lease agreements covering nine First Insurance offices, five banking center locations, one loan production office, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew. First Federal and First Insurance share office space for one lease as a branch and insurance office.

Future minimum commitments under non-cancelable operating leases are as follows (In Thousands):

2019	$967
2020	884
2021	843
2022	768
2023	739
Thereafter	8,078
Total	$12,279

Rental expenses under operating leases amounted to $1.0 million, $691,000 and $571,000 in 2018, 2017, and 2016, respectively.

10. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31,
	2018	2017
	(In Thousands)
Beginning balance	$98,569	$61,798
Goodwill acquired or adjusted during the year	-	36,771
Ending balance	$98,569	$98,569

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2018, 2017 and 2016, was as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Value
	(In Thousands)
Balance as of January 1, 2016	$14,477	$(12,606)	$1,871
Amortization of intangible assets	-	(535)	(535)
Balance as of December 31, 2016	14,477	(13,141)	1,336
Intangible assets acquired	5,656	-	5,656
Amortization of intangible assets	-	(1,289)	(1,289)
Balance as of December 31, 2017	20,133	(14,430)	5,703
Amortization of intangible assets	-	(1,312)	(1,312)
Balance as of December 31, 2018	$20,133	$(15,742)	$4,391

Estimated amortization expense for each of the next five years and thereafter is as follows (In Thousands):

2019	$1,097
2020	914
2021	744
2022	576
2023	439
Thereafter	621
Total	$4,391

11. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Checking and money market accounts	$3,997	$2,033	$1,463
Savings accounts	115	102	88
Certificates of deposit	9,785	6,683	4,710
Totals	$13,897	$8,818	$6,261

Accrued interest payable on deposit accounts amounted to $366,000 and $97,000 at December 31, 2018 and 2017, respectively, which was comprised of $314,000 and $52,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2018, and $68,000 and $29,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2017.

A summary of deposit balances is as follows:

	December 31,
	2018	2017
	(In Thousands)
Noninterest-bearing checking accounts	$607,198	$571,360
Interest-bearing checking and money market accounts	1,040,471	1,005,519
Savings deposits	292,829	302,022
Retail certificates of deposit less than $250,000	591,822	504,912
Retail certificates of deposit greater than $250,000	88,562	53,843
	$2,620,882	$2,437,656

Scheduled maturities of certificates of deposit at December 31, 2018, are as follows (In Thousands):

2019	$417,562
2020	130,756
2021	85,563
2022	33,184
2023	13,319
Thereafter	-
Total	$680,384

12. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities; certain first mortgage home equity loans, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 300% of the borrowings. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2018, and December 31, 2017, were $1.2 billion and $1.0 billion, respectively. First Federal could obtain advances of up to approximately $447.4 million from the FHLB at December 31, 2018.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
	(In Thousands)
December 31, 2018
Single maturity fixed rate advances	59,000	January 2019 to March 2022	1.67%
Amortizable mortgage advances	1,213	August 2027	2.14%
Overnight advances	25,000	Overnight	2.45%
Fair value adj. on acquired balances	(24)
	$85,189

December 31, 2017
Putable advances	$5,000	March 2018	2.35%
Single maturity fixed rate advances	72,000	January 2018 to March 2022	1.46%
Amortizable mortgage advances	7,306	September 2018 to August 2027	1.85%
Fair value adj. on acquired balances	(27)
	$84,279

Putable advances are callable at the option of the FHLB on a quarterly basis.

Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (In Thousands):

2019	$45,926
2020	21,563
2021	15,307
2022	219
2023	3,169
Thereafter	563
Total minimum payments	86,747
Less amounts representing interest	(1,534)
Less fair value adj. on acquired balances	(24)
Totals	$85,189

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2018 and 2017, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit. The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. Twenty-five million was drawn on this line at December 31, 2018. There were no borrowings against this line at December 31, 2017. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

13. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 4.29% and 3.09% as of December 31, 2018 and 2017, respectively.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 4.17% and 2.97% as of December 31, 2018 and 2017, respectively.

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

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31,
	2018	2017
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14. Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

Total securities sold under agreement to repurchase are summarized as follows:

	Years Ended December 31,
	2018	2017
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$5,741	$26,019
Year-end interest rate	0.31%	0.20%
Average daily balance during year	8,911	23,337
Maximum month-end balance during the year	18,259	26,019
Average interest rate during the year	0.26%	0.23%

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2018 and 2017, is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At December 31, 2018		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$4,199	$-	$-	$-	$4,199
Collateralized mortgage obligations	1,542	-	-	-	1,542
Total borrowings	$5,741	$-	$-	$-	$5,741
Gross amount of recognized liabilities for repurchase agreements					$5,741

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At December 31, 2017		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$6,599	$-	$-	$-	$6,599
Collateralized mortgage obligations	19,420	-	-	-	19,420
Total borrowings	$26,019	$-	$-	$-	$26,019
Gross amount of recognized liabilities for repurchase agreements					$26,019

As of December 31, 2018 and 2017, First Federal had the following undrawn lines of credit facilities available for short-term borrowing purposes:

A $20.0 million line of credit with First Tennessee Bank. The rate on the line of credit is at three- month LIBOR, which floats quarterly. This line was undrawn upon as of December 31, 2018 and 2017.

A $11.2 million line of credit with the Federal Reserve Bank Discount Window, at an interest rate of 50 basis points over the federal funds rate. The fed funds rate as of December, 31, 2018, was 2.25%. This line was undrawn upon as of December 31, 2018 and 2017.

A $20.0 million line of credit with MUFG Union Bank, N.A. The rate on this line of credit is Union Bank’s federal funds rate, which floats daily. This line was undrawn upon as of December 31, 2018 and 2017.

15. Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31,
	2018		2017		2016
	(In Thousands)
Legal and other professional fees	$3,328		$3,603		$2,902
Marketing	2,407		2,070		1,835
State financial institutions tax	2,118		1,819		1,781
OREO expenses and write-downs	742		177		244
Printing and office supplies	631		626		512
Amortization of intangibles	1,312		1,289		535
Postage	505		523		456
Check charge-offs and fraud losses	415		277		266
Credit and collection expense	379		359		303
Other	6,792	(1)	8,067	(2)	7,118	(3)
Total other noninterest expense	$18,629		$18,810		$15,952

1)	Includes a credit of $806,000 for an accounting correction related to the Deferred Compensation Plan. See Note 19 for further details.
2)	Includes $1.1 million of acquisition related expenses.
3)	Includes $443,000 of acquisition related expenses and $300,000 of costs associated with termination of a lease agreement.

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

Included in accumulated other comprehensive income at December 31, 2018, 2017 and 2016, are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31,
	2018	2017	2016
	(In Thousands)
Unrecognized prior service cost	$97	$39	$52
Unrecognized actuarial losses	(86)	551	392
Total loss recognized in Accumulated Other Comprehensive Income	11	590	444
Income tax effect	80	(206)	(155)
Net loss recognized in Accumulated Other Comprehensive Income	$91	$384	$289

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2019, is $14,000 ($11,000 net of tax) and $0, respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31,
	2018	2017
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,194	$2,985
Service cost	55	58
Interest cost	105	117
Participant contribution	32	29
Plan amendments for acquisitions	72	-
Actuarial (gains) / losses	(632)	166
Benefits paid	(184)	(161)
Benefit obligation at end of year	2,642	3,194
Change in fair value of plan assets:
Balance at beginning of year	-	-
Employer contribution	152	132
Participant contribution	32	29
Benefits paid	(184)	(161)
Balance at end of year	-	-
Funded status at end of year	$(2,642)	$(3,194)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Service cost-benefits attributable to service during the period	$55	$58	$53
Interest cost on accumulated postretirement benefit obligation	105	117	128
Net amortization and deferral	18	19	30
Net periodic postretirement benefit cost	178	194	211
Net (gain) / loss during the year	(632)	166	(184)
Plan amendment for acquisition	72	-	12
Amortization of prior service cost and actuarial losses	(18)	(19)	(30)
Total recognized in comprehensive income	(578)	147	(202)
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$(400)	$341	$9

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2018	2017	2016
Weighted average discount rates:
Used to determine benefit obligations at December 31	4.00%	3.50%	4.00%
Used to determine net periodic postretirement benefit cost for years ended December 31	3.50%	4.00%	4.25%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.50%	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.90%	5.00%	5.00%
Year that rate reaches ultimate trend rate	2075	2022	2022

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2019	$168
2020	181
2021	195
2022	209
2023	181
2024 through 2028	969

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
	(In Thousands)
Effect on total of service and interest cost	$22	$25	$(18)	$(21)
Effect on postretirement benefit obligation	178	392	(153)	(333)

The Company expects to contribute $168,000 before reflecting expected Medicare retiree drug subsidy payments in 2019.

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

In July 2013, the Federal Reserve and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for First Defiance and First Federal on January 1, 2015, and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both quantity and quality of capital held by First Defiance and First Federal. The rules include a minimum common equity Tier 1 capital to risk-weighted assets ratio (“CET1”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

The federal banking agencies have also established a system of “prompt corrective action” to resolve certain problems of undercapitalized banks. The regulatory agencies can initiate certain mandatory actions if First Federal fails to meet the minimum capital requirements, which could have a material effect on First Defiance’s financial statements.

The following schedule presents First Defiance consolidated and First Federal’s regulatory capital ratios as of December 31, 2018 and 2017 (Dollars in Thousands):

December 31, 2018
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$303,860	11.00%	$124,339	4.5%	N/A	N/A
First Federal	$322,520	11.68%	$124,225	4.5%	$179,436	6.5%

Tier 1 Capital (2)
Consolidated	$338,860	11.14%	$121,716	4.0%	N/A	N/A
First Federal	$322,520	10.62%	$121,461	4.0%	$151,827	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$338,860	12.26%	$165,786	6.0%	N/A	N/A
First Federal	$322,520	11.68%	$165,633	6.0%	$220,844	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$367,191	13.29%	$221,048	8.0%	N/A	N/A
First Federal	$350,851	12.71%	$220,844	8.0%	$276,055	10.0%

(1)	Excludes capital conservation buffer of 1.875% as of December 31, 2018.
(2)	Core capital is computed as a percentage of adjusted total assets of $3.04 billion for consolidated and for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.76 billion for consolidated and for the Bank.

December 31, 2017
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$274,832	10.43%	$118,596	4.5%	N/A	N/A
First Federal	$298,571	11.33%	$118,534	4.5%	$171,216	6.5%

Tier 1 Capital (2)
Consolidated	$309,832	10.80%	$114,773	4.0%	N/A	N/A
First Federal	$298,571	10.43%	$114,539	4.0%	$143,173	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$309,832	11.76%	$158,128	6.0%	N/A	N/A
First Federal	$298,571	11.33%	$158,046	6.0%	$210,728	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$336,515	12.77%	$210,838	8.0%	N/A	N/A
First Federal	$325,254	12,.35%	$210,728	8.0%	$263,410	10.0%

(1)	Excludes capital conservation buffer of 1.25% as of December 31, 2017.
(2)	Core capital is computed as a percentage of adjusted total assets of $2.87 billion for consolidated and $2.86 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.64 billion for consolidated and $2.63 billion for the Bank.

Dividend Restrictions - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $22.0 million in dividends to First Defiance in 2018 and $13.0 million in 2017. First Federal may not pay dividends to First Defiance in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits without the approval of the OCC. First Insurance paid $1.6 million in dividends to First Defiance in 2018 and $1.8 million in dividends in 2017. First Defiance Risk Management paid $950,000 in dividends to First Defiance in 2018 and $1.0 million in 2017.

18. Income Taxes

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, which is more fully discussed below, the Company recognized a net tax expense of $154,000.

The components of income tax expense are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Current:
Federal	$9,538	$14,588	$13,125
State and local	207	181	244
Deferred	881	1,261	(615)
Tax reform revaluation	-	154	-
	$10,626	$16,184	$12,754

The effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Tax expense at statutory rate (21%-2018 35%-2017 and 2016)	$11,944	$16,958	$14,559
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	164	119	159
Tax exempt interest income, net of TEFRA	(770)	(1,218)	(1,168)
Bank owned life insurance	(255)	(1,212)	(341)
Captive insurance	(325)	(364)	(414)
BOLI surrender	-	1,721	-
Tax reform revaluation	-	154	-
Other	(132)	26	(41)
Totals	$10,626	$16,184	$12,754

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$5,802	$5,415
Postretirement benefit costs	473	671
Deferred compensation	1,011	1,354
Impaired loans	1,154	1,432
Accrued vacation	11	123
Allowance for real estate held for sale losses	62	71
Deferred loan origination fees and costs	435	332
Accrued bonus	638	333
Net unrealized gains on available-for-sale securities	547	-
Other	1,273	1,578
Total deferred federal income tax assets	11,406	11,309

Deferred federal income tax liabilities:
FHLB stock dividends	1,558	1,558
Goodwill	4,584	4,377
Mortgage servicing rights	2,125	2,060
Fixed assets	2,046	1,039
Other intangible assets	778	990
Loan mark to market	7	5
Net unrealized gains on available-for-sale securities	-	194
Prepaid expenses	550	539
Other	22	316
Total deferred federal income tax liabilities	11,670	11,078
Net deferred federal income tax asset/ (liability)	$(264)	$231

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2018.

Retained earnings at December 31, 2018, include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2018, was approximately $2.31 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (In Thousands):

Balance at January 1, 2016	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	398
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	-
Balance at December 31, 2016	$398

Balance at January 1, 2017	$398
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	(398)
Balance at December 31, 2017	$-

Balance at January 1, 2018	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	-
Settlements	-
Balance at December 31, 2018	$-

The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The total amount of interest and penalties recorded in the income statement was $0, $0 and $40,000 for the years ended December 31, 2018, 2017 and 2016. The amount accrued for interest and penalties was $0, $0 and $40,000 at December 31, 2018, 2017 and 2016.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2014. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

Tax Cuts and Jobs Act – The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminated the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurrent by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changed U.S. tax law related to foreign operations, however, such changes did not impact First Defiance.

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, First Defiance re-measured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. First Defiance recognized a net tax expense related to the re-measurement of its deferred tax assets and liabilities totaling $154,000 as of December 31, 2017.

19. Employee Benefit Plans

401(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (the “First Defiance 401(k)”) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $1.31 million, $1.19 million and $979,000 for the years ended December 31, 2018, 2017 and 2016, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was $38,000, $248,000 and $71,000 of expense recorded for the years ended December 31, 2018, 2017 and 2016, respectively, with a liability of $1.71 million and $1.69 million for future benefits recorded at December 31, 2018 and 2017, respectively. The acquisition of CSB added $402,000 to this liability in 2017. The discount rate was reduced to 4.00% as of December 31, 2016, resulting in an increase to the Company’s liability, and remained unchanged at December 31, 2018.

Deferred Compensation

The deferred compensation plan covers all directors and certain employees that elect to participate. Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over a defined time period. In the fourth quarter of 2018, the stock market declined significantly resulting in a significant decline in the value of the assets and liabilities of the deferred compensation plan and an accounting correction in the deferred compensation plan was recognized. The deferred compensation plan has approximately $5.0 million in assets and liabilities as of December 31, 2018, which are matched in terms of investment elections. Every year, other noninterest income and other noninterest expense reflects the changes in fair value of the underlying investments in the assets and liabilities, respectively. The Company made an accounting correction, which is expected to minimize any net impact to earnings from the deferred compensation plan going forward. This accounting correction was deemed immaterial which resulted in a one-time reduction to other noninterest expense of $806,000, including a $636,000 adjustment to equity for the phantom stock elections within the plan, and a $170,000 adjustment for the tax liability, as of December 31, 2018. The phantom shares are carried at cost in equity and will be treated as outstanding shares for earnings per share calculations. The net expense (income) recorded for the deferred compensation plan, excluding the one-time accounting correction, for each of the last three years was $15,000, $427,000 and $528,000 in 2018, 2017 and 2016, respectively, resulting in a deferred compensation liability of $4.5 million and $6.1 million as of year-end 2018 and 2017, respectively.

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

As of December 31, 2018, 39,400 options had been granted pursuant to previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The Company approved a Short-Term (“STIP”) Incentive Plan and a Long-Term (“LTIP”) Equity Incentive Plan for selected members of management.

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

In 2018, the Company also granted to employees 23,952 restricted shares, of which 7,348 were RSUs and 16,604 were restricted stock grants. Of the 16,604 restricted stock grants, 4,104 were issued to directors and have a one-year vesting period. The remaining 12,500 were issued to employees and have a three year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

There were no options granted during the twelve months ended December 31, 2018, or December 31, 2017.

Following is activity under the plans during 2018:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2018	86,900	$10.81
Forfeited or cancelled	-	-
Exercised	(47,500)	8.15
Granted	-	-
Options outstanding, December 31, 2018	39,400	$14.00	4.96	$414
Vested or expected to vest at December 31, 2018	39,400	$14.00	4.96	$414
Exercisable at December 31, 2018	23,900	$12.21	4.14	$294

Information related to the stock option plans is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$893	$301	$752
Cash received from option exercises	111	198	714
Tax benefit realized from option exercises	28	54	165
Weighted average fair value of options granted	$-	$-	$13.95

As of December 31, 2018, there was $50,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

At December 31, 2018, 174,958 restricted share awards were outstanding. Compensation expense is recognized over the performance period based on the achievement of established targets. Total expense of $2.0 million, $2.0 million and $1.3 million was recorded during the years ended December 31, 2018, 2017 and 2016, respectively, and approximately $961,000 and $774,000 is included within other liabilities at December 31, 2018 and 2017, respectively, related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2018	145,076	$20.26	21,072	$25.28
Granted	49,024	26.97	66,118	19.68
Vested	(49,514)	16.15	(56,818)	17.51
Forfeited	-	-	-	-
Unvested at December 31, 2018	144,586	$23.94	30,372	$28.48

The maximum amount of compensation expense that may be earned for the 2018 STIP and the 2016, 2017 and 2018 LTIPs at December 31, 2018, is approximately $4.3 million in the aggregate. However, the estimated expense expected to be earned as of December 31, 2018, based on the performance measures in the plans, is $3.7 million of which $899,000 was unrecognized at December 31, 2018, and will be recognized over the remaining performance period.

As of December 31, 2018, 895,500 shares were available for grant under the 2018 Equity Plan. Options forfeited or cancelled under all plans except the 2018 Equity Plans are no longer available for grant to other participants.

21. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, are as follow:

	December 31,
Statements of Financial Condition	2018	2017
	(In Thousands)
Assets
Cash and cash equivalents	$12,153	$8,860
Investment in banking subsidiary	398,922	377,546
Investment in non-bank subsidiaries	23,372	22,319
Other assets	1,723	1,157
Total assets	$436,170	$409,882

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	498	513
Stockholders’ equity	399,589	373,286
Total liabilities and stockholders’ equity	$436,170	$409,882

	Years Ended December 31,
Statements of Income	2018	2017	2016
	(In Thousands)

Dividends from subsidiaries	$24,550	$15,800	$24,200
Interest expense	(1,281)	(1,090)	(753)
Other income	1	1	-
Noninterest expense	(831)	(697)	(644)
Income before income taxes and equity in earnings of subsidiaries	22,439	14,014	22,803
Income tax credit	(431)	(605)	(466)
Income before equity in earnings of subsidiaries	22,870	14,619	23,269
Undistributed equity in earnings of subsidiaries	23,379	17,649	5,574
Net income	46,249	32,268	28,843
Other comprehensive income (loss)	(2,412)	2	(3,407)
Comprehensive income	$43,837	$32,270	$25,436

	Years Ended December 31,
Statements of Cash Flows	2018	2017	2016
	(In Thousands)
Operating activities:
Net income	$46,249	$32,268	$28,843
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed equity in earnings of subsidiaries	(23,379)	(17,649)	(5,574)
Change in other assets and liabilities	(419)	(358)	235
Net cash provided by (used in) operating activities	22,451	14,261	23,504

Investing activities:
Cash paid for Commercial Bancshares	-	(12,340)	-
Capital contribution to subsidiary	-	(6,491)	-
Net cash used in investing activities	-	(18,831)	-

Financing activities:
Repurchase of common stock	(6,330)	-	(6,293)
Cash dividends paid	(13,043)	(9,859)	(7,890)
Stock Options Exercised	111	199	714
Direct stock sales	104	73	66
Net cash used in financing activities	(19,158)	(9,587)	(13,406)
Net increase (decrease) in cash and cash equivalents	3,293	(14,157)	10,098
Cash and cash equivalents at beginning of year	8,860	23,017	12,919
Cash and cash equivalents at end of year	$12,153	$8,860	$23,017

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$2,503	$-	$2,503
Mortgage-backed - residential	-	74,710	-	74,710
REMICs	-	2,709	-	2,709
Collateralized mortgage obligations	-	101,461	-	101,461
Preferred stock	-	-	-	-
Corporate bonds	-	12,806	-	12,806
Obligations of state and political subdivisions	-	99,887		99,887
Mortgage banking derivative - asset	-	367	-	367
Mortgage banking derivative -liability	-	73	-	73

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$508	$-	$508
Mortgage-backed - residential	-	59,269	-	59,269
REMICs	-	1,065	-	1,065
Collateralized mortgage obligations	-	93,876	-	93,876
Preferred stock	1	-	-	1
Corporate bonds	-	13,103	-	13,103
Obligations of state and political subdivisions	-	92,828		92,828
Mortgage banking derivative - asset	-	609	-	609
Mortgage banking derivative -liability	-	11	-	11

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$-	$-	$1,456	$1,456
Commercial			319	319
Total impaired loans	-	-	1,775	1,775

Mortgage servicing rights	-	629	-	629

Real estate held for sale
CRE	-	-	705	705
Total Real Estate held for sale	-	-	705	705

December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$-	$-	$1,787	$1,787
Commercial			2,817	2,817
Total impaired loans	-	-	4,604	4,604

Mortgage servicing rights	-	534	-	534

Real estate held for sale
CRE	-	-	227	227
Total Real Estate held for sale	-	-	227	227

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$1,775	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-13%	10.86%

Real estate held for sale – Applies to all classes	$705	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	20%	20%

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$4,604	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-20%	11%

Real estate held for sale – Applies to all classes	$227	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	0%	0%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $1.8 million, with a valuation allowance of $9,000 and a fair value of $4.6 million with no valuation allowance at December 31, 2018 and 2017, respectively. A provision expense of $1.2 million, $993,000, $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to these impaired loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $629,000 with a valuation allowance of $300,000 and a fair value of $534,000 with a valuation allowance of $432,000 at December 31, 2018 and 2017, respectively. A recovery of $132,000, $90,000 and $123,000 for the years ended December 31, 2018, 2017 and 2016, respectively, was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $552,000, $20,000 and $74,000 for the years ended December 31, 2018, 2017 and 2016, respectively, which was recorded directly as an adjustment to current earnings through noninterest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2018, and December 31, 2017. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The Company adopted the amendments to ASU 2016-01 relating to the loan portfolio in 2018 and an exit price income approach is now used to determine the fair value. The loans were valued on an individual basis, with consideration given to the loans underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loss exposures, and remaining balances. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. As of December 31, 2017, the fair value was estimated by discounting the future cash flows using the rates at which similar notes would be written for the same remaining maturities or an entry price income approach. The market rates used were based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions. For all periods presented, the estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 within the valuation hierarchy.

The fair value of accrued interest receivable is equal to the carrying amounts resulting in a Level 2 or Level 3 classification, which is consistent with its underlying asset.

The fair value of noninterest-bearing deposits are considered equal to the amount payable on demand at the reporting date (i.e., carrying value) and are classified as Level 1. The fair value of savings, NOW and certain money market accounts are equal to their carrying amounts and are a Level 2 classification. Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2018.

		Fair Value Measurements at December 31, 2018 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$98,962	$98,962	$98,962	$-	$-
Investment securities	294,602	294,602	-	294,602	-
FHLB Stock	14,217	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,518,321	2,501,096	-	6,865	2,494,231
Accrued interest receivable	9,641	9,641	18	1,168	8,455

Financial Liabilities:
Deposits	$2,620,882	$2,613,965	$607,198	$2,006,767	$-
Advances from FHLB	85,189	84,281	-	84,281	-
Securities sold under repurchase agreements	5,741	5,741	-	5,741	-
Subordinated debentures	36,083	28,854	-	-	28,854

		Fair Value Measurements at December 31, 2017 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$113,693	$113,693	$113,693	$-	$-
Investment securities	261,298	261,299	1	261,298	-
FHLB Stock	15,992	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,332,465	2,315,791	-	10,830	2,304,961
Accrued interest receivable	8,706	8,706	13	917	7,776

Financial Liabilities:
Deposits	$2,437,656	$2,444,683	$571,360	$1,873,323	$-
Advances from FHLB	84,279	83,261	-	83,261	-
Securities sold under repurchase agreements	26,019	26,019	-	26,019	-
Subordinated debentures	36,083	35,385	-	-	35,385

23. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $8.6 million and $14.8 million of interest rate lock commitments at December 31, 2018 and 2017, respectively. There were $11.5 million and $23.2 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2018 and 2017, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2018			December 31, 2017
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$367	$73	$294	$609	$11	$598

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2018	2017	2016
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(304)	$107	$(67)

24. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2018
Interest income	$28,905	$30,299	$31,963	$33,550
Interest expense	3,218	3,752	4,434	5,058
Net interest income	25,687	26,547	27,529	28,492
Provision for loan losses	(1,095)	423	1,376	472
Net interest income after provision for loan losses	26,782	26,124	26,153	28,020
Gain on sale, call or write-down of securities	-	-	76	97
Noninterest income	10,703	10,214	9,846	8,272
Noninterest expense	23,251	22,665	22,286	21,210
Income before income taxes	14,234	13,673	13,789	15,179
Income taxes	2,497	2,564	2,483	3,082
Net income	$11,737	$11,109	$11,306	$12,097

Earnings per common share:
Basic	$0.58	$0.54	$0.55	$0.60
Diluted	$0.58	$0.54	$0.55	$0.59
Average shares outstanding:
Basic	20,330	20,388	20,400	20,313
Diluted	20,438	20,492	20,467	20,404

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2017
Interest income	$24,036	$27,458	$28,081	$28,527
Interest expense	2,391	2,826	3,074	3,140
Net interest income	21,645	24,632	25,007	25,387
Provision for loan losses	55	2,118	462	314
Net interest income after provision for loan losses	21,590	22,514	24,545	25,073
Gain on sale, call or write-down of securities	-	267	158	159
Noninterest income	10,549	9,873	9,337	9,738
Noninterest expense	23,142	20,630	20,440	21,139
Income before income taxes	8,997	12,024	13,600	13,831
Income taxes	3,857	3,677	4,219	4,431
Net income	$5,140	$8,347	$9,381	$9,400

Earnings per common share:
Basic	$0.27	$0.41	$0.46	$0.47
Diluted	$0.27	$0.41	$0.46	$0.46
Average shares outstanding:
Basic	18,870	20,294	20,298	20,310
Diluted	18,980	20,408	20,418	20,444

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

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2018:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$(3,356)	$(706)	$(2,650)
Reclassification adjustment for net gains included in net income	(173)	(36)	(137)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	560	200	360
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	18	3	15
Total other comprehensive income	$(2,951)	$(539)	$(2,412)

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2017:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$733	$256	$477
Reclassification adjustment for net gains included in net income	(584)	(204)	(380)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	(166)	(59)	(107)
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	19	7	12
Total other comprehensive income	$2	$-	$2

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2018	$601	$(384)	$217
Other comprehensive income before reclassifications	(2,651)	360	(2,291)
Amounts reclassified from accumulated other comprehensive loss	(136)	15	(121)

Net other comprehensive income during period	(2,787)	375	(2,412)

Reclassification adjustment upon adoption of ASU 2018-02	129	(82)	47

Balance December 31, 2018	$(2,057)	$(91)	$(2,148)

Balance January 1, 2017	$504	$(289)	$215
Other comprehensive income before reclassifications	477	(108)	369
Amounts reclassified from accumulated other comprehensive loss	(380)	13	(367)

Net other comprehensive income during period	97	(95)	2

Balance December 31, 2017	$601	$(384)	$217

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2018, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors, nominees for directorship and executive officers is incorporated herein by reference from the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “EXECUTIVE OFFICERS” in the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2018 (the “Proxy Statement”). Information regarding our Audit Committee and compliance with Section 16(a) of the Securities Act of 1943 required by this item is incorporated herein by reference from the sections respectively captioned, “Board Committees” under the “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Proxy Statement. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

First Defiance has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements, and is available on its Internet site at www.fdef.com under the Governance Documents tab on the Investor Relations page.

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

Equity Compensation Plans

The following table provides information as of December 31, 2018, with respect to the shares of First Defiance common stock that are reserved for issuance under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	39,400	$14.00	895,500

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	The following documents are filed as Item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm (Crowe LLP)
(B)	Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
(C)	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
(G)	Notes to Consolidated Financial Statements

(2)	Separate financial statement schedules are not being filed because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed with this Form 10-K are listed as Exhibits 10.1 through 10.29.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

February 28, 2019	By:	/s/ Kevin T. Thompson
Kevin T. Thompson, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

Signature	Title

/s/ John L. Bookmyer	Chairman of the Board
John L. Bookmyer

/s/ Donald P. Hileman	President and Chief
Donald P. Hileman	Executive Officer

/s/ Kevin T. Thompson	Executive Vice President and Chief
Kevin T. Thompson	Financial Officer (principal accounting officer)

/s/ Robert E. Beach	Director
Robert E. Beach

/s/ Douglas A. Burgei, D.V.M.	Director
Douglas A. Burgei, D.V.M.

/s/ Thomas A. Reineke	Director
Thomas A. Reineke

/s/ Barbara A. Mitzel	Director
Barbara A. Mitzel

/s/ Jean A. Hubbard	Director
Jean A. Hubbard

/s/ Samuel S. Strausbaugh	Director
Samuel S. Strausbaugh

/s/ Charles D. Niehaus	Director
Charles D. Niehaus

/s/ Terri A. Bettinger	Director
Terri A. Bettinger

/s/ Thomas K. Herman	Director
Thomas K. Herman

/s/ Mark A. Robison	Director
Mark A. Robison

Exhibit Index

This report incorporates by reference the documents listed below that we have previously filed with the SEC. The SEC allows us to incorporate by reference information in this document. The information incorporated by reference is considered to be part of this document.

The SEC maintains an internet web site that contains reports, proxy statements, and other information about issuers, like First Defiance, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by First Defiance with the SEC are also available at the First Defiance Financial Corp. web site. The address of the site is http://www.fdef.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated August 23, 2016, by and between First Defiance and Commercial Bancshares, Inc.	(28)
2.2	Amendment to Agreement and Plan of Merger, dated October 31, 2016, by and between First Defiance and Commercial Bancshares, Inc.	(12)
3.1	Articles of Incorporation of First Defiance	(1)
3.2	Amendment to Articles of Incorporation of First Defiance	(30)
3.3	Code of Regulations of First Defiance	(31)
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(26)
10.1	Employment Agreement with Gregory R. Allen	(5)
10.2	2005 Stock Option and Incentive Plan	(6)
10.3	Form of Stock Option Award Agreement under 2005 Stock Option and Incentive Plan	(3)
10.4	First Federal Amended and Restated Executive Group Life Plan – Post Separation	(13)
10.5	2010 Equity Incentive Plan	(14)
10.6	First Amendment to First Defiance Financial Corp. 2010 Equity Incentive Plan	(18)
10.7	2010 Equity Plan Form of Long-Term Incentive Performance-Based Award Agreement	(16)
10.8	2010 Equity Plan Form of Short-Term Incentive Performance-Based Award Agreement	(17)
10.9	Form of Restricted Stock Award Agreement under 2010 Equity Plan	(25)
10.10	Form of Restricted Stock Unit Award Agreement under 2010 Equity Plan	(12)
10.11	First Defiance Deferred Compensation Plan	(22)
10.12	First Defiance Financial Corp. and Affiliates Incentive Compensation Plan	(19)
10.13	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive)	(21)
10.14	Employment Agreement with Donald P. Hileman	(23)
10.15	Employment Agreement with Kevin T. Thompson	(24)
10.16	2014 Change of Control and Non-Solicitation Agreement with John R. Reisner	(27)
10.17	Change of Control Agreement and Non-Compete Agreement with Gregory R. Allen	(32)
10.18	First Amendment to Donald P. Hileman’s Employment Agreement	(33)
10.19	First Amendment to Kevin T. Thompson’s Employment Agreement	(34)
10.20	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan	(35)
10.21	Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan	(36)
10.22	First Defiance Deferred Compensation Plan, revised October 30, 2014	(37)
10.23	2018 Change of Control and Non-Solicitation Agreement with John Reisner	(38)
10.24	2018 Employment Agreement with Donald P. Hileman	(39)
10.25	2018 Employment Agreement with Kevin T. Thompson	(40)
10.26	Form of Performance-Based Restricted Stock Unit Award Agreement (LTIP) under the 2018 Equity Incentive Plan	(29)
10.27	Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan	(29)
10.28	Form of Performance-Based Restricted Stock Unit Award Agreement (LTIP) under the 2010 Equity Incentive Plan	(29)
10.29	Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2010 Equity Incentive Plan	(29)
21	List of Subsidiaries of the Company	(29)
23.1	Consent of Crowe LLP	(29)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(29)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(29)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(29)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(29)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text and in detail.	(29)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-3 filed on November 10, 2009 (File No. 333-163014)
(2)	Incorporated herein by reference to Exhibit 10.2 in the Registrant’s 2004 Form 10-K (File No. 000-26850)
(3)	Incorporated herein by reference to Exhibit 10.16 in the Registrant’s 2008 Form 10-K (File No. 000-26850)
(4)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement (File No. 000-26850)
(5)	Incorporated herein by reference to Exhibit 10.4 in Form 8-K filed October 1, 2007 (File No. 000-26850)
(6)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement (File No. 000-26850)
(7)	Incorporated herein by reference to Exhibit 3 in Form 8-K filed December 8, 2008 (F File No. 000-26850)
(8)	Incorporated herein by reference to Exhibit 10 in Form 8-K filed December 8, 2008 (File No. 000-26850)
(9)	Incorporated herein by reference to Exhibit 10.1 in Form 8-K filed December 12, 2008 (File No. 000-26850)
(11)	Incorporated herein by reference to Exhibit 4 in Form 8-K filed December 8, 2008 (File No. 000-26850)
(12)	Incorporated herein by reference to Exhibit 10.24 in the Registrant’s 2016 Form 10-K (File No. 000-26850)
(13)	Incorporated herein by reference to Exhibit 10.1 in Form 10-Q filed November 2, 2010 (File No. 000-26850)
(14)	Incorporated herein by reference to Annex A to 2010 Proxy Statement (File No. 000-26850)
(15)	Incorporated herein by reference to Exhibit 10.1 in Form 8-K filed March 4, 2011 (File No. 000-26850)
(16)	Incorporated herein by reference to Exhibit 10.1 in Form 10-Q filed November 8, 2011 (File No. 000-26850)
(17)	Incorporated herein by reference to Exhibit 10.2 in Form 10-Q filed November 8, 2011 (File No. 000-26850)
(18)	Incorporated herein by reference to Exhibit 10.1 in Form 8-K filed March 15, 2012 (File No. 000-26850)
(19)	Incorporated herein by reference to Exhibit 10.2 in Form 8-K filed March 15, 2012 (File No. 000-26850)
(20)	Incorporated herein by reference to Exhibit 10.3 in Form 8-K filed March 15, 2012 (File No. 000-26850)

(21)	Incorporated herein by reference to Exhibit 10.4 in Form 8-K filed March 15, 2012 (File No. 000-26850)
(22)	Incorporated herein by reference to Exhibit 10.1 in Form 8-K filed December 23, 2005 (File No. 000-26850)
(23)	Incorporated herein by reference to Exhibit 10.1 in Form 8-K filed December 30, 2013 (File No. 000-26850)
(24)	Incorporated herein by reference to Exhibit 10.2 in Form 8-K filed December 30, 2013 (File No. 000-26850)
(25)	Incorporated herein by reference to Exhibit 10.3 in Form 8-K filed December 30, 2013 (File No. 000-26850)
(26)	Incorporated herein by reference to Exhibit 4,1 in Registrant’s 2014 Form 10-K (File No. 000-26850)
(27)	Incorporated herein by reference to Exhibit 10.23 in Registrant’s 2015 Form 10-K (File No. 000-26850)
(28)	Incorporated herein by reference to Exhibit 2.1 in Form 8-K filed August 24, 2016 (File No. 000-26850)
(29)	Included herein
(30)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 22, 2018 (File No. 000-26850).
(31)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 POS filed on July 17, 2018 (333-197203).
(32)	Incorporated herein by reference to Exhibit 10.4 in Form 10-Q filed May 8, 2018 (File No. 000-26850)
(33)	Incorporated herein by reference to Exhibit 10.1 in Form 8-K filed February 23, 2018 (File No. 000-26850)
(34)	Incorporated herein by reference to Exhibit 10.2 in Form 8-K filed February 23, 2018 (File No. 000-26850)
(35)	Incorporated herein by reference to Exhibit 10.1 in Form 10-Q filed August 7, 2018 (File No. 000-26850)
(36)	Incorporated herein by reference to Exhibit 10.2 in Form 10-Q filed August 7, 2018 (File No. 000-26850)
(37)	Incorporated herein by reference to Exhibit 10.3 in Form 10-Q filed August 7, 2018 (File No. 000-26850)
(38)	Incorporated herein by reference to Exhibit 10.1 in Form 8-K filed March 22, 2018 (File No. 000-26850)
(39)	Incorporated herein by reference to Exhibit 10.1 in Form 8-K filed December 27, 2018 (File No. 000-26850)
(40)	Incorporated herein by reference to Exhibit 10.2 in Form 8-K filed December 27, 2018 (File No. 000-26850)

- 137 -