Form 10-Q
period 2019-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2019-05-07
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	FDEF	The NASDAQ Stock Market

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 19,719,969 shares outstanding at April 30, 2019.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number

PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – March 31, 2019 and December 31, 2018	2

	Consolidated Condensed Statements of Income - Three months ended March 31, 2019 and 2018	4

	Consolidated Condensed Statements of Comprehensive Income – Three months ended March 31, 2019 and 2018	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Three months ended March 31, 2019 and 2018	6

	Consolidated Condensed Statements of Cash Flows - Three months ended March 31, 2019 and 2018	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	69

Item 4.	Controls and Procedures	71

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	74

Item 6.	Exhibits	75

	Signatures	76

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2019	December 31, 2018

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$45,517	$55,962
Federal funds sold	67,000	43,000
	112,517	98,962
Securities:
Available-for-sale, carried at fair value	299,895	294,076
Held-to-maturity, carried at amortized cost (fair value $523 and $526 at March 31, 2019 and December 31, 2018, respectively)	523	526
	300,418	294,602
Loans held for sale	6,239	6,613
Loans receivable, net of allowance of $28,164 at March 31, 2019 and $28,331 at December 31, 2018, respectively	2,520,804	2,511,708
Mortgage servicing rights	9,998	10,119
Accrued interest receivable	11,180	9,641
Federal Home Loan Bank stock	12,235	14,217
Bank owned life insurance	68,052	67,660
Premises and equipment	40,422	40,670
Real estate and other assets held for sale	941	1,205
Goodwill	98,569	98,569
Core deposit and other intangibles	4,092	4,391
Other assets	35,782	23,365
Total assets	$3,221,249	$3,181,722

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2019	December 31, 2018

Liabilities and stockholders’ equity
Liabilities:
Deposits	$2,685,792	$2,620,882
Advances from the Federal Home Loan Bank	55,158	85,189
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	3,513	5,741
Advance payments by borrowers	2,943	3,652
Deferred taxes	1,304	264
Other liabilities	40,667	30,322
Total liabilities	2,825,460	2,782,133

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 50,000,000 shares authorized; 25,373,619 and 25,398,992 shares issued and 19,713,192 and 20,171,392 shares outstanding at March 31, 2019 and December 31, 2018, respectively	127	127
Additional paid-in capital	160,828	161,593
Accumulated other comprehensive income (loss), net of tax of $417 and $(468), respectively	1,569	(2,148)
Retained earnings	303,277	295,588
Treasury stock, at cost, 5,660,427 shares at March 31, 2019 and 5,227,600 shares at December 31, 2018	(70,012)	(55,571)
Total stockholders’ equity	395,789	399,589
Total liabilities and stockholders’ equity	$3,221,249	$3,181,722

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Interest Income
Loans	$31,214	$26,526
Investment securities:
Taxable	1,365	1,049
Non-taxable	840	802
Interest-bearing deposits	285	297
FHLB stock dividends	215	231
Total interest income	33,919	28,905
Interest Expense
Deposits	5,005	2,611
FHLB advances and other	276	319
Subordinated debentures	364	280
Notes payable	4	8
Total interest expense	5,649	3,218
Net interest income	28,270	25,687
Provision for loan losses	212	(1,095)
Net interest income after provision for loan losses	28,058	26,782
Non-interest Income
Service fees and other charges	3,007	3,131
Insurance commissions	4,115	4,277
Mortgage banking income	1,841	1,742
Gain on sale of non-mortgage loans	89	224
Trust income	523	552
Income from Bank Owned Life Insurance	392	400
Other non-interest income	846	377
Total non-interest income	10,813	10,703
Non-interest Expense
Compensation and benefits	14,085	13,249
Occupancy	2,241	2,071
FDIC insurance premium	273	360
Financial institutions tax	556	531
Data processing	2,297	2,105
Amortization of intangibles	299	347
Other non-interest expense	5,115	4,588
Total non-interest expense	24,866	23,251
Income before income taxes	14,005	14,234
Federal income taxes	2,523	2,497
Net Income	$11,482	$11,737

Earnings per common share (Note 6)
Basic	$0.57	$0.58
Diluted	$0.57	$0.57
Dividends declared per share (Note 5)	$0.19	$0.15
Average common shares outstanding (Note 6)
Basic	20,014	20,330
Diluted	20,095	20,438

(1)	Share and per share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$11,482	$11,737

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	4,603	(3,557)
Reclassification adjustment for security gains
included in net income	-	-
Income tax expense (benefit)	(968)	747
Net of tax amount	3,635	(2,810)

Change in unrealized gain/(loss) on postretirement benefit:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	82	-
Net of tax amount	82	-

Total other comprehensive income (loss)	3,717	(2,810)

Comprehensive income	$15,199	$8,927

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares(1)	Stock	Capital	Income	Earnings	Stock	Equity

Balance at January 1, 2019	$-	20,171,392	$127	$161,593	$(2,148)	$295,588	$(55,571)	$399,589
Net income						11,482		11,482
Other comprehensive income					3,717			3,717
Deferred compensation plan				(22)			42	20
Stock based compensation expenses				11				11
Shares issued under stock option plan, net of 178 repurchased and retired		17,822		(22)		(5)	212	185
Restricted share activity under stock incentive plans net of 25,195 repurchased and retired		38,890		(751)			440	(311)
Shares issued from direct stock sales		1,065		19			12	31
Shares repurchased		(515,977)					(15,147)	(15,147)
Common stock dividends declared						(3,788)		(3,788)
Balance at March 31, 2019	$-	19,713,192	$127	$160,828	$1,569	$303,277	$(70,012)	$395,789

Balance at January 1, 2018	$-	20,312,082	$127	$160,940	$217	$262,900	$(50,898)	$373,286
Net income						11,737		11,737
Other comprehensive loss					(2,810)			(2,810)
Adoption of ASU 2018-02 – See Note 2					47	(47)		-
Stock based compensation expenses				84				84
Shares issued under stock option plan, net of 1,224 repurchased and retired		11,276		(33)		(36)	125	56
Restricted share activity under stock incentive plans net of 17,818 repurchased and retired		39,696		(458)		(81)	426	(113)
Shares issued from direct stock sales		744		14			7	21
Common stock dividends declared						(3,047)		(3,047)
Balance at March 31, 2018	$-	20,363,798	$127	$160,547	$(2,546)	$271,426	$(50,340)	$379,214

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities
Net income	$11,482	$11,737
Items not requiring (providing) cash:
Provision for loan losses	212	(1,095)
Depreciation	1,031	867
Amortization of mortgage servicing rights, net of impairment charges/recoveries	399	282
Amortization of core deposit and other intangible assets	299	347
Net accretion of premiums and discounts on loans and deposits	(155)	(52)
Amortization of premiums and discounts on securities	285	284
Change in deferred taxes	155	20
Proceeds from the sale of loans held for sale	38,910	44,399
Originations of loans held for sale	(37,513)	(44,474)
Gain from sale of loans	(1,390)	(1,304)
Loss on sale or write down of property plant and equipment	10	-
Gain/loss on sale / write-down of real estate and other assets held for sale	249	537
Stock option expense	11	84
Restricted stock income	(311)	(113)
Income from bank owned life insurance	(392)	(400)
Excess tax benefit on stock compensation plans	(105)	(148)
Changes in:
Accrued interest receivable	(1,539)	(653)
Other assets	(3,609)	(1,541)
Other liabilities	1,662	75
Net cash provided by operating activities	9,691	8,852

Investing Activities
Proceeds from maturities of held-to-maturity securities	-	6
Proceeds from maturities, calls and pay-downs of available-for-sale securities	6,673	5,860
Proceeds from sale of premises and equipment, real estate and other assets held for sale	161	249
Proceeds from sale of non-mortgage loans	1,749	4,050
Purchases of available-for-sale securities	(8,172)	(19,710)
Proceeds from Federal Home Loan stock redemption	1,982	3
Proceeds from sale of bank owned life insurance	-	17,689
Purchases of premises and equipment, net	(793)	(476)
Net increase in loans receivable	(10,959)	(12,335)
Net cash used by investing activities	(9,359)	(4,664)

Financing Activities
Net increase in deposits and advance payments by borrowers	64,201	53,631
Repayment of Federal Home Loan Bank advances	(35,031)	(23,278)
Proceeds from Federal Home Loan Bank advances	5,000	10,000
Decrease in securities sold under repurchase agreements	(2,228)	(16,698)
Net cash paid for repurchase of common stock	(15,147)	-
Proceeds from exercise of stock options	185	56
Proceeds from direct stock sales	31	21
Cash dividends paid on common stock	(3,788)	(3,047)
Net cash provided by financing activities	13,223	20,685
Increase in cash and cash equivalents	13,555	24,873
Cash and cash equivalents at beginning of period	98,962	113,693
Cash and cash equivalents at end of period	$112,517	$138,566

Supplemental cash flow information:
Interest paid	$5,593	$3,160
Income taxes paid	$-	$-
Initial recognition of right-of-use asset	$8,808	$-
Initial recognition of lease liability	$9,339	$-
Transfers from loans to real estate and other assets held for sale	$146	$694

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2019 and 2018

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

The consolidated condensed statement of financial condition at December 31, 2018, has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

The accompanying consolidated condensed financial statements as of March 31, 2019, and for the three month periods ended March 31, 2019 and 2018 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2018 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the entire year.

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

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet. For public companies, this update was effective for interim and annual periods beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related nonlease components as a single lease component. The Company has also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are twelve months or less. Implementation of the guidance resulted in the recording of a right-of-use asset and lease liability on the balance sheet; however it does not have a material impact on the Company's other consolidated financial statements. See additional disclosures in Note 10.

Accounting Standards Updates

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018; however, the Company does not currently plan to adopt this ASU early. As a result of this ASU, the Company could experience an increase in its allowance. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). Interagency guidance issued in December 2018 allows for a three-year phase-in of the cumulative-effect adjustment for regulatory capital reporting purposes. The Company continues its implementation efforts through its established Company-wide implementation committee along with a third-party software vendor to assist in the implementation process. The committee’s review indicates the Company has maintained sufficient historical loan data to support the requirement of this pronouncement and is currently evaluating the various loss methodologies to determine their correlations to the Company’s loan segments historical performance. The Company anticipates running parallel computations during 2019 and continues to evaluate the impact of adoption of this ASU.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$-	$3,911	$-	$3,911
Mortgage-backed - residential	-	77,496	-	77,496
REMICs	-	2,600	-	2,600
Collateralized mortgage obligations- residential	-	101,420	-	101,420
Preferred Stock	1	-	-	1
Corporate bonds	-	12,978	-	12,978
Obligations of state and political subdivisions	-	101,489	-	101,489
Mortgage banking derivative - asset	-	879	-	879
Mortgage banking derivative - liability	-	147	-	147

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligation of U.S. federal government corporations and agencies	$-	$2,503	$-	$2,503
Mortgage-backed - residential	-	74,710	-	74,710
REMICs	-	2,709	-	2,709
Collateralized mortgage obligations-residential	-	101,461	-	101,461
Corporate bonds	-	12,806	-	12,806
Obligations of state and political subdivisions	-	99,887		99,887
Mortgage banking derivative - asset	-	367	-	367
Mortgage banking derivative -liability	-	73	-	73

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Mortgage servicing rights	$-	$501	$-	$501
Real estate held for sale Commercial real estate	-	-	236	236
Total real estate held for sale	-	-	236	236

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$-	$-	$1,456	$1,456
Commercial			319	319
Total impaired loans	-	-	1,775	1,775
Mortgage servicing rights	-	629	-	629
Real estate held for sale
Commercial real estate	-	-	705	705
Total real estate held for sale	-	-	705	705

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Real estate held for sale – Applies to all classes	$236	Purchase agreement.	Discounts for changes in market conditions	42.8%	42.8%

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

There were no impaired loans which were measured for impairment using the fair value of collateral at March 31, 2019. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $1.8 million, with a $9,000 valuation allowance December 31, 2018. A provision expense of $124,000 for the three months ended March 31, 2019 and $134,000 for the three months ended March 31, 2018, were included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value, had a fair value of $501,000 with a valuation allowance of $413,000 and a fair value of $629,000 with a valuation allowance of $300,000 at March 31, 2019 and December 31, 2018, respectively. A charge of $113,000 and a recovery of $37,000 for the three months ended March 31, 2019, and March 31, 2018, respectively, was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $264,000 for the three months ended March 31, 2019, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was $544,000 for the three months ended March 31, 2018.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2019, and December 31, 2018. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on a discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2019.

		Fair Value Measurements at March 31, 2019 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$112,517	$112,517	$112,517	$-	$-
Investment securities	300,418	300,418	1	300,417	-
Federal Home Loan Bank Stock	12,235	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,527,043	2,530,106	-	6,913	2,523,193
Accrued interest receivable	11,180	11,180	12	1,699	9,469

Financial Liabilities:
Deposits	$2,685,792	$2,682,404	$586,033	$2,096,371	$-
Advances from Federal Home Loan Bank	55,158	54,709	-	54,709	-
Securities sold under repurchase agreements	3,513	3,513	-	3,513	-
Subordinated debentures	36,083	31,455	-	-	31,455

		Fair Value Measurements at December 31, 2018 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$98,962	$98,962	$98,962	$-	$-
Investment securities	294,602	294,602	-	294,602	-
FHLB Stock	14,217	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,518,321	2,501,096	-	6,865	2,494,231
Accrued interest receivable	9,641	9,641	18	1,168	8,455

Financial Liabilities:
Deposits	$2,620,882	$2,613,965	$607,198	$2,006,767	$-
Advances from FHLB	85,189	84,281	-	84,281	-
Securities sold under repurchase agreements	5,741	5,741	-	5,741	-
Subordinated debentures	36,083	28,854	-	-	28,854

4.	Stock Compensation Plans

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

As of March 31, 2019, 21,400 options to acquire First Defiance shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The Company approved a Short-Term Incentive Plan (“STIP”) and a Long-Term Equity Incentive Plan (“LTIP”) for selected members of management.

Under the 2018 and 2019 STIPs, the participants could earn between 10% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year. The participants are required to be employed on the day of payout in order to receive the payment.

Under each LTIP, the participants may earn between 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 41,676 and 69,014 RSU’s to the participants in the 2018 and 2019 LTIPs, respectively, effective January 1 in the year the award was made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive the payment. A total of 48,363 RSU’s were issued to the participants of the 2016 LTIP in the first quarter of 2019 for the three year performance period ended December 31, 2018.

In the three months ended March 31, 2019, the Company also granted to employees 13,916 RSUs and 15,722 shares of restricted stock. All awards were issued to employees, 27,424 of the awardshave a three-year vesting period while 2,214 have a one-year vesting period. The fair value of all granted restricted shares was determined by the stock price on the date of the grant.

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

There were no options granted during the three months ended March 31, 2019, or March 31, 2018.

Following is stock option activity under the plans during the three months ended March 31, 2019:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2019	39,400	$14.00
Forfeited or cancelled	-	-
Exercised	(18,000)	10.52
Granted	-	-
Options outstanding, March 31, 2019	21,400	$16.92	5.92	$253
Vested or expected to vest at March 31, 2019	21,400	$16.92	5.92	$253
Exercisable at March 31, 2019	14,600	$16.36	5.67	$181

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Proceeds of options exercised	$185	$56
Related tax benefit recognized	4	21
Intrinsic value of options exercised	360	253

As of March 31, 2019, there was $39,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.5 years.

At March 31, 2019, 178,465 RSU’s and 45,094 restricted stock grants were unvested. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. A total expense of $523,000 was recorded during the three months ended March 31, 2019 compared to an expense of $565,000 for the three months ended March 31, 2018. There was approximately $249,000 and $961,000 included within other liabilities at March 31, 2019 and December 31, 2018, respectively, related to the STIP.

		Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2019	144,586	$23.94	30,372	$28.48
Granted	82,930	25.61	64,585	20.92
Vested	(48,863)	19.65	(49,863)	19.84
Forfeited	(188)	19.65	-	-
Unvested at March 31, 2019	178,465	$25.66	45,094	$27.18

The maximum amount of compensation expense that may be recorded for the 2019 STIP and the active LTIPs at March 31, 2019, is approximately $4.7 million. However, the estimated expense expected to be recorded as of March 31, 2019, based on the performance measures in the plans, is $4.2 million of which $2.7 million is unrecognized at March 31, 2019, and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.19 per common stock dividend in the first quarter of 2019 and declared and paid a $0.15 per common stock dividend in the first quarter of 2018.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2019	2018
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$11,482	$11,737
Less: Income allocated to participating securities	9	3
Net income allocated to common shareholders	11,473	11,734

Weighted average common shares outstanding Including participating securities	20,030	20,352
Less: Participating securities	16	22
Average common shares	20,014	20,330

Basic earnings per common share	$0.57	$0.58

Diluted Earnings Per Share:
Net income allocated to common shareholders	$11,473	$11,734
Weighted average common shares outstanding for basic earnings per common share	20,014	20,330
Add: Dilutive effects of stock options	81	108
Average shares and dilutive potential common shares	20,095	20,438

Diluted earnings per common share	$0.57	$0.57

Share and per share data in above table has been adjusted for a 2-for-1 stock split on July 12, 2018.

Shares subject to issue upon exercise of options of 3,376 in 2019 and 7,000 in 2018 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At March 31, 2019
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. federal government corporations and agencies	$3,913	$4	$(6)	$3,911
Mortgage-backed securities – residential	77,682	418	(604)	77,496
REMICs	2,587	13	-	2,600
Collateralized mortgage obligations	101,524	418	(522)	101,420
Preferred stock	-	1	-	1
Corporate bonds	12,909	98	(29)	12,978
Obligations of state and political subdivisions	99,282	2,366	(159)	101,489
Total Available-for-Sale	$297,897	$3,318	$(1,320)	$299,895

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$7	$-	$-	$7
FNMA certificates	30	-	-	30
GNMA certificates	11	-	-	11
Obligations of state and political subdivisions	475	-	-	475
Total Held-to Maturity	$523	$-	$-	$523

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2018
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,519	$2	$(18)	$2,503
Mortgage-backed securities - residential	76,165	111	(1,566)	74,710
REMICs	2,712	4	(7)	2,709
Collateralized mortgage obligations - residential	103,026	124	(1,689)	101,461
Corporate bonds	12,910	44	(148)	12,806
Obligations of state and political subdivisions	99,349	1,258	(720)	99,887
Total Available-for-Sale	$296,681	$1,543	$(4,148)	$294,076

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$8	$-	$-	$8
FNMA certificates	31	-	-	31
GNMA certificates	12	-	-	12
Obligations of states and political subdivisions	475	-	-	475
Total Held-to-Maturity	$526	$-	$-	$526

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at March 31, 2019, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$4,987	$5,007	$31	$31
Due after one year through five years	19,869	20,047	-	-
Due after five years through ten years	34,265	35,050	444	444
Due after ten years	56,983	58,275	-	-
MBS/CMO/REMIC	181,793	181,516	48	48
	$297,897	$299,895	$523	$523

Investment securities with a carrying amount of $150.2 million at March 31, 2019, were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

As of March 31, 2019, the Company’s investment portfolio consisted of 439 securities, 104 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at March 31, 2019, and December 31, 2018:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At March 31, 2019
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$513	$(6)	$513	$(6)
Mortgage-backed securities-residential	-	-	44,304	(604)	44,304	(604)
Collateralized mortgage obligations	904	(3)	48,948	(519)	49,852	(522)
Corporate bonds	2,859	(29)	-	-	2,859	(29)
Obligations of state and political subdivisions	-	-	10,124	(159)	10,124	(159)
Total temporarily impaired securities	$3,763	$(32)	$103,889	$(1,288)	$107,652	$(1,320)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2018
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$500	$(18)	$500	$(18)
Mortgage-backed securities-residential	11,589	(71)	48,665	(1,495)	60,254	(1,566)
REMIC’s	-	-	857	(7)	857	(7)
Collateralized mortgage obligations	11,613	(53)	70,585	(1,636)	82,198	(1,689)
Corporate Bonds	5,752	(148)	-	-	5,752	(148)
Obligations of state and political subdivisions	11,974	(69)	16,492	(651)	28,466	(720)
Held to maturity securities:	8	-	26	-	34	-
Total temporarily impaired securities	$40,936	$(341)	$137,125	$(3,807)	$178,061	$(4,148)

There were no realized gains from the sales and calls of investment securities in the first quarter of 2019 or in the first quarter of 2018.

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

In the first quarter of 2019 and 2018, management determined there was no OTTI.

There were no sales or calls of securities during the three months ended March 31, 2019 or 2018.

8.	Loans

Loans receivable consist of the following:

	March 31, 2019	December 31, 2018
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$321,644	$322,686
Secured by multi-family residential	279,175	278,358
Secured by commercial real estate	1,115,325	1,126,452
Construction	304,241	265,772
	2,020,385	1,993,268
Other Loans:
Commercial	509,627	509,577
Home equity and improvement	124,450	128,152
Consumer finance	34,262	34,405
	668,339	672,134
Total loans	2,688,724	2,665,402
Deduct:
Undisbursed loan funds	(137,742)	(123,293)
Net deferred loan origination fees and costs	(2,014)	(2,070)
Allowance for loan loss	(28,164)	(28,331)
Totals	$2,520,804	$2,511,708

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarters ended March 31, 2019 and 2018 by portfolio segment (In Thousands):

Quarter Ended March 31, 2019	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,881	$3,101	$12,041	$682	$7,281	$2,026	$319	$28,331
Charge-Offs	(172)	0	0	0	(187)	(33)	(142)	(534)
Recoveries	13	12	84	0	12	24	10	155
Provisions	89	(45)	(124)	49	170	(89)	162	212
Ending Allowance	$2,811	$3,068	$12,001	$731	$7,276	$1,928	$349	$28,164

Quarter Ended March 31, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683
Charge-Offs	(16)	0	(55)	0	(97)	(117)	(31)	(316)
Recoveries	24	0	184	0	1,757	28	2	1,995
Provisions	(6)	281	290	20	(1,787)	43	64	(1,095)
Ending Allowance	$2,534	$2,983	$10,773	$667	$7,838	$2,209	$263	$27,267

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$177	$2	$98	$-	$67	$236	$-	$580

Collectively evaluated for impairment	2,634	3,066	11,903	731	7,209	1,692	349	27,584

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,811	$3,068	$12,001	$731	$7,276	$1,928	$349	$28,164

Loans:

Loans individually evaluated for impairment	$6,640	$1,333	$23,297	$-	$10,052	$914	$33	$42,269

Loans collectively evaluated for impairment	314,510	278,011	1,095,031	166,137	501,403	124,443	34,362	2,513,897

Loans acquired with deteriorated credit quality	1,007	294	808	-	163	-	-	2,272

Total ending loans balance	$322,157	$279,638	$1,119,136	$166,137	$511,618	$125,357	$34,395	$2,558,438

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 (In Thousands):

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2019
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,552	$64	$60
Residential Non Owner Occupied	2,080	30	32
Total Residential Real Estate	6,632	94	92
Construction	-	-	-
Multi-Family	1,332	20	20
CRE Owner Occupied	7,365	166	132
CRE Non Owner Occupied	1,989	33	26
Agriculture Land	12,903	206	197
Other CRE	1,154	34	33
Total Commercial Real Estate	23,411	439	388
Commercial Working Capital	8,089	143	91
Commercial Other	1,870	27	24
Total Commercial	9,959	170	115
Home Equity and Improvement	921	14	13
Consumer Finance	36	1	1
Total Impaired Loans	$42,291	$738	$629

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended March 31, 2018
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,639	$32	$31
Residential Non Owner Occupied	2,509	44	41
Total Residential Real Estate	7,148	76	72
Construction	-	-	-
Multi-Family	2,049	27	26
CRE Owner Occupied	13,225	44	35
CRE Non Owner Occupied	3,482	34	34
Agriculture Land	11,516	95	42
Other CRE	1,486	25	20
Total Commercial Real Estate	29,709	198	131
Commercial Working Capital	5,208	24	24
Commercial Other	5,100	25	23
Total Commercial	10,308	49	47
Home Equity and Improvement	1,474	11	11
Consumer Finance	39	1	1
Total Impaired Loans	$50,727	$362	$288

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$468	$343	$-	$901	$775	$-
Residential Non Owner Occupied	906	911	-	950	955	-
Total 1-4 Family Residential Real Estate	1,374	1,254	-	1,851	1,730	-
Multi-Family Residential Real Estate	1,282	1,289	-	1,296	1,302	-
CRE Owner Occupied	6,884	5,631	-	7,464	6,202	-
CRE Non Owner Occupied	1,794	1,628	-	1,824	1,659	-
Agriculture Land	12,664	12,809	-	14,915	14,994	-
Other CRE	457	459	-	464	462	-
Total Commercial Real Estate	21,799	20,527	-	24,667	23,317	-
Construction	-	-	-	-	-	-
Commercial Working Capital	7,715	7,725	-	7,569	7,498	-
Commercial Other	1,688	1,686	-	2,095	2,100	-
Total Commercial	9,403	9,411	-	9,664	9,598	-
Home Equity and Home Improvement	-	-	-	-	-	-
Consumer Finance	-	-	-	-	-	-
Total loans with no allowance recorded	$33,858	$32,481	$-	$37,478	$35,947	$-

With an allowance recorded:
Residential Owner Occupied	$4,291	$4,255	$151	$3,926	$3,884	$148
Residential Non Owner Occupied	1,126	1,131	26	1,152	1,160	27
Total 1-4 Family Residential Real Estate	5,417	5,386	177	5,078	5,044	175
Multi-Family Residential Real Estate	43	44	2	44	44	3
CRE Owner Occupied	2,141	1,657	40	2,419	1,935	38
CRE Non Owner Occupied	342	345	15	350	353	16
Agriculture Land	95	96	6	37	38	2
Other CRE	1,088	672	37	1,107	691	39
Total Commercial Real Estate	3,666	2,770	98	3,913	3,017	95
Construction	-	-	-	-	-	-
Commercial Working Capital	507	510	54	525	528	55
Commercial Other	128	131	13	560	352	24
Total Commercial	635	641	67	1,085	880	79
Home Equity and Home Improvement	965	914	236	1,013	963	242
Consumer Finance	33	33	-	45	45	1
Total loans with an allowance recorded	$10,759	$9,788	$580	$11,178	$9,993	$595

* Presented gross of charge-offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2019	December 31, 2018
	(In Thousands)
Non-accrual loans	$17,645	$19,016
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	17,645	19,016
Real estate and other assets held for sale	941	1,205
Total non-performing assets	$18,586	$20,221
Troubled debt restructuring, still accruing	$11,908	$11,573

The following table presents the aging of the recorded investment in past due and non- accrual loans as of March 31, 2019, by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non- Accrual
Residential Owner Occupied	$201,526	$84	$789	$1,535	$2,408	$2,933
Residential Non Owner Occupied	118,110	39	22	52	113	241

Total 1-4 Family Residential Real Estate	319,636	123	811	1,587	2,521	3,174

Multi-Family Residential Real Estate	279,638	-	-	-	-	-

CRE Owner Occupied	416,888	616	320	331	1,267	4,122
CRE Non Owner Occupied	527,519	513	-	-	513	672
Agriculture Land	129,563	-	171	3	174	4,618
Other Commercial Real Estate	43,057	110	-	45	155	45

Total Commercial Real Estate	1,117,027	1,239	491	379	2,109	9,457

Construction	166,137	-	-	-	-	-

Commercial Working Capital	220,777	85	-	3,874	3,959	3,903
Commercial Other	286,182	469	-	231	700	456

Total Commercial	506,959	554	-	4,105	4,659	4,359

Home Equity/Home Improvement	125,080	89	64	124	277	606
Consumer Finance	34,247	108	9	31	148	38

Total Loans	$2,548,724	$2,113	$1,375	$6,226	$9,714	$17,634

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2018, by class of loans (In Thousands):

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

Troubled Debt Restructurings

As of March 31, 2019, and December 31, 2018, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $19.0 million and $19.2 million, respectively. The Company allocated $580,000 and $581,000 of specific reserves to those loans at March 31, 2019, and December 31, 2018, respectively, and had committed to lend additional amounts totaling up to $330,000 and $169,000 at March 31, 2019, and December 31, 2018, respectively.

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

Of the loans modified in a TDR as of March 31, 2019, $7.1 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three month periods ending March 31, 2019, and March 31, 2018:

	Loans Modified as a TDR for the Three Months Ended March 31, 2019 ($ in thousands)		Loans Modified as a TDR for the Three Months Ended March 31, 2018 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	3	$473	3	$145
1-4 Family Non Owner Occupied	0	-	1	69
Multi Family	0	-	0	-
CRE Owner Occupied	0	-	2	650
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	0	-	4	2,114
Commercial Other	1	14	0	-
Home Equity and Improvement	1	20	0	-
Consumer Finance	1	7	0	-
Total	6	$514	10	$2,978

The loans described above decreased the allowance for loan and lease losses (“ALLL”) by $6,000 in the three month period ending March 31, 2019, and decreased the ALLL by $5,000 in the three month period ending March 31, 2018.

Of the 2019 modifications, three were made a TDR due to bankruptcy and three were made a TDR because the current debt was refinanced due to maturity or for payment relief.

The following tables present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three month periods ended March 31, 2019, and March 31, 2018:

	Three Months Ended March 31, 2019 ($ in thousands)		Three Months Ended March 31, 2018 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	1	$76	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	3	2,544	0	-
Commercial Other	0	-	1	197
Home Equity and Improvement	1	61	0	-
Consumer Finance	0	-	0	-
Total	5	$2,681	1	$197

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $1,000 for the three month period ended March 31, 2019.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$8,480	$89	$2,921	$-	$192,444	$203,934
1-4 Family Non Owner Occupied	107,979	768	2,862	-	6,614	118,223

Total 1-4 Family Real Estate	116,459	857	5,783	-	199,058	322,157

Multi-Family Residential Real Estate	277,614	-	1,918	-	106	279,638

CRE Owner Occupied	396,581	13,673	7,820	-	84	418,158
CRE Non Owner Occupied	520,779	5,057	2,194	-	-	528,030
Agriculture Land	109,365	6,488	13,882	-	-	129,735
Other CRE	40,238	718	1,227	-	1,030	43,213

Total Commercial Real Estate	1,066,963	25,936	25,123	-	1,114	1,119,136

Construction	146,556	219	-	-	19,362	166,137

Commercial Working Capital	207,960	8,534	8,241	-	-	224,735
Commercial Other	276,814	7,590	2,479	-	-	286,883

Total Commercial	484,774	16,124	10,720	-	-	511,618

Home Equity and Home Improvement	-	-	417	-	124,940	125,357
Consumer Finance	-	-	122	-	34,273	34,395

Total Loans	$2,092,366	$43,136	$44,083	$-	$378,853	$2,558,438

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$9,419	$91	$3,130	$-	$190,134	$202,774
Residential Non Owner Occupied	109,885	700	3,087	-	6,725	120,397

Total 1-4 Family Real Estate	119,304	791	6,217	-	196,859	323,171

Multi-Family Residential Real Estate	276,594	-	2,047	-	107	278,748

CRE Owner Occupied	402,008	5,724	9,547	-	89	417,368
CRE Non Owner Occupied	529,842	2,807	2,297	-	-	534,946
Agriculture Land	111,595	4,023	16,358	-	-	131,976
Other CRE	42,189	730	1,244	-	1,082	45,245

Total Commercial Real Estate	1,085,634	13,284	29,446	-	1,171	1,129,535

Construction	122,775	219	-	-	19,102	142,096

Commercial Working Capital	205,903	6,546	9,489	-	-	221,938
Commercial Other	279,234	7,011	3,201	-	-	289,446

Total Commercial	485,137	13,557	12,690	-	-	511,384

Home Equity and Home Improvement	-	-	434	-	128,594	129,028
Consumer Finance	-	-	206	-	34,325	34,531

Total Loans	$2,089,444	$27,851	$51,040	$-	$380,158	$2,548,493

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance of those loans is as follows (In Thousands):

	March 31, 2019	December 31, 2018

1-4 Family Residential Real Estate	$1,036	$1,045
Multi-Family Residential Real Estate	298	300
Commercial Real Estate Loans	871	899
Commercial	209	227
Consumer	-	-
Total Outstanding Balance	$2,414	$2,471
Recorded Investment, net of allowance of $0	$2,272	$2,331

Accretable yield, or income expected to be collected, is as follows:

	2019	2018
Balance at January 1	$468	$804
New Loans Purchased	-	-
Accretion of Income	(12)	(15)
Reclassification from Non-accretable	-	-
Charge-off of Accretable Yield	-	-
Balance at March 31	$456	$789

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended March 31, 2019 or 2018. No allowances for loan losses were reversed during the same period.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $912,000 as of March 31, 2019 and $796,000 as of December 31, 2018.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Gain from sale of mortgage loans	$1,301	$1,080
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	939	944
Amortization of mortgage servicing rights	(286)	(319)
Mortgage servicing rights valuation adjustments	(113)	37
	540	662

Net revenue from sale and servicing of mortgage loans	$1,841	$1,742

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.41 billion at both March 31, 2019 and December 31, 2018.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,419	$10,240
Loans sold, servicing retained	278	324
Amortization	(286)	(319)
Carrying value before valuation allowance at end of period	10,411	10,245

Valuation allowance:
Balance at beginning of period	(300)	(432)
Impairment (expense) recovery	(113)	37
Balance at end of period	(413)	(395)
Net carrying value of MSRs at end of period	$9,998	$9,850
Fair value of MSRs at end of period	$10,264	$10,280

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity. A liability of $43,000 was accrued at both March 31, 2019, and December 31, 2018, respectively. There was no expense or credit recognized related to the accrual in the three March 31, 2019 or 2018.

10.	Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the effective date approach. As such, all periods presented after January 1, 2019 are under ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting of ASC 840. Financial information was not updated and the disclosures required under ASC 842 was not provided for dates and periods before January 1, 2019.

As of March 31, 2019, the Company has entered into lease agreements covering eight First Insurance offices, five banking center locations, one loan production office, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew. First Federal and First Insurance share office space for one lease as a branch and insurance office. The lease agreements have maturity dates ranging from December 2019 to December 2039, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 17.84 years as of March 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 3.49% as of March 31, 2019.

The total operating lease costs were $243 for the three months ended March 31, 2019 and $249 for the three months ended March 31, 2018.

The short-term lease costs and cash payments on operating leases, $0 and $236 for the three months ended March 31, 2019 respectively. The right-of-use asset, included in other assets, and lease liabilities, included in other liabilities, were $8,647 and $9,185 as of March 31, 2019 respectively.

Total estimated rental commitments for the operating leases were as follows as of March 31, 2019:

2019	$677
2020	982
2021	941
2022	864
2023	840
Thereafter	11,379
Total	$15,683

Future minimum commitments under non-cancelable operating leases were as follows as of December 31, 2018:

2019	$967
2020	884
2021	843
2022	768
2023	739
Thereafter	8,078
Total	$12,279

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of March 31, 2019, is shown below.

Undiscounted cash flows	$15,683
Undiscounted cash flows associated with new lease effective 1/1/2020	(2,496)
Discount effect of cash flows	(4,002)
Total	$9,185

On February 28, 2019, the Company entered into a new lease agreement with an effective date of January 1, 2020, which will result in an additional right-of-use asset and lease liability of approximately $2.0 million.

11.	Deposits

A summary of deposit balances is as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)
Non-interest-bearing checking accounts	$586,033	$607,198
Interest-bearing checking and money market accounts	1,107,511	1,040,471
Savings deposits	300,244	292,829
Retail certificates of deposit less than $250,000	601,012	591,822
Retail certificates of deposit greater than $250,000	90,992	88,562
	$2,685,792	$2,620,882

12.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2019	December 31, 2018
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$54,000	$59,000
Amortizable mortgage advances	1,181	1,213
Overnight advances	-	25,000
Fair value adjustment on acquired balances	(23)	(24)
Total	$55,158	$85,189
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 4.11% as of March 31, 2019, and 4.29% as of December 31, 2018.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 3.99% and 4.17% on March 31, 2019 and December 31, 2018, respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2019 and December 31, 2018, is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At March 31, 2019
Repurchase agreements:
Mortgage-backed securities – residential	$3,513	$-	$-	$-	$3,513
Total borrowings	$3,513	$-	$-	$-	$3,513
Gross amount of recognized liabilities for repurchase agreements					$3,513

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2018
Repurchase agreements:
Mortgage-backed securities – residential	$4,199	$-	$-	$-	$4,199
Collateralized mortgage obligations	1,542	-	-	-	1,542
Total borrowings	$5,741	$-	$-	$-	$5,741
Gross amount of recognized liabilities for repurchase agreements					$5,741

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	March 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$75,068	$140,721	$44,352	$114,308
Unused lines of credit	18,531	416,774	7,523	382,189
Standby letters of credit	-	8,067	-	7,239
Total	$93,599	$565,562	$51,875	$503,736

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $23.6 million and $8.6 million of loans to Freddie Mac, Fannie Mae, FHLB or BB&T Mortgage at March 31, 2019, and December 31, 2018, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $23.1 million and $8.6 million of interest rate lock commitments at March 31, 2019, and December 31, 2018, respectively. There were $28.9 million and $11.5 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2019, and December 31, 2018, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2019			December 31, 2018
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$879	$147	$732	$367	$73	$294

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$438	$42

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

16.	Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2019:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$4,603	$(968)	$3,635
Reclassification adjustment for net gains included in net income	-	-	-
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	-	82	82
Total other comprehensive loss	$4,603	$(886)	$3,717

Three months ended March 31, 2018:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(3,557)	$747	$(2,810)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(3,557)	$747	$(2,810)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income (Loss)
	(In Thousands)
Balance January 1, 2019	$(2,057)	$(91)	$(2,148)
Other comprehensive income before reclassifications	3,635	-	3,635
Amounts reclassified from accumulated other comprehensive income	-	82	82

Net other comprehensive income during period	3,635	82	3,717

Balance March 31, 2019	$1,578	$(9)	$1,569

Balance January 1, 2018	$601	$(384)	$217
Other comprehensive income (loss) before reclassifications	(2,810)	-	(2,810)

Net other comprehensive income (loss) during period	(2,810)	-	(2,810)

Reclassification adjustment upon adoption of ASU 2018-02	129	(82)	47

Balance March 31, 2018	$(2,080)	$(466)	$(2,546)

17. Affordable Housing Projects Tax Credit Partnership

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the statement of income as a component of income tax expense (benefit). The Company utilized the proportional amortization method for all of its instruments. As of March 31, 2019, and December 31, 2018, the Company had $11.0 million and $11.3 million in qualified investments recorded in other assets and $6.3 million and $6.9 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of March 31, 2019, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2019	$2,208
2020	1,954
2021	467
2022	338
2023	306
Thereafter	991
Total Unfunded Commitments	$6,264

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Proportional Amortization Method
Tax credits and other tax benefits recognized	$328	$254
Amortization expense in federal income taxes	284	234

There were no impairment losses of LIHTC investments for the three months ended March 31, 2019 and 2018.

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

Non-GAAP Financial Measures

This document contains GAAP financial measures and certain non-GAAP financial measures which are presented as management believes they are helpful in understanding the Company’s results of operations or financial position. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three months ended March 31, 2019 and 2018.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio
($ in Thousands)	March 31, 2019	March 31, 2018
Net interest income (GAAP)	$28,270	25,687
Add: FTE adjustment	247	237
Net interest income on a FTE basis (1)	$28,517	25,924

Noninterest income – less securities gains/losses (2)	$10,813	10,703
Noninterest expense (3)	24,866	23,251
Average interest-earning assets net of average unrealized gains/losses on securities(4)	2,873,133	2,665,035
Average interest-earning assets	2,871,340	2,664,114
Average unrealized gains/(losses) on securities	(1,793)	(921)

Ratios:
Net interest margin (1) / (4)	4.03%	3.95%
Efficiency ratio (3) / (1) + (2)	63.22%	63.48%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of GAAP in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s 2018 Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s 2018 Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2019.

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

First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through thirty-six full-service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Marion, Ottawa, Paulding, Putnam, Seneca, Williams, Wood, and Wyandot counties in northwest and central Ohio, three full-service banking center offices in Allen County in northeast Indiana, five full-service banking center offices in Lenawee County in southeast Michigan and one commercial loan production office in Ann Arbor, Michigan.

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

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered “well capitalized” under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8% and 10%, unless the bank’s federal banking agency determines that the organization’s risk profile warrants a more stringent leverage ratio. The OCC, the Federal Reserve Board and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets. Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets). Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The OCC, the Federal Reserve Board and the FDIC also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under GAAP.

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

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the ALLL, subject to new eligibility criteria, less applicable deductions.

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

Effective January 1, 2015, in order to be “well-capitalized,” a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of March 31, 2019, First Federal met the ratio requirements in effect to be deemed "well-capitalized."

Deposit Insurance - The FDIC maintains the Deposit Insurance Fund (“DIF’), which insures the deposit accounts of First Federal to the maximum amount provided by law. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States government.

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

Business Strategy - First Defiance’s primary objective is to be a high-performing community-focused financial institution, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Better Together” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

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

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. First Federal also offers online banking services, which include mobile banking, People Pay, online bill pay, and online account opening as well as the MoneyPass ATM Network offering access to our customers to over 32,000 ATMs nationwide without a surcharge fee.

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

First Defiance’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.”  Securities classified as available-for-sale may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet the Company’s liquidity needs. Securities classified as available-for-sale, which are stated at fair value, had a recorded value of $299.9 million at March 31, 2019. The available-for-sale portfolio included obligations of U.S. federal government corporations and agencies ($3.9 million), certain municipal obligations ($101.4 million), CMOs/REMICs ($104.0 million), corporate bonds ($13.0 million), and mortgage backed securities ($77.5 million). Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $523,000 at March 31, 2019.

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

Changes in Financial Condition

At March 31, 2019, First Defiance's total assets, deposits and stockholders’ equity amounted to $3.22 billion, $2.69 billion and $395.8 million, respectively, compared to $3.02 billion, $2.62 billion and $399.6 million, respectively, at December 31, 2018.

Net loans receivable (excluding loans held for sale) increased $9.1 million to $2.52 billion. The variance in loans receivable between March 31, 2019, and December 31, 2018 includes an increase of $24.0 million in construction loans. That growth was partially offset by a $11.1 million decrease in commercial real estate loans, a $3.7 million decrease in home equity and improvement loans, a $1.0 million decrease in residential real estate loans and a $0.8 million decrease in multi-family residential loans.

The investment securities portfolio increased $5.8 million to $300.4 million at March 31, 2019 from $294.6 million at December 31, 2018. The increase is a result of $8.2 million of securities being purchased during the first quarter of 2019 as well as a $4.6 million increase in the market value of available-for-sale securities during the period ended March 31, 2019. This was offset by $6.7 million of securities maturing or being called in the first quarter of 2019 and $0.3 million in amortization.

Deposits increased $64.9 million from $2.62 billion at December 31, 2018, to $2.69 billion as of March 31, 2019. Interest bearing demand and money market deposits increased $67.0 million to $1.11 billion, retail time deposits increased $11.6 million to $692.0 million and savings deposits increased $7.4 million to $300.2 million. These increases were partially offset by a $21.2 million decrease in non-interest bearing demand deposits to $586.0 million

Stockholders’ equity decreased $3.8 million from $399.6 million at December 31, 2018, to $395.8 million at March 31, 2019. The decrease in stockholders’ equity was primarily the result of the repurchase of 515,977 shares of common stock totaling $15.1 million and $3.8 million of common stock dividends being paid. The decrease was partially offset by recording net income of $11.5 million and $3.7 million in other comprehensive gain.

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

	Three Months Ended March 31,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$2,517,283	$31,238	5.03%	$2,316,316	$26,550	4.65%
Securities (3)	295,824	2,428	3.31	263,596	2,064	3.16
Interest bearing deposits	44,752	285	2.58	68,211	297	1.77
FHLB stock	13,481	215	6.47	15,991	231	5.86
Total interest-earning assets	2,871,340	34,166	4.82	2,664,114	29,142	4.43
Non-interest-earning assets	311,672			313,750
Total assets	$3,183,012			$2,977,864

Interest-bearing liabilities:
Deposits	$2,061,023	$5,005	0.98%	$1,888,990	$2,611	0.56%
FHLB advances and other	58,954	276	1.90	78,923	319	1.64
Subordinated debentures	36,083	364	4.09	36,192	280	3.14
Securities sold under repurchase agreements	5,431	4	0.30	15,982	8	0.20
Total interest-bearing liabilities	2,161,491	5,649	1.06	2,020,087	3,218	0.65
Non-interest bearing deposits	581,135	-		545,450	-
Total including non-interest bearing demand deposits	2,742,626	5,649	0.84	2,565,537	3,218	0.51
Other non-interest-bearing liabilities	45,248			38,334
Total liabilities	2,787,874			2,603,871
Stockholders’ equity	395,138			373,993
Total liabilities and stock- Holders’ equity	$3,183,012			$2,977,864
Net interest income; interest rate spread		$28,517	3.76%		$25,924	3.78%
Net interest margin (4)			4.03%			3.95%
Average interest-earning assets to average interest-bearing liabilities			133%			132%

(1)	Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
(2)	Annualized
(3)	Securities yield is annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

Results of Operations

Three Months Ended March 31, 2019 and 2018

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2019, was $11.5 million compared to net income of $11.7 million for the comparable period in 2018. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2019, were both $0.57, compared to basic earnings per share of $0.58 and diluted earnings per common share of $0.57 for the quarter ended March 31, 2018.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $28.3 million for the quarter ended March 31, 2019, up from $25.7 million for the same period in 2018. The tax-equivalent net interest margin was 4.03% for the quarter ended March 31, 2019, an increase from 3.95% for the same period in 2018. The increase in margin between the 2019 and 2018 first quarters was primarily due to an increase in interest rates, organic loan growth and continued growth in non-interest bearing deposits. The yield on interest-earning assets was 4.82% for the quarter ended March 31, 2019, up 39 basis points from 4.43% for the same period in 2018. The cost of interest-bearing liabilities between the two periods increased 41 basis points to 1.06% in the first quarter of 2019 from 0.65% in the same period in 2018.

Total interest income increased $5.0 million to $33.9 million for the quarter ended March 31, 2019, from $28.9 million for the quarter ended March 31, 2018. This is due to continued organic loan growth, and an increase in interest rates. Income from loans increased to $31.2 million for the quarter ended March 31, 2019, compared to $26.5 million for the same period in 2018 due to average loan growth of $201.0 million. The increase in the loan portfolio yield to 5.03% at March 31, 2019, was due mainly to increasing interest rates and continued discipline on loan pricing. Interest income from investments increased $354,000 in the first quarter of 2019 to $2.2 million. The yield increased 15 basis points to 3.31% at March 31, 2019, compared to 3.16% at March 31, 2018. The increase in investment yield is attributable to the increase in interest rates. Income from interest bearing deposits and FHLB stock decreased to $285,000 and $215,000 respectively in the first quarter of 2019 compared to $297,000 and $231,000 for the same period in 2018 as decreased volumes offset the increase in interest rates.

Interest expense increased by $2.4 million in the first quarter of 2019 compared to the same period in 2018, to $5.6 million from $3.2 million. The cost of interest bearing liabilities increased 41 basis points from 0.65% at March 31, 2018 to 1.06% at March 31, 2019. Interest expense related to interest-bearing deposits was $5.0 million in the first quarter of 2019 compared to $2.6 million for the same period in 2018. Interest expense recognized by the Company related to FHLB advances was $276,000 in the first quarter of 2019 compared to $319,000 for the same period in 2018 as decreased volumes offset the increase in interest rates. Expenses on subordinated debentures and notes payable were $364,000 and $4,000 respectively in the first quarter of 2019 compared to $280,000 and $8,000 respectively for the same period in 2018.

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

The ALLL is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any SBA or Farm Service Agency guarantees. The specific reserve portion of the ALLL was $580,000 at March 31, 2019, and $595,000 at December 31, 2018.

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

The quantitative general allowance decreased $100,000 to $5.8 million at March 31, 2019, from $5.9 million at December 31, 2018.

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

The qualitative analysis at both March 31, 2019 and December 31, 2018, indicated a general reserve of $21.8 million. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all loan segments decreased slightly in the first three months of 2019, primarily due to the continuing trend of strengthening collateral values.

The environmental factors for the commercial real estate, commercial loan and construction loan segments increased in the first three months of 2019, mainly due to slight increases in credit concentrations and deviations.

The risk factors for all major loan segments except consumer loans, were decreased slightly in the first three months of 2019 due to favorable overall trends.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.44% for construction loans to 1.46% for home equity and improvement loans at March 31, 2019.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs in the quarter, the Company’s provision for loan losses for the first quarter of 2019 was $212,000 compared to a negative provision of $1,095,000 for the same period in 2018. The ALLL was $28.2 million at March 31, 2019 and $28.3 million at December 31, 2018. The allowance for loans losses represented 1.10% of loans, net of undisbursed loan funds and deferred fees and costs, at March 31, 2019 and 1.12% at December 31, 2018. In management’s opinion, the overall ALLL of $28.2 million as of March 31, 2019, is adequate to cover probable incurred losses.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2019, there was $264,000 of write-downs of real estate held for sale. Management believes that the values recorded at March 31, 2019, for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $43.8 million at March 31, 2019, compared to $50.8 million at December 31, 2018, a decrease of $7.0 million due to payoffs and upgrades of classified relationships during the first quarter of 2019.

First Defiance’s ratio of ALLL to non-performing loans was 159.6% at March 31, 2019, compared with 149.0% at December 31, 2018. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2019, are appropriate. Of the $17.6 million in non-accrual loans at March 31, 2019, $11.4 million or 64.7% are less than 90 days past due.

At March 31, 2019, First Defiance had total non-performing assets of $18.6 million, compared to $20.2 million at December 31, 2018. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at March 31, 2019, and December 31, 2018, by category were as follows:

Table 1 – Nonperforming Asset

	March 31,	December 31,
	2019	2018
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$3,184	$3,640
Non-residential and multi-family residential real estate	9,460	10,357
Commercial	4,358	4,500
Construction	-	-
Home equity and improvement	605	393
Consumer finance	38	126
Total non-performing loans	17,645	19,016

Real estate owned	941	1,205
Total repossessed assets	941	1,205

Total Nonperforming assets	$18,586	$20,221

TDR loans, accruing	$11,908	$11,573

Total nonperforming assets as a percentage of total assets	0.58%	0.64%
Total nonperforming loans as a percentage of total loans*	0.69%	0.75%
Total nonperforming assets as a percentage of total loans plus REO*	0.73%	0.80%
ALLL as a percent of total nonperforming assets	151.53%	140.11%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 0.66% of the total loans in that category at March 31, 2019, compared to 0.88% for the same category at December 31, 2018. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.68% of the total loans in this category at March 31, 2019, compared to 0.74% at December 31, 2018. Non-performing loans in the residential loan category represented 0.99% of the total loans in that category at March 31, 2019, compared to 1.13% for the same category at December 31, 2018.

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

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-Accruals by Loan Type

	For the Three Months Ended March 31, 2019		As of March 31, 2019
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$159	41.70%	$3,184	18.04%
Construction	-	0.00%	-	0.00%
Multi-Family residential and Commercial real estate	(96)	(25.33)%	9,460	53.61%
Commercial	175	46.17%	4,358	24.70%
Consumer Finance	132	35.09%	38	0.22%
Home equity and improvement	9	2.37%	605	3.43%
Total	$379	100.00%	$17,645	100.00%

	For the Three Months Ended March 31, 2018		As of March 31, 2018
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(8)	0.48%	$2,460	8.81%
Construction	-	0.00%	-	0.00%
Multi-Family residential and Commercial real estate	(129)	7.68%	17,351	62.13%
Commercial	(1,660)	98.87%	7,166	25.66%
Consumer Finance	29	(5.30)%	39	0.14%
Home equity and improvement	89	(1.73)%	909	3.26%
Total	$(1,679)	100.00%	$27,925	100.00%

Table 3 – ALLL Activity

	For the Quarter Ended
	1st 2019	4th 2018	3rd 2018	2nd 2018	1st 2018
	(In Thousands)

Allowance at beginning of period	$28,331	$27,639	$27,321	$27,267	$26,683
Provision (credit) for loan losses	212	472	1,376	423	(1,095)
Charge-offs:
Residential	172	31	136	78	16
Construction	-	-	-	-	-
Multi-Family residential and Commercial real estate	-	30	1,048	254	55
Commercial	187	15	528	84	97
Consumer finance	142	105	25	72	31
Home equity and improvement	33	75	36	41	117
Total charge-offs	534	256	1,773	529	316
Recoveries	155	476	715	160	1,995
Net charge-offs	379	220	1,058	369	(1,679)
Ending allowance	$28,164	$28,331	$27,639	$27,321	$27,267

The following table sets forth information concerning the allocation of First Federal’s ALLL by loan categories at the dates indicated.

Table 4 – ALLL Allocation by Loan Category

	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,811	11.96%	$2,881	12.11%	$2,824	12.04%	$2,682	12.18%	$2,534	11.15%
Construction	731	11.32%	682	9.97%	615	10.54%	737	11.25%	667	10.19%
Multi-Family residential andCommercial real estate	15,069	51.87%	15,142	52.71%	14,680	52.39%	14,166	50.85%	13,756	51.88%
Commercial	7,276	18.95%	7,281	19.12%	7,161	18.81%	7,455	19.39%	7,838	20.25%
Consumer	349	1.27%	319	1.29%	288	1.25%	249	1.18%	263	1.13%
Home equity and improvement	1,928	4.63%	2,026	4.80%	2,071	4.97%	2,032	5.15%	2,209	5.40%
	$28,164	100.00%	$28,331	100.00%	$27,639	100.00%	$27,321	100.00%	$27,267	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	1st Qtr 2019	4th Qtr 2018	3rd Qtr 2018	2nd Qtr 2018	1st Qtr 2018
Allowance for loan losses / loans*	1.10%	1.12%	1.13%	1.15%	1.16%
Allowance for loan losses / non-performing assets	151.53%	140.11%	122.27%	135.69%	92.86%
Allowance for loan losses / non-performing loans	159.61%	148.99%	132.06%	148.97%	97.64%
Non-performing assets / loans plus OREO*	0.73%	0.80%	0.92%	0.84%	1.24%
Non-performing assets / total assets	0.58%	0.64%	0.73%	0.66%	0.97%
Net charge-offs / average loans (annualized)	0.06%	(0.04)%	0.18%	0.06%	(0.29)%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $110,000 in the first quarter of 2019 to $10.8 million from $10.7 million for the same period in 2018.

Service Fees. Service fees and other charges decreased by $124,000 or 4.0% in the first quarter of 2019 compared to the same period in 2018.

Overdrawn balances, net of an allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be non-interest income rather than interest income. Fee income recorded for the quarters ending March 31, 2019 and 2018 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $602,000 and $619,000, respectively. Accounts charged off are included in non-interest expense. The allowance for uncollectible overdrafts was $13,000 at March 31, 2019, $34,000 at December 31, 2018, and $17,000 at March 31, 2018.

Mortgage Banking Activity. Mortgage banking income increased to $1.8 million in the first quarter of 2019 from $1.7 million in the first quarter of 2018. Gains from the sale of mortgage loans increased to $1.3 million in the first quarter of 2019 from $1.1 million in the first quarter of 2018. Mortgage loan servicing revenue remained flat at $0.9 million in the first quarters of 2019 and 2018. First Defiance had a negative change in the valuation adjustment in mortgage servicing assets of $113,000 in the first quarter of 2019 compared with a positive adjustment of $37,000 in the first quarter of 2018.

Insurance Commission Income. Income from the sale of insurance products were $4.1 million in the first quarter of 2019, down from $4.3 million in the first quarter of 2018. The first quarter of 2019 included contingent revenues of $0.9 million, compared to $1.0 million during the first quarter of 2018.

Other Non-Interest Income. Other non-interest income for the first quarter of 2019 was $846,000, up from $377,000 in the first quarter of 2018 primarily due to a $559,000 increase in the assets of the deferred compensation plan compared to a $37,000 decrease for the same period in 2018. This was mainly due to improved stock market performance in the first quarter of 2019.

Non-Interest Expense.

Non-interest expense increased $1.6 million to $24.9 million for the first quarter of 2019 compared to $23.3 million for the same period in 2018. The increase is mainly attributable to the increase in compensation and benefits of $1.1 million further explained in the section below.

Compensation and Benefits. Compensation and benefits increased to $14.1 million in the first quarter of 2019, compared to $13.2 million in the first quarter of 2018. The increase in compensation and benefits from a year ago is mainly due to additions to staff to support growth strategies, merit increases, and higher medical benefit costs.

Occupancy. Occupancy expense increased by $170,000 to $2.2 million for the quarter ended March 31, 2019, compared to the same period in 2018. This can be attributed to continued growth strategies.

Data Processing. Data processing cost was $2.3 million in the first quarter of 2019, up from $2.1 million in the first quarter of 2018.

Other Non-Interest Expenses. Other non-interest expense of $5.1 million in the first quarter of 2019 increased from $4.6 million in the first quarter of 2018. The increase in other non-interest expenses from a year ago is primarily due to a $559,000 increase in the liabilities of the deferred compensation plan compared to a $130,000 increase for the same period in 2018. Additionally, other non-interest expenses for the first quarter 2019 included OREO write-downs of $264,000 compared to $544,000 for the first quarter of 2018.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2019 was 63.22% compared to 63.48% for the first quarter of 2018.

Income Taxes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, establishing a new, flat corporate federal statutory income tax rate of 21% effective January 1, 2018.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 18.01% for the three months ended March 31, 2019 compared to 17.54% for the same period in 2018. The tax rate is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $9.7 million of cash provided by operating activities during the first three months of 2019. The Company's cash provided by operating activities primarily resulted from the origination of loans held for sale and net income mostly offset by the proceeds on the sale of loans.

At March 31, 2019, First Federal had $215.8 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $443.4 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $23.6 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB and other financial institutions are available.

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

In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2016, and were subject to a phase-in period through January 1, 2019, minimum requirements increased for both quantity and quality of capital held by the Company and the Bank. The rules include a new minimum CET1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 0.625% of risk-weighted assets during 2016, 1.25% during the year 2017, 1.875% during the year 2018, and increasing each year until fully phased-in during 2019 at 2.50%, effectively resulting in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

The Company met each of the well capitalized ratio guidelines at March 31, 2019. The following table indicates the capital ratios for First Defiance (consolidated) and First Federal at March 31, 2019, and December 31, 2018. (In Thousands):

March 31, 2019
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$296,641	10.49%	$127,194	4.5%	N/A	N/A
First Federal	$325,992	11.56%	$126,861	4.5%	$183,224	6.5%

Tier 1 Capital (1)
Consolidated	$331,641	10.75%	$123,352	4.0%	N/A	N/A
First Federal	$325,992	10.61%	$122,893	4.0%	$153,617	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$331,641	11.73%	$169,592	6.0%	N/A	N/A
First Federal	$325,992	11.56%	$169,149	6.0%	$225,531	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$359,805	12.73%	$226,123	8.0%	N/A	N/A
First Federal	$354,155	12.56%	$225,531	8.0%	$281,914	10.0%

(1)	Excludes capital conservation buffer of 2.50% as of March 31, 2019.

(2)	Core capital is computed as a percentage of adjusted total assets of $3.08 billion for consolidated and $3.07 billion for First Federal, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.83 billion for consolidated and $2.82 billion for First Federal, respectively.

December 31, 2018

	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$303,860	11.00%	$124,339	4.5%	N/A	N/A
First Federal	$322,520	11.68%	$124,225	4.5%	$179,436	6.5%

Tier 1 Capital (2)
Consolidated	$338,860	11.14%	$121,716	4.0%	N/A	N/A
First Federal	$322,520	10.62%	$121,461	4.0%	$151,827	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$338,860	12.26%	$165,786	6.0%	N/A	N/A
First Federal	$322,520	11.68%	$165,633	6.0%	$220,844	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$367,191	13.29%	$221,048	8.0%	N/A	N/A
First Federal	$350,851	12.71%	$220,844	8.0%	$276,055	10.0%

(1)	Excludes capital conservation buffer of 1.875% as of December 31, 2018.
(2)	Core capital is computed as a percentage of adjusted total assets of $3.04 billion for consolidated and for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.76 billion for consolidated and for the Bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the 2018 Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

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

The table below presents, for the twelve months subsequent to March 31, 2019 and December 31, 2018, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of March 31, 2019, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2019, remained relatively stable for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2018.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2019		December 31, 2018
Gradual Change in Interest Rates
+200	$2,073	1.75%	$1,910	1.61%
+100	1,081	0.91%	981	0.83%
-100	(1,940)	-1.64%	(2,025)	-1.71%
-200	(6,417)	-5.42%	(6,236)	-5.27%

Immediate Change in Interest Rates
+200	$4,462	3.77%	$3,424	2.89%
+100	2,404	2.03%	1,865	1.57%
-100	(4,851)	-4.10%	(5,057)	-4.27%
-200	(15,478)	-13.08%	(14,455)	-12.21%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Company’s Board mandated guidelines as of March 31, 2019, except for the down 200 basis points over the first twelve months in a dynamic and static shock balance sheet and the down 200 basis points over the cumulative 24 months in both a dynamic and static balance sheet. Management is reviewing the Board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with Board guidelines.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 200 basis points as of March 31, 2019, was considered to be unlikely given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended March 31, 2019, and the year-ended December 31, 2018.

March 31, 2019
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	727,290	77,743	11.97%
+ 300 bp	715,198	65,651	10.11%
+ 200 bp	700,790	51,244	7.89%
+ 100 bp	679,109	29,562	4.55%
0 bp	649,547	-	-
- 100 bp	601,075	(48,471)	(7.46)%
- 200 bp	532,376	(117,171)	(18.04)%

December 31, 2018
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	751,259	66,752	9.75%
+ 300 bp	741,404	56,897	8.31%
+ 200 bp	729,505	44,998	6.57%
+ 100 bp	710,688	26,181	3.82%
0 bp	684,507	-	-
- 100 bp	642,625	(41,882)	(6.12)%
-200 bp	578,124	(106,383)	(15.54)%

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither First Defiance nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended March 31, 2019.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended March 31, 2019 (share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, December 31, 2018				523,840
January 1 – January 31, 2019	120,279	$27.32	119,605	404,235
February 1 – February 28, 2019	230,934	29.59	230,934	173,301
March 1 – March 31, 2019	164,764	30.68	164,473	8,828
Total	515,977	$29.41	515,012	8,828

(1)	On January 29, 2016, the Company announced that its Board of Directors authorized a program for the repurchase of up to 5% of the outstanding common shares, or 900,000 shares. There is no expiration date for the repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 1, 2019, First Defiance Financial Corp. and First Federal Bank of the Midwest (the “Companies”) entered into an employment agreement with Paul D. Nungester. Jr. (the “Employment Agreement”) pursuant to which Mr. Nungester will serve as Chief Financial Officer of the Company. Pursuant to the terms of the Employment Agreement, Mr. Nungester will receive an annual base salary of $270,000 and will be eligible to receive an annual cash bonus based on such terms and conditions as are set forth from time to time in the Companies’ short term incentive bonus program. In addition, Mr. Nungester shall be entitled to other benefits of any pension or other retirement benefit plan, deferred compensation, profit sharing, stock option, management recognition, employee stock ownership, or other plans, benefits and privileges given to employees and executives of the Companies, to the extent commensurate with his then duties and responsibilities, as fixed by the Boards of Directors of the Companies. The term of the Employment Agreement is effective as of May 1, 2019, and will continue for a period of 12 months (together with any renewal periods as provided in the Employment Agreement). The Companies and Mr. Nungester may terminate the Employment Agreement at any time for any reason.

If Mr. Nungester’s employment is terminated by the Companies (other than termination for cause or by reason of death, disability or retirement) or if Mr. Nungester terminates his employment for “good reason” (as defined in the Employment Agreement) and such termination does not occur within six months before or one year after a change in control (as defined in the Employment Agreement), and Mr. Nungester executes a release of claims against the Companies, Mr. Nungester will receive a lump sum severance payment equal to the sum of his then current annual base salary and the average annual short-term cash bonus payable to Mr. Nungester for the five years preceding the date of termination.

If within six months before or one year after a change in control, Mr. Nungester’s employment is terminated by the Companies (other than termination for cause or by reason of death, disability or retirement) or if Mr. Nungester terminates his employment for “good reason,” and Mr. Nungester executes a release of claims against the Companies, Mr. Nungester will receive a lump sum severance payment equal to 2.99 times the sum of his then current annual base salary and the average annual short-term cash bonus payable to Mr. Nungester for the five years preceding the date of termination. In addition, the Employment Agreement provides that Mr. Nungester will be entitled to continued participation in the Company’s medical, dental and vision insurance benefits for the lesser of 1 year or until Mr. Nungester becomes eligible to participate in comparable benefits as an employee of another employer. In lieu of providing continued insurance benefits, the Companies have the right to pay Mr. Nungester a lump sum cash payment equal to the Companies’ cost to provide such insurance coverage.

The foregoing description of the Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of First Defiance (1)
Exhibit 3.2	Amendment to Articles of Incorporation of First Defiance (2)
Exhibit 3.3	Code of Regulations of First Defiance (3)
Exhibit 10.1	Employment Agreement, dated as of May 1, 2019, among First Defiance Financial Corp., First Federal Bank of the Midwest, and Paul D. Nungester, Jr.*
Exhibit 10.2	Amendment to the Employment Agreement between First Defiance and Donald P. Hileman, effective March 4, 2019 (4)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at March 31, 2019 and December 31, 2018, (ii) Unaudited Consolidated Condensed Statements of Income for the Three Months ended March 31, 2019 and 2018 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three Months ended March 31, 2019 and 2018, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2019 and 2018, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2019 and 2018 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated by reference to the like numbered exhibit in the Registrant’s Form S-3 (File No. 333-163014), filed on November 10, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-26850), filed on June 22, 2018.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 POS (File No. 333-197203), filed on July 17, 2018.
(4)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-26850), filed on March 6, 2019.
*	Filed herewith.

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: May 7, 2019	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: May 7, 2019	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer

