Form 10-Q
period 2019-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2019-08-09
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 19,728,023 shares outstanding at July 31, 2019.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2019	December 31, 2018

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$50,597	$55,962
Federal funds sold	33,000	43,000
	83,597	98,962
Securities:
Available-for-sale, carried at fair value	296,115	294,076
Held-to-maturity, carried at amortized cost (fair value $484 and $526 at June 30, 2019 and December 31, 2018, respectively)	485	526
	296,600	294,602
Loans held for sale	14,509	6,613
Loans receivable, net of allowance of $28,934 at June 30, 2019 and $28,331 at December 31, 2018, respectively	2,595,285	2,511,708
Mortgage servicing rights	9,855	10,119
Accrued interest receivable	10,771	9,641
Federal Home Loan Bank stock	11,915	14,217
Bank owned life insurance	75,086	67,660
Premises and equipment	39,959	40,670
Real estate and other assets held for sale	-	1,205
Goodwill	98,569	98,569
Core deposit and other intangibles	3,816	4,391
Other assets	37,590	23,365
Total assets	$3,277,552	$3,181,722

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2019	December 31, 2018

Liabilities and stockholders’ equity
Liabilities:
Deposits	$2,680,637	$2,620,882
Advances from the Federal Home Loan Bank	105,178	85,189
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	3,064	5,741
Advance payments by borrowers	3,550	3,652
Deferred taxes	1,593	264
Other liabilities	40,231	30,322
Total liabilities	2,870,336	2,782,133

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 50,000,000 shares authorized; 25,371,086 and 25,398,992 shares issued and 19,727,630 and 20,171,392 shares outstanding at June 30, 2019 and December 31, 2018, respectively	127	127
Additional paid-in capital	161,205	161,593
Accumulated other comprehensive income (loss), net of tax of $1,108 and $(468), respectively	4,167	(2,148)
Retained earnings	311,576	295,588
Treasury stock, at cost, 5,643,456 shares at June 30, 2019 and 5,227,600 shares at December 31, 2018	(69,859)	(55,571)
Total stockholders’ equity	407,216	399,589
Total liabilities and stockholders’ equity	$3,277,552	$3,181,722

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Income
Loans	$32,660	$27,660	$63,874	$54,186
Investment securities:
Taxable	1,289	1,189	2,655	2,238
Non-taxable	849	850	1,688	1,652
Interest-bearing deposits	260	373	545	670
FHLB stock dividends	183	227	398	458
Total interest income	35,241	30,299	69,160	59,204
Interest Expense
Deposits	5,581	3,144	10,586	5,755
FHLB advances and other	304	282	580	601
Subordinated debentures	350	320	714	600
Notes payable	17	6	21	14
Total interest expense	6,252	3,752	11,901	6,970
Net interest income	28,989	26,547	57,259	52,234
Provision for loan losses	282	423	494	(672)
Net interest income after provision for loan losses	28,707	26,124	56,765	52,906
Non-interest Income
Service fees and other charges	3,301	3,296	6,308	6,427
Insurance commissions	3,616	3,493	7,731	7,770
Mortgage banking income	2,137	2,013	3,978	3,755
Gain on sale of non-mortgage loans	21	43	110	267
Trust income	476	522	999	1,074
Income from Bank Owned Life Insurance	527	566	919	966
Other non-interest income	408	281	1,254	658
Total non-interest income	10,486	10,214	21,299	20,917
Non-interest Expense
Compensation and benefits	14,398	12,885	28,483	26,134
Occupancy	2,304	2,026	4,545	4,097
FDIC insurance premium	258	202	531	562
Financial institutions tax	556	531	1,112	1,062
Data processing	2,267	2,083	4,564	4,188
Amortization of intangibles	276	332	575	679
Other non-interest expense	4,176	4,606	9,291	9,194
Total non-interest expense	24,235	22,665	49,101	45,916
Income before income taxes	14,958	13,673	28,963	27,907
Federal income taxes	2,759	2,564	5,282	5,061
Net Income	$12,199	$11,109	$23,681	$22,846

Earnings per common share (1)
Basic	$0.62	$0.54	$1.19	$1.12
Diluted	$0.61	$0.54	$1.19	$1.12
Dividends declared per share (1)	$0.19	$0.15	$0.38	$0.30
Average common shares outstanding (1)
Basic	19,780	20,388	19,897	20,359
Diluted	19,860	20,492	19,976	20,466

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$12,199	$11,109	$23,681	$22,846

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	3,289	(872)	7,892	(4,429)
Income tax expense (benefit)	(691)	183	(1,659)	930
Net of tax amount	2,598	(689)	6,233	(3,499)

Change in unrealized gain/(loss) on postretirement benefit:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	-	-	82	-
Net of tax amount	-	-	82	-

Total other comprehensive income (loss)	2,598	(689)	6,315	(3,499)

Comprehensive income	$14,797	$10,420	$29,996	$19,347

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares(1)	Stock	Capital	Income	Earnings	Stock	Equity

Balance at December 31, 2018	$-	20,171,392	$127	$161,593	$(2,148)	$295,588	$(55,571)	$399,589
Net income						11,482		11,482
Other comprehensive income					3,717			3,717
Deferred compensation plan				(22)			42	20
Stock based compensation expenses				11				11
Shares issued under stock option plan, net of 178 repurchased and retired		17,822		(22)		(5)	212	185
Restricted share activity under stock incentive plans net of 25,195 repurchased and retired		38,890		(751)			440	(311)
Shares issued from direct stock sales		1,065		19			12	31
Shares repurchased		(515,977)					(15,147)	(15,147)
Common stock dividends declared						(3,788)		(3,788)
Balance at March 31, 2019	$-	19,713,192	$127	$160,828	$1,569	$303,277	$(70,012)	$395,789
Net income						12,199		12,199
Other comprehensive income					2,598			2,598
Deferred compensation plan				(12)			29	17
Stock based compensation expenses				255				255
Shares issued under stock option plan, net of 0 repurchased and retired		1,200		(9)			15	6
Restricted share activity under stock incentive plans net of 2,533 repurchased and retired		12,304		129		(153)	98	74
Shares issued from direct stock sales		934		14			11	25
Common stock dividends declared						(3,747)		(3,747)
Balance at June 30, 2019	$-	19,727,630	$127	$161,205	$4,167	$311,576	$(69,859)	$407,216

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares(1)	Stock	Capital	Income	Earnings	Stock	Equity

Balance at December 31, 2017	$-	20,312,082	$127	$160,940	$217	$262,900	$(50,898)	$373,286
Net income						11,737		11,737
Other comprehensive loss					(2,810)			(2,810)
Adoption of ASU 2018-02 – See Note 2					47	(47)		-
Stock based compensation expenses				84				84
Shares issued under stock option plan, net of 1,224 repurchased and retired		11,276		(33)		(36)	125	56
Restricted share activity under stock incentive plans net of 17,818 repurchased and retired		39,696		(458)		(81)	426	(113)
Shares issued from direct stock sales		744		14			7	21
Common stock dividends declared						(3,047)		(3,047)
Balance at March 31, 2018	$-	20,363,798	$127	$160,547	$(2,546)	$271,426	$(50,340)	$379,214
Net income						11,109		11,109
Other comprehensive loss					(689)			(689)
Stock based compensation expenses				88				88
Shares issued under stock option plan, net of 7,648 repurchased and retired		27,352		(60)		(234)	349	55
Restricted share activity under stock incentive plans net of 0 repurchased and retired		4,104		253		(120)	40	173
Shares issued from direct stock sales		924		19			10	29
Common stock dividends declared						(3,059)		(3,059)
Balance at June 30, 2018	$-	20,396,178	$127	$160,847	$(3,235)	$279,122	$(49,941)	$386,920

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities
Net income	$23,681	$22,846
Items not requiring (providing) cash:
Provision for loan losses	494	(672)
Depreciation	2,073	1,719
Amortization of mortgage servicing rights, net of impairment charges/recoveries	980	586
Amortization of core deposit and other intangible assets	575	679
Net accretion of premiums and discounts on loans and deposits	(450)	(192)
Amortization of premiums and discounts on securities	633	588
Change in deferred taxes	(246)	70
Proceeds from the sale of loans held for sale	99,438	100,481
Originations of loans held for sale	(104,974)	(103,730)
Gain from sale of loans	(3,186)	(2,731)
Loss on sale or write down of property plant and equipment	10	-
Gain/loss on sale / write-down of real estate and other assets held for sale	278	529
Stock option expense	266	172
Restricted stock (income)/expense	(239)	60
Income from bank owned life insurance	(919)	(966)
Excess tax benefit on stock compensation plans	(106)	(158)
Changes in:
Accrued interest receivable	(1,130)	(769)
Other assets	(5,417)	(2,219)
Other liabilities	1,246	(3,382)
Net cash provided by operating activities	13,007	12,911

Investing Activities
Proceeds from maturities of held-to-maturity securities	38	41
Proceeds from maturities, calls and pay-downs of available-for-sale securities	16,432	12,519
Proceeds from sale of premises and equipment, real estate and other assets held for sale	1,073	343
Proceeds from sale of non-mortgage loans	14,378	14,086
Purchases of available-for-sale securities	(11,211)	(42,839)
Proceeds from Federal Home Loan stock redemption	2,302	3
Proceeds from sale of bank owned life insurance	-	17,689
Purchases of premises and equipment, net	(1,372)	(1,946)
Investment in bank owned life insurance	(6,600)	-
Proceeds from bank owned life insurance death benefit	93	336
Net increase in loans receivable	(98,035)	(49,941)
Net cash used by investing activities	(82,902)	(49,709)

Financing Activities
Net increase in deposits and advance payments by borrowers	59,652	53,612
Repayment of Federal Home Loan Bank advances	(35,062)	(28,557)
Proceeds from Federal Home Loan Bank advances	35,000	30,000
Net change in Federal Home Loan Bank advances	20,051	-
Decrease in securities sold under repurchase agreements	(2,677)	(19,120)
Net cash paid for repurchase of common stock	(15,147)	-
Proceeds from exercise of stock options	191	111
Proceeds from direct stock sales	57	50
Cash dividends paid on common stock	(7,535)	(6,106)
Net cash provided by financing activities	54,530	29,990
Increase in cash and cash equivalents	(15,365)	(6,808)
Cash and cash equivalents at beginning of period	98,962	113,693
Cash and cash equivalents at end of period	$83,597	$106,885

Supplemental cash flow information:
Interest paid	$11,811	$6,901
Income taxes paid	$4,200	$5,250
Initial recognition of right-of-use asset	$8,808	$-
Initial recognition of lease liability	$9,339	$-
Transfers from loans to real estate and other assets held for sale	$146	$930
Securities purchased but not yet settled	$-	$397

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

June 30, 2019 and 2018

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

The accompanying consolidated condensed financial statements as of June 30, 2019, and for the three and six month periods ended June 30, 2019 and 2018 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2018 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2019, are not necessarily indicative of the results that may be expected for the entire year.

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

Accounting Standards Updates

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018; however, the Company does not currently plan to adopt this ASU early. As a result of this ASU, the Company could experience an increase in its allowance. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). Interagency guidance issued in December 2018 allows for a three-year phase-in of the cumulative-effect adjustment for regulatory capital reporting purposes. The Company continues its implementation efforts through its established Company-wide implementation committee along with a third-party software vendor to assist in the implementation process. The committee’s review indicates the Company has maintained sufficient historical loan data to support the requirement of this pronouncement and is currently evaluating the various loss methodologies to determine their correlations to the Company’s loan segments historical performance. The Company is currently running parallel computations in 2019 and continues to evaluate the impact of adoption of this ASU.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$-	$2,533	$-	$2,533
Mortgage-backed - residential	-	79,204	-	79,204
REMICs	-	2,412	-	2,412
Collateralized mortgage obligations- residential	-	97,526	-	97,526
Preferred Stock	1	-	-	1
Corporate bonds	-	12,986	-	12,986
Obligations of state and political subdivisions	-	101,453	-	101,453
Mortgage banking derivative - asset	-	1,392	-	1,392
Mortgage banking derivative - liability	-	205	-	205

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$-	$2,503	$-	$2,503
Mortgage-backed - residential	-	74,710	-	74,710
REMICs	-	2,709	-	2,709
Collateralized mortgage obligations-residential	-	101,461	-	101,461
Corporate bonds	-	12,806	-	12,806
Obligations of state and political subdivisions	-	99,887		99,887
Mortgage banking derivative - asset	-	367	-	367
Mortgage banking derivative -liability	-	73	-	73

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans
Commercial real estate	$-	$-	$459	$459
Commercial	-	-	205	205
Total impaired loans	-	-	664	664
Mortgage servicing rights	-	288	-	288

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$-	$-	$1,456	$1,456
Commercial	-	-	319	319
Total impaired loans	-	-	1,775	1,775
Mortgage servicing rights	-	629	-	629
Real estate held for sale
Commercial real estate	-	-	705	705
Total real estate held for sale	-	-	705	705

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$664	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-40%	19.3%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $664,000 with a $91,000 valuation allowance and a fair value of $1.8 million with a $9,000 valuation allowance at June 30, 2019, and December 31, 2018, respectively. Provision expense of $52,000 and $176,000 were included in earnings for the three and six months ended June 30, 2019. A provision recovery of $72,000 for the three months ended June 30, 2018 and a provision expense of $61,000 for the six months ended June 30, 2018 were included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $288,000 with a valuation allowance of $603,000 and a fair value of $629,000 with a valuation allowance of $300,000 at June 30, 2019, and December 31, 2018, respectively. Charges of $190,000 and $303,000 for the three and six months ended June 30, 2019 and recoveries of $47,000 and $83,000 for the three and six months ended June 30, 2018, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $0 and $264,000 for the three and six months ended June 30, 2019, respectively, which was recorded directly as an adjustment to current earnings through non-interest expense. The change in fair value of real estate held for sale was $0 and $544,000 for the three and six months ended June 30, 2018.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2019, and December 31, 2018. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on a discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2019.

	Carrying	Fair Value Measurements at June 30, 2019 (In Thousands)
	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$83,597	$83,597	$83,597	$-	$-
Investment securities	296,600	296,599	1	296,598	-
Federal Home Loan Bank Stock	11,915	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,609,794	2,631,763	-	14,982	2,616,781
Accrued interest receivable	10,771	10,771	3	1,225	9,543

Financial Liabilities:
Deposits	$2,680,637	$2,681,088	$584,735	$2,096,353	$-
Advances from Federal Home Loan Bank	105,178	105,063	-	105,063	-
Securities sold under repurchase agreements	3,064	3,064	-	3,064	-
Subordinated debentures	36,083	32,330	-	-	32,330

	Carrying	Fair Value Measurements at December 31, 2018 (In Thousands)
	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$98,962	$98,962	$98,962	$-	$-
Investment securities	294,602	294,602	-	294,602	-
FHLB Stock	14,217	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,518,321	2,501,096	-	6,865	2,494,231
Accrued interest receivable	9,641	9,641	18	1,168	8,455

Financial Liabilities:
Deposits	$2,620,882	$2,613,965	$607,198	$2,006,767	$-
Advances from FHLB	85,189	84,281	-	84,281	-
Securities sold under repurchase agreements	5,741	5,741	-	5,741	-
Subordinated debentures	36,083	28,854	-	-	28,854

4.	Stock Compensation Plans

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

As of June 30, 2019, 20,200 options to acquire First Defiance shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

Under each LTIP, the participants could earn between 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 41,676 and 69,014 RSUs to the participants in the 2018 and 2019 LTIPs, respectively, effective January 1 in the year the award was made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive the payment. A total of 48,363 RSUs were issued to the participants of the 2016 LTIP in the first quarter of 2019 for the three year performance period ended December 31, 2018.

In the six months ended June 30, 2019, the Company also granted to employees 13,916 RSUs and 24,651 shares of restricted stock. Of the 24,651 restricted shares granted, 5,258 were issued to directors and have a one-year vesting period. The remaining 19,393 were issued to employees and have a three-year vesting period. The fair value of all granted restricted shares was determined by the stock price on the date of the grant.

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

There were no options granted during the three or six months ended June 30, 2019, or June 30, 2018.

Following is stock option activity under the plans during the six months ended June 30, 2019:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2019	39,400	$14.00
Forfeited or cancelled	-	-
Exercised	(19,200)	10.15
Granted	-	-
Options outstanding, June 30, 2019	20,200	$17.66	5.27	$221
Vested or expected to vest at June 30, 2019	20,200	$17.66	5.27	$221
Exercisable at June 30, 2019	14,500	$17.48	4.90	$161

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds of options exercised	$6	$55	$191	$111
Related tax benefit recognized	-	6	4	28
Intrinsic value of options exercised	30	781	390	1,034

As of June 30, 2019, there was $27,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.3 years.

At June 30, 2019, 160,995 RSUs and 48,919 restricted stock grants were unvested. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. A total expense of $437,000 and $960,000 was recorded during the three and six months ended June 30, 2019 compared to an expense of $343,000 and $907,000 for the three and six months ended June 30, 2018. There was approximately $457,000 and $961,000 included within other liabilities at June 30, 2019 and December 31, 2018, respectively, related to the STIP.

		Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2019	144,586	$23.94	30,372	$28.48
Granted	82,930	25.61	78,922	22.25
Vested	(54,771)	20.13	(60,375)	21.17
Forfeited	(11,750)	25.63	-	-
Unvested at June 30, 2019	160,995	$25.72	48,919	$27.18

The maximum amount of compensation expense that may be recorded for the 2019 STIP and the active LTIPs at March 31, 2019, is approximately $4.8 million. However, the estimated expense expected to be recorded as of June 30, 2019, based on the performance measures in the plans, is $3.8 million of which $2.0 million is unrecognized at June 30, 2019, and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.19 per common stock dividend in the first and second quarters of 2019 and declared and paid a $0.15 per common stock dividend in the first and second quarters of 2018.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$12,199	$11,109	$23,681	$22,846
Less: Income allocated to participating securities	1	1	2	2
Net income allocated to common shareholders	12,198	11,108	23,679	22,844

Weighted average common shares outstanding including participating securities(1)	19,791	20,399	19,908	20,370
Less: Participating securities	11	11	11	11
Average common shares(1)	19,780	20,388	19,897	20,359

Basic earnings per common share	$0.62	$0.54	1.19	1.12

Diluted Earnings Per Share:
Net income allocated to common shareholders	$12,198	$11,108	$23,679	$22,844
Weighted average common shares outstanding for basic earnings per common share(1)	19,780	20,388	19,897	20,359
Add: Dilutive effects of stock options	80	104	79	107
Average shares and dilutive potential common shares(1)	19,860	20,492	19,976	20,466

Diluted earnings per common share	$0.61	$0.54	1.19	1.12

(1) Share and per share data in above table has been adjusted for a 2-for-1 stock split on July 12, 2018.

There were 6,171 shares for both the three and six month periods in 2019 that were excluded from the diluted earnings per common share calculation as they were anti-dilutive. There were no anti-dilutive shares for both the three and six month periods in 2018 excluded subject to issue upon exercise of options.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At June 30, 2019
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$2,519	$14	$-	$2,533
Mortgage-backed securities – residential	78,553	876	(225)	79,204
REMICs	2,390	22	-	2,412
Collateralized mortgage obligations	96,574	1,062	(110)	97,526
Preferred stock	-	1	-	1
Corporate bonds	12,906	97	(17)	12,986
Obligations of state and political subdivisions	97,886	3,572	(5)	101,453
Total Available-for-Sale	$290,828	$5,644	$(357)	$296,115

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$7	$-	$-	$7
FNMA certificates	25	-	(1)	24
GNMA certificates	9	-	-	9
Obligations of state and political subdivisions	444	-	-	444
Total Held-to Maturity	$485	$-	$(1)	$484

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2018
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,519	$2	$(18)	$2,503
Mortgage-backed securities - residential	76,165	111	(1,566)	74,710
REMICs	2,712	4	(7)	2,709
Collateralized mortgage obligations - residential	103,026	124	(1,689)	101,461
Corporate bonds	12,910	44	(148)	12,806
Obligations of state and political subdivisions	99,349	1,258	(720)	99,887
Total Available-for-Sale	$296,681	$1,543	$(4,148)	$294,076

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$8	$-	$-	$8
FNMA certificates	31	-	-	31
GNMA certificates	12	-	-	12
Obligations of states and political subdivisions	475	-	-	475
Total Held-to-Maturity	$526	$-	$-	$526

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at June 30, 2019, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$5,594	$5,614	$-	$-
Due after one year through five years	17,876	18,079	-	-
Due after five years through ten years	33,585	34,483	444	444
Due after ten years	56,256	58,797	-	-
MBS/CMO/REMIC	177,517	179,142	41	40
	$290,828	$296,115	$485	$484

Investment securities with a carrying amount of $154.2 million at June 30, 2019, were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

As of June 30, 2019, the Company’s investment portfolio consisted of 434 securities, 39 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at June 30, 2019, and December 31, 2018:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At June 30, 2019
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities-residential	2,038	(14)	23,742	(211)	25,780	(225)
Collateralized mortgage obligations	-	-	11,497	(110)	11,497	(110)
Corporate bonds	871	(17)	-	-	871	(17)
Obligations of state and political subdivisions	-	-	1,442	(5)	1,442	(5)
Held to maturity securities:	-	-	16	(1)	16	(1)
Total temporarily impaired securities	$2,909	$(31)	$36,697	$(327)	$39,606	$(358)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2018
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$500	$(18)	$500	$(18)
Mortgage-backed securities-residential	11,589	(71)	48,665	(1,495)	60,254	(1,566)
REMIC’s	-	-	857	(7)	857	(7)
Collateralized mortgage obligations	11,613	(53)	70,585	(1,636)	82,198	(1,689)
Corporate Bonds	5,752	(148)	-	-	5,752	(148)
Obligations of state and political subdivisions	11,974	(69)	16,492	(651)	28,466	(720)
Total temporarily impaired securities	$40,928	$(341)	$137,099	$(3,807)	$178,027	$(4,148)

There were no realized gains from the sales and calls of investment securities in the three and six month periods ending June 30, 2019 and 2018.

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

In the second quarter of 2019 and 2018, management determined there was no OTTI.

8.	Loans

Loans receivable consist of the following:

	June 30, 2019	December 31, 2018
	(In Thousands)
Real Estate:

Secured by 1-4 family residential	$322,123	$322,686
Secured by multi-family residential	281,679	278,358
Secured by commercial real estate	1,129,784	1,126,452
Construction	335,847	265,772
	2,069,433	1,993,268
Other Loans:
Commercial	530,528	509,577
Home equity and improvement	125,860	128,152
Consumer finance	35,350	34,405
	691,738	672,134
Total loans	2,761,171	2,665,402
Deduct:
Undisbursed loan funds	(134,794)	(123,293)
Net deferred loan origination fees and costs	(2,158)	(2,070)
Allowance for loan loss	(28,934)	(28,331)
Totals	$2,595,285	$2,511,708

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarters ended June 30, 2019 and 2018 by portfolio segment (In Thousands):

Quarter Ended June 30, 2019	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,811	$3,068	$12,001	$731	$7,276	$1,928	$349	$28,164
Charge-Offs	(11)	0	(15)	0	(13)	(64)	(33)	(136)
Recoveries	156	24	269	0	94	60	21	624
Provisions	(163)	10	(106)	156	531	(161)	15	282
Ending Allowance	$2,793	$3,102	$12,149	$887	$7,888	$1,763	$352	$28,934

Quarter Ended June 30, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,534	$2,983	$10,773	$667	$7,838	$2,209	$263	$27,267
Charge-Offs	(78)	0	(254)	0	(84)	(41)	(72)	(529)
Recoveries	34	2	26	0	30	57	11	160
Provisions	192	(72)	708	70	(329)	(193)	47	423
Ending Allowance	$2,682	$2,913	$11,253	$737	$7,455	$2,032	$249	$27,321

The following table discloses allowance for loan loss activity for the year-to-date periods ended June 30, 2019 and June 30, 2018 by portfolio segment (In Thousands):

Year-to-date Period Ended June 30, 2019	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,881	$3,101	$12,041	$682	$7,281	$2,026	$319	$28,331
Charge-Offs	(183)	0	(15)	0	(200)	(97)	(175)	(670)
Recoveries	170	36	353	0	106	84	30	779
Provisions	(75)	(35)	(230)	205	701	(250)	178	494
Ending Allowance	$2,793	$3,102	$12,149	$887	$7,888	$1,763	$352	$28,934

Year-to-date Period Ended June 30, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683
Charge-Offs	(94)	0	(309)	0	(181)	(158)	(103)	(845)
Recoveries	58	2	210	0	1,787	85	13	2,155
Provisions	186	209	998	90	(2,116)	(150)	111	(672)
Ending Allowance	$2,682	$2,913	$11,253	$737	$7,455	$2,032	$249	$27,321

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$196	$2	$65	$-	$161	$66	$-	$490

Collectively evaluated for impairment	2,597	3,100	12,084	887	7,727	1,697	352	28,444

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,793	$3,102	$12,149	$887	$7,888	$1,763	$352	$28,934

Loans:

Loans individually evaluated for impairment	$7,230	$179	$24,144	$-	$8,749	$881	$22	$41,205

Loans collectively evaluated for impairment	314,359	281,595	1,108,728	200,767	523,640	125,921	35,476	2,590,486

Loans acquired with deteriorated credit quality	1,003	293	652	-	119	-	-	2,067

Total ending loans balance	$322,592	$282,067	$1,133,524	$200,767	$532,508	$126,802	$35,498	$2,633,758

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,212	$46	$44	$4,882	$110	$104
Residential Non Owner Occupied	2,040	26	26	2,060	56	56
Total Residential Real Estate	7,252	72	70	6,942	166	160
Construction	-	-	-	-	-	-
Multi-Family	305	7	7	819	27	27
CRE Owner Occupied	7,514	57	45	7,439	223	177
CRE Non Owner Occupied	1,942	18	18	1,966	51	44
Agriculture Land	13,734	170	94	13,319	376	291
Other CRE	796	19	17	975	53	50
Total Commercial Real Estate	23,986	264	174	23,699	703	562
Commercial Working Capital	7,594	83	71	7,842	226	162
Commercial Other	1,549	21	21	1,709	48	45
Total Commercial	9,143	104	92	9,551	274	207
Home Equity and Improvement	889	6	5	905	20	18
Consumer Finance	25	-	-	30	1	1
Total Impaired Loans	$41,600	$453	$348	$41,946	$1,191	$975

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,598	$40	$38	$4,619	$72	$69
Residential Non Owner Occupied	2,392	30	30	2,450	74	71
Total Residential Real Estate	6,990	70	68	7,069	146	140
Construction	-	-	-	-	-	-
Multi-Family	1,600	22	22	1,825	49	48
CRE Owner Occupied	8,352	78	72	10,789	122	107
CRE Non Owner Occupied	2,642	23	23	3,062	57	57
Agriculture Land	14,478	155	110	12,997	250	152
Other CRE	1,329	25	22	1,407	50	42
Total Commercial Real Estate	26,801	281	227	28,255	479	358
Commercial Working Capital	8,788	81	72	6,998	105	96
Commercial Other	3,046	29	29	4,073	54	52
Total Commercial	11,834	110	101	11,071	159	148
Home Equity and Improvement	1,019	9	9	1,247	20	20
Consumer Finance	35	1	1	37	2	2
Total Impaired Loans	$48,279	$493	$428	$49,504	$855	$716

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	June 30, 2019			December 31, 2018
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$384	$385	$-	$901	$775	$-
Residential Non Owner Occupied	891	894	-	950	955	-
Total 1-4 Family Residential Real Estate	1,275	1,279	-	1,851	1,730	-
Multi-Family Residential Real Estate	135	136	-	1,296	1,302	-
CRE Owner Occupied	6,953	5,813	-	7,464	6,202	-
CRE Non Owner Occupied	1,750	1,585	-	1,824	1,659	-
Agriculture Land	13,276	13,470	-	14,915	14,994	-
Other CRE	449	453	-	464	462	-
Total Commercial Real Estate	22,428	21,321	-	24,667	23,317	-
Construction	-	-	-	-	-	-
Commercial Working Capital	6,309	6,333	-	7,569	7,498	-
Commercial Other	1,407	1,400	-	2,095	2,100	-
Total Commercial	7,716	7,733	-	9,664	9,598	-
Home Equity and Home Improvement	-	-	-	-	-	-
Consumer Finance	-	-	-	-	-	-
Total loans with no allowance recorded	$31,554	$30,469	$-	$37,478	$35,947	$-

With an allowance recorded:
Residential Owner Occupied	$5,004	$4,843	$172	$3,926	$3,884	$148
Residential Non Owner Occupied	1,104	1,108	24	1,152	1,160	27
Total 1-4 Family Residential Real Estate	6,108	5,951	196	5,078	5,044	175
Multi-Family Residential Real Estate	43	43	2	44	44	3
CRE Owner Occupied	2,110	1,628	29	2,419	1,935	38
CRE Non Owner Occupied	334	337	14	350	353	16
Agriculture Land	552	555	5	37	38	2
Other CRE	522	303	17	1,107	691	39
Total Commercial Real Estate	3,518	2,823	65	3,913	3,017	95
Construction	-	-	-	-	-	-
Commercial Working Capital	866	869	147	525	528	55
Commercial Other	144	147	14	560	352	24
Total Commercial	1,010	1,016	161	1,085	880	79
Home Equity and Home Improvement	926	881	66	1,013	963	242
Consumer Finance	22	22	-	45	45	1
Total loans with an allowance recorded	$11,627	$10,736	$490	$11,178	$9,993	$595

* Presented gross of charge-offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	June 30, 2019	December 31, 2018
	(In Thousands)
Non-accrual loans	$15,334	$19,016
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	15,334	19,016
Real estate and other assets held for sale	-	1,205
Total non-performing assets	$15,334	$20,221
Troubled debt restructuring, still accruing	$10,308	$11,573

The following table presents the aging of the recorded investment in past due and non- accrual loans as of June 30, 2019, by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non- Accrual
Residential Owner Occupied	$201,501	$1,015	$844	$984	$2,843	$2,931
Residential Non Owner Occupied	118,191	33	3	21	57	249

Total 1-4 Family Residential Real Estate	319,692	1,048	847	1,005	2,900	3,180

Multi-Family Residential Real Estate	282,067	-	-	-	-	-

CRE Owner Occupied	409,221	244	104	489	837	3,214
CRE Non Owner Occupied	549,736	-	108	481	589	639
Agriculture Land	127,030	222	103	-	325	4,351
Other Commercial Real Estate	45,775		-	11	11	29

Total Commercial Real Estate	1,131,762	466	315	981	1,762	8,233

Construction	200,767	-	-	-	-	-

Commercial Working Capital	234,347	140	-	2,681	2,821	2,914
Commercial Other	294,958	105	59	218	382	423

Total Commercial	529,305	245	59	2,899	3,203	3,337

Home Equity/Home Improvement	125,556	946	186	114	1,246	552
Consumer Finance	35,247	232	-	19	251	20

Total Loans	$2,624,396	$2,937	$1,407	$5,018	$9,362	$15,322

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

Troubled Debt Restructurings

As of June 30, 2019, and December 31, 2018, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $17.3 million and $19.2 million, respectively. The Company allocated $399,000 and $581,000 of specific reserves to those loans at June 30, 2019, and December 31, 2018, respectively, and had committed to lend additional amounts totaling up to $315,000 and $169,000 at June 30, 2019, and December 31, 2018, respectively.

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

Of the loans modified in a TDR as of June 30, 2019, $6.9 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and six month periods ending June 30, 2019, and June 30, 2018:

	Loans Modified as a TDR for the Three Months Ended June 30, 2019 ($ in thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2019 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	4	$434	7	$907
1-4 Family Non Owner Occupied	0	-	0	-
Multi Family	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	1	46	1	46
Commercial Other	0	-	1	13
Home Equity and Improvement	1	26	2	26
Consumer Finance	1	1	2	1
Total	7	$507	13	$993

The loans described above increased the allowance for loan and lease losses (“ALLL”) by $27,000 in the three month period ending June 30, 2019, and increased the ALLL by $21,000 in the six month period ending June 30, 2019.

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

Of the 2019 modifications, six were made a TDR due to bankruptcy and seven were made a TDR because the current debt was refinanced due to maturity or for payment relief.

The following tables present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and six month periods ended June 30, 2019, and June 30, 2018:

	Three Months Ended June 30, 2019 ($ in thousands)		Six Months Ended June 30, 2019 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	1	$92	2	$168
1-4 Family Non Owner Occupied	1	21	1	21
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	3	2,311
Commercial Other	0	-	0	-
Home Equity and Improvement	0	-	1	61
Consumer Finance	0	-	0	-
Total	2	$113	1	$2,561

The TDRs that subsequently defaulted described above increased the allowance for loan losses by $5,000 and $4,000 for the three and six month period ended June 30, 2019.

	Three Months Ended June 30, 2018 ($ in thousands)		Six Months Ended June 30, 2018 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	0	-
Commercial Other	0	-	1	196
Home Equity and Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	0	$-	1	$196

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$8,741	$87	$3,400	$-	$192,116	$204,344
1-4 Family Non Owner Occupied	109,285	604	2,691	-	5,668	118,248

Total 1-4 Family Real Estate	118,026	691	6,091	-	197,784	322,592

Multi-Family Residential Real Estate	281,210	-	751	-	106	282,067

CRE Owner Occupied	388,488	13,825	7,668	-	77	410,058
CRE Non Owner Occupied	542,751	4,963	2,611	-	-	550,325
Agriculture Land	110,181	2,253	14,921	-	-	127,355
Other CRE	43,374	579	843	-	990	45,786

Total Commercial Real Estate	1,084,794	21,620	26,043	-	1,067	1,133,524

Construction	178,822	1,603	-	-	20,342	200,767

Commercial Working Capital	220,234	10,006	6,928	-	-	237,168
Commercial Other	285,150	8,028	2,162	-	-	295,340

Total Commercial	505,384	18,034	9,090	-	-	532,508

Home Equity and Home Improvement	-	-	422	-	126,380	126,802
Consumer Finance	-	-	81	-	35,417	35,498

Total Loans	$2,168,236	$41,948	$42,478	$-	$381,096	$2,633,758

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$9,419	$91	$3,130	$-	$190,134	$202,774
Residential Non Owner Occupied	109,885	700	3,087	-	6,725	120,397

Total 1-4 Family Real Estate	119,304	791	6,217	-	196,859	323,171

Multi-Family Residential Real Estate	276,594	-	2,047	-	107	278,748

CRE Owner Occupied	402,008	5,724	9,547	-	89	417,368
CRE Non Owner Occupied	529,842	2,807	2,297	-	-	534,946
Agriculture Land	111,595	4,023	16,358	-	-	131,976
Other CRE	42,189	730	1,244	-	1,082	45,245

Total Commercial Real Estate	1,085,634	13,284	29,446	-	1,171	1,129,535

Construction	122,775	219	-	-	19,102	142,096

Commercial Working Capital	205,903	6,546	9,489	-	-	221,938
Commercial Other	279,234	7,011	3,201	-	-	289,446

Total Commercial	485,137	13,557	12,690	-	-	511,384

Home Equity and Home Improvement	-	-	434	-	128,594	129,028
Consumer Finance	-	-	206	-	34,325	34,531

Total Loans	$2,089,444	$27,851	$51,040	$-	$380,158	$2,548,493

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance of those loans is as follows (In Thousands):

	June 30, 2019	December 31, 2018
1-4 Family Residential Real Estate	$1,029	$1,045
Multi-Family Residential Real Estate	293	300
Commercial Real Estate Loans	741	899
Commercial	181	227
Consumer	-	-
Total Outstanding Balance	$2,244	$2,471
Recorded Investment, net of allowance of $0	$2,067	$2,331

Accretable yield, or income expected to be collected, is as follows:

	2019	2018
Balance at January 1	$468	$804
New Loans Purchased	-	-
Accretion of Income	(18)	(56)
Reclassification from Non-accretable	-	-
Charge-off of Accretable Yield	-	(10)
Balance at June 30	$450	$738

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the six months ended June 30, 2019 or 2018. No allowances for loan losses were reversed during the same period.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $705,000 as of June 30, 2019 and $796,000 as of December 31, 2018.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Gain from sale of mortgage loans	$1,775	$1,383	$3,076	$2,464
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	943	933	1,882	1,877
Amortization of mortgage servicing rights	(391)	(350)	(677)	(669)
Mortgage servicing rights valuation adjustments	(190)	47	(303)	83
	362	630	902	1,291

Net revenue from sale and servicing of mortgage loans	$2,137	$2,013	$3,978	$3,755

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.42 billion at June 30, 2019 and $1.41 billion at December 31, 2018.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,411	$10,245	$10,419	$10,240
Loans sold, servicing retained	438	402	716	726
Amortization	(391)	(350)	(677)	(669)
Carrying value before valuation allowance at end of period	10,458	10,297	10,458	10,297

Valuation allowance:
Balance at beginning of period	(413)	(396)	(300)	(432)
Impairment recovery (charges)	(190)	47	(303)	83
Balance at end of period	(603)	(349)	(603)	(349)
Net carrying value of MSRs at end of period	$9,855	$9,948	$9,855	$9,948
Fair value of MSRs at end of period	$9,925	$10,488	$9,925	$10,488

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity. A liability of $43,000 was accrued at both June 30, 2019, and December 31, 2018, respectively. There was no expense or credit recognized related to the accrual in the three or six months ended June 30, 2019 or 2018.

10.	Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the effective date approach. As such, all periods presented after January 1, 2019 are under ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting of ASC 840. Financial information was not updated and the disclosures required under ASC 842 were not provided for dates and periods before January 1, 2019.

As of June 30, 2019, the Company has entered into lease agreements covering seven First Insurance offices, five banking center locations, one loan production office, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew. First Federal and First Insurance share office space for one lease as a branch and insurance office. The lease agreements have maturity dates ranging from December 2019 to December 2039, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 17.80 years as of June 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 3.49% as of June 30, 2019.

The total operating lease costs were $233,000 and $475,000 for the three and six months ended June 30, 2019, respectively, and $244,000 and $493,000 for the three and six months ended June 30, 2018, respectively.

The short-term lease costs and cash payments on operating leases were $0 and $225 for the three months ended June 30, 2019 respectively. The right-of-use asset, included in other assets, and lease liabilities, included in other liabilities, were $8.5 million and $9.0 million as of June 30, 2019 respectively.

Total estimated rental commitments for the operating leases were as follows as of June 30, 2019:

Remainder of 2019	$452
2020	982
2021	941
2022	864
2023	840
Thereafter	11,379
Total	$15,458

Future minimum commitments under non-cancelable operating leases were as follows as of December 31, 2018:

2019	$967
2020	884
2021	843
2022	768
2023	739
Thereafter	8,078
Total	$12,279

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of June 30, 2019, is shown below.

Undiscounted cash flows	$15,458
Undiscounted cash flows associated with new lease effective 1/1/2020	(2,496)
Discount effect of cash flows	(3,920)
Total	$9,042

On February 28, 2019, the Company entered into a new lease agreement with an effective date of January 1, 2020, which will result in an additional right-of-use asset and lease liability of approximately $2.0 million.

11.	Deposits

A summary of deposit balances is as follows:

	June 30, 2019	December 31, 2018
	(In Thousands)
Non-interest-bearing checking accounts	$584,735	$607,198
Interest-bearing checking and money market accounts	1,088,694	1,040,471
Savings deposits	304,051	292,829
Retail certificates of deposit less than $250,000	610,345	591,822
Retail certificates of deposit greater than $250,000	92,812	88,562
	$2,680,637	$2,620,882

12.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2019	December 31, 2018
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$84,000	$59,000
Amortizable mortgage advances	1,149	1,213
Overnight advances	20,051	25,000
Fair value adjustment on acquired balances	(22)	(24)
Total	$105,178	$85,189
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.91% as of June 30, 2019, and 4.29% as of December 31, 2018.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 3.79% and 4.17% on June 30, 2019 and December 31, 2018, respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2019 and December 31, 2018, is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At June 30, 2019
Repurchase agreements:
Mortgage-backed securities – residential	$3,064	$-	$-	$-	$3,064
Total borrowings	$3,064	$-	$-	$-	$3,064
Gross amount of recognized liabilities for repurchase agreements					$3,064

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
		(In Thousands)
At December 31, 2018
Repurchase agreements:
Mortgage-backed securities – residential	$4,199	$-	$-	$-	$4,199
Collateralized mortgage obligations	1,542	-	-	-	1,542
Total borrowings	$5,741	$-	$-	$-	$5,741
Gross amount of recognized liabilities for repurchase agreements					$5,741

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	June 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$88,737	$144,249	$44,352	$114,308
Unused lines of credit	7,804	397,825	7,523	382,189
Standby letters of credit	-	9,206	-	7,239
Total	$96,541	$551,280	$51,875	$503,736

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $37.1 million and $8.6 million of loans to Freddie Mac, Fannie Mae, FHLB or BB&T Mortgage at June 30, 2019, and December 31, 2018, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $37.1 million and $8.6 million of interest rate lock commitments at June 30, 2019, and December 31, 2018, respectively. There were $37.1 million and $11.5 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2019, and December 31, 2018, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instruments:

	June 30, 2019			December 31, 2018
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$1,392	$205	$1,187	$367	$73	$294

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$455	$136	$893	$178

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

16.	Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2019:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$3,289	$(691)	$2,598
Reclassification adjustment for net gains included in net income	-	-	-
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	-	-	-
Total other comprehensive loss	$3,289	$(691)	$2,598

Six months ended June 30, 2019:
Securities available for sale:
Change in net unrealized gain/loss during the period	$7,892	$(1,659)	$6,233
Reclassification adjustment for net gains included in net income
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit
Postretirement medical plan	-	82	82
Total other comprehensive loss	$7,892	$(1,577)	$6,315

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2018:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(872)	$183	$(689)
Reclassification adjustment for net gains included in net income		-	-
Total other comprehensive loss	$(872)	$183	$(689)

Six months ended June 30, 2018:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(4,429)	$930	$(3,499)
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$(4,429)	$930	$(3,499)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income (Loss)
	(In Thousands)
Balance January 1, 2019	$(2,057)	$(91)	$(2,148)
Other comprehensive income before reclassifications	6,233	-	6,233
Amounts reclassified from accumulated other comprehensive income	-	82	82

Net other comprehensive income during period	6,233	82	6,315

Balance June 30, 2019	$4,176	$(9)	$4,167

Balance January 1, 2018	$601	$(384)	$217
Other comprehensive income (loss) before reclassifications	(3,499)	-	(3,499)

Net other comprehensive income (loss) during period	(3,499)	-	(3,499)

Reclassification adjustment upon adoption of ASU 2018-02	129	(82)	47

Balance June 30, 2018	$(2,769)	$(466)	$(3,235)

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the statement of income as a component of income tax expense (benefit). The Company utilized the proportional amortization method for all of its instruments. As of June 30, 2019, and December 31, 2018, the Company had $13.7 million and $11.3 million in qualified investments recorded in other assets and $8.8 million and $6.9 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of June 30, 2019, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2019	$1,806
2020	2,402
2021	2,318
2022	525
2023	409
Thereafter	1,334
Total Unfunded Commitments	$8,794

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Proportional Amortization Method
Tax credits and other tax benefits recognized	$328	$254
Amortization expense in federal income taxes	284	234

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Proportional Amortization Method
Tax credits and other tax benefits recognized	$655	$508
Amortization expense in federal income taxes	569	469

There were no impairment losses of LIHTC investments for the three and six months ended June 30, 2019 and 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this quarterly report and other publicly available documents, including the documents incorporated herein by reference, are not statements of historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “intend”, “plan”, “seek”, “believe”, “protect”, “estimate”, “likely”, “should”, or “continue” or the negative thereof or other variations thereon or comparable terminology, and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors. The Company assumes no obligation to update any forward-looking statements.

Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures. The Company believes these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis.

Non-GAAP financial measures have inherent limitations, which are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To mitigate these limitations, The Company has practices in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. The Company’s method of calculating these non-GAAP measures may differ from methods used by other companies. Although the Company believes the non-GAAP financial measures disclosed in this report enhance investors' understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for those financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and six months ended June 30, 2019 and 2018.

Non-GAAP Financial Measures – Net Interest Income on an

FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Net interest income (GAAP)	$28,989	$26,547	$57,259	$52,234
Add: FTE adjustment	249	251	496	489
Net interest income on a FTE basis (1)	$29,238	$26,798	$57,755	$52,723

Non-interest income-less securities gains/losses (2)	10,486	10,214	21,299	20,917
Non-interest expense (3)	24,235	22,665	49,101	45,916
Average interest-earning assets net of average
Unrealized gains/losses on securities (4)	2,912,278	2,717,956	2,892,695	2,691,498
Average interest-earning assets	2,914,587	2,714,328	2,892,964	2,689,216
Average unrealized gains/losses on securities	2,309	(3,628)	269	(2,282)

Ratios:
Net interest margin (1) / (4)	4.03%	3.95%	4.03%	3.95%
Efficiency ratio (3) / (1) + (2)	61.01%	61.24%	62.11%	62.35%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of GAAP in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s 2018 Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s 2018 Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2019.

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

In July 2013, the federal banking regulators issued final new capital rules applicable to smaller banking organizations which also implement certain provisions of the Dodd-Frank Act. The new minimum capital requirements became effective on January 1, 2015, and a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016, through January 1, 2019.

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

In order to be “well-capitalized,” a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of June 30, 2019, First Federal met the ratio requirements in effect to be deemed "well-capitalized."

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

First Defiance’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.”  Securities classified as available-for-sale may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet the Company’s liquidity needs. Securities classified as available-for-sale, which are stated at fair value, had a recorded value of $296.1 million at June 30, 2019. The available-for-sale portfolio included obligations of U.S. federal government corporations and agencies ($2.5 million), certain municipal obligations ($101.5 million), CMOs/REMICs ($99.9 million), corporate bonds ($13.0 million), and mortgage backed securities ($79.2 million). Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $485,000 at June 30, 2019.

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

Changes in Financial Condition

At June 30, 2019, First Defiance's total assets, deposits and stockholders’ equity amounted to $3.28 billion, $2.68 billion and $407.2 million, respectively, compared to $3.18 billion, $2.62 billion and $399.6 million, respectively, at December 31, 2018.

Net loans receivable (excluding loans held for sale) increased $83.6 million to $2.6 billion. The variance in loans receivable between June 30, 2019, and December 31, 2018, includes an increase of $58.6 million in construction loans, a $21.0 million increase in commercial loans, a $3.3 million increase in commercial real estate loans, a $3.3 million increase in multi-family residential loans and a $0.9 million increase in consumer loans. That growth was slightly offset by a $2.3 million decrease in home equity and improvement loans and a $0.6 million decrease in residential real estate loans.

The investment securities portfolio increased $2.0 million to $296.6 million at June 30, 2019 from $294.6 million at December 31, 2018. The increase is a result of $11.2 million of securities being purchased during the first six months of 2019 as well as a $7.9 million increase in the market value of available-for-sale securities during the period ended June 30, 2019. This was offset by $16.4 million of securities maturing or being called in the first half of 2019 and $0.6 million in amortization.

Deposits increased $59.8 million from $2.62 billion at December 31, 2018, to $2.68 billion as of June 30, 2019. Interest bearing demand and money market deposits increased $48.2 million to $1.09 billion, retail time deposits increased $22.8 million to $703.2 million and savings deposits increased $11.2 million to $304.1 million. These increases were partially offset by a $22.5 million decrease in non-interest bearing demand deposits to $584.7 million.

Stockholders’ equity increased $7.6 million from $399.6 million at December 31, 2018, to $407.2 million at June 30, 2019. The increase in stockholders’ equity was primarily the result of recording net income of $23.7 million and $6.3 million in other comprehensive gain. The increase was partially offset by the repurchase of 515,977 shares of common stock totaling $15.1 million and $7.5 million of common stock dividends being paid.

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

	Three Months Ended June 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$2,561,341	$32,683	5.12%	$2,337,294	$27,685	4.75%
Securities (3)	299,235	2,364	3.19	280,131	2,265	3.20
Interest bearing deposits	41,934	260	2.49	80,914	373	1.85
FHLB stock	12,077	183	6.08	15,989	227	5.69
Total interest-earning assets	2,914,587	35,490	4.89	2,714,328	30,550	4.51
Non-interest-earning assets	309,410			304,480
Total assets	$3,223,997			$3,018,808

Interest-bearing liabilities:
Deposits	$2,093,751	$5,581	1.07%	$1,933,409	$3,144	0.65%
FHLB advances and other	62,466	304	1.95	67,261	282	1.68
Subordinated debentures	36,083	350	3.89	36,198	320	3.55
Securities sold under repurchase agreements	4,607	17	1.48	9,140	6	0.26
Total interest-bearing liabilities	2,196,907	6,252	1.14	2,046,008	3,752	0.74
Non-interest bearing deposits	584,309	-		554,021	-
Total including non-interest bearing demand deposits	2,781,216	6,252	0.90	2,600,029	3,752	0.58
Other non-interest-bearing liabilities	44,169			37,614
Total liabilities	2,825,385			2,637,643
Stockholders’ equity	398,612			381,165
Total liabilities and stock- Holders’ equity	$3,223,997			$3,018,808
Net interest income; interest rate spread		$29,238	3.75%		$26,798	3.77%
Net interest margin (4)			4.03%			3.95%
Average interest-earning assets to average interest-bearing liabilities			133%			133%

(1)	Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
(2)	Annualized
(3)	Securities yield is annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Six Months Ended June 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$2,539,312	$63,921	5.08%	$2,326,805	$54,236	4.70%
Securities (3)	297,530	4,792	3.25	271,864	4,329	3.21
Interest bearing deposits	43,343	545	2.54	74,557	670	1.81
FHLB stock	12,779	398	6.28	15,990	458	5.78
Total interest-earning assets	2,892,964	69,656	4.86	2,689,216	59,693	4.48
Non-interest-earning assets	310,540			309,120
Total assets	$3,203,504			$2,998,336

Interest-bearing liabilities:
Deposits	$2,077,387	$10,586	1.03%	$1,911,199	$5,755	0.61%
FHLB advances	60,710	580	1.93	73,092	601	1.66
Subordinated debentures	36,083	714	3.99	36,195	600	3.34
Securities sold under repurchase agreements	5,019	21	0.84	12,561	14	0.22
Total interest-bearing liabilities	2,179,199	11,901	1.10	2,033,047	6,970	0.69
Non-interest bearing deposits	582,722	-		549,735	-
Total including non-interest bearing demand deposits	2,761,921	11,901	0.87	2,582,782	6,970	0.54
Other non-interest-bearing liabilities	44,708			37,975
Total liabilities	2,806,629			2,620,757
Stockholders' equity	396,875			377,579
Total liabilities and stock- holders' equity	$3,203,504			$2,998,336
Net interest income; interest rate spread		$57,755	3.76%		$52,723	3.79%
Net interest margin (4)			4.03%			3.95%
Average interest-earning assets to average interest-bearing liabilities			133%			132%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
(2)	Annualized
(3)	Securities yield represents annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

Results of Operations

Three Months Ended June 30, 2019 and 2018

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2019, was $12.2 million compared to net income of $11.1 million for the comparable period in 2018. On a per share basis, basic earnings per share were $0.62 and diluted earnings per common share were $0.61 for the three months ended June 30, 2019, compared to basic and diluted earnings per share of $0.54 for the quarter ended June 30, 2018.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $29.0 million for the quarter ended June 30, 2019, up from $26.5 million for the same period in 2018. The tax-equivalent net interest margin was 4.03% for the quarter ended June 30, 2019, an increase from 3.95% for the same period in 2018. The increase in margin between the 2019 and 2018 second quarters was primarily due to an increase in average earning assets and an increase in rates. The yield on interest-earning assets was 4.89% for the quarter ended June 30, 2019, up 38 basis points from 4.51% for the same period in 2018. The cost of interest-bearing liabilities between the two periods increased 40 basis points to 1.14% in the second quarter of 2019 from 0.74% in the second quarter of 2018.

Total interest income increased $4.9 million to $35.2 million for the quarter ended June 30, 2019, from $30.3 million for the quarter ended June 30, 2018. This is due to solid loan growth and an increase in rates. Income from loans increased to $32.7 million for the quarter ended June 30, 2019, compared to $27.7 million for the same period in 2018 due to average loan growth of $224.0 million. The increase in the loan portfolio yield to 5.12% for the three months ended June 30, 2019 from 4.75% for the same period in 2018, was due mainly to increasing interest rates and management’s continued discipline on loan pricing. Interest income from investments increased $99,000 in the second quarter of 2019 to $2.1 million. The yield decreased slightly to 3.19% for the three months ended June 30, 2019, compared to 3.20% for the same period in 2018. Income from interest bearing deposits and FHLB stock decreased to $260,000 and $183,000 respectively in the second quarter of 2019 compared to $373,000 and $227,000 for the same period in 2018 as decreased volumes offset the increase in interest rates.

Interest expense increased by $2.5 million in the second quarter of 2019 compared to the same period in 2018, to $6.3 million from $3.8 million. The cost of interest bearing liabilities increased 40 basis points from 0.74% at June 30, 2018 to 1.14% at June 30, 2019. Interest expense related to interest-bearing deposits was $5.6 million in the second quarter of 2019 compared to $3.1 million for the same period in 2018. Interest expense recognized by the Company related to FHLB advances was $304,000 in the second quarter of 2019 compared to $282,000 for the same period in 2018 as decreased volumes offset the increase in interest rates. Expenses on subordinated debentures and notes payable were $350,000 and $17,000 respectively in the second quarter of 2019 compared to $320,000 and $6,000 respectively for the same period in 2018.

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

The ALLL is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any SBA or Farm Service Agency guarantees. The specific reserve portion of the ALLL was $490,000 at June 30, 2019, and $595,000 at December 31, 2018.

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

The quantitative general allowance increased $100,000 to $6.0 million at June 30, 2019, from $5.9 million at December 31, 2018.

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

The qualitative analysis indicated a general reserve of $22.5 million at June 30, 2019 compared to $21.8 million at December 31, 2018. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all loan segments decreased in the first six months of 2019, due to the favorable economic trends and the continued strength of collateral values.

The environmental factors for the commercial real estate, commercial loan and construction loan segments increased in the first six months of 2019, mainly due to increases in credit concentrations and deviations.

The risk factors for the residential and home equity loan segments were increased slightly while the risk factors for the construction loans decreased slightly in the first six months of 2019.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.44% for construction loans to 1.44% for home equity and improvement loans at June 30, 2019.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs in the quarter, the Company’s provision for loan losses for the second quarter of 2019 was $282,000 compared to $423,000 for the same period in 2018. The ALLL was $28.9 million at June 30, 2019 and $28.3 million at December 31, 2018. The allowance for loans losses represented 1.10% of loans, net of undisbursed loan funds and deferred fees and costs, at June 30, 2019 and 1.12% at December 31, 2018. In management’s opinion, the overall ALLL of $28.9 million as of June 30, 2019, is adequate to cover probable incurred losses.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three and six month periods ended June 30, 2019, there were write-downs of real estate held for sale in the amounts of $0 and $264,000, respectively. Management believes that the values recorded at June 30, 2019, for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $42.1 million at June 30, 2019, compared to $50.8 million at December 31, 2018, a decrease of $8.7 million due to payoffs and upgrades of classified relationships during the first six months of 2019.

First Defiance’s ratio of ALLL to non-performing loans was 188.7% at June 30, 2019, compared with 149.0% at December 31, 2018. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at June 30, 2019, are appropriate. Of the $15.3 million in non-accrual loans at June 30, 2019, $9.4 million or 63.2% are less than 90 days past due.

At June 30, 2019, First Defiance had total non-performing assets of $15.3 million, compared to $20.2 million at December 31, 2018. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at June 30, 2019, and December 31, 2018, by category were as follows:

Table 1 – Nonperforming Asset

	June 30,	December 31,
	2019	2018
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$3,194	$3,640
Non-residential and multi-family residential real estate	8,233	10,357
Commercial	3,337	4,500
Construction	-	-
Home equity and improvement	550	393
Consumer finance	20	126
Total non-performing loans	15,334	19,016

Real estate owned	-	1,205
Total repossessed assets	-	1,205

Total Nonperforming assets	$15,334	$20,221

TDR loans, accruing	$10,308	$11,573

Total nonperforming assets as a percentage of total assets	0.47%	0.64%
Total nonperforming loans as a percentage of total loans*	0.58%	0.75%
Total nonperforming assets as a percentage of total loans plus REO*	0.58%	0.80%
ALLL as a percent of total nonperforming assets	188.69%	140.11%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 0.63% of the total loans in that category at June 30, 2019, compared to 0.88% for the same category at December 31, 2018. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.58% of the total loans in this category at June 30, 2019, compared to 0.74% at December 31, 2018. Non-performing loans in the residential loan category represented 0.99% of the total loans in that category at June 30, 2019, compared to 1.13% for the same category at December 31, 2018.

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

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-Accruals by Loan Type

	For the Six Months Ended June 30, 2019		As of June 30, 2019
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$13	(11.93)%	$3,194	20.83%
Construction	-	0.00%	-	0.00%
Multi-Family residential and Commercial real estate	(372)	341.28%	8,233	53.69%
Commercial	92	(84.40)%	3,337	21.76%
Consumer Finance	145	(133.02)%	20	0.13%
Home equity and improvement	13	(11.93)%	550	3.59%
Total	$(109)	100.00%	$15,334	100.00%

	For the Six Months Ended June 30, 2018		As of June 30, 2018
	Net
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$36	(2.75)%	$2,411	13.15%
Construction	-	0.00%	-	0.00%
Commercial real estate	97	(7.41)%	10,240	55.84%
Commercial	(1,606)	122.60%	5,145	28.05%
Consumer	90	(6.87)%	65	0.35%
Home equity and improvement	73	(5.57)%	479	2.61%
Total	$(1,310)	100.00%	$18,340	100.00%

Table 3 – ALLL Activity

	For the Quarter Ended
	2nd 2019	1st 2019	4th 2018	3rd 2018	2nd 2018
	(In Thousands)

Allowance at beginning of period	$28,164	$28,331	$27,639	$27,321	$27,267
Provision (credit) for loan losses	282	212	472	1,376	423
Charge-offs:
Residential	11	172	31	136	78
Construction	-	-	-	-	-
Multi-Family residential and Commercial real estate	15	-	30	1,048	254
Commercial	13	187	15	528	84
Consumer finance	33	142	105	25	72
Home equity and improvement	64	33	75	36	41
Total charge-offs	136	534	256	1,773	529
Recoveries	624	155	476	715	160
Net charge-offs	(488)	379	220	1,058	369
Ending allowance	$28,934	$28,164	$28,331	$27,639	$27,321

The following table sets forth information concerning the allocation of First Federal’s ALLL by loan categories at the dates indicated.

Table 4 – ALLL Allocation by Loan Category

	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,793	11.67%	$2,811	11.96%	$2,881	12.11%	$2,824	12.04%	$2,682	12.18%
Construction	887	12.16%	731	11.32%	682	9.97%	615	10.54%	737	11.25%
Multi-Family residential and Commercial real estate	15,251	51.12%	15,069	51.87%	15,142	52.71%	14,680	52.39%	14,166	50.85%
Commercial	7,888	19.21%	7,276	18.95%	7,281	19.12%	7,161	18.81%	7,455	19.39%
Consumer	352	1.28%	349	1.27%	319	1.29%	288	1.25%	249	1.18%
Home equity and improvement	1,763	4.56%	1,928	4.63%	2,026	4.80%	2,071	4.97%	2,032	5.15%
	$28,934	100.00%	$28,164	100.00%	$28,331	100.00%	$27,639	100.00%	$27,321	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	2nd Qtr 2019	1st Qtr 2019	4th Qtr 2018	3rd Qtr 2018	2nd Qtr 2018
Allowance for loan losses / loans*	1.10%	1.10%	1.12%	1.13%	1.15%
Allowance for loan losses / non-performing assets	188.69%	151.53%	140.11%	122.27%	135.69%
Allowance for loan losses / non-performing loans	188.69%	159.61%	148.99%	132.06%	148.97%
Non-performing assets / loans plus OREO*	0.58%	0.73%	0.80%	0.92%	0.84%
Non-performing assets / total assets	0.47%	0.58%	0.64%	0.73%	0.66%
Net charge-offs / average loans (annualized)	(0.08)%	0.06%	(0.04)%	0.18%	0.06%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $272,000 in the second quarter of 2019 to $10.5 million from $10.2 million for the same period in 2018.

Service Fees. Service fees and other charges increased by $5,000 in the second quarter of 2019 compared to the same period in 2018.

Overdrawn balances, net of an allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be non-interest income rather than interest income. Fee income recorded for the quarters ending June 30, 2019 and 2018 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $582,000 and $615,000, respectively. Accounts charged off are included in non-interest expense. The allowance for uncollectible overdrafts was $13,000 at June 30, 2019, $34,000 at December 31, 2018, and $16,000 at June 30, 2018.

Mortgage Banking Activity. Mortgage banking income increased to $2.1 million in the second quarter of 2019 from $2.0 million in the second quarter of 2018. Gains from the sale of mortgage loans increased to $1.8 million in the second quarter of 2019 from $1.4 million in the second quarter of 2018. Mortgage loan servicing revenue remained flat at $0.9 million in the second quarters of 2019 and 2018. First Defiance had a negative change in the valuation adjustment in mortgage servicing assets of $190,000 in the second quarter of 2019 compared with a positive adjustment of $47,000 in the second quarter of 2018.

Insurance Commission Income. Income from the sale of insurance products was $3.6 million in the second quarter of 2019, up from $3.5 million in the second quarter of 2018, a 3.5% increase.

Bank-Owned Life Insurance. Income from bank-owned life insurance was $527,000 for the second quarter of 2019, down from $566,000 in the second quarter of 2018. This decrease was primarily a result of a $75,000 decrease in death benefits received in the second quarter of 2019 versus the second quarter of 2018.

Non-Interest Expense.

Non-interest expense increased $1.6 million to $24.2 million for the second quarter of 2019 compared to $22.7 million for the same period in 2018. The increase is mainly attributable to the increase in compensation and benefits of $1.5 million further explained in the section below.

Compensation and Benefits. Compensation and benefits increased to $14.4 million in the second quarter of 2019, compared to $12.9 million in the second quarter of 2018. The increase in compensation and benefits from a year ago is mainly due to additions to staff to support growth strategies, merit increases, and higher medical benefit costs.

Occupancy. Occupancy expense increased by $278,000 to $2.3 million for the quarter ended June 30 2019, compared to the same period in 2018. This can be attributed to continued growth strategies.

Data Processing. Data processing cost was $2.3 million in the second quarter of 2019, up from $2.1 million in the second quarter of 2018.

Other Non-Interest Expenses. Other non-interest expense of $4.2 million in the second quarter of 2019 decreased $430,000 from $4.6 million in the second quarter of 2018. The decrease in other non-interest expenses from a year ago is primarily due to a $105,000 increase in the liabilities of the deferred compensation plan in the second quarter of 2019 compared to a $445,000 increase for the same period in 2018.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the second quarter of 2019 was 61.01% compared to 61.24% for the second quarter of 2018.

Six Months Ended June 30, 2019 and 2018

On a consolidated basis, First Defiance’s net income for the six months ended June 30, 2019 was $23.7 million compared to income of $22.8 million for the same period in 2018. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2019 were both $1.19, compared to basic and diluted earnings per common share of $1.12 for the same period in 2018.

Net Interest Income

Net interest income was $57.3 million for the first six months of 2019 compared with $52.2 million in the first six months of 2018. Average interest-earning assets increased to $2.89 billion in the first six months of 2019 compared to $2.69 billion in the first six months of 2018.

For the six month period ended June 30, 2019, total interest income was $69.2 million compared to $59.2 million for the same period in 2018. Interest expense increased by $4.9 million to $11.9 million for the six months ended June 30, 2019 compared to $7.0 million for the same period in 2018.

Net interest margin for the first six months of 2019 was 4.03%, up 8 basis points from the 3.95% margin reported in the six month period ended June 30, 2018.

Provision for Loan Losses

The provision for loan losses was $494,000 for the six months ended June 30, 2019, compared to a credit of $672,000 during the six months ended June 30, 2018. Charge-offs for the first half of 2019 were $670,000 and recoveries of previously charged off loans totaled $779,000 for net recoveries of $109,000. By comparison, $845,000 of charge-offs were recorded in the same period of 2018 and $2.2 million of recoveries were realized for net recoveries of $1.3 million.

Non-Interest Income

Total non-interest income increased $382,000 to $21.3 million for the six months ended June 30, 2019 from $20.9 million recognized for the same period in 2018.

Service Fees. Service fees and other charges were $6.3 million for the first six months of 2019, a decrease of $119,000 from $6.4 million for the same period in 2018.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $223,000 to $4.0 million for the six months ended June 30, 2019 from $3.8 million for the same period in 2018. Gains realized from the sale of mortgage loans increased $612,000 to $3.1 million for the first six months of 2019 from $2.5 million for the same period in 2018. Mortgage loan servicing revenue remained steady at $1.88 million in both the first half of 2019 and 2018. The Company recorded a negative valuation adjustment of $303,000 in the first six months of 2019 compared to a positive adjustment of $83,000 in the first six months of 2018.

Insurance Commission Income. Income from the sale of insurance and investment products was $7.73 million in the first six months of 2019, a decrease of $39,000 from $7.77 million in the first six months of 2018.

Other Non-Interest Income. Other non-interest income for the first six months of 2019 was $1.3 million, up from $658,000 in the first six months of 2018 primarily due to a $619,000 increase in the assets of the deferred compensation plan compared to a $112,000 decrease for the same period in 2018. This was mainly due to improved stock market performance in the first six months of 2019.

Non-Interest Expense

Non-interest expense was $49.1 million for the first six months of 2019, up from $45.9 million for the same period in 2018.

Compensation and Benefits. Compensation and benefits increased to $28.5 million for the six months ended June 30, 2019, compared to $26.1 million for the same period in 2018. The increase is mainly related to merit increases, additional increases to minimum pay levels, higher incentive compensation, increases to staff related to growth strategies and higher medical costs.

Occupancy. Occupancy expense increased by $448,000 to $4.5 million for the six months ended June 30 2019, compared to the same period in 2018. This can be attributed to continued growth strategies.

Data Processing. Data processing cost was $4.6 million in the first half of 2019, up from $4.2 million in the first half of 2018.

Other Non-Interest Expenses. Other non-interest expenses increased $97,000 to $9.3 million for the first six months of 2019 from $9.2 million for the same period in 2018. The increase in other non-interest expense is primarily due to a $196,000 increase in debit card reward program

The efficiency ratio for the first six months of 2019 was 62.11% compared to 62.35% for the same period in 2018.

Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017, establishing a new, flat corporate federal statutory income tax rate of 21% effective January 1, 2018.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 18.24% for the six months ended June 30, 2019 compared to 18.14% for the same period in 2018. The tax rate is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $13.0 million of cash provided by operating activities during the first six months of 2019. The Company's cash provided by operating activities primarily resulted from the origination of loans held for sale and net income mostly offset by the proceeds on the sale of loans.

At June 30, 2019, First Federal had $233.0 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $414.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $37.1 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB and other financial institutions are available.

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

The Company met each of the well capitalized ratio guidelines at June 30, 2019. The following table indicates the capital ratios for First Defiance (consolidated) and First Federal at June 30, 2019, and December 31, 2018. (In Thousands):

June 30, 2019
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$305,745	10.55%	$130,455	4.5%	N/A	N/A
First Federal	$326,472	11.29%	$130,155	4.5%	$188,002	6.5%

Tier 1 Capital (1)
Consolidated	$340,745	10.92%	$124,854	4.0%	N/A	N/A
First Federal	$326,472	10.50%	$124,419	4.0%	$155,524	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$340,745	11.75%	$173,940	6.0%	N/A	N/A
First Federal	$326,472	11.29%	$173,541	6.0%	$231,388	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$369,680	12.75%	$231,920	8.0%	N/A	N/A
First Federal	$355,406	12.29%	$231,388	8.0%	$289,234	10.0%

(1)	Excludes capital conservation buffer of 2.50% as of March 31, 2019.
(2)	Core capital is computed as a percentage of adjusted total assets of $3.12 billion for consolidated and $3.11 billion for First Federal, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.90 billion for consolidated and $2.89 billion for First Federal, respectively.

December 31, 2018
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$303,860	11.00%	$124,339	4.5%	N/A	N/A
First Federal	$322,520	11.68%	$124,225	4.5%	$179,436	6.5%

Tier 1 Capital (2)
Consolidated	$338,860	11.14%	$121,716	4.0%	N/A	N/A
First Federal	$322,520	10.62%	$121,461	4.0%	$151,827	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$338,860	12.26%	$165,786	6.0%	N/A	N/A
First Federal	$322,520	11.68%	$165,633	6.0%	$220,844	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$367,191	13.29%	$221,048	8.0%	N/A	N/A
First Federal	$350,851	12.71%	$220,844	8.0%	$276,055	10.0%

(1)	Excludes capital conservation buffer of 1.875% as of December 31, 2018.
(2)	Core capital is computed as a percentage of adjusted total assets of $3.04 billion for consolidated and for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.76 billion for consolidated and for the Bank.

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

The table below presents, for the twelve months subsequent to June 30, 2019 and December 31, 2018, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of June 30, 2019, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2019, remained relatively stable for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2018.

Net Interest Income Sensitivity Profile
	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2019		December 31, 2018
Gradual Change in Interest Rates
+200	$2,027	1.70%	$1,910	1.61%
+100	1,106	0.93%	981	0.83%
-100	(2,323)	-1.95%	(2,025)	-1.71%
-200	(6,511)	-5.45%	(6,236)	-5.27%

Immediate Change in Interest Rates
+200	$4,584	3.84%	$3,424	2.89%
+100	2,521	2.11%	1,865	1.57%
-100	(4,995)	-4.18%	(5,057)	-4.27%
-200	(14,113)	-11.82%	(14,455)	-12.21%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Company’s Board mandated guidelines as of June 30, 2019, except for the down 200 basis points over the first twelve months in a dynamic and static shock balance sheet and the down 200 basis points over the cumulative 24 months in both a dynamic and static balance sheet. Management is reviewing the Board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with Board guidelines.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 200 basis points as of June 30, 2019, was considered to be unlikely given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the six months ended June 30, 2019, and the year-ended December 31, 2018.

June 30, 2019
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	718,641	86,204	13.63%
+ 300 bp	705,339	72,902	11.53%
+ 200 bp	689,531	57,093	9.03%
+ 100 bp	666,329	33,892	5.36%
0 bp	632,437	-	-
- 100 bp	578,773	(53,665)	(8.49)%
- 200 bp	505,420	(127,018)	(20.08)%

December 31, 2018
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	751,259	66,752	9.75%
+ 300 bp	741,404	56,897	8.31%
+ 200 bp	729,505	44,998	6.57%
+ 100 bp	710,688	26,181	3.82%
0 bp	684,507	-	-
- 100 bp	642,625	(41,882)	(6.12)%
-200 bp	578,124	(106,383)	(15.54)%

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended June 30, 2019.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, March 31, 2019				515,000
April 1 – April 30, 2019	-	$-	-	515,000
May 1 – May 31, 2019	-	-	-	515,000
June 1 – June 30, 2019	-	-	-	515,000
Total	-	$-	-	515,000

(1)	On May 23, 2019, the Company announced that its Board of Directors authorized a program for the repurchase of up to 5% of the outstanding common shares, or 500,000 shares. There is no expiration date for the repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of First Defiance (1)
Exhibit 3.2	Amendment to Articles of Incorporation of First Defiance (2)
Exhibit 3.3	Code of Regulations of First Defiance (3)
Exhibit 10.1	Employment Agreement, dated as of May 1, 2019, among First Defiance Financial Corp., First Federal Bank of the Midwest, and Paul D. Nungester, Jr. (4)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at June 30, 2019 and December 31, 2018, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Six Months ended June 30, 2019 and 2018 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months ended June 30, 2019 and 2018, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Six Months ended June 30, 2019 and 2018, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2019 and 2018 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated by reference to the like numbered exhibit in the Registrant’s Form S-3 (File No. 333-163014), filed on November 10, 2009.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-26850), filed on June 22, 2018.
(3)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 POS (File No. 333-197203), filed on July 17, 2018.
(4)	Incorporated by reference to Exhibit 10.1 in Form 10-Q filed May 7, 2019 (File No. 000-26850).

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: August 9, 2019	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: August 9, 2019	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer

