Form 10-Q
period 2019-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2019-11-12
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period from ___________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 19,729,215 shares outstanding at October 31, 2019.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – September 30, 2019 and December 31, 2018	2

	Consolidated Condensed Statements of Income - Three and Nine months ended September 30, 2019 and 2018	4

	Consolidated Condensed Statements of Comprehensive Income – Three and Nine months ended September 30, 2019 and 2018	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Nine months ended September 30, 2019 and 2018	6

	Consolidated Condensed Statements of Cash Flows - Nine months ended September 30, 2019 and 2018	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	76

Item 4.	Controls and Procedures	77

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	78

Item 1A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	79

Item 6.	Exhibits	79

	Signatures	80

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$56,994	$55,962
Federal funds sold	55,000	43,000
	111,994	98,962
Securities:
Available-for-sale, carried at fair value	290,054	294,076
Held-to-maturity, carried at amortized cost (fair value $481 and $526 at September 30, 2019 and December 31, 2018, respectively)	481	526
	290,535	294,602
Loans held for sale	22,909	6,613
Loans receivable, net of allowance of $30,250 at September 30, 2019 and $28,331 at December 31, 2018, respectively	2,635,050	2,511,708
Mortgage servicing rights	9,859	10,119
Accrued interest receivable	11,386	9,641
Federal Home Loan Bank stock	11,915	14,217
Bank owned life insurance	75,088	67,660
Premises and equipment	39,911	40,670
Real estate and other assets held for sale	-	1,205
Goodwill	100,069	98,569
Core deposit and other intangibles	4,052	4,391
Other assets	37,956	23,365
Total assets	$3,350,724	$3,181,722

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Liabilities and stockholders’ equity
Liabilities:
Deposits	$2,760,615	$2,620,882
Advances from the Federal Home Loan Bank	85,095	85,189
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	2,851	5,741
Advance payments by borrowers	5,504	3,652
Deferred taxes	1,459	264
Other liabilities	41,071	30,322
Total liabilities	2,932,678	2,782,133

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	-	-
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share: 50,000,000 shares authorized; 25,371,086 and 25,398,992 shares issued and 19,728,590 and 20,171,392 shares outstanding at September 30, 2019 and December 31, 2018, respectively	127	127
Additional paid-in capital	161,577	161,593
Accumulated other comprehensive income (loss), net of tax of $1,356 and $(468), respectively	5,101	(2,148)
Retained earnings	320,998	295,588
Treasury stock, at cost, 5,642,496 shares at September 30, 2019 and 5,227,600 shares at December 31, 2018	(69,757)	(55,571)
Total stockholders’ equity	418,046	399,589
Total liabilities and stockholders’ equity	$3,350,724	$3,181,722

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Income
Loans	$33,284	$29,371	$97,158	$83,557
Investment securities:
Taxable	1,134	1,207	3,788	3,445
Non-taxable	818	870	2,507	2,522
Interest-bearing deposits	312	275	857	945
FHLB stock dividends	135	240	533	698
Total interest income	35,683	31,963	104,843	91,167
Interest Expense
Deposits	6,029	3,753	16,615	9,508
FHLB advances and other	431	342	1,011	943
Subordinated debentures	329	334	1,043	934
Notes payable	2	5	23	19
Total interest expense	6,791	4,434	18,692	11,404
Net interest income	28,892	27,529	86,151	79,763
Provision for loan losses	1,327	1,376	1,821	704
Net interest income after provision for loan losses	27,565	26,153	84,330	79,059
Non-interest Income
Service fees and other charges	4,027	3,335	10,335	9,762
Insurance commissions	3,263	3,254	10,994	11,024
Mortgage banking income	2,822	1,877	6,800	5,632
Gain on sale of non-mortgage loans	105	33	215	300
Gain on sale or call of securities	11	76	11	76
Trust income	511	514	1,510	1,588
Income from Bank Owned Life Insurance	783	399	1,702	1,365
Other non-interest income	320	434	1,574	1,092
Total non-interest income	11,842	9,922	33,141	30,839
Non-interest Expense
Compensation and benefits	14,061	12,882	42,544	39,016
Occupancy	2,206	2,154	6,751	6,251
FDIC insurance premium	(255)	255	276	817
Financial institutions tax	555	531	1,667	1,593
Data processing	1,728	2,161	6,292	6,349
Acquisition related charges	540	-	540	-
Amortization of intangibles	264	319	839	998
Other non-interest expense	4,104	3,984	13,395	13,178
Total non-interest expense	23,203	22,286	72,304	68,202
Income before income taxes	16,204	13,789	45,167	41,696
Federal income taxes	3,033	2,483	8,315	7,544
Net Income	$13,171	$11,306	$36,852	$34,152

Earnings per common share (1)
Basic	$0.67	$0.55	$1.86	$1.68
Diluted	$0.66	$0.55	$1.85	$1.67
Dividends declared per share (1)	$0.19	$0.17	$0.57	$0.47
Average common shares outstanding (1)
Basic	19,790	20,400	19,862	20,373
Diluted	19,875	20,467	19,943	20,465

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$13,171	$11,306	$36,852	$34,152

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	1,192	(2,058)	9,084	(6,487)
Reclassification adjustment for securities gains
Included in net income(1)	(11)	(76)	(11)	(76)
Income tax expense (benefit)	(247)	448	(1,906)	1,378
Net of tax amount	934	(1,686)	7,167	(5,185)

Change in unrealized gain/(loss) on postretirement benefit:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	-	-	82	-
Net of tax amount	-	-	82	-

Total other comprehensive income (loss)	934	(1,686)	7,249	(5,185)

Comprehensive income	$14,105	$9,620	$44,101	$28,967

(1) Amounts are included in gains on sale or call of securities on the consolidated condensed statements of income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended September 30, 2019 and 2018 was $2 and $16, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the nine months ended September 30, 2019 and 2018 was $2 and $16, respectively.

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares(1)	Stock	Capital	Income	Earnings	Stock	Equity
Balance at December 31, 2018	$-	20,171,392	$127	$161,593	$(2,148)	$295,588	$(55,571)	$399,589
Net income						11,482		11,482
Other comprehensive income					3,717			3,717
Deferred compensation plan				(22)			42	20
Stock based compensation expenses				11				11
Shares issued under stock option plan, net of 178 repurchased and retired		17,822		(22)		(5)	212	185
Restricted share activity under stock incentive plans net of 25,195 repurchased and retired		38,890		(751)			440	(311)
Shares issued from direct stock sales		1,065		19			12	31
Shares repurchased		(515,977)					(15,147)	(15,147)
Common stock dividends declared						(3,788)		(3,788)
Balance at March 31, 2019	$-	19,713,192	$127	$160,828	$1,569	$303,277	$(70,012)	$395,789
Net income						12,199		12,199
Other comprehensive income					2,598			2,598
Deferred compensation plan				(12)			29	17
Stock based compensation expenses				255				255
Shares issued under stock option plan, net of 0 repurchased and retired		1,200		(9)			15	6
Restricted share activity under stock incentive plans net of 2,533 repurchased and retired		12,304		129		(153)	98	74
Shares issued from direct stock sales		934		14			11	25
Common stock dividends declared						(3,747)		(3,747)
Balance at June 30, 2019	$-	19,727,630	$127	$161,205	$4,167	$311,576	$(69,859)	$407,216
Net income						13,171		13,171
Other comprehensive income					934			934
Deferred compensation plan				(12)			31	19
Stock based compensation expenses				6				6
Restricted share activity under stock incentive plans net of 0 repurchased and retired				362			59	421
Shares issued from direct stock sales		960		15			12	27
Common stock dividends declared						(3,748)		(3,748)
Balance at September 30, 2019	$-	19,728,590	$127	$161,576	$5,101	$320,999	$(69,757)	$418,046

					Accumulated
		Common		Additional	Other			Total
	Preferred	Stock	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Shares(1)	Stock	Capital	Income	Earnings	Stock	Equity
Balance at December 31, 2017	$-	20,312,082	$127	$160,940	$217	$262,900	$(50,898)	$373,286
Net income						11,737		11,737
Other comprehensive loss					(2,810)			(2,810)
Adoption of ASU 2018-02 – See Note 2					47	(47)		-
Stock based compensation expenses				84				84
Shares issued under stock option plan, net of 1,224 repurchased and retired		11,276		(33)		(36)	125	56
Restricted share activity under stock incentive plans net of 17,818 repurchased and retired		39,696		(458)		(81)	426	(113)
Shares issued from direct stock sales		744		14			7	21
Common stock dividends declared						(3,047)		(3,047)
Balance at March 31, 2018	$-	20,363,798	$127	$160,547	$(2,546)	$271,426	$(50,340)	$379,214
Net income						11,109		11,109
Other comprehensive loss					(689)			(689)
Stock based compensation expenses				88				88
Shares issued under stock option plan, net of 7,648 repurchased and retired		27,352		(60)		(234)	349	55
Restricted share activity under stock incentive plans net of 0 repurchased and retired		4,104		253		(120)	40	173
Shares issued from direct stock sales		924		19			10	29
Common stock dividends declared						(3,059)		(3,059)
Balance at June 30, 2018	$-	20,396,178	$127	$160,847	$(3,235)	$279,122	$(49,941)	$386,920
Net income						11,306		11,306
Other comprehensive loss					(1,686)			(1,686)
Stock based compensation expenses				122				122
Restricted share activity under stock incentive plans net of 0 repurchased and retired		4,500		192			45	237
Shares issued from direct stock sales		783		18			8	26
Common stock dividends declared						(3,468)		(3,468)
Balance at September 30, 2018	$-	20,401,461	$127	$161,179	$(4,921)	$286,960	$(49,888)	$393,457

(1)      Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net income	$36,852	$34,152
Items not requiring (providing) cash:
Provision for loan losses	1,821	704
Depreciation	3,137	2,688
Amortization of mortgage servicing rights, net of impairment charges/recoveries	1,714	918
Amortization of core deposit and other intangible assets	839	998
Net accretion of premiums and discounts on loans and deposits	(599)	(238)
Amortization of premiums and discounts on securities	1,073	905
Change in deferred taxes	(637)	224
Proceeds from the sale of loans held for sale	201,571	161,185
Originations of loans held for sale	(213,649)	(160,655)
Gain from sale of loans	(5,887)	(4,044)
Gain from sale or call of securities	(11)	(76)
Loss on sale or write down of property plant and equipment	10	13
Gain/loss on sale / write-down of real estate and other assets held for sale	178	529
Stock option expense	272	294
Restricted stock /expense	184	297
Income from bank owned life insurance including income from death benefits in excess of cash surrender value	(1,702)	(1,365)
Excess tax benefit on stock compensation plans	(108)	(162)
Changes in:
Accrued interest receivable	(1,745)	(2,552)
Other assets	(5,783)	(2,985)
Other liabilities	1,705	2,188
Net cash provided by operating activities	19,235	33,018

Investing Activities
Proceeds from maturities of held-to-maturity securities	42	45
Proceeds from maturities, calls and pay-downs of available-for-sale securities	29,913	19,916
Proceeds from the sale of available-for-sale securities	783	1,944
Proceeds from sale of premises and equipment, real estate and other assets held for sale	1,173	482
Proceeds from sale of non-mortgage loans	15,944	28,277
Purchases of available-for-sale securities	(18,652)	(51,535)
Proceeds from Federal Home Loan stock redemption	2,302	1,775
Net cash paid for acquisition	(1,600)	-
Proceeds from sale of bank owned life insurance	-	17,689
Purchases of premises and equipment, net	(2,388)	(2,911)
Investment in bank owned life insurance	(6,600)	-
Proceeds from bank owned life insurance death benefit	874	336
Net increase in loans receivable	(140,439)	(136,083)
Net cash used by investing activities	(118,648)	(120,065)

Financing Activities
Net increase in deposits and advance payments by borrowers	141,585	88,184
Repayment of Federal Home Loan Bank advances	(35,094)	(34,059)
Proceeds from Federal Home Loan Bank advances	35,000	50,000
Decrease in securities sold under repurchase agreements	(2,890)	(21,857)
Net cash paid for repurchase of common stock	(15,147)	-
Proceeds from exercise of stock options	191	111
Proceeds from direct stock sales	83	75
Cash dividends paid on common stock	(11,283)	(9,574)
Net cash provided by financing activities	112,445	72,880
Increase in cash and cash equivalents	13,032	(14,167)
Cash and cash equivalents at beginning of period	98,962	113,693
Cash and cash equivalents at end of period	$111,994	$99,526

Supplemental cash flow information:
Interest paid	$18,459	$11,335
Income taxes paid	$7,350	$6,950
Initial recognition of right-of-use asset	$8,808	$-
Initial recognition of lease liability	$9,339	$-

Transfers from loans to real estate and other assets held for sale	$146	$1,141
Securities purchased but not yet settled	$-	$577

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

September 30, 2019 and 2018

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

The accompanying consolidated condensed financial statements as of September 30, 2019, and for the three and nine month periods ended September 30, 2019 and 2018 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2018 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2019, are not necessarily indicative of the results that may be expected for the entire year.

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

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet. For public companies, this update was effective for interim and annual periods beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related non-lease components as a single lease component. The Company has also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are twelve months or less. Implementation of the guidance resulted in the recording of a right-of-use asset and lease liability on the balance sheet; however it does not have a material impact on the Company's other consolidated financial statements. See additional disclosures in Note 10.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. federal government corporations and agencies	$-	$2,531	$-	$2,531
Mortgage-backed - residential	-	82,080	-	82,080
REMICs	-	2,087	-	2,087
Collateralized mortgage obligations-residential	-	90,708	-	90,708
Preferred Stock	1	-	-	1
Corporate bonds	-	12,970	-	12,970
Obligations of state and political subdivisions	-	99,677	-	99,677
Mortgage banking derivative - asset	-	1,657	-	1,657
Mortgage banking derivative - liability	-	-	-	-

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. federal government corporations and agencies	$-	$2,503	$-	$2,503
Mortgage-backed - residential	-	74,710	-	74,710
REMICs	-	2,709	-	2,709
Collateralized mortgage obligations-residential	-	101,461	-	101,461
Corporate bonds	-	12,806	-	12,806
Obligations of state and political subdivisions	-	99,887		99,887
Mortgage banking derivative - asset	-	367	-	367
Mortgage banking derivative -liability	-	73	-	73

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Other Commercial real estate	$-	$-	$24	$24
Total impaired loans	-	-	24	24
Mortgage servicing rights	-	288	-	288

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$-	$-	$1,456	$1,456
Commercial	-	-	319	319
Total impaired loans	-	-	1,775	1,775
Mortgage servicing rights	-	629	-	629
Real estate held for sale
Commercial real estate	-	-	705	705
Total real estate held for sale	-	-	705	705

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in Thousands)
Impaired Loans- Applies to all loan classes	$24	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	15%	15%

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

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2019, and December 31, 2018. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on a discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2019.

	Carrying	Fair Value Measurements at September 30, 2019 (In Thousands)
	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$111,994	$111,994	$111,994	$-	$-
Investment securities	290,535	290,535	1	290,534	-
Federal Home Loan Bank Stock	11,915	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,657,959	2,675,786	-	23,417	2,652,369
Accrued interest receivable	11,386	11,386	12	1,576	9,798

Financial Liabilities:
Deposits	$2,760,615	$2,758,523	$604,129	$2,154,394	$-
Advances from Federal Home Loan Bank	85,095	85,339	-	85,339	-
Securities sold under repurchase agreements	2,851	2,851	-	2,851	-
Subordinated debentures	36,083	33,102	-	-	33,102

	Carrying	Fair Value Measurements at December 31, 2018 (In Thousands)
	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$98,962	$98,962	$98,962	$-	$-
Investment securities	294,602	294,602	-	294,602	-
FHLB Stock	14,217	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,518,321	2,501,096	-	6,865	2,494,231
Accrued interest receivable	9,641	9,641	18	1,168	8,455

Financial Liabilities:
Deposits	$2,620,882	$2,613,965	$607,198	$2,006,767	$-
Advances from FHLB	85,189	84,281	-	84,281	-
Securities sold under repurchase agreements	5,741	5,741	-	5,741	-
Subordinated debentures	36,083	28,854	-	-	28,854

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

As of September 30, 2019, 20,200 options to acquire First Defiance shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

In the nine months ended September 30, 2019, the Company also granted to employees 13,916 RSUs and 24,651 shares of restricted stock. Of the 24,651 restricted shares granted, 5,258 were issued to directors and have a one-year vesting period. The remaining 19,393 were issued to employees and have a three-year vesting period. The fair value of all granted restricted shares was determined by the stock price on the date of the grant.

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

There were no options granted during the three or nine months ended September 30, 2019, or September 30, 2018.

Following is stock option activity under the plans during the nine months ended September 30, 2019:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2019	39,400	$14.00
Forfeited or cancelled	-	-
Exercised	(19,200)	10.15
Granted	-	-
Options outstanding, September 30, 2019	20,200	$17.66	5.02	$228
Vested or expected to vest at September 30, 2019	20,200	$17.66	5.02	$228
Exercisable at September 30, 2019	14,500	$17.48	4.70	$166

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds of options exercised	$-	$-	$191	$111
Related tax benefit recognized	-	-	4	28
Intrinsic value of options exercised	-	-	390	1,034

As of September 30, 2019, there was $20,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.1 years.

At September 30, 2019, 160,196 RSUs and 48,919 restricted stock grants were unvested. Compensation expense related to RSUs and STIP is recognized over the performance period based on the achievements of targets as established under the plan documents. A total expense of $559,000 and $1.5 million was recorded during the three and nine months ended September 30, 2019 compared to an expense of $470,000 and $1.4 million for the three and nine months ended September 30, 2018. There was approximately $801,000 and $961,000 included within other liabilities at September 30, 2019 and December 31, 2018, respectively, related to the STIP.

		Restricted Stock Units		Stock Grants
		Weighted- Average		Weighted- Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value
Unvested at January 1, 2019	144,586	$23.94	30,372	$28.48
Granted	82,930	25.61	78,922	22.25
Vested	(54,771)	20.13	(60,375)	21.17
Forfeited	(12,549)	25.64	-	-
Unvested at September 30, 2019	160,196	$25.72	48,919	$27.18

The maximum amount of compensation expense that may be recorded for the 2019 STIP and the active LTIPs at September 30, 2019, is approximately $4.8 million. However, the estimated expense expected to be recorded as of September 30, 2019, based on the performance measures in the plans, is $4.0 million of which $1.5 million is unrecognized at September 30, 2019, and will be recognized over the remaining performance periods.

5.            Dividends on Common Stock

First Defiance declared and paid a $0.19 per common stock dividend in the first, second and third quarters of 2019 and declared and paid a $0.15 per common stock dividend in the first and second quarters of 2018 and a $0.17 per common stock dividend in the third quarter of 2018.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$13,171	$11,306	$36,852	$34,152
Less: Income allocated to participating securities	1	1	3	3
Net income allocated to common shareholders	13,170	11,305	36,849	34,149

Weighted average common shares outstanding including participating securities(1)	19,801	20,409	19,873	20,382
Less: Participating securities	11	9	11	9
Average common shares(1)	19,790	20,400	19,862	20,373

Basic earnings per common share	$0.67	$0.55	$1.86	$1.68

Diluted Earnings Per Share:
Net income allocated to common shareholders	$13,170	$11,305	$36,849	$34,149
Weighted average common shares outstanding for basic earnings per common share(1)	19,790	20,400	19,862	20,373
Add: Dilutive effects of stock options	85	67	81	92
Average shares and dilutive potential common shares(1)	19,875	20,467	19,943	20,465

Diluted earnings per common share	$0.66	$0.55	$1.85	$1.67

(1)	Share and per share data in above table has been adjusted for a 2-for-1 stock split on July 12, 2018.

There were no shares excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2019 and September 30, 2018, as no shares were anti-dilutive during these time periods.

7.            Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At September 30, 2019
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$2,519	$12	$-	$2,531
Mortgage-backed securities – residential	80,965	1,233	(118)	82,080
REMICs	2,072	15	-	2,087
Collateralized mortgage obligations	89,802	997	(91)	90,708
Preferred stock	-	1	-	1
Corporate bonds	12,902	86	(18)	12,970
Obligations of state and political subdivisions	95,326	4,351	-	99,677
Total Available-for-Sale	$283,586	$6,695	$(227)	$290,054

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$6	$-	$-	$6
FNMA certificates	23	-	-	23
GNMA certificates	8	-	-	8
Obligations of state and political subdivisions	444	-	-	444
Total Held-to Maturity	$481	$-	$-	$481

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2018
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,519	$2	$(18)	$2,503
Mortgage-backed securities - residential	76,165	111	(1,566)	74,710
REMICs	2,712	4	(7)	2,709
Collateralized mortgage obligations - residential	103,026	124	(1,689)	101,461
Corporate bonds	12,910	44	(148)	12,806
Obligations of state and political subdivisions	99,349	1,258	(720)	99,887
Total Available-for-Sale	$296,681	$1,543	$(4,148)	$294,076

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$8	$-	$-	$8
FNMA certificates	31	-	-	31
GNMA certificates	12	-	-	12
Obligations of states and political subdivisions	475	-	-	475
Total Held-to-Maturity	$526	$-	$-	$526

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at September 30, 2019, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$5,091	$5,097	$-	$-
Due after one year through five years	17,766	17,953	-	-
Due after five years through ten years	32,514	33,359	444	444
Due after ten years	55,376	58,770	-	-
MBS/CMO/REMIC	172,839	174,875	37	37
	$283,586	$290,054	$481	$481

Investment securities with a carrying amount of $160.9 million at September 30, 2019, were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

As of September 30, 2019, the Company’s investment portfolio consisted of 432 securities, 37 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at September 30, 2019, and December 31, 2018:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At September 30, 2019
Available-for-sale securities:
Mortgage-backed securities-residential	3,407	(20)	10,162	(98)	13,569	(118)
Collateralized mortgage obligations	15 414	(42)	5,850	(49)	21,264	(91)
Corporate bonds	1,998	(2)	873	(16)	2,871	(18)
Total temporarily impaired securities	$20,819	$(64)	$16,885	$(163)	$37,704	$(227)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At December 31, 2018
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$500	$(18)	$500	$(18)
Mortgage-backed securities-residential	11,589	(71)	48,665	(1,495)	60,254	(1,566)
REMIC’s	-	-	857	(7)	857	(7)
Collateralized mortgage obligations	11,613	(53)	70,585	(1,636)	82,198	(1,689)
Corporate Bonds	5,752	(148)	-	-	5,752	(148)
Obligations of state and political subdivisions	11,974	(69)	16,492	(651)	28,466	(720)
Total temporarily impaired securities	$40,928	$(341)	$137,099	$(3,807)	$178,027	$(4,148)

There were net realized gains of $11,000 ($9,000 after tax) from the sales and calls of investment securities for the three and nine months ended September 30, 2019, while there were net realized gains of $76,000 ($60,000 after tax) for the three and nine months ended September 30, 2018.

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

For the three and nine month period of 2019 and 2018, management determined there was no OTTI.

8.   Loans

Loans receivable consist of the following:

	September 30, 2019	December 31, 2018
	(In Thousands)
Real Estate:

Secured by 1-4 family residential	$330,369	$322,686
Secured by multi-family residential	275,944	278,358
Secured by commercial real estate	1,154,975	1,126,452
Construction	308,061	265,772
	2,069,349	1,993,268
Other Loans:
Commercial	537,806	509,577
Home equity and improvement	123,871	128,152
Consumer finance	36,644	34,405
	698,321	672,134
Total loans	2,767,670	2,665,402
Deduct:
Undisbursed loan funds	(100,260)	(123,293)
Net deferred loan origination fees and costs	(2,110)	(2,070)
Allowance for loan loss	(30,250)	(28,331)
Totals	$2,635,050	$2,511,708

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarters ended September 30, 2019 and 2018 by portfolio segment (In Thousands):

Quarter Ended September 30, 2019	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,793	$3,102	$12,149	$887	$7,888	$1,763	$352	$28,934
Charge-Offs	(74)	0	0	0	(25)	(12)	(80)	(191)
Recoveries	6	6	55	0	30	77	6	180
Provisions	213	51	832	216	(5)	(76)	96	1,327
Ending Allowance	$2,938	$3,159	$13,036	$1,103	$7,888	$1,752	$374	$30,250

Quarter Ended September 30, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,682	$2,913	$11,253	$737	$7,455	$2,032	$249	$27,321
Charge-Offs	(136)	0	(1,048)	0	(528)	(36)	(25)	(1,773)
Recoveries	27	38	182	0	413	47	8	715
Provisions	251	61	1,281	(122)	(179)	28	56	1,376
Ending Allowance	$2,824	$3,012	$11,668	$615	$7,161	$2,071	$288	$27,639

The following table discloses allowance for loan loss activity for the year-to-date periods ended September 30, 2019 and 2018 by portfolio segment (In Thousands):

Year-to-date Period Ended September 30, 2019	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,881	$3,101	$12,041	$682	$7,281	$2,026	$319	$28,331
Charge-Offs	(257)	0	(15)	0	(225)	(109)	(255)	(861)
Recoveries	176	42	408	0	136	161	36	959
Provisions	138	16	602	421	696	(326)	274	1,821
Ending Allowance	$2,938	$3,159	$13,036	$1,103	$7,888	$1,752	$374	$30,250

Year-to-date Period Ended September 30, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683
Charge-Offs	(230)	0	(1,357)	0	(709)	(194)	(128)	(2,618)
Recoveries	85	40	392	0	2,200	132	21	2,870
Provisions	437	270	2,279	(32)	(2,295)	(122)	167	704
Ending Allowance	$2,824	$3,012	$11,668	$615	$7,161	$2,071	$288	$27,639

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 (In Thousands):

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$185	$2	$61	$-	$65	$62	$-	$375
Collectively evaluated for impairment	2,753	3,157	12,975	1,103	7,823	1,690	374	29,875
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Total ending allowance balance	$2,938	$3,159	$13,036	$1,103	$7,888	$1,752	$374	$30,250

Loans:
Loans individually evaluated for impairment	$7,337	$173	$21,544	$-	$7,543	$857	$16	$37,470
Loans collectively evaluated for impairment	322,455	275,934	1,136,877	207,633	532,154	123,871	36,775	2,635,699
Loans acquired with deteriorated credit quality	998	292	627	-	14	-	-	1,931
Total ending loans balance	$330,790	$276,399	$1,159,048	$207,633	$539,711	$124,728	$36,791	$2,675,100

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,251	$50	$50	$5,005	$138	$131
Residential Non Owner Occupied	2,113	28	27	2,078	106	106
Total Residential Real Estate	7,364	78	77	7,083	244	237
Construction	-	-	-	-	-	-
Multi-Family	175	5	5	604	32	32
CRE Owner Occupied	6,367	45	45	7,082	268	222
CRE Non Owner Occupied	1,898	19	19	1,943	70	63
Agriculture Land	12,981	168	114	13,206	544	405
Other CRE	479	13	11	810	66	61
Total Commercial Real Estate	21,725	245	189	23,041	948	751
Commercial Working Capital	6,224	55	55	7,302	281	217
Commercial Other	1,372	15	14	1,597	63	59
Total Commercial	7,596	70	69	8,899	344	276
Home Equity and Improvement	868	6	6	893	26	24
Consumer Finance	17	-	-	26	1	1
Total Impaired Loans	$37,745	$404	$346	$40,545	$1,595	$1,321

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans (In Thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,848	$41	$41	$4,695	$113	$110
Residential Non Owner Occupied	2,371	31	31	2,424	105	102
Total Residential Real Estate	7,219	72	72	7,119	218	212
Construction	-	-	-	-	-	-
Multi-Family	1,582	22	22	1,744	71	70
CRE Owner Occupied	10,058	57	49	10,545	179	156
CRE Non Owner Occupied	2,321	19	18	2,815	76	75
Agriculture Land	14,115	150	96	13,370	400	248
Other CRE	1,223	25	25	1,346	75	67
Total Commercial Real Estate	27,717	251	188	28,076	730	546
Commercial Working Capital	10,181	91	84	8,059	196	180
Commercial Other	3,282	34	31	3,809	88	83
Total Commercial	13,463	125	115	11,868	284	263
Home Equity and Improvement	1,091	9	9	1,195	29	29
Consumer Finance	33	1	1	35	3	3
Total Impaired Loans	$51,105	$480	$407	$50,037	$1,334	$1,123

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	September 30, 2019			December 31, 2018
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$385	$386	$-	$901	$775	$-
Residential Non Owner Occupied	997	1,001	-	950	955	-
Total 1-4 Family Residential Real Estate	1,382	1,387	-	1,851	1,730	-
Multi-Family Residential Real Estate	131	134	-	1,296	1,302	-
CRE Owner Occupied	5,847	4,684	-	7,464	6,202	-
CRE Non Owner Occupied	1,713	1,547	-	1,824	1,659	-
Agriculture Land	12,473	12,632	-	14,915	14,994	-
Other CRE	175	183	-	464	462	-
Total Commercial Real Estate	20,208	19,046	-	24,667	23,317	-
Construction	-	-	-	-	-	-
Commercial Working Capital	5,627	5,641	-	7,569	7,498	-
Commercial Other	1,090	1,095	-	2,095	2,100	-
Total Commercial	6,717	6,736	-	9,664	9,598	-
Home Equity and Home Improvement	-	-	-	-	-	-
Consumer Finance	-	-	-	-	-	-
Total loans with no allowance recorded	$28,438	$27,303	$-	$37,478	$35,947	$-

With an allowance recorded:
Residential Owner Occupied	$5,070	$4,910	$165	$3,926	$3,884	$148
Residential Non Owner Occupied	1,036	1,040	20	1,152	1,160	27
Total 1-4 Family Residential Real Estate	6,106	5,950	185	5,078	5,044	175
Multi-Family Residential Real Estate	39	39	2	44	44	3
CRE Owner Occupied	2,011	1,592	28	2,419	1,935	38
CRE Non Owner Occupied	327	330	14	350	353	16
Agriculture Land	277	290	4	37	38	2
Other CRE	504	286	15	1,107	691	39
Total Commercial Real Estate	3,119	2,498	61	3,913	3,017	95
Construction	-	-	-	-	-	-
Commercial Working Capital	565	568	42	525	528	55
Commercial Other	243	239	23	560	352	24
Total Commercial	808	807	65	1,085	880	79
Home Equity and Home Improvement	904	857	62	1,013	963	242
Consumer Finance	16	16	-	45	45	1
Total loans with an allowance recorded	$10,992	$10,167	$375	$11,178	$9,993	$595

* Presented gross of charge-offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2019	December 31, 2018
	(In Thousands)
Non-accrual loans	$14,677	$19,016
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	14,677	19,016
Real estate and other assets held for sale	-	1,205
Total non-performing assets	$14,677	$20,221
Troubled debt restructuring, still accruing	$10,334	$11,573

The following table presents the aging of the recorded investment in past due and non- accrual loans as of September 30, 2019, by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non- Accrual
Residential Owner Occupied	$201,689	$1,645	$447	$1,281	$3,373	$2,769
Residential Non Owner Occupied	125,670	26	13	19	58	221

Total 1-4 Family Residential Real Estate	327,359	1,671	460	1,300	3,431	2,990

Multi-Family Residential Real Estate	276,399	-	-	-	-	-

CRE Owner Occupied	412,720	8,099	2	1,354	9,455	3,183
CRE Non Owner Occupied	560,436	-	-	561	561	610
Agriculture Land	121,945	-	-	1,641	1,641	4,370
Other Commercial Real Estate	52,285	5	-	-	5	24

Total Commercial Real Estate	1,147,386	8,104	2	3,556	11,662	8,187

Construction	207,633	-	-	-	-	-

Commercial Working Capital	238,132	273	-	2,502	2,775	2,502
Commercial Other	298,310	253	-	241	494	466

Total Commercial	536,442	526	-	2,743	3,269	2,968

Home Equity/Home Improvement	123,343	1,244	79	62	1,385	487
Consumer Finance	36,558	208	25	-	233	-

Total Loans	$2,655,120	$11,753	$566	$7,661	$19,980	$14,632

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

Troubled Debt Restructurings

As of September 30, 2019, and December 31, 2018, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $17.1 million and $19.2 million, respectively. The Company allocated $375,000 and $581,000 of specific reserves to those loans at September 30, 2019, and December 31, 2018, respectively, and had committed to lend additional amounts totaling up to $520,000 and $169,000 at September 30, 2019, and December 31, 2018, respectively.

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

Of the loans modified in a TDR as of September 30, 2019, $6.7 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and nine month periods ending September 30, 2019, and September 30, 2018:

	Loans Modified as a TDR for the Three Months Ended September 30, 2019 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2019 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	3	$218	10	$1,118
1-4 Family Non Owner Occupied	0	-	0	-
Multi Family	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital	1	101	2	101
Commercial Other	1	140	2	152
Home Equity and Improvement	0	-	2	26
Consumer Finance	0	-	-	-
Total	5	$459	16	$1,397

The loans described above increased the allowance for loan and lease losses (“ALLL”) by $11,000 in the three month period ending September 30, 2019, and increased the ALLL by $32,000 in the nine month period ending September 30, 2019.

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

The loans described above decreased the ALLL by $39,000 in the three month period ending September 30, 2018 and decreased the ALLL by $60,000 in the nine month period ending September 30, 2018.

Of the 2019 modifications, one was made a TDR due to extending the maturity date, five were made TDRs due to bankruptcy and ten were made TDRs because the current debt was refinanced due to maturity or for payment relief.

The following tables present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine month periods ended September 30, 2019, and September 30, 2018:

	Three Months Ended September 30, 2019 ($ in thousands)		Nine Months Ended September 30, 2019 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	1	$76
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	3	2,248
Commercial Other	0	-	0	-
Home Equity and Improvement	0	-	1	61
Consumer Finance	0	-	0	-
Total	0	$0	1	$2,385

The TDRs that subsequently defaulted described above had no effect on the ALLL for the three month period ended September 30, 2019 and increased the ALLL by $4,000 for the nine month period ended September 30, 2019.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

	Three Months Ended September 30, 2018 ($ in thousands)		Nine Months Ended September 30, 2018 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
1-4 Family Owner Occupied	0	$-	0	$-
1-4 Family Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	3	2,644	3	2,644
Commercial Other	1	30	2	226
Home Equity and Improvement	1	61	1	61
Consumer Finance	0	-	0	-
Total	5	$2,735	6	$2,931

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
1-4 Family Owner Occupied	$9,189	$-	$3,076	$-	$192,797	$205,062
1-4 Family Non Owner Occupied	116,969	430	2,696	-	5,633	125,728

Total 1-4 Family Real Estate	126,158	430	5,772	-	198,430	330,790

Multi-Family Residential Real Estate	275,565	-	729	-	105	276,399

CRE Owner Occupied	400,499	15,733	5,871	-	72	422,175
CRE Non Owner Occupied	554,742	3,814	2,441	-	-	560,997
Agriculture Land	106,318	3,529	13,739	-	-	123,586
Other CRE	49,745	849	549	-	1,147	52,290

Total Commercial Real Estate	1,111,304	23,925	22,600	-	1,219	1,159,048

Construction	182,359	1,6662	-	-	23,612	207,633

Commercial Working Capital	227,053	7,875	5,979	-	-	240,907
Commercial Other	289,121	7,688	1,995	-	-	298,804

Total Commercial	516,174	15,563	7,974	-	-	539,711

Home Equity and Home Improvement	-	-	367	-	124,361	124,728
Consumer Finance	-	-	57	-	36,734	36,791

Total Loans	$2,211,560	$41,580	$37,499	$-	$384,461	$2,675,100

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$9,419	$91	$3,130	$-	$190,134	$202,774
Residential Non Owner Occupied	109,885	700	3,087	-	6,725	120,397

Total 1-4 Family Real Estate	119,304	791	6,217	-	196,859	323,171

Multi-Family Residential Real Estate	276,594	-	2,047	-	107	278,748

CRE Owner Occupied	402,008	5,724	9,547	-	89	417,368
CRE Non Owner Occupied	529,842	2,807	2,297	-	-	534,946
Agriculture Land	111,595	4,023	16,358	-	-	131,976
Other CRE	42,189	730	1,244	-	1,082	45,245

Total Commercial Real Estate	1,085,634	13,284	29,446	-	1,171	1,129,535

Construction	122,775	219	-	-	19,102	142,096

Commercial Working Capital	205,903	6,546	9,489	-	-	221,938
Commercial Other	279,234	7,011	3,201	-	-	289,446

Total Commercial	485,137	13,557	12,690	-	-	511,384

Home Equity and Home Improvement	-	-	434	-	128,594	129,028
Consumer Finance	-	-	206	-	34,325	34,531

Total Loans	$2,089,444	$27,851	$51,040	$-	$380,158	$2,548,493

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance of those loans is as follows (In Thousands):

	September 30, 2019	December 31, 2018
1-4 Family Residential Real Estate	$1,019	$1,045
Multi-Family Residential Real Estate	293	300
Commercial Real Estate Loans	727	899
Commercial	65	227
Consumer	-	-
Total Outstanding Balance	$2,104	$2,471
Recorded Investment, net of allowance of $0	$1,917	$2,331

Accretable yield, or income expected to be collected, is as follows:

	2019	2018
Balance at January 1	$468	$804
New Loans Purchased	-	-
Accretion of Income	(26)	(115)
Reclassification from Non-accretable	-	-
Charge-off of Accretable Yield	-	(197)
Balance at September 30	$442	$492

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the nine months ended September 30, 2019 or 2018. No allowances for loan losses were reversed during the same period.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $941,000 as of September 30, 2019 and $796,000 as of December 31, 2018.

9.            Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Gain from sale of mortgage loans	$2,596	$1,280	$5,672	$3,744
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	960	929	2,842	2,806
Amortization of mortgage servicing rights	(579)	(340)	(1,256)	(1,009)
Mortgage servicing rights valuation adjustments	(155)	8	(458)	91
	226	597	1,128	1,888

Net revenue from sale and servicing of mortgage loans	$2,822	$1,877	$6,800	$5,632

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.44 billion at September 30, 2019 and $1.41 billion at December 31, 2018.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,458	$10,297	$10,419	$10,240
Loans sold, servicing retained	738	438	1,454	1,164
Amortization	(579)	(340)	(1,256)	(1,009)
Carrying value before valuation allowance at end of period	10,617	10,395	10,617	10,395

Valuation allowance:
Balance at beginning of period	(603)	(349)	(300)	(432)
Impairment recovery (charges)	(155)	8	(458)	91
Balance at end of period	(758)	(341)	(758)	(341)
Net carrying value of MSRs at end of period	$9,859	$10,054	$9,859	$10,054
Fair value of MSRs at end of period	$9,859	$10,558	$9,859	$10,558

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity. A liability of $43,000 was accrued at both September 30, 2019, and December 31, 2018, respectively. There was no expense or credit recognized related to the accrual in the three or nine months ended September 30, 2019 or 2018.

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

As of September 30, 2019, the Company has entered into lease agreements covering seven First Insurance offices, five banking center locations, one future banking center location, one loan production office, one future loan production office, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew. First Federal and First Insurance share office space for one lease as a branch and insurance office. The lease agreements have maturity dates ranging from December 2019 to December 2039, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 17.58 years as of September 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 3.50% as of September 30, 2019.

The total operating lease costs were $233,000 and $708,000 for the three and nine months ended September 30, 2019, respectively, and $251,000 and $744,000 for the three and nine months ended September 30, 2018, respectively.

The short-term lease costs and cash payments on operating leases were $0 and $225,000 for the three months ended September 30, 2019 respectively. The right-of-use asset, included in other assets, and lease liabilities, included in other liabilities, were $8.3 million and $8.9 million as of September 30, 2019 respectively.

Total estimated rental commitments for the operating leases were as follows as of September 30, 2019:

Remainder of 2019	$229
2020	1,123
2021	1,106
2022	1,033
2023	1,012
Thereafter	14,498
Total	$19,001

Future minimum commitments under non-cancelable operating leases were as follows as of December 31, 2018:

2019	$967
2020	884
2021	843
2022	768
2023	739
Thereafter	8,078
Total	$12,279

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of September 30, 2019, is shown below.

Undiscounted cash flows	$19,001
Undiscounted cash flows associated with new lease effective approx. 11/2019	(157)
Undiscounted cash flows associated with new lease effective 1/1/2020	(2,459)
Undiscounted cash flows associated with new lease effective approx. 02/2020	(1,369)
Undiscounted cash flows associated with new lease effective approx. 04/2020	(2,239)
Discount effect of cash flows	(3,875)
Total	$8,902

On February 28, 2019, the Company entered into a new lease agreement with an effective date of January 1, 2020, which will result in an additional right-of-use asset and lease liability of approximately $4.6 million.

On August 15, 2019, the Company entered into a new lease agreement with an effective date based upon when the retail office becomes operational. This lease is expected to become effective in February 2020. This lease will result in an additional right-of-use asset and lease liability of approximately $1.1 million.

On August 15, 2019, the Company entered into a new lease agreement with an effective date based upon when the loan production office becomes operational. This lease is expected to become effective in April 2020. This lease will result in an additional right-of-use asset and lease liability of approximately $1.8 million.

On August 20, 2019, the Company entered into a new lease agreement with an effective date based upon when the ATM becomes operational. This lease is expected to become effective in November 2019. This lease will result in an additional right-of-use asset and lease liability of approximately $0.1 million.

11.            Deposits

A summary of deposit balances is as follows:

	September 30, 2019	December 31, 2018
	(In Thousands)
Non-interest-bearing checking accounts	$604,129	$607,198
Interest-bearing checking and money market accounts	1,124,208	1,040,471
Savings deposits	294,594	292,829
Retail certificates of deposit less than $250,000	634,737	591,822
Retail certificates of deposit greater than $250,000	102,947	88,562
	$2,760,615	$2,620,882

12.            Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2019	December 31, 2018
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$84,000	$59,000
Amortizable mortgage advances	1,117	1,213
Overnight advances	-	25,000
Fair value adjustment on acquired balances	(22)	(24)
Total	$85,095	$85,189
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.62% as of September 30, 2019, and 4.29% as of December 31, 2018.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 3.50% and 4.17% on September 30, 2019 and December 31, 2018, respectively.

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2019 and December 31, 2018, is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In Thousands)
At September 30, 2019
Repurchase agreements:
Mortgage-backed securities – residential	$2,851	$-	$-	$-	$2,851
Total borrowings	$2,851	$-	$-	$-	$2,851
Gross amount of recognized liabilities for repurchase agreements					$2,851

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In Thousands)
At December 31, 2018
Repurchase agreements:
Mortgage-backed securities – residential	$4,199	$-	$-	$-	$4,199
Collateralized mortgage obligations	1,542	-	-	-	1,542
Total borrowings	$5,741	$-	$-	$-	$5,741
Gross amount of recognized liabilities for repurchase agreements					$5,741

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	September 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$100,465	$110,131	$44,352	$114,308
Unused lines of credit	17,876	442,757	7,523	382,189
Standby letters of credit	-	15,418	-	7,239
Total	$118,341	$568,306	$51,875	$503,736

Commitments to make loans are generally made for periods of 60 days or less. In addition to the above commitments, First Defiance had commitments to sell $39.1 million and $8.6 million of loans to Freddie Mac, Fannie Mae, FHLB or BB&T Mortgage at September 30, 2019, and December 31, 2018, respectively.

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

15. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $39.1 million and $8.6 million of interest rate lock commitments at September 30, 2019, and December 31, 2018, respectively. There were $61.1 million and $11.5 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2019, and December 31, 2018, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2019			December 31, 2018
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$1,657	$-	$1,657	$367	$73	$294

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$471	$(111)	$1,363	$67

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

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2019:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$1,192	$(249)	$943
Reclassification adjustment for net gains included in net income	(11)	2	(9)
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	-	-	-
Total other comprehensive loss	$1,181	$(247)	$934

Nine months ended September 30, 2019:
Securities available for sale:
Change in net unrealized gain/loss during the period	$9,084	$(1,908)	$7,176
Reclassification adjustment for net gains included in net income	(11)	2	(9)
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit
Postretirement medical plan	-	82	82
Total other comprehensive loss	$9,073	$(1,824)	$7,249

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2018:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(2,058)	$432	$(1,626)
Reclassification adjustment for net gains included in net income	(76)	16	(60)
Total other comprehensive loss	$(2,134)	$448	$(1,686)

Nine months ended September 30, 2018:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(6,487)	$1,362	$(5,125)
Reclassification adjustment for net gains included in net income	(76)	16	(60)
Total other comprehensive loss	$(6,563)	$1,378	$(5,185)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income (Loss)
	(In Thousands)
Balance January 1, 2019	$(2,057)	$(91)	$(2,148)
Other comprehensive income before reclassifications	7,176	-	7,176
Amounts reclassified from accumulated other comprehensive income	(9)	82	73

Net other comprehensive income during period	7,167	82	7,249

Balance September 30, 2019	$5,110	$(9)	$5,101

Balance January 1, 2018	$601	$(384)	$217
Other comprehensive income (loss) before reclassifications	(5,125)	-	(5,125)
Amounts reclassified from accumulated other comprehensive income	(60)	-	(60)

Net other comprehensive income during period	(5,185)	-	(5,185)

Reclassification adjustment upon adoption of ASU 2018-02	129	(82)	47

Balance September 30, 2018	$(4,455)	$(466)	$(4,291)

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

The general partner of each limited partnership has both the power to direct the activities which most significantly affect the performance of each partnership and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC partnership. In January of 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” The pronouncement permitted reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and will recognize the net investment performance in the statement of income as a component of income tax expense (benefit). The Company utilized the proportional amortization method for all of its instruments. As of September 30, 2019, and December 31, 2018, the Company had $13.4 million and $11.3 million in qualified investments recorded in other assets and $8.8 million and $6.9 million in unfunded commitments recorded in other liabilities, respectively.

Unfunded Commitments

As of September 30, 2019, the expected payments for unfunded affordable housing commitments were as follows:

(dollars in thousands)	Amount
2019	$1,803
2020	2,402
2021	2,318
2022	525
2023	409
Thereafter	1,334
Total Unfunded Commitments	$8,791

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Proportional Amortization Method
Tax credits and other tax benefits recognized	$340	$276
Amortization expense in federal income taxes	292	234

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Proportional Amortization Method
Tax credits and other tax benefits recognized	$995	$785
Amortization expense in federal income taxes	861	703

There were no impairment losses of LIHTC investments for the three and nine months ended September 30, 2019 and 2018.

18. Business Combinations

On September 9, 2019, First Defiance and United Community Financial Corp. (“United Community”) announced the signing of a definitive merger agreement under which United Community will merge into First Defiance in a stock-for-stock transaction. Immediately thereafter, Home Savings Bank, a wholly owned subsidiary of United Community, will merge into First Federal. Under the terms of the merger agreement, shareholders of United Community will receive 0.3715 shares of First Defiance common stock for each share of United Community common stock. The transaction is expected to close early in the first quarter of 2020, subject to the approval of shareholders of both First Defiance and United Community, and regulatory approvals, and the satisfaction or waiver of other customary closing conditions.

On September 30, 2019, First Defiance, through First Federal, completed the acquisition of Strategic Investment Advisors, LLC (“SIA”), a financial advisory and brokerage firm. Located in Sylvania, Ohio, with assets under management of approximately $115 million and annual revenues of approximately $0.6 million, SIA will be added to First Federal’s Trust and Wealth Management platform. The total purchase price paid in cash is made up of the following: $1.6 million was paid at closing, and $400,000 at the end of a two-year earn-out based on the compound revenue growth over the performance period of SIA, for a total purchase price of $2.0 million. As of September 30, 2019, the Company recorded goodwill of $1.5 million and identifiable intangible assets of $500,000 consisting of a customer relationship intangible. The fair value estimates are preliminary and subject to revision until final values are determined by management, which is expected to occur by December 31, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this quarterly report and other publicly available documents, including the documents incorporated herein by reference, are not statements of historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “intend”, “plan”, “seek”, “believe”, “protect”, “estimate”, “likely”, “should”, or “continue” or the negative thereof or other variations thereon or comparable terminology, and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors, including those related to the proposed merger with United Community. The Company assumes no obligation to update any forward-looking statements.

Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures. The Company believes these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company. The Company monitors the non-GAAP financial measures and the Company’s management believes they are helpful to investors because they provide an additional tool to use in evaluating the Company’s financial and business trends and operating results. In addition, the Company’s management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analysis and for budgeting and planning purposes. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and nine month periods ended September 30, 2019 and 2018.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Net interest income (GAAP)	$28,892	$27,529	$86,151	$79,763
Add: FTE adjustment	239	257	735	746
Net interest income on a FTE basis (1)	$29,131	$27,786	$86,886	$80,509

Non-interest income-less securities gains/losses (2)	11,831	9,846	33,130	30,763
Non-interest expense (3)	23,203	22,286	72,304	68,202
Average interest-earning assets net of average
Unrealized gains/losses on securities (4)	2,979,238	2,757,967	2,921,521	2,713,659
Average interest-earning assets	2,985,498	2,754,561	2,923,809	2,710,998
Average unrealized gains/losses on securities	6,260	(3,406)	2,288	(2,661)

Ratios:
Net interest margin (1) / (4)	3.88%	4.00%	3.98%	3.97%
Efficiency ratio (3) / (1) + (2)	56.65%	59.22%	60.25%	61.29%

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of GAAP in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the 2018 Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the 2018 Form 10-K include the Allowance for Loan Losses, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2019.

General

First Defiance is a unitary thrift holding company that, through its subsidiaries, First Federal, First Insurance, and First Defiance Risk Management Inc. (collectively, “the Subsidiaries”), focuses on traditional banking and property, casualty, life and group health insurance products.

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

On September 9, 2019, First Defiance and United Community announced the signing of a definitive merger agreement under which United Community will merge into First Defiance in a stock-for-stock transaction. Immediately after the merger of First Defiance and United Community, Home Savings Bank, a wholly owned subsidiary of United Community, will merge into First Federal. Under the terms of the merger agreement, shareholders of United Community will receive 0.3715 shares of First Defiance common stock for each share of United Community common stock. The transaction is expected to close early in the first quarter of 2020, subject to the approval of shareholders of both First Defiance and United Community and regulatory approvals, and the satisfaction or waiver of other customary closing conditions.

On September 30, 2019, First Federal Bank completed the acquisition of Strategic Investment Advisors, LLC (“SIA”), a financial advisory and brokerage firm. Located in Sylvania, Ohio, with assets under management of approximately $115 million and annual revenues of approximately $0.6 million, SIA will be added to First Federal’s Trust and Wealth Management platform. The total purchase price paid in cash is made up of the following: $1.6 million was paid at closing, and $400,000 at the end of a two-year earn-out based on the compound revenue growth over the performance period of SIA, for a total purchase price of $2.0 million. As of September 30, 2019, total Company recorded goodwill of $1.5 million and identifiable intangible assets of $500,000 consisting a of customer relationship intangible. The fair value estimates are preliminary and subject to revision until final values are determined by management, which is expected to occur by December 31, 2019.

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

In order to be “well-capitalized,” a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of September 30, 2019, First Federal met the ratio requirements in effect to be deemed "well-capitalized."

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

First Defiance’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.”  Securities classified as available-for-sale may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet the Company’s liquidity needs. Securities classified as available-for-sale, which are stated at fair value, had a recorded value of $290.1 million at September 30, 2019. The available-for-sale portfolio included obligations of U.S. federal government corporations and agencies ($2.5 million), certain municipal obligations ($99.7 million), CMOs/REMICs ($92.8 million), corporate bonds ($13.0 million), and mortgage backed securities ($82.1 million). Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $481,000 at September 30, 2019.

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

Changes in Financial Condition

At September 30, 2019, First Defiance's total assets, deposits and stockholders’ equity amounted to $3.35 billion, $2.76 billion and $418.0 million, respectively, compared to $3.18 billion, $2.62 billion and $399.6 million, respectively, at December 31, 2018.

Net loans receivable (excluding loans held for sale) increased $123.3 million to $2.6 billion. The variance in loans receivable between September 30, 2019, and December 31, 2018, includes an increase of $65.3 million in construction loans, a $28.2 million increase in commercial loans, a $28.5 million increase in commercial real estate loans, a $7.7 million increase in residential loans and a $2.2 million increase in consumer loans. That growth was slightly offset by a $4.3 million decrease in home equity and improvement loans and a $2.4 million decrease in multi-family residential real estate loans.

The investment securities portfolio decreased $4.1 million to $290.5 million at September 30, 2019 from $294.6 million at December 31, 2018. The decrease is a result of $29.9 million of securities maturing or being called, $1.1 million net securities amortization and $783,000 of securities being sold during the first nine months of 2019. This was offset by $18.7 million of purchases of securities in the first three quarters of 2019 as well as a $9.1 million increase in the market value of available-for-sale securities during the period ended September 30, 2019.

Deposits increased $139.7 million from $2.62 billion at December 31, 2018, to $2.76 billion as of September 30, 2019. Interest bearing demand and money market deposits increased $83.7 million to $1.12 billion, retail time deposits increased $57.3 million to $737.7 million and savings deposits increased $1.8 million to $294.6 million. These increases were partially offset by a $3.1 million decrease in non-interest bearing demand deposits to $604.1 million.

Stockholders’ equity increased $18.5 million from $399.6 million at December 31, 2018, to $418.0 million at September 30, 2019. The increase in stockholders’ equity was primarily the result of recording net income of $36.9 million and $7.2 million in other comprehensive gain. The increase was partially offset by the repurchase of 515,977 shares of common stock totaling $15.1 million and $11.3 million of common stock dividends being paid.

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

	Three Months Ended September 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$2,624,314	$33,306	5.04%	$2,403,932	$29,397	4.85%
Securities (3)	293,876	2,169	2.99	286,507	2,308	3.16
Interest bearing deposits	55,393	312	2.23	49,734	275	2.19
FHLB stock	11,915	135	4.50	14,388	240	6.62
Total interest-earning assets	2,985,198	35,922	4.78	2,754,561	32,220	4.63
Non-interest-earning assets	317,515			304,664
Total assets	$3,303,013			$3,059,225

Interest-bearing liabilities:
Deposits	$2,129,306	$6,029	1.12%	$1,955,518	$3,753	0.76%
FHLB advances and other	85,339	431	2.00	77,719	342	1.75
Subordinated debentures	36,083	329	3.62	36,196	334	3.66
Securities sold under repurchase agreements	3,025	2	0.26	5,431	5	0.37
Total interest-bearing liabilities	2,253,753	6,791	1.20	2,074,864	4,434	0.85
Non-interest bearing deposits	589,326	-		558,190	-
Total including non-interest bearing demand deposits	2,843,079	6,791	0.95	2,633,054	4,434	0.67
Other non-interest-bearing liabilities	48,893			36,810
Total liabilities	2,891,972			2,669,864
Stockholders’ equity	411,041			389,361
Total liabilities and stock-Holders’ equity	$3,303,013			$3,059,225
Net interest income; interest rate spread		$29,131	3.58%		$27,786	3.78%
Net interest margin (4)			3.88%			4.00%
Average interest-earning assets to average interest-bearing liabilities			132%			133%

(1)	Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)	Annualized

(3)	Securities yield is annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.

(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Nine Months Ended September 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$2,567,646	$97,227	5.06%	$2,352,514	$83,633	4.75%
Securities (3)	296,312	6,961	3.14	276,745	6,637	3.21
Interest bearing deposits	47,360	857	2.42	66,283	945	1.91
FHLB stock	12,491	533	5.71	15,456	698	6.04
Total interest-earning assets	2,923,809	105,578	4.83	2,710,998	91,913	4.53
Non-interest-earning assets	312,865			307,634
Total assets	$3,236,674			$3,018,632

Interest-bearing liabilities:
Deposits	$2,094,693	$16,615	1.06%	$1,925,972	$9,508	0.66%
FHLB advances	68,920	1,011	1.96	74,634	943	1.69
Subordinated debentures	36,083	1,043	3.86	36,195	934	3.45
Securities sold under repurchase agreements	4,355	23	0.71	10,185	19	0.25
Total interest-bearing liabilities	2,204,051	18,692	1.13	2,046,986	11,404	0.74
Non-interest bearing deposits	584,923	-		552,554	-
Total including non-interest bearing demand deposits	2,788,974	18,692	0.90	2,599,540	11,404	0.59
Other non-interest-bearing liabilities	46,103			37,586
Total liabilities	2,835,077			2,637,126
Stockholders' equity	401,597			381,506
Total liabilities and stock-holders' equity	$3,236,674			$3,018,632
Net interest income; interest rate spread		$86,886	3.70%		$80,509	3.79%
Net interest margin (4)			3.98%			3.97%
Average interest-earning assets to average interest-bearing liabilities			133%			132%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)	Annualized

(3)	Securities yield represents annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.

(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

Results of Operations

Three Months Ended September 30, 2019 and 2018

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2019, was $13.2 million compared to net income of $11.3 million for the comparable period in 2018. On a per share basis, basic earnings per share were $0.67 and diluted earnings per common share were $0.66 for the three months ended September 30, 2019, compared to basic and diluted earnings per share of $0.55 for the quarter ended September 30, 2018.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $28.9 million for the quarter ended September 30, 2019, up from $27.5 million for the same period in 2018. The tax-equivalent net interest margin was 3.88% for the quarter ended September 30, 2019, a decrease from 4.00% for the same period in 2018. The decrease in margin between the 2019 and 2018 third quarters was primarily due to an increase in the cost of interest bearing liabilities. The yield on interest-earning assets was 4.78% for the quarter ended September 30, 2019, up 15 basis points from 4.63% for the same period in 2018. The cost of interest-bearing liabilities between the two periods increased 35 basis points to 1.20% in the third quarter of 2019 from 0.85% in the third quarter of 2018.

Total interest income increased $3.7 million to $35.7 million for the quarter ended September 30, 2019, from $32.0 million for the quarter ended September 30, 2018. This is due to continued solid loan growth in average earning assets year-over-year. Income from loans increased to $33.3 million for the quarter ended September 30, 2019, compared to $29.4 million for the same period in 2018 due to average loan growth of $220.4 million. The increase in the loan portfolio yield to 5.04% for the three months ended September 30, 2019 from 4.85% for the same period in 2018, was due mainly to increasing rates and management’s continued discipline on loan pricing. Interest income from investments decreased $125,000 in the third quarter of 2019 to $2.0 million. The yield decreased 17 basis points to 2.99% for the three months ended September 30, 2019, compared to 3.16% for the same period in 2018. Income from interest bearing deposits increased to $312,000 in the third quarter of 2019 compared to $275,000 for the same period in 2018 while income from FHLB stock decreased to $135,000 in the third quarter of 2019 compared to $240,000 for the same period in 2018.

Interest expense increased by $2.4 million in the third quarter of 2019 compared to the same period in 2018, to $6.8 million from $4.4 million. The cost of interest bearing liabilities increased 35 basis points from 0.85% at September 30, 2018 to 1.20% at September 30, 2019. Interest expense related to interest-bearing deposits was $6.0 million in the third quarter of 2019 compared to $3.8 million for the same period in 2018. Interest expense recognized by the Company related to FHLB advances was $431,000 in the third quarter of 2019 compared to $342,000 for the same period in 2018 as a result of both increased volumes and increased rates. Expenses on subordinated debentures and notes payable were $329,000 and $2,000 respectively in the third quarter of 2019 compared to $334,000 and $5,000 respectively for the same period in 2018.

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

The ALLL is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is impaired and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any SBA or Farm Service Agency guarantees. The specific reserve portion of the ALLL was $375,000 at September 30, 2019, and $595,000 at December 31, 2018.

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

The quantitative general allowance decreased $200,000 to $5.7 million at September 30, 2019, from $5.9 million at December 31, 2018.

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

The qualitative analysis indicated a general reserve of $24.1 million at September 30, 2019 compared to $21.8 million at December 31, 2018. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all loan segments increased in the first nine months of 2019, due to a slight increase in local unemployment levels and uncertainty in global economic conditions.

The environmental factors for the commercial real estate, commercial loan and construction loan segments increased in the first nine months of 2019, mainly due to increases in credit concentrations and deviations.

The risk factors for all loan segments decreased in the first nine months of 2019 due to favorable trends in non-performing assets.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.53% for construction loans to 1.45% for home equity and improvement loans at September 30, 2019.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs in the quarter, the Company’s provision for loan losses for the third quarter of 2019 was $1.3 million compared to $1.4 million for the same period in 2018. The ALLL was $30.3 million at September 30, 2019 and $28.3 million at December 31, 2018. The ALLL represented 1.13% of loans, net of undisbursed loan funds and deferred fees and costs, at September 30, 2019 and 1.12% at December 31, 2018. In management’s opinion, the overall ALLL of $30.3 million as of September 30, 2019, is adequate to cover probable incurred losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three and nine month periods ended September 30, 2019, there were write-downs of real estate held for sale in the amounts of $0 and $264,000, respectively. Management believes that the values recorded at September 30, 2019, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $37.3 million at September 30, 2019, compared to $50.8 million at December 31, 2018, a decrease of $13.5 million due to payoffs and upgrades of classified relationships during the first nine months of 2019.

First Defiance’s ratio of ALLL to non-performing loans was 206.1% at September 30, 2019, compared with 149.0% at December 31, 2018. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at September 30, 2019, are appropriate. Of the $14.7 million in non-accrual loans at September 30, 2019, $6.8 million or 46.1% are less than 90 days past due.

At September 30, 2019, First Defiance had total non-performing assets of $14.7 million, compared to $20.2 million at December 31, 2018. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at September 30, 2019, and December 31, 2018, by category were as follows:

Table 1 – Nonperforming Asset

	September 30,	December 31,
	2019	2018
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$3,009	$3,640
Non-residential and multi-family residential real estate	8,213	10,357
Commercial	2,969	4,500
Construction	-	-
Home equity and improvement	486	393
Consumer finance	-	126
Total non-performing loans	14,677	19,016

Real estate owned	-	1,205
Total repossessed assets	-	1,205

Total Nonperforming assets	$14,677	$20,221

TDR loans, accruing	$10,334	$11,573

Total nonperforming assets as a percentage of total assets	0.44%	0.64%
Total nonperforming loans as a percentage of total loans*	0.55%	0.75%
Total nonperforming assets as a percentage of total loans plus REO*	0.55%	0.80%
ALLL as a percent of total nonperforming assets	206.10%	140.11%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 0.55% of the total loans in that category at September 30, 2019, compared to 0.88% for the same category at December 31, 2018. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.57% of the total loans in this category at September 30, 2019, compared to 0.74% at December 31, 2018. Non-performing loans in the residential loan category represented 0.91% of the total loans in that category at September 30, 2019, compared to 1.13% for the same category at December 31, 2018.

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

The following table details net charge-offs and nonaccrual loans by loan type.

Table 2 – Net Charge-offs and Non-Accruals by Loan Type

	For the Nine Months Ended September 30, 2019		As of September 30, 2019
	Net			% of Total
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$81	(82.65)%	$3,009	20.50%
Construction	-	0.00%	-	0.00%
Multi-Family residential and Commercial real estate	(435)	443.88%	8,213	55.96%
Commercial	89	(90.82)%	2,969	20.23%
Consumer Finance	219	(223.47)%	-	0.00%
Home equity and improvement	(52)	53.06%	486	3.31%
Total	$(98)	100.00%	$14,677	100.00%

	For the Nine Months Ended September 30, 2018		As of September 30, 2018
	Net			% of Total
	Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$145	(57.54)%	$3,512	16.78%
Construction	-	0.00%	-	0.00%
Commercial real estate	925	(367.06)%	11,692	55.87%
Commercial	(1,491)	591.67%	5,129	24.51%
Consumer	107	(42.47)%	34	0.16%
Home equity and improvement	62	(24.60)%	562	2.68%
Total	$(252)	100.00%	$20,929	100.00%

Table 3 – ALLL Activity

	For the Quarter Ended
	3rd 2019	2nd 2019	1st 2019	4th 2018	3rd 2018
	(In Thousands)
Allowance at beginning of period	$28,934	$28,164	$28,331	$27,639	$27,321
Provision (credit) for loan losses	1,327	282	212	472	1,376
Charge-offs:
Residential	74	11	172	31	136
Construction	-	-	-	-	-
Multi-Family residential and Commercial real estate	-	15	-	30	1,048
Commercial	25	13	187	15	528
Consumer finance	80	33	142	105	25
Home equity and improvement	12	64	33	75	36
Total charge-offs	191	136	534	256	1,773
Recoveries	180	624	155	476	715
Net charge-offs	11	(488)	379	220	1,058
Ending allowance	$30,250	$28,934	$28,164	$28,331	$27,639

The following table sets forth information concerning the allocation of First Federal’s ALLL by loan categories at the dates indicated.

Table 4 – ALLL Allocation by Loan Category

	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,938	11.94%	$2,793	11.67%	$2,811	11.96%	$2,881	12.11%	$2,824	12.04%
Construction	1,103	11.13%	887	12.16%	731	11.32%	682	9.97%	615	10.54%
Multi-Family residential and Commercial real estate	16,195	51.70%	15,251	51.12%	15,069	51.87%	15,142	52.71%	14,680	52.39%
Commercial	7,888	19.43%	7,888	19.21%	7,276	18.95%	7,281	19.12%	7,161	18.81%
Consumer	374	1.32%	352	1.28%	349	1.27%	319	1.29%	288	1.25%
Home equity and improvement	1,752	4.48%	1,763	4.56%	1,928	4.63%	2,026	4.80%	2,071	4.97%
	$30,250	100.00%	$28,934	100.00%	$28,164	100.00%	$28,331	100.00%	$27,639	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	3rd Qtr 2019	2nd Qtr 2019	1st Qtr 2019	4th Qtr 2018	3rd Qtr 2018
Allowance for loan losses / loans*	1.13%	1.10%	1.10%	1.12%	1.13%
Allowance for loan losses / non-performing assets	206.10%	188.69%	151.53%	140.11%	122.27%
Allowance for loan losses / non-performing loans	206.10%	188.69%	159.61%	148.99%	132.06%
Non-performing assets / loans plus OREO*	0.55%	0.58%	0.73%	0.80%	0.92%
Non-performing assets / total assets	0.44%	0.47%	0.58%	0.64%	0.73%
Net charge-offs / average loans (annualized)	0.00%	(0.08)%	0.06%	(0.04)%	0.18%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $1.9 million in the third quarter of 2019 to $11.8 million from $9.9 million for the same period in 2018.

Service Fees. Service fees and other charges increased by $692,000 in the third quarter of 2019 compared to the same period in 2018. The increase is due primarily to an increase in commercial loan fees, including swap fee income of $589,000 in the third quarter of 2019 compared to $96,000 in the same period in 2018.

Overdrawn balances, net of an allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be non-interest income rather than interest income. Fee income recorded for the quarters ending September 30, 2019 and 2018 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $675,000 and $686,000, respectively. Accounts charged off are included in non-interest expense. The allowance for uncollectible overdrafts was $28,000 at September 30, 2019, $34,000 at December 31, 2018, and $21,000 at September 30, 2018.

Mortgage Banking Activity. Mortgage banking income increased to $2.8 million in the third quarter of 2019 from $1.9 million in the third quarter of 2018. As a result of higher origination volumes due to the current rate environment, gains from the sale of mortgage loans increased to $2.6 million in the third quarter of 2019 from $1.3 million in the third quarter of 2018. Mortgage loan servicing revenue increased to $1.0 million in the third quarter of 2019 compared to $0.9 million in the third quarter of 2018 and amortization of mortgage servicing rights increase to $579,000 from $340,000 in the third quarter of last year. First Defiance had a negative change in the valuation adjustment in mortgage servicing assets of $155,000 in the third quarter of 2019 compared with a positive adjustment of $8,000 in the third quarter of 2018.

Bank-Owned Life Insurance. Income from bank-owned life insurance was $783,000 for the third quarter of 2019 compared to $399,000 in the third quarter of 2018. This increase was primarily a result of $325,000 of death benefits received in the third quarter of 2019 whereas the third quarter of 2018 included no death benefit.

Other Non-Interest Income. Other non-interest income decreased to $320,000 in the third quarter of 2019 from the same period in 2018 due mainly to a decrease in the assets of the deferred compensation plan.

Non-Interest Expense.

Non-interest expense increased $0.9 million to $23.2 million for the third quarter of 2019 compared to $22.3 million for the same period in 2018. The increase is mainly attributable to the increase in compensation and benefits of $1.2 million further explained in the section below.

Compensation and Benefits. Compensation and benefits increased to $14.1 million in the third quarter of 2019, compared to $12.9 million in the third quarter of 2018. The increase in compensation and benefits from a year ago is mainly due to additions to staff to support growth strategies, merit increases, and higher medical benefit costs.

FDIC Insurance premium. FDIC insurance premiums were a credit of $255,000 in the third quarter of 2019 compared to an expense of $255,000 due to the receipt of small bank assessment credits.

Data Processing. Data processing cost was $1.7 million in the third quarter of 2019, a decrease of $0.5 million from $2.2 million in the third quarter of 2018. This is due to a renegotiated contract with the core service provider resulting in lower costs.

Acquisition Related Charges. There were $540,000 of merger-related cost for the pending merger with United Community in the third quarter of 2019 compared to none in the third quarter of 2018.

Nine Months Ended September 30, 2019 and 2018

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2019 was $36.9 million compared to income of $34.2 million for the same period in 2018. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2019 were $1.86 and $1.85, respectively, compared to basic and diluted earnings per common share of $1.68 and $1.67, respectively, for the same period in 2018.

Net Interest Income

Net interest income was $86.2 million for the first nine months of 2019 compared with $79.8 million in the first nine months of 2018. Average interest-earning assets increased to $2.92 billion in the first nine months of 2019 compared to $2.71 billion in the first nine months of 2018.

For the nine month period ended September 30, 2019, total interest income was $104.8 million compared to $91.2 million for the same period in 2018. Interest expense increased by $7.3 million to $18.7 million for the nine months ended September 30, 2019 compared to $11.4 million for the same period in 2018.

Net interest margin for the first nine months of 2019 was 3.98%, up 1 basis point from the 3.97% margin reported in the nine month period ended September 30, 2018.

Provision for Loan Losses

The provision for loan losses was $1.8 million for the nine months ended September 30, 2019, compared to $704,000 during the nine months ended September 30, 2018. Charge-offs as of the third quarter of 2019 were $861,000 and recoveries of previously charged off loans totaled $959,000 for net recoveries of $98,000. By comparison, $2.7 million of charge-offs were recorded in the same period of 2018 and $2.9 million of recoveries were realized for net recoveries of $252,000.

Non-Interest Income

Total non-interest income increased $2.3 million to $33.1 million for the nine months ended September 30, 2019 from $30.8 million recognized for the same period in 2018.

Service Fees. Service fees and other charges were $10.3 million for the first nine months of 2019, an increase of $573,000 from $9.8 million for the same period in 2018. The increase is due primarily to an increase in commercial loan fees, including swap fee income to $761,000 for the first nine months of 2019 compared to $228,000 in the same period in 2018.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $1.2 million to $6.8 million for the nine months ended September 30, 2019 from $5.6 million for the same period in 2018. Gains realized from the sale of mortgage loans increased $1.9 million to $5.7 million for the first nine months of 2019 from $3.7 million for the same period in 2018. Mortgage loan servicing revenue remained steady at $2.8 million in both the first nine months of 2019 and 2018. The Company recorded a negative valuation adjustment of $458,000 in the first nine months of 2019 compared to a positive adjustment of $91,000 in the first nine months of 2018.

Bank-Owned Life Insurance. Income from bank-owned life insurance was $1.7 million for the first nine months of 2019 compared to $1.4 million for the same period of 2018. This increase was primarily a result of $418,000 of death benefits received in 2019 compared to $168,000 for the same period in 2018.

Other Non-Interest Income. Other non-interest income for the first nine months of 2019 was $1.6 million, up from $1.1 million in the first nine months of 2018 primarily due to a $281,000 increase in the assets of the deferred compensation plan.

Non-Interest Expense

Non-interest expense was $72.3 million for the first nine months of 2019, up from $68.2 million for the same period in 2018.

Compensation and Benefits. Compensation and benefits increased to $42.5 million for the nine months ended September 30, 2019, compared to $39.0 million for the same period in 2018. The increase is mainly related to merit increases, additional increases to minimum pay levels, higher incentive compensation, increases to staff related to growth strategies and higher medical costs.

Occupancy. Occupancy expense increased by $500,000 to $6.8 million for the nine months ended September 30, 2019, compared to the same period in 2018. This can be attributed to continued growth strategies.

FDIC Insurance premium. FDIC insurance premiums were $276,000 for the first nine months of 2019 compared to $817,000 in the same period of 2018, due to the receipt of small bank assessment credits.

Acquisition Related Charges. There were $540,000 of merger-related cost for the pending merger with United Community in the first nine months of 2019 compared to none in the prior year.

Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017, establishing a new, flat corporate federal statutory income tax rate of 21% effective January 1, 2018.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 18.41% for the nine months ended September 30, 2019 compared to 18.09% for the same period in 2018. The tax rate is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $19.2 million of cash provided by operating activities during the first nine months of 2019. The Company's cash provided by operating activities primarily resulted from the origination of loans held for sale and net income mostly offset by the proceeds on the sale of loans.

At September 30, 2019, First Federal had $210.6 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $460.6 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $39.4 million of loans held-for-sale. First Federal believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Federal requires funds beyond its internal funding capabilities, advances from the FHLB and other financial institutions are available.

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

The Company met each of the well capitalized ratio guidelines at September 30, 2019. The following table indicates the capital ratios for First Defiance (consolidated) and First Federal at September 30, 2019, and December 31, 2018. (In Thousands):

September 30, 2019

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$313,906	10.62%	$132,968	4.5%	N/A	N/A
First Federal	$330,635	11.21%	$132,699	4.5%	$191,676	6.5%

Tier 1 Capital (1)
Consolidated	$348,906	10.91%	$127,881	4.0%	N/A	N/A
First Federal	$330,635	10.37%	$127,496	4.0%	$159,370	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$348,906	11.81%	$177,290	6.0%	N/A	N/A
First Federal	$330,635	11.21%	$176,932	6.0%	$235,909	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$379,156	12.83%	$236,387	8.0%	N/A	N/A
First Federal	$360,885	12.24%	$235,909	8.0%	$294,887	10.0%

(1)	Excludes capital conservation buffer of 2.50%.

(2)	Core capital is computed as a percentage of adjusted total assets of $3.20 billion for consolidated and $3.19 billion for First Federal, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.95 billion for consolidated and $2.95 billion for First Federal, respectively.

December 31, 2018

	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$303,860	11.00%	$124,339	4.5%	N/A	N/A
First Federal	$322,520	11.68%	$124,225	4.5%	$179,436	6.5%

Tier 1 Capital (2)
Consolidated	$338,860	11.14%	$121,716	4.0%	N/A	N/A
First Federal	$322,520	10.62%	$121,461	4.0%	$151,827	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$338,860	12.26%	$165,786	6.0%	N/A	N/A
First Federal	$322,520	11.68%	$165,633	6.0%	$220,844	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$367,191	13.29%	$221,048	8.0%	N/A	N/A
First Federal	$350,851	12.71%	$220,844	8.0%	$276,055	10.0%

(1)	Excludes capital conservation buffer of 1.875% as of December 31, 2018.
(2)	Core capital is computed as a percentage of adjusted total assets of $3.04 billion for consolidated and for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $2.76 billion for consolidated and for the Bank.

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

The table below presents, for the twelve months subsequent to September 30, 2019 and December 31, 2018, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of September 30, 2019, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2019, remained relatively stable for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2018.

Net Interest Income Sensitivity Profile

	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2019		December 31, 2018
Gradual Change in Interest Rates
+200	$2,902	2.49%	$1,910	1.61%
+100	1,484	1.27%	981	0.83%
-100	(2,624)	-2.25%	(2,025)	-1.71%
-200	(7,022)	-6.02%	(6,236)	-5.27%

Immediate Change in Interest Rates
+200	$6,086	5.21%	$3,424	2.89%
+100	3,199	2.74%	1,865	1.57%
-100	(5,534)	-4.74%	(5,057)	-4.27%
-200	(13,812)	-11.83%	(14,455)	-12.21%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Company’s Board mandated guidelines as of September 30, 2019, except for the down 200 basis points over the first twelve months in a dynamic and static shock balance sheet, the down 200 basis points over the cumulative 24 months in both a dynamic and static balance sheet and the down 100 basis points over the first twelve months in a dynamic ramp balance sheet. Management is reviewing the Board policy limits in all scenarios to determine if they are adequate and if so, any measures to be taken to bring the current results back into alignment with Board guidelines.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2019, and the year-ended December 31, 2018.

September 30, 2019
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	730,401	114,814	18.65%
+ 300 bp	710,758	95,171	15.46%
+ 200 bp	687,546	71,959	11.69%
+ 100 bp	657,249	41,662	6.77%
0 bp	615,587	-	-
- 100 bp	555,654	(59,934)	(9.74)%
- 200 bp	465,865	(149,723)	(24.32)%

December 31, 2018
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	751,259	66,752	9.75%
+ 300 bp	741,404	56,897	8.31%
+ 200 bp	729,505	44,998	6.57%
+ 100 bp	710,688	26,181	3.82%
0 bp	684,507	-	-
- 100 bp	642,625	(41,882)	(6.12)%
-200 bp	578,124	(106,383)	(15.54)%

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither First Defiance nor any of its subsidiaries is engaged in any legal proceedings of a material nature. However, on October 18, 2019 after the announcement of the merger with United Community, an action was filed on behalf of a purported class of United Community shareholders under the caption Parshall v. United Community Financial Corp. et al., Case No. 1:19-cv-01989, in the U.S. District Court for the District of Delaware against United Community, its directors, and First Defiance. The complaint contends, among other things, the disclosures contained in the joint proxy statement/prospectus filed with the SEC in connection with the proposed transaction were not adequate. The action seeks, among other things, to: (i) enjoin the defendants from consummating the merger unless and until the defendants disseminate revised disclosures; and (ii) recover damages in the event the merger is completed. The court has not acted on the complaints, and no relief has been granted as of this time. The defendants believe the claims are without merit and intend to defend against them.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended September 30, 2019.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, June 30, 2019				515,000
July 1 – July 31, 2019	-	$-	-	515,000
August 1 – August 31, 2019	-	-	-	515,000
September 1 – September 30, 2019	-	-	-	515,000
Total	-	$-	-	515,000

(1)	On May 23, 2019, the Company announced that its Board of Directors authorized a program for the repurchase of up to 5% of the outstanding common shares as of that date, or 500,000 shares. There is no expiration date for the repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of September 9, 2019, between First Defiance Financial Corp. and United Community Financial Corp. (certain schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K) (1)

Exhibit 3.1	Articles of Incorporation of First Defiance Financial Corp. (reflecting all amendments filed with the Ohio Secretary of State) [restated for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State] (2)

Exhibit 3.2	Code of Regulations of First Defiance Financial Corp. (reflecting all amendments) [restated for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State] (3)

Exhibit 10.1	Employment Agreement by and among First Defiance Financial Corp., First Federal Bank of the Midwest and Donald P. Hileman, dated September 9, 2019 (4)

Exhibit 10.2	Employment Agreement by and among First Defiance Financial Corp., First Federal Bank of the Midwest, and Gary M. Small, dated September 9, 2019. (4)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at September 30, 2019 and December 31, 2018; (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Nine Months ended September 30, 2019 and 2018; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2019 and 2018; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2019 and 2018; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K (File No. 000-26850), filed on September 10, 2019.

(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-234144), filed on September 10, 2019.

(3)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-234144), filed on September 10, 2019.

(4)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-26850), filed on September 10, 2019.

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: November 12, 2019	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and Chief Executive Officer

Date: November 12, 2019	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and Chief Financial Officer