Form 10-K
period 2019-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2020-03-16
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26850

FIRST DEFIANCE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (419) 782-5015

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	FDEF	The NASDAQ Stock Market
(Title of Class)	(Trading Symbol)	(Name of each exchange on which registered)

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

Large accelerated filer	☐	Accelerated filer	☒	Non accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of June 30, 2019, was approximately $552.2 million.

As of March 4, 2020, there were issued and outstanding 37,666,170 shares of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of the registrant’s shareholders.

First Defiance Financial Corp.

Annual Report on Form 10-K

PART I

Item 1. Business

First Defiance Financial Corp. (“First Defiance” or the “Company”) was incorporated in Ohio in June 1995 and is a financial holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal” or “the Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (collectively, “the Subsidiaries”), focuses on traditional banking and property, casualty, life and group health insurance products.

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

First Defiance's website, www.fdef.com, contains a hyperlink under the Investor Relations section to EDGAR, where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after First Defiance has filed the report with the U. S. Securities and Exchange Commission (“SEC”).

The Company’s principal executive offices are located at 601 Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

Recent Developments

On January 31, 2020, First Defiance completed its previously announced acquisition of United Community Financial Corp., an Ohio corporation (“UCFC”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 9, 2019, by and between First Defiance and UCFC. At the effective time of the merger (the “Merger”), UCFC merged with and into First Defiance, with First Defiance surviving the Merger.  Simultaneously with the completion of the Merger, First Defiance converted from a unitary thrift holding company to a bank holding company, making an election to be a financial holding company.

Immediately following the Merger, First Federal, acquired UCFC’s wholly owned bank subsidiary, Home Savings Bank.  Immediately prior to the merger of the banks, First Federal converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers.

At December 31, 2019, prior to the Merger, the Company had consolidated assets of $3.5 billion, consolidated deposits of $2.9 billion, and consolidated stockholders’ equity of $426.2 million. At December 31, 2019, UCFC reported consolidated assets of $2.9 billion, consolidated deposits of $2.3 billion, and consolidated stockholders’ equity of $332.1 million.

The remainder of this annual report on Form 10-K discusses the Company as it existed on December 31, 2019 (prior to the Merger), unless otherwise specifically indicated.

The Subsidiaries

The Company’s core business operations are conducted through its subsidiaries:

First Federal Bank of the Midwest:  First Federal was a federally chartered stock savings bank headquartered in Defiance, Ohio until the effective time of the Merger. At the effective time of the Merger, First Federal converted to an Ohio bank headquartered in Youngstown, Ohio.  At December 31, 2019, prior to the Merger, First Federal conducted operations through thirty-six full-service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Marion, Ottawa, Paulding, Putnam, Seneca, Williams, Wood, and Wyandot counties in northwest and central Ohio, three full-service banking center offices in Allen County in northeast Indiana, five full-service banking center offices in Lenawee County in southeast Michigan and one commercial loan production office in Ann Arbor, Michigan.

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

First Insurance Group of the Midwest:  First Insurance is a wholly-owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business throughout First Federal’s markets. The Maumee and Oregon, Ohio, offices were consolidated into a new office in Sylvania, Ohio, in January 2018.  First Insurance offers property and casualty insurance, life insurance and group health insurance.

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

Business Strategy

First Defiance’s primary objective is to be a high-performing, community-focused financial institution, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Mission & Vision and Core Values initiatives. First Defiance also has a tagline of “Better Together” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.  In the later part of 2017, the Company recognized the need to adapt its organization structure to meet certain future strategic objectives and to continue its past success.  The Company believes that fully utilizing the strengths of its leadership team and a structure that supports strategic initiatives will enhance its ability to achieve even more objectives in the future.  As such, in 2016, the Company redefined its market areas to support strategies to enhance processes and efficiencies to support overall growth.  That structure included three metro markets; Toledo, Ohio, Fort Wayne, Indiana, and Columbus, Ohio, and two legacy markets; Southern Market Area and Northern Market Area.  As a result of the Merger, the Company has added three new metro markets: the Mahoning Valley, Akron/Canton and Cleveland markets.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, as evidenced by the Merger. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well, and has been competing in for a long period of time, as well as surrounding market areas.

Securities

During 2019, First Defiance’s securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer, Controller, and the Chief Executive Officer can each approve transactions up to $3.0 million. Two of the three officers are required to approve transactions between $3.0 million and $5.0 million. All transactions in excess of $5.0 million must be approved by the Board of Directors.

First Defiance’s investment portfolio includes agency CMO issues totaling $82.1 million, all of which are fully amortizing securities.  Management does not believe the risks associated with any of its CMO investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2019.

First Defiance’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.”  Securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet the Company’s liquidity needs.

The carrying value of securities at December 31, 2019, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Rate %	Years	Rate %	Years	Rate %	Years	Rate %	Amount	Rate
	(Dollars in Thousands)
Mortgage-backed securities	$—	—	$18	4.23%	$443	5.27%	$86,772	3.09%	$87,233	3.10%
CMOs - residential	—	—	—	—	3,201	3.26%	78,919	3.27%	82,120	3.27%
U.S. government and federal agency obligations	—	—	519	2.00%	2,000	3.00%	—	—	2,519	2.79%
Obligations of states and political subdivisions	392	3.64%	10,156	3.34%	24,668	3.51%	55,017	3.42%	90,233	3.44%
Corporate bonds	5,000	2.78%	7,000	3.06%	—	—	—	—	12,000	2.94%
Total	$5,392		$17,693		$30,312		$220,708		$274,105
Unamortized premiums/ (discounts)									3,218
Unrealized gain on securities available for sale and unrecognized gain on held to maturity									6,125
Total									$283,448

The carrying value of investment securities is as follows:

	December 31
	2019	2018	2017
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$2,524	$2,503	$508
Obligations of state and political subdivisions	95,439	99,887	92,828
CMOs - residential, REMICS and mortgage-backed securities	173,384	178,880	154,210
Corporate bonds, trust preferred stock and preferred stock	12,101	12,806	13,104
Total	$283,448	$294,076	$260,650
Held-to-maturity securities:
Mortgage-backed securities	$—	$51	$68
Obligations of state and political subdivisions	—	475	580
Total	$—	$526	$648

For additional information regarding First Defiance’s investment portfolio, refer to Note 5 – Investment Securities to the Consolidated Financial Statements.

Interest-Bearing Deposits

The Company had $85.0 million and $43.0 million in overnight investments at the Federal Reserve at December 31, 2019 and 2018, respectively, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits at the FHLB of Cincinnati and other financial institutions amounting to $1.0 million and $1.7 million at December 31, 2019 and 2018, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2019, First Federal serviced loans totaling $1.5 billion in principal. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to, and then services for, Freddie Mac, Fannie Mae and FHLB.

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

Lending Activities

General – Financial institutions are limited in the amount of loans they may make to one borrower.  At December 31, 2019, First Federal’s limit on loans-to-one borrower was $55.0 million.

Loan Portfolio Composition – The net increase in net loans receivable over the prior year was $234.6 million for 2019, $189.7 million for 2018 and $407.4 million (including $285.4 million acquired from The Commercial Savings Bank (“CSB”), which the Company acquired through a merger that became effective on February 24, 2017) for 2017. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in the northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating rental property totaled $1.1 billion at December 31, 2019, which represents 38.4% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
1-4 family residential	$324,773	11.3%	$322,686	12.1%	$274,862	11.1%	$207,550	10.2%	$205,330	11.0%
Multi-family residential	270,839	9.4%	278,358	10.4%	248,092	10.1%	196,983	9.7%	167,558	9.0%
Commercial real estate	1,235,187	43.0%	1,126,452	42.3%	987,129	40.0%	843,579	41.5%	780,870	41.8%
Construction	305,305	10.6%	265,772	10.0%	265,476	10.8%	182,886	9.0%	163,877	8.7%
Total real estate loans	2,136,104	74.3%	1,993,268	74.8%	1,775,559	72.0%	1,430,998	70.4%	1,317,635	70.4%
Other:
Commercial	578,071	20.1%	509,577	19.1%	526,142	21.3%	469,055	23.0%	419,349	22.4%
Home equity and improvement	122,864	4.3%	128,152	4.8%	135,457	5.5%	118,429	5.8%	116,962	6.2%
Consumer finance	37,649	1.3%	34,405	1.3%	29,109	1.2%	16,680	0.8%	16,281	0.9%
	738,584	25.7%	672,134	25.2%	690,708	28.0%	604,164	29.7%	552,592	29.6%
Total loans	2,874,688	100.0%	2,665,402	100.0%	2,466,267	100.0%	2,035,162	100.1%	1,870,227	100.0%
Less:
Undisbursed loan funds	94,865		123,293		115,972		93,355		66,902
Net deferred loan origination fees	2,259		2,070		1,582		1,320		1,108
Allowance for loan losses	31,243		28,331		26,683		25,884		25,382
Net loans	$2,746,321		$2,511,708		$2,322,030		$1,914,603		$1,776,835

In addition to the loans reported above, First Defiance had $18.0 million, $6.6 million, $10.4 million, $9.6 million, and $5.5 million in loans classified as held for sale at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth the dollar amount of gross loans due after one year from December 31, 2019, which has fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)
Real estate	$733,880	$941,948	$1,675,828
Commercial	139,140	66,458	205,598
Other	31,990	2,119	34,109
	$905,010	$1,010,525	$1,915,535

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

The following table shows total loans originated, loan reductions, and the net increase in First Federal’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2019	2018	2017
	(In Thousands)
Loan originations:
1-4 family residential	$358,970	$282,109	$240,921
Multi-family residential	47,217	70,665	74,342
Commercial real estate	293,990	279,251	181,289
Construction	112,344	184,631	205,088
Commercial	251,951	186,943	219,588
Home equity and improvement	60,268	58,918	68,856
Consumer finance	18,505	22,260	15,185
Total loans originated	1,143,245	1,084,777	1,005,269
Loans acquired in acquisitions:	—	—	285,448
Loans purchased:	—	—	11,476
Loan payoffs, sales and repayments	(922,564)	(889,464)	(870,259)
Net increase in total loans and loans held for sale	$220,681	$195,313	$431,934

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2019, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
1-4 family residential real estate	$1,328	0.05%	$570	0.02%	$646	0.02%	$2,544	0.09%
Multi- family residential	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Commercial real estate	339	0.01%	172	0.01%	2,716	0.10%	3,227	0.12%
Construction	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Commercial	273	0.01%	206	0.01%	2,444	0.09%	2,923	0.11%
Home equity and improvement	956	0.03%	240	0.01%	39	0.00%	1,235	0.04%
Consumer finance	143	0.01%	64	0.00%	7	0.00%	214	0.01%
Total	$3,039	0.11%	$1,252	0.05%	$5,852	0.21%	$10,143	0.37%

Overall, the level of delinquencies at December 31, 2019, declined slightly from the levels at December 31, 2018, when First Defiance reported that 0.50% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 0.21% at December 31, 2019, from 0.32% at December 31, 2018. The level of total loans 60-89 days delinquent decreased to 0.03% at December 31, 2019, from 0.07% at December 31, 2018.  The level of loans that were 30 to 59 days past due increased to 0.11% at December 31, 2019, from 0.10% at December 31, 2018.  Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

Non-performing Assets – All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collectability of additional interest is not expected. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. First Defiance also places loans on non-accrual status when the loan is paying as agreed but the Company believes the financial condition of the borrower is such that this classification is warranted. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are generally applied to the outstanding principal balance but may be recorded as interest income, depending on the assessment of the ultimate collectability of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by allocating a portion of the allowance for loan losses on cash flow dependent loans and by charging off the deficiency on collateral dependent loans.  See Note 7 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2019, First Defiance recognized $264,000 of expense related to write-downs in value of real estate acquired by foreclosure or acquisition. The balance of real estate owned at December 31, 2019, was $100,000.  During 2018, there was $552,000 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition.  The balance of real estate owned at December 31, 2018 was $1.2 million.  The decline in real estate owned is a result of the sale of properties held by the Company.

As of December 31, 2019, First Defiance’s total non-performing loans amounted to $13.4 million or 0.49% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $19.0 million or 0.75% of total loans, at December 31, 2018.  Non-performing loans are loans which are more than 90 days past due or on non-accrual.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Non-performing loans:
1-4 family residential real estate	$2,411	$3,640	$3,037	$2,928	$2,610
Multi-family residential real estate	—	102	128	2,639	2,419
Commercial real estate	7,609	10,255	18,091	6,953	7,429
Commercial	2,961	4,500	8,841	1,007	3,078
Home equity and improvement	449	393	590	730	689
Consumer finance	7	126	28	91	36
Total non-performing loans	13,437	19,016	30,715	14,348	16,261
Real estate owned	100	1,205	1,532	455	1,321
Total repossessed assets	100	1,205	1,532	455	1,321
Total non-performing assets	$13,537	$20,221	$32,247	$14,803	$17,582
Restructured loans, accruing	$8,486	$11,573	$13,770	$10,544	$11,178
Total non-performing assets as a percentage of total assets	0.39%	0.64%	1.08%	0.60%	0.77%
Total non-performing loans as a percentage of total loans*	0.49%	0.75%	1.31%	0.74%	0.90%
Total non-performing assets as a percentage of total loans plus OREO*	0.49%	0.80%	1.37%	0.76%	0.97%
Allowance for loan losses as a percent of total non-performing assets	230.80%	140.11%	82.75%	174.86%	144.36%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

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

At December 31, 2019, First Defiance’s allowance for loan losses totaled $31.2 million compared to $28.3 million at December 31, 2018. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Allowance at beginning of year	$28,331	$26,683	$25,884	$25,382	$24,766
Provision for credit losses	2,905	1,176	2,949	283	136
Charge-offs:
1-4 family residential real estate	(515)	(261)	(279)	(350)	(282)
Commercial real estate and multi-family	(148)	(1,387)	(429)	(92)	(468)
Commercial	(528)	(724)	(2,301)	(615)	(68)
Consumer finance	(289)	(233)	(139)	(94)	(53)
Home equity and improvement	(245)	(269)	(301)	(268)	(350)
Total charge-offs	(1,725)	(2,874)	(3,449)	(1,419)	(1,221)
Recoveries	1,732	3,346	1,299	1,638	1,701
Net (charge-offs) recoveries	7	472	(2,150)	219	480
Ending allowance	$31,243	$28,331	$26,683	$25,884	$25,382
Allowance for loan losses to total non-performing loans at end of year	232.51%	148.99%	86.87%	180.40%	156.09%
Allowance for loan losses to total loans at end of year*	1.12%	1.12%	1.14%	1.33%	1.41%
Net charge-offs (recoveries) for the year to average loans	0.00%	-0.02%	0.10%	-0.01%	-0.03%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses increased in 2019 from the previous year due to growth in the loan portfolio and improving credit quality.  Management feels that the level of the allowance for loan losses at December 31, 2019, is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition” above.

	December 31
	2019		2018		2017		2016		2015
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	67
1-4 family residential	$2,867	11.3%	$2,881	12.1%	$2,532	11.1%	$2,627	10.2%	$3,212	11.0%
Multi-family residential real estate	2,939	9.4%	3,101	10.4%	2,702	10.1%	2,228	9.7%	2,151	9.0%
Commercial real estate	13,363	43.0%	12,041	42.3%	10,354	40.0%	10,625	41.5%	11,772	41.8%
Construction	996	10.6%	682	10.0%	647	10.8%	450	9.0%	517	8.7%
Commercial loans	9,003	20.1%	7,281	19.1%	7,965	21.3%	7,361	23.0%	5,192	22.4%
Home equity and improvement loans	1,700	4.3%	2,026	4.8%	2,255	5.5%	2,386	5.8%	2,270	6.2%
Consumer loans	375	1.3%	319	1.3%	228	1.2%	207	0.8%	171	0.9%
	$31,243	100.0%	$28,331	100.0%	$26,683	100.0%	$25,884	100.0%	$25,285	100.0%

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

To supplement its funding needs, First Defiance also has the ability to utilize the national market for certificates of deposit. First Defiance has used these deposits in the past and could in the future if necessary.  First Defiance had no national market certificates of deposit as of December 31, 2019 or 2018.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$594,785	—	$562,439	—	$528,926	—
Interest-bearing demand deposits	1,111,532	0.69%	1,026,383	0.27%	955,248	0.18%
Savings deposits	299,040	0.05%	297,492	0.04%	284,814	0.04%
Time deposits	711,867	2.08%	621,239	1.78%	530,414	1.33%
Totals	$2,717,224	0.83%	$2,507,553	0.56%	$2,299,402	0.38%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2019 (In Thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2020	$15,844
June 30, 2020	23,827
September 30, 2020	20,462
December 31, 2020	10,785
After December 31, 2020	36,617
Total retail certificates of deposit with balances $250,000 or greater	$107,535

The following table details the deposit accrued interest payable as of December 31:

	2019	2018
	(In Thousands)
Interest-bearing demand deposits and money market accounts	$85	$52
Certificates of deposit	330	314
	$415	$366

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

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	Years Ended December 31
	2019	2018	2017
	(Dollars in Thousands)
Long-term:
FHLB advances	$85,063	$60,189	$84,279
Weighted average interest rate	2.00%	1.68%	1.55%
Short-term:
FHLB advances	$—	$25,000	$—
Weighted average interest rate	—	2.45%	—
Securities sold under agreements to repurchase	$2,999	$5,741	$26,019
Weighted average interest rate	0.24%	0.31%	0.20%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2019	2018	2017
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$85,178	$84,306	$105,214
Average balance	71,319	67,365	102,115
Weighted average interest rate	1.98%	1.75%	1.44%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2019	2018	2017
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$20,000	$40,000	$—
Average balance	1,694	6,082	44
Weighted average interest rate	2.45%	1.33%	0.80%
Securities sold under agreement to repurchase:
Maximum balance	$6,402	$5,741	$26,019
Average balance	3,587	8,911	23,337
Weighted average interest rate	0.29%	0.26%	0.23%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2019, there was $85.1 million outstanding under various FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2019 and 2018, no outstanding balances existed under First Defiance’s short-term Cash Management Advance Line of Credit.  The total available under the Cash Management Advance Line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available.  There was nothing drawn on this line at December 31, 2019 while $25.0 million was drawn at December 31, 2018.  Amounts are generally borrowed under these lines on an overnight basis. First Defiance’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2019, First Defiance had additional borrowing capacity with the FHLB of $744.8 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and was in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $11.9 million at December 31, 2019, and $14.2 million at December 31, 2018.  First Federal held stock of the FHLB of Indianapolis of $2,400 at December 31, 2019, and $2,500 at December 31, 2018.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act of 1977, as amended (the “CRA”) and its record of lending to first-time homebuyers.

For additional information regarding First Defiance’s FHLB advances and other debt see Notes 12 and 14 to the Consolidated Financial Statements.

Subordinated Debentures – In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%.  The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.39% and 4.29% as of December 31, 2019 and 2018, respectively.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 3.27% and 4.17% as of December 31, 2019 and 2018, respectively.

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

Employees

First Defiance had 699 employees at December 31, 2019. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it maintains good relationships with its personnel.

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

Regulation

General – First Defiance is subject to regulation examination and oversight by the Federal Reserve Board (“Federal Reserve”).  At December 31, 2019, First Federal was subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”). As a result of the Merger, First Federal converted to an Ohio bank and became subject to regulation, examination and oversight by the Ohio Division of Financial Institutions (“ODFI”) instead of the OCC.  Its primary federal regulator is the FDIC.  In addition, First Federal is subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”) which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations.  Prior to the Merger, First Defiance and First Federal were required to file periodic reports with the Federal Reserve and the OCC (OCC filings ceased at the time of the Merger) and examinations were conducted periodically by the Federal Reserve, the OCC and the FDIC to determine whether First Defiance and First Federal were in compliance with various regulatory requirements and are operating in a safe and sound manner. As a result of the Merger, First Federal will be subject to examination by the ODFI in lieu of the OCC.

First Defiance is also subject to various Ohio laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

Holding Company Regulation – At December 31, 2019, First Defiance was a unitary thrift holding company.  In connection with the Merger, First Defiance converted to a bank holding company and elected to become a financial holding company. First Defiance is subject to the requirements of the Bank Holding Company Act of 1956, as amended (“BHC Act”), and examination and regulation by the Federal Reserve. The Federal Reserve has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including its banking subsidiaries). In general, the Federal Reserve may initiate enforcement action for violations of laws and regulations and unsafe or unsound practices.

A bank holding company is required to serve as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks.  The Federal Reserve may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders of the bank holding company if the Federal Reserve believes the payment would be an unsafe or unsound practice. The Federal Reserve also requires bank holding companies to provide advance notification of planned dividends under certain circumstances.

The BHC Act requires the prior approval of the Federal Reserve in any case where a bank holding company proposes to: acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it; acquire all or substantially all of the assets of another bank or bank holding company; or merge or consolidate with any other bank holding company.

In order to become a financial holding company, all of a bank holding company’s subsidiary depository institutions must be well capitalized and well managed under federal banking regulations, and such depository institutions must have received a rating of at least satisfactory under the CRA.  In addition, the holding company must be well managed and must be well capitalized.

Financial holding companies may engage in a wide variety of financial activities, including any activity that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities, and any activity that the Federal Reserve determines to be complementary to a financial activity and which does not pose a substantial safety and soundness risk.  These activities include securities underwriting and dealing activities, insurance and underwriting activities and merchant banking/equity investment activities.  Because it has authority to engage in a broad array of financial activities, a financial holding company may have several affiliates that are functionally regulated by financial regulators other than the Federal Reserve, such as the SEC and state insurance regulators.

If a financial holding company or a subsidiary bank fails to meet the requirements for the holding company to remain a financial holding company, the financial holding company must enter into a written agreement with the Federal Reserve within 45 days to comply with all applicable capital and management requirements. Until the Federal Reserve determines that the holding company and its subsidiary banks meet the requirements, the Federal Reserve may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve finds to be appropriate or consistent with federal banking laws. If the deficiencies are not corrected within 180 days, the financial holding company may be required to divest ownership or control of all banks. If restrictions are imposed on the activities of the holding company, such restrictions may not be made publicly available pursuant to confidentiality regulations of the banking regulators.

Regulation of Ohio State Chartered Banks – As an Ohio state-chartered bank, First Federal is supervised and regulated primarily by the ODFI and the Federal Reserve.  In addition, First Federal’s deposits are insured up to applicable limits by the FDIC, and First Federal will be subject to the applicable provisions of the Federal Deposit Insurance Act, as amended, and certain other regulations of the FDIC.

Various requirements and restrictions under the laws of the United States and the State of Ohio will affect the operations of First Federal, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, limitations on branching and increasingly extensive consumer protection laws and regulations.

Economic Growth, Regulatory Relief and Consumer Protection Act - On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law. The Regulatory Relief Act repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including First Defiance, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including First Defiance, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

Regulatory Capital Requirements and Prompt Corrective Action – The federal banking regulators have adopted risk-based capital guidelines for financial institutions and their holding companies, as well as state member banks. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and incentivizes holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard,” published by the Basel Committee on Banking Supervision.  New capital rules applicable to smaller banking organizations (the “Basel III Capital Rules”) which also implement certain of the provisions of the Dodd-Frank Act became effective commencing on January 1, 2015.  Compliance with the new minimum capital requirements was required effective January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.

The Basel III Capital Rules include (a) a minimum common equity tier 1 (“CET1”) capital ratio of 4.5%, (b) a minimum tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio of 4%.

Common equity for the CET1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the CET1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not otherwise permitted), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.

The deductions from CET1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).

Under the guidelines, capital is compared to the relative risk included in the balance sheet.  To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of CET1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.  The capital conservation buffer was fully phased in effective January 1, 2019 at 2.5%.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital of at least 8.0% and a leverage ratio of at least 5.0%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  As of December 31, 2019, First Federal met the capital ratio requirements to be deemed "well-capitalized" according to the guidelines described above. See Note 17 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.

The following table sets forth the amounts and percentage levels of regulatory capital of First Defiance and First Federal, the minimum amounts required for each of First Defiance and First Federal, and the amounts required for First Federal to be deemed well capitalized under the prompt corrective action system, all as of December 21, 2019. (Dollars in Thousands):

	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$322,813	10.60%	$137,001	4.5%	N/A	N/A
First Federal	$335,251	11.03%	$136,752	4.5%	$197,531	6.5%
Tier 1 Capital (2)
Consolidated	$357,813	10.78%	$132,805	4.0%	N/A	N/A
First Federal	$335,251	10.13%	$132,435	4.0%	$165,544	5.0%
Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$357,813	11.75%	$182,667	6.0%	N/A	N/A
First Federal	$335,251	11.03%	$182,336	6.0%	$243,114	8.0%
Total Capital (to Risk Weighted Assets) (2)
Consolidated	$389,056	12.78%	$243,556	8.0%	N/A	N/A
First Federal	$366,494	12.06%	$243,114	8.0%	$303,893	10.0%

(1)	Excludes capital conservation buffer of 2.50% as of December 31, 2019.
(2)

Core capital is computed as a percentage of adjusted total assets of $3.32 billion for consolidated and $3.31 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $3.04 billion for consolidated and for the Bank.

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard).  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day‑one adverse effects on regulatory capital that may result from the adoption of the CECL model.

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including First Federal, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks meet certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it has less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%. The final rule adopts tier 1 capital and the existing leverage ratio into the CBLR framework.  The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and CECL methodology transitions rules as of the compliance dates of those rules.  Qualifying institutions that elect to use the CBLR framework (each, a “CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk‑based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well‑capitalized ratio requirements.  CBLR Banks will not be required to calculate or report risk‑based capital. A CBLR Bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk‑based capital rule.

Dividends – Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $36.0 million in dividends to First Defiance in 2019 and $22.0 million in 2018. Generally, First Federal may not pay dividends to First Defiance in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year-to-date net profits without the approval of the OCC.  First Insurance paid $1.2 million in dividends to First Defiance in 2019 and $1.6 million in dividends in 2018.  First Defiance Risk Management paid $1.4 million in dividends to First Defiance in 2019 and $950,000 in dividends in 2018.

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

Transactions with Insiders and Affiliates – Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act, as amended (“FRA”) and the Federal Reserve’s Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with the savings association. First Defiance, First Defiance Risk Management and First Insurance are affiliates of First Federal.

Deposit Insurance – The FDIC maintains the Deposit Insurance Fund (“DIF’), which insures the deposit accounts of First Federal to the maximum amount provided by law.  The general insurance limit is $250,000 per separately insured depositor.  This insurance is backed by the full faith and credit of the U. S. government.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally-insured institutions.  It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC.

The FDIC assesses a quarterly deposit insurance premium on each insured institution quarterly based on risk characteristics of the institution.  The FDIC may also impose a special assessment in an emergency situation.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reached 1.35% and provided assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The DRR reached 1.35% at September 30, 2018.  As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. These credits may be applied beginning in the quarterly assessment period in which the DRR reached a minimum of 1.38%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in September 2019. The Financing Corporation has projected that the final assessment will be collected on the March 29, 2019 FDIC invoice.

Consumer Protection Laws and Regulations – Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations.  Potential penalties under these laws include, but are not limited to, fines.  The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services.  The CFPB has adopted numerous rules with respect to consumer protection laws and has commenced related enforcement actions.  The following are just a few of the consumer protection laws applicable to First Federal:

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

In October 2017, the CFPB issued a final rule (the “Payday Rule”) to establish regulations for payday loans, vehicle title loans, and certain high-cost installment loans. The Payday Rule addressed two discrete topics. First, it contained a set of provisions with respect to the underwriting of certain covered loans and related reporting and recordkeeping requirements (the “Mandatory Underwriting Provisions”). Second, it contained a set of provisions establishing certain requirements and limitations with respect to attempts to withdraw payments from consumers’ checking or other accounts and related recordkeeping requirements (the “Payment Provisions”). The Payday Rule became effective on January 16, 2018. However, most provisions had a compliance date of August 19, 2019.

On February 6, 2019, the CFPB proposed delaying the August 19, 2019, compliance date for the Mandatory Underwriting Provisions to November 19, 2020. The CFPB proposed in a separate notice to rescind the Mandatory Underwriting Provisions.

On June 6, 2019, the CFPB issued a final rule delaying the compliance date for most Mandatory Underwriting Provisions until November 19, 2020. However, the final rule did not delay the compliance date for the Payment Provisions. The Company does not expect the Payday Rule to have a material effect on its financial condition or results of operations on a consolidated basis.

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

In May 2016, the federal bank regulatory agencies approved a joint notice of proposed rules (the “Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions.  The Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more.  For all covered institutions, including “Level 3” institutions like First Defiance (those institutions with consolidated assets of at least $1 billion but less than $50 billion), the proposed rule would:

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

Patriot Act – In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the “Patriot Act”) was signed into law in October 2001.  The Patriot Act gives the U. S. government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the Patriot Act and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  First Federal has established policies and procedures that it considers to be in compliance with the requirements of the Patriot Act.

Volcker Rule – The Volcker Rule, which became effective under the Dodd-Frank Act in 2015 prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds.  On July 9, 2019, the five federal agencies that adopted the Volcker Rule issued a final rule to exempt certain community banks, including First Federal, from the Volcker Rule, consistent with the Regulatory Relief Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets are excluded from the restrictions of the Volcker Rule. Further, the Volcker Rule does not impact the operations of First Defiance or its subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule and banks under $10.0 billion in assets are exempted from the Volcker Rule provisions.

Office of Foreign Assets Control Regulation – The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. First Defiance is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Cybersecurity – In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If First Defiance fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. First Defiance expects this trend of state-level activity in those areas to continue and is continually monitoring developments in the states in which its customers are located.

In the ordinary course of business, First Defiance relies on electronic communications and information systems to conduct its operations and to store sensitive data. First Defiance employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. First Defiance employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of First Defiance’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, First Defiance has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, First Defiance’s systems and those of its customers and third-party service providers are under constant threat and it is possible that First Defiance could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

First Defiance’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services First Defiance offers, is highly dependent upon the business environment in the markets where the Company operates, mainly in the State of Ohio, Northeast Indiana and Southeast Michigan. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.  Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from a significant renegotiation of trade agreements, trade wars, the election of a new U. S. President in 2020, and other factors beyond First Defiance’s control may adversely affect its deposit levels and composition, the quality of its assets including investment securities available for purchase, demand for loans, the ability of its borrowers to repay their loans and the value of the collateral securing the loans it makes.  Because First Defiance has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and First Defiance’s ability to sell the collateral upon foreclosure.

Recent political developments have resulted in substantial changes in economic and political conditions for the U. S. and the remainder of the world.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the U. S.  While these changes do not have a direct, immediate impact on First Defiance’s financial performance, we cannot predict how the change in the political climate will affect the economy and First Defiance’s performance in the future.

The outbreak of the novel coronavirus (“COVID-19”), or an outbreak of other highly infectious or contagious diseases, could adversely impact certain industries in which First Defiance’s customers operate and impair their ability to fulfill their obligations to First Defiance. Further, the spread of the outbreak could cause severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which First Defiance operates and could potentially create widespread business continuity issues for First Defiance.

First Defiance’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The spread of highly infectious or contagious diseases could cause severe disruptions in the U.S. economy which could disrupt the Company’s operations and if the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses or a disruption in the services provided by First Defiance’s vendors.  Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy.  The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions.  If any of these vendors are unable to continue to provide First Defiance with these services, it could negatively impact the Company’s ability to serve its customers.  Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company.  The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

First Defiance’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2019, First Federal’s portfolio of commercial real estate loans totaled $1.5 billion, or approximately 52.4% of total loans.  First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding.  As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans.  Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flows and market values of the affected properties.

At December 31, 2019, First Federal’s portfolio of commercial loans totaled $578.1 million, or approximately 20.1% of total loans.  Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

The amount of future losses also is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond management's control, and these losses may exceed current estimates.  Further, federal regulatory agencies, as an integral part of their examination process, review First Defiance's loans and allowance for loan losses and may require that First Defiance increase its allowance. Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance, which became effective for First Defiance in the first quarter of 2020.  That accounting change exposes First Defiance to increased risk of failure to establish a sufficient allowance and the possibility that First Defiance will need to increase its allowance substantially through an increase to the provision for loan losses, which will adversely affect First Defiance's net income.

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

First Defiance’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond First Defiance’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest First Defiance receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect First Defiance’s ability to originate loans and obtain deposits, the fair value of First Defiance’s financial assets and liabilities, and the average duration of certain assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, First Defiance’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages.  All investment securities are subject to changes in market value due to changing interest rates and implied credit spreads. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on First Defiance’s results of operations and financial condition.

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

The financial services industry is extensively regulated.  First Defiance is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the DIF and the banking system as a whole, and not to benefit First Defiance’s shareholders. Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact First Defiance and its ability to increase the value of its business, possibly limiting the services it provides, increasing the potential for competition from non-banks, or requiring it to change the way it operates.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution, the adequacy of an institution’s allowance for loan losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies against First Defiance could cause it to devote significant time and resources to defending its business and may lead to penalties that materially affect First Defiance and its shareholders. Even the reduction of regulatory restrictions could have an adverse effect on First Defiance and its shareholders if such lessening of restrictions increases competition within First Defiance’s industry or market area.

First Defiance is currently assessing the expected effect of the Payday Rule on First Federal’s business and on First Defiance’s financial condition and results of operations.  The costs of complying with this regulation or a determination to discontinue certain types of consumer lending in light of the expense of compliance could have an adverse effect on the financial conditions and results of operations of First Defiance. The impact of this rule on First Federal, both with and without the proposed amendments, is estimated to be minimal.

In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market could negatively affect First Defiance’s ability to sell loans.

Although it is impossible for First Defiance to predict at this time what changes in laws and regulations will be implemented and the effect they will have on First Defiance and the rest of its industry, it is possible that First Defiance’s revenue could decrease, our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital.  First Defiance’s operating and compliance costs could also increase and could adversely affect its financial condition and results of operations.

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

First Defiance’s principal sources of liquidity are local deposits and wholesale funding sources such as FHLB advances, Federal Funds purchased, securities sold under repurchase agreements, and brokered or other out-of-market certificate of deposit purchases.  First Defiance also maintains a portfolio of securities that can be used as a secondary source of liquidity.  First Defiance’s access to funding sources in amounts adequate to finance or capitalize its activities or on terms that are acceptable could be impaired by factors that affect First Defiance directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

Integrating First Defiance and UCFC after the Merger may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

Although the Merger closed on January 31, 2020, the integration of First Defiance and UCFC is an ongoing process.  First Defiance’s ability to successfully combine and integrate the businesses of First Defiance and UCFC in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers is a risk. It is possible that the integration process could result in inconsistencies in standards, controls, procedures and policies that adversely affect First Defiance’s ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits and cost savings of the Merger. Further, First Defiance is dependent upon several outside vendors to make the integration successful.  If such vendors are unable to meet their obligations to First Defiance, including because of any issues related to COVID-19, such failure could result impede a successful integration.  If First Defiance experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated.

Competition affects First Defiance’s earnings.

First Defiance’s continued profitability depends on its ability to continue to effectively compete to originate loans and attract and retain deposits.  Competition for both loans and deposits is intense in the financial services industry.  The Company competes in its market area by offering superior service and competitive rates and products.  The type of institutions First Defiance competes with include large regional commercial banks, smaller community banks, savings institutions, mortgage banking firms, credit unions, finance companies, brokerage firms, insurance agencies and mutual funds.  As a result of their size and ability to achieve economies of scale, certain of First Defiance’s competitors can offer a broader range of products and services than the Company can offer. In addition, the OCC announced in 2018 that it would start accepting applications for bank charters from nondepository financial technology companies engaged in banking activities, which has added to the number of parties with whom the Company competes.  Further, technological advances allow consumers to pay bills and transfer funds electronically without banks.  Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches.  To stay competitive in its market area, First Defiance may need to adjust the interest rates on its products to match rates of its competition, which could have a negative impact on net interest margin.

First Defiance is at risk of increased losses from fraud.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques.  In some cases, these individuals are part of larger criminal rings, which allow them to be more effective.  Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud.  An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud.  Further, in addition to fraud committed directly against it, First Defiance may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

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

First Defiance’s employees handle a significant amount of funds, as well as financial and personal information.  First Defiance also depends upon third-party vendors who have access to funds and personal information about customers.  Cybersecurity breaches of other companies, such as the breach of the systems of a credit bureau, may result in criminals using personal information obtained from such other source to impersonate a customer of First Defiance and obtain funds from customer accounts.  Further, First Defiance may be affected by data breaches at retailers and other third parties who participate in data interchanges with First Defiance’s customers that involve the theft of customer credit and debit card data, which may include the theft of debit card personal identification numbers and commercial card information used to make purchases at such retailers and other third parties.  Such data breaches could result in First Defiance incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on First Defiance’s results of operations.

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

First Defiance is a separate legal entity from First Federal and does not have significant operations of its own.  Dividends from First Federal provide a significant source of capital for First Defiance.  The availability of dividends from First Federal is limited by various statutes and regulations. The federal and state banking regulators require that insured financial institutions and their holding companies should generally only pay dividends out of current operating earnings.  It is possible, depending upon the financial condition of First Federal and other factors, that First Federal’s primary regulator could assert that the payment of dividends or other payments by First Federal are an unsafe or unsound practice.  In the event First Federal is unable to pay dividends to First Defiance, First Defiance may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock.  Consequently, the potential inability to receive dividends from First Federal could adversely affect First Defiance’s business, financial condition, results of operations or prospects.

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

LIBOR is used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  In 2017, the United Kingdom’s Financial Conduct Authority announced that in 2021 it would no longer compel banks to submit rates required to calculate LIBOR.  Therefore, it is uncertain at this time to what extent banks will continue to provide submissions for the calculation of LIBOR after 2021.

As a result of this announcement, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified and recommended alternatives for LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR) and proposed implementations of the recommended alternatives in floating rate instruments, including loans and derivatives.  It is currently unknown whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what effect of their implementation may have on the markets for floating-rate financial instruments. Any discontinuance, modification, alternative reference rates or other reforms may adversely affect interest rates on our current or future indebtedness and other financial instruments.

First Federal has a significant number of loans, derivative contracts, borrowings and other financial instruments, and continues to enter into loans, derivatives contracts, borrowings and other financial instruments, with attributes that are directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk for First Defiance. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR.  The transition will change First Defiance’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.  Further, First Defiance’s failure to adequately manage this transition process with its customers could adversely impact its reputation. Although First Defiance is currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could have an adverse effect on its business, financial condition and results of operations.

First Defiance may be the subject of litigation, which would result in legal liability and damage to its business and reputation.

From time to time, First Defiance and its subsidiaries may be subject to claims or legal action from customers, employees or others. Financial institutions like First Defiance are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. First Defiance is also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding its businesses. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other financial institutions, First Defiance is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against First Defiance could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2019, First Federal conducted its business from its main office at 601 Clinton St., Defiance, Ohio, and 44 other full-service banking centers in northwest and central Ohio, northeast Indiana and southeast Michigan as well as a loan production office in southeast Michigan.  First Insurance conducted its business primarily from nine offices in northwest Ohio.

First Defiance maintained its headquarters in the main office of First Federal at 601 Clinton St., Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management were headquartered in an operations center located at 25600 Elliott Rd., Defiance, Ohio.  As a result of the Merger, First Defiance acquired UCFC’s headquarters at 275 West Federal Street, Youngstown, Ohio, which is now owned by First Defiance. This location is now the headquarters for First Federal.

The information contained in Note 9 to the consolidated financial statements titled Premises and Equipment is incorporated herein by reference.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The NASDAQ Global Select Market under the symbol “FDEF.” As of January 31, 2020, the Company had approximately 2,310 shareholders of record.

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common shares and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2014, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Regulation section in Item 1 above. For further information, see Note 17 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
First Defiance Financial Corp.	100.00	113.29	155.51	162.46	156.63	206.80
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75
SNL Midwest Thrift	100.00	122.45	147.45	140.23	128.00	169.21

The following table provides information regarding First Defiance’s purchases of its common shares during the fourth quarter period ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2019	—	$—	—	500,000
November 1 – November 30, 2019	—	—	—	500,000
December 1 – December 31, 2019	—	—	—	500,000
Total	—	$—	—	500,000

(1)

On May 23, 2019, the Company announced that its Board of Directors authorized a program for the repurchase of up to 500,000 shares of outstanding common stock as of that date, or 500,000 shares. On February 18, 2020, the Company announced that the Board increased the program by an additional 500,000 shares. There is no expiration date for the repurchase program.

The information set forth under the caption “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans” of Part III of this Form 10‑K is incorporated herein by reference.

Item 6. Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2019. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2019	2018	2017	2016	2015
	(Dollars and Shares in Thousands, Except Per Share Data)
Financial Condition:
Total assets	$3,468,992	$3,182,376	$2,993,403	$2,477,597	$2,297,676
Investment securities	283,448	294,602	261,298	251,176	236,678
Loans receivable, net	2,746,321	2,511,708	2,322,030	1,914,603	1,776,835
Allowance for loan losses	31,243	28,331	26,683	25,884	25,382
Non-performing assets (1)		20,221	32,247	14,803	17,582
Deposits and borrowers’ escrow balances	2,875,816	2,624,534	2,440,581	1,984,278	1,838,811
FHLB advances	85,063	85,189	84,279	103,943	59,902
Stockholders’ equity	426,167	399,589	373,286	293,018	280,197
Share Information:
Basic earnings per share	$2.49	$2.27	$1.62	$1.61	$1.44
Diluted earnings per share	2.48	2.26	1.61	1.60	1.41
Book value per common share	21.60	19.81	18.38	16.31	15.39
Tangible book value per common share (2)	16.34	14.71	13.24	12.80	11.89
Cash dividends per common share	0.79	0.64	0.50	0.44	0.39
Dividend payout ratio	31.73%	28.19%	30.96%	27.41%	27.00%
Weighted average diluted shares outstanding	19,931	20,468	20,056	18,070	18,742
Shares outstanding end of period	19,730	20,171	20,312	17,966	18,204
Operations:
Interest income	$141,084	$124,717	$108,102	$87,383	$80,836
Interest expense	25,435	16,462	11,431	8,440	6,781
Net interest income	115,649	108,255	96,671	78,943	74,055
Provision for loan losses	2,905	1,176	2,949	283	136
Noninterest income	44,956	39,208	40,081	34,030	31,803
Noninterest expense	97,063	89,412	85,351	71,093	67,889
Income before tax	60,637	56,875	48,452	41,597	37,833
Federal income tax	11,267	10,626	16,184	12,754	11,410
Net Income	49,370	46,249	32,268	28,843	26,423
Performance Ratios:
Return on average assets	1.50%	1.52%	1.13%	1.20%	1.19%
Return on average equity	12.15%	12.03%	9.19%	10.10%	9.52%
Interest rate spread (2)	3.64%	3.79%	3.74%	3.61%	3.71%
Net interest margin (2)	3.93%	3.98%	3.88%	3.74%	3.81%
Ratio of operating expense to average total assets	2.96%	2.93%	2.99%	2.97%	3.05%
Efficiency ratio (2)	60.08%	60.29%	61.81%	62.20%	63.01%
Other Ratios:
Equity to total assets at end of period	12.29%	12.56%	12.47%	11.83%	12.19%
Average equity to average assets	12.37%	12.61%	12.32%	11.91%	12.49%
Asset Quality Ratios:
Non-performing assets to total assets at end of period (1)	0.39%	0.64%	1.08%	0.60%	0.77%
Allowance for loan losses to total loans*	1.12%	1.12%	1.14%	1.33%	1.41%
Net charge-offs (recoveries) to average loans	0.00%	-0.02%	0.10%	-0.01%	-0.03%

(1)	Non-performing assets include non-accrual loans that are contractually past due 90 days or more and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
(2)	Refer to Non-GAAP Financial Measures in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
*	Total loans are net of undisbursed loan funds and deferred fees and costs.

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

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains GAAP financial measures and certain non-GAAP financial measures. Management believes that these measures are helpful in understanding the Company’s results of operations or financial position.  Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis.  The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures at December 31, 2019 and 2018.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

(In Thousands)	December 31, 2019	December 31, 2018
Net interest income (GAAP)	$115,649	$108,255
Add: FTE adjustment	967	1,004
Net interest income on a FTE basis (1)	$116,616	$109,259
Noninterest income – less securities gains/(losses) (2)	$44,932	$39,035
Noninterest expense (3)	97,063	89,412
Average interest-earning assets less average unrealized gains/(losses) on securities(4)	2,966,372	2,744,752
Average interest-earning assets	2,969,662	2,741,215
Average unrealized gains/losses on securities	3,290	(3,537)
Ratios:
Net interest margin (1) / (4)	3.93%	3.98%
Efficiency ratio (3) / (1) + (2)	60.08%	60.29%

Non-GAAP Financial Measures – Tangible Book Value

(In Thousands, except per share data)	December 31, 2019	December 31, 2018
Total Shareholders’ Equity (GAAP)	$426,167	$399,589
Less: Goodwill	(100,069)	(98,569)
Intangible assets	(3,772)	(4,391)
Tangible common equity (1)	$322,326	$296,629
Common shares outstanding (2)	19,730	20,171
Tangible book value per share (1) / (2)	$16.34	$14.71

Overview

At December 31, 2019, First Defiance was a unitary thrift holding company that conducted business through its wholly-owned subsidiaries, First Federal, First Insurance and First Defiance Risk Management.  Upon completion of the Merger on January 31, 2020 (described below), First Defiance converted to a financial holding company.

At December 31, 2019, First Federal was a federally chartered stock savings bank that provided financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operated 44 full service banking centers in fourteen northwest and central Ohio counties, one northeast Indiana county, and one southeastern Michigan county. First Federal also operated one loan production office in Ann Arbor, Michigan, which is located in Washtenaw County. As a result of the Merger, First Federal converted to an Ohio bank and operates 77 branches, 12 loan offices and 3 wealth offices in Ohio, Michigan, Indiana, Pennsylvania, and West Virginia. Currently, 33 branches, 3 wealth offices and 12 loan production offices continue to operate as Home Savings Bank.

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

Recent Developments

On January 31, 2020, First Defiance completed its previously announced acquisition of UCFC. At the effective time of the Merger, UCFC merged with and into First Defiance, with First Defiance surviving the Merger.  Immediately following the Merger, First Federal, acquired UCFC’s wholly owned bank subsidiary, Home Savings Bank, and UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers.

On June 22, 2018, the Company announced a stock split in the form of a share distribution of two common shares for each outstanding common share.  The stock split was distributed on July 12, 2018, to shareholders of record as of July 2, 2018.  All share and per share data in this Form 10-K have been adjusted and are reflective of the stock split.

Financial Condition

Assets at December 31, 2019, totaled $3.47 billion compared to $3.18 billion at December 31, 2018, an increase of $287.3 million or 9.0%. The increase in assets was primarily due to an increase in loans receivable, net of undisbursed loan funds and deferred fees and costs, of $234.6 million, and an increase in federal funds sold of $42.0 million.  These increases were funded primarily by an increase in total deposits of $249.4 million.

Securities

The securities portfolio decreased $11.2 million, or 3.8%, to $283.4 million at December 31, 2019. The 2019 activity in the portfolio included $33.5 million of purchases, which were partially offset by $1.5 million of amortization, $49.2 million of principal pay-downs and maturities, and $2.7 million of securities being sold. There was a net gain of $8.7 million in the market value of available-for-sale securities.  For additional information regarding First Defiance’s investment securities see Note 5 to the Consolidated Financial Statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $234.6 million, or 9.3%, to $2.75 billion at December 31, 2019. For more details on the loan balances, see Note 7 – Loans Receivable to the Consolidated Financial Statements.

The majority of First Defiance’s commercial real estate and commercial loans are to small- and mid-sized businesses. The combined commercial, commercial real estate and multi-family real estate loan portfolios totaled $2.08 billion and $1.85 billion at December 31, 2019 and 2018, respectively, and accounted for approximately 72.5% and 71.8% of First Defiance’s loan portfolio at the end of those respective periods.  First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The 1-4 family residential portfolio totaled $324.8 million at December 31, 2019, compared with $322.7 million at the end of 2018. At the end of 2019, those loans comprised 11.3% of the total loan portfolio, up from 12.1% at December 31, 2018.

Construction loans, which include one-to-four family and commercial real estate properties, increased to $305.3 million at December 31, 2019, compared to $265.8 million at December 31, 2018. These loans accounted for approximately 10.6% and 10.0% of the total loan portfolio at December 31, 2019 and 2018, respectively.

Home equity and home improvement loans decreased to $122.9 million at December 31, 2019, from $128.2 million at the end of 2018. At the end of 2019, those loans comprised 4.3% of the total loan portfolio, down from 4.8% at December 31, 2018.

Consumer finance and mobile home loans were $37.6 million at December 31, 2019 up from $34.4 million at the end of 2018.  These loans accounted for approximately 1.3% and 1.3% of the total loan portfolio at December 31, 2019 and 2018, respectively.

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

Loan modifications constitute a troubled debt restructuring (“TDR”) if First Federal, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. For  loans  that  are  considered  TDRs and the balance is over $250,000, First Federal either computes  the  present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair  value  of  the  collateral.   For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a specific reserve in the allowance for loan and lease losses.  For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged-off. For loans that are considered TDRs and the balance is under $250,000 a specific reserve is carried in the allowance for loan and lease losses based on a general reserve analysis.  As of December 31, 2019, and December 31, 2018, First Federal had $8.5 million and $11.6 million, respectively, of loans that were still performing and which were classified as TDRs.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the estimated probable incurred credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. The goal is to have approximately 45% to 50% of the portfolio reviewed annually.  This includes all relationships over $5.0 million with new exposure greater than $2.0 million and a sample of other relationships greater than $5.0 million; loan relationships between $1.0 million and $5.0 million with new exposure greater than $750,000 and a sample of other relationships between $1.0 million and $5.0 million; and a sample of relationships less than $1.0 million. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

The allowance for loan loss is made up of two basic components. The first component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits.  In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. For  loans  that  are  considered  impaired and the balance is over $250,000, First Federal either computes  the  present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair  value  of  the  collateral.   For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a specific reserve in the allowance for loan and lease losses.  For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is usually charged-off. For loans that are considered impaired and the balance is under $250,000 a specific reserve is carried in the allowance for loan and lease losses based on a general reserve analysis.  The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. The specific reserve was $422,000 at December 31, 2019, and $595,000 at December 31, 2018.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors.  For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type to allocate historic loss experience. The loss experience factor is then applied to the non-impaired loan portfolio.  The Company utilizes loss migration measurement for each loan portfolio segment with differentiation between loan risk grades in calculating the general reserve component for non-impaired loans.  Since December 31, 2016, the historical loss calculation was changed from using a an average of four (4) four-year loss migration periods to using an average of all four-year loss migration periods to the present beginning with data from the second quarter 2011.  Management believes this enhancement is consistent with the rationale of the previous measurement but provides a more precise calculation of historical losses by incorporating more data points for the average loss ratio and including periods that provide a more complete coverage of the full business cycle. Management believes that capturing the risk grade changes and cumulative losses over the life cycle of a loan more accurately depicts management’s estimate of historical losses as well as being more reflective of the ongoing risks in the loan portfolio.

The quantitative general allowance remained steady at $6.6 million at December 31, 2019, from $5.9 million at December 31, 2018, due to relatively small changes in the historical loss rates from the migration analysis.

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

The qualitative analysis at December 31, 2019, indicated a general reserve of $24.2 million compared with $21.8 million at December 31, 2018, an increase of $2.4 million.  Management reviews the overall economic, environmental and risk factors quarterly and determines appropriate adjustments to these sub-factors based on that review.

The economic factors for all loan segments decreased in 2019 primarily due to strengthening trends in the U.S. economy, particularly unemployment rates, which decreased in all markets.

The environmental factors increased in 2019 for all loan segments.  This is principally due to an increase in credit concentrations and an increase in the mix of lending in First Federal’s defined metro markets.

The risk factors decreased in 2019 in most loan segments with the largest decrease being in commercial.  This is due to favorable trends in the levels of non-performing loans and classified assets.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.48% for construction loans to 1.42% for home equity and improvement loans.

As a result of the quantitative and qualitative analysis, along with the change in specific reserves, the Company’s provision for loan losses for 2019 was $2.9 million compared to $1.2 million for 2018. The allowance for loan losses was $31.2 million at December 31, 2019, and $28.3 million at December 31, 2018, and represented 1.12% and 1.12% of loans, net of undisbursed loan funds and deferred fees and costs, respectively. Charge-offs totaled $1.7 million in 2019 and recoveries also totaled $1.7 million in 2019.  In management’s opinion, the overall allowance for loan losses as of December 31, 2019, is adequate.

The Company will adopt ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326)”which requires the Company to implement a new allowance model known as the current expected credit loss (“CECL”) model which estimates the expected lifetime credit loss on a loan.  Further details to the Company’s adoption of CECL can be found in Footnote 1 to the Consolidated Financial Statements.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2019, First Defiance recorded OREO write-downs that totaled $264,000. These amounts were included in other noninterest expense. Management believes that the values recorded at December 31, 2019, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased from $51.0 million at December 31, 2018 to $34.2 million at December 31, 2019, a reduction of $16.8 million, due to payoffs and upgrades.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 232.5% at December 31, 2019, compared with 149.0% at December 31, 2018. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2019, are appropriate.

At December 31, 2019, First Defiance had total non-performing assets of $13.6 million, compared to $20.2 million at December 31, 2018. Non-performing assets include loans that are 90 days past due, OREO and other assets held for sale.

The decrease in non-performing assets between December 31, 2019, and December 31, 2018, is primarily in commercial loans and commercial real estate loans. The balance of commercial and commercial real estate non-performing loans was $4.3 million lower at December 31, 2019, compared to December 31, 2018.  OREO balances also dropped $1.1 million between December 31, 2018 and December 31, 2019.

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

The net charge-offs and non-accrual loan balances as a percentage of total are presented in the table below at December 31, 2019 and 2018.

Table 1 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended		As of December 31,
	December 31, 2019		2019
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$322	4600.00%	$2,411	18.00%
Construction	—	0.00%	—	0.00%
Commercial real estate	(497)	-7100.00%	7,609	57.00%
Commercial	(114)	(1,628.57)%	2,961	22.00%
Consumer finance	221	3157.14%	7	0.00%
Home equity and improvement	61	871.43%	449	3.00%
Total	$(7)	100.00%	$13,437	100.00%

	For the Twelve Months Ended		As of December 31,
	2018		2018
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$130	27.54%	$3,640	19.00%
Construction	—	0.00%	—	0.00%
Commercial real estate	610	129.24%	10,357	54.00%
Commercial	(1,497)	(317.16)%	4,500	24.00%
Consumer finance	207	43.86%	126	1.00%
Home equity and improvement	78	16.53%	393	2.00%
Total	$(472)	100.00%	$19,016	100.00%

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at December 31, 2019 and 2018.

Table 2 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2019		December 31, 2018
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(Dollars in Thousands)
1-4 family residential	$2,867	11.3%	$2,881	12.1%
Multi-family residential real estate	2,939	9.4%	3,101	10.4%
Commercial real estate	13,363	43.0%	12,041	42.3%
Construction	996	10.6%	682	10.0%
Commercial loans	9,003	20.1%	7,281	19.1%
Home equity and improvement loans	1,700	4.3%	2,026	4.8%
Consumer loans	375	1.3%	319	1.3%
	$31,243	100.0%	$28,331	100.0%

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

Goodwill and Intangible Assets

Goodwill was $100.1 million at December 31, 2019, and $98.6 million at December 31, 2018 an increase of $1.5 million due to the acquisition of Strategic Investment Advisors, LLC (“SIA”).  Core deposit intangibles and other intangible assets decreased to $3.8 million at December 31, 2019, compared to $4.4 million at December 31, 2018.  During 2019, changes to the core deposit intangibles and other intangibles were due to the recognition of $1.1 million of amortization expense offset by $501,000 in intangibles created by the acquisition of SIA.  No impairment of goodwill was recorded in 2019 or 2018.

Deposits

Total deposits at December 31, 2019, were $2.87 billion compared to $2.62 billion at December 31, 2018, an increase of $249.4 million, or 9.5%.  Noninterest-bearing checking accounts grew by $23.2 million, interest-bearing checking accounts and money markets grew by $157.5 million, savings increased by $10.3 million and retail certificates of deposit grew by $58.4 million.  Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 11 – Deposits to the Consolidated Financial Statements.

Borrowings

FHLB advances totaled $85.1 million at December 31, 2019, compared to $85.2 million at December 31, 2018. The balance at the end of 2019 includes thirteen fixed-rate advances totaling $84.0 million with rates ranging from 1.43% to 2.89% and one amortizing advance of $1.1 million with a rate of 2.14%.

At December 31, 2019, First Defiance also had $3.0 million of securities that were sold with agreements to repurchase, compared to $5.7 million at December 31, 2018.

Equity

Total stockholders’ equity increased $26.6 million to $426.2 million at December 31, 2019, compared to $399.6 million at December 31, 2018. The increase in stockholders’ equity was the result of recording net income of $49.4 million and a gain of $6.7 million in other comprehensive income.  This was partially offset by the payment of $15.6 million of common stock dividends, the repurchase of 515,977 shares of common stock totaling $15.1 million.

Results of Operations

Summary

First Defiance reported net income of $49.4 million for the year ended December 31, 2019, compared to $46.2 million and $32.3 million for the years ended December 31, 2018 and 2017, respectively.  On a diluted per common share basis, First Defiance earned $2.48 in 2019, $2.26 in 2018 and $1.61 in 2017.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $115.6 million for the year ended December 31, 2019, compared to $108.3 million and $96.7 million for the years ended December 31, 2018 and 2017, respectively. The tax-equivalent net interest margin was 3.93%, 3.98% and 3.88% for the years ended December 31, 2019, 2018 and 2017, respectively. The margin decreased 5 basis points between 2018 and 2019 primarily due to the drop in treasury rates along with the declines in the federal funds rate impacting asset yields more negatively than deposit costs.  Interest-earning asset yields increased 19 basis points (to 4.78% in 2019 from 4.59% in 2018) but the cost of interest- bearing liabilities between the two periods increased 34 basis points (to 1.14% in 2019 from 0.80% in 2018).

Total interest income increased by $16.4 million, or 13.1%, to $141.1 million for the year ended December 31, 2019, from $124.7 million for the year ended December 31, 2018. This increase was primarily due to solid loan growth, the increase in asset yields and a more profitable earning asset mix.  Interest income from loans increased to $130.9 million for 2019 compared to $114.4 million in 2018, which represents an increase of 14.4%.  The average balance of loans receivable increased $214.9 million to $2.6 billion at December 31, 2019, from $2.4 billion at December 31, 2018.

During the same period, the average balance of investment securities increased to $294.0 million in 2019 from $280.0 million for the year ended December 31, 2018. Interest income from investment securities increased to $8.2 million in 2019 compared to $8.1 million in 2018. The overall duration of investments decreased to 2.75 years at December 31, 2019, from 4.29 years at December 31, 2018.

Interest expense increased by $9.0 million in 2019 compared to 2018, to $25.4 million from $16.5 million. This increase was mainly due to a 34 basis point increase in the average cost of interest-bearing liabilities in 2019 and a $171.9 million increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $177.3 million to $2.12 billion at December 31, 2019, from $1.95 billion at December 31, 2018.  Interest expense related to interest-bearing deposits was $22.6 million in 2019 compared to $13.9 million in 2018.

Interest expenses on FHLB advances and other interest-bearing funding sources were $1.4 million and $25,000 respectively, in 2019 and $1.3 million and $23,000 respectively in 2018.  The increase in FHLB advance expense was due to advances that matured in 2019 being replaced with advances with a higher interest rate than in 2018.  Interest expense recognized by the Company related to subordinated debentures was $1.4 million in 2019 and $1.3 million in 2018.

Total interest income increased by $16.6 million, or 15.4%, to $124.7 million for the year ended December 31, 2018, from $108.1 million for the year ended December 31, 2017. This is due to solid loan growth, the increase in interest rates and a more profitable earning asset mix.  Interest income from loans increased to $114.4 million for 2018 compared to $99.5 million in 2017, which represents an increase of 14.9%.  The average balance of loans receivable increased $184.3 million to $2.4 billion at December 31, 2018, from $2.2 billion at December 31, 2017.

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

Interest expense increased by $5.0 million in 2018 compared to 2017, to $16.5 million from $11.4 million. This increase was mainly due to a 21 basis point increase in the average cost of interest-bearing liabilities in 2018 and a $127.5 million increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $175.9 million to $1.95 billion at December 31, 2018, from $1.77 billion at December 31, 2017.  Interest expense related to interest-bearing deposits was $13.9 million in 2018 compared to $8.8 million in 2017.

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

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2019, 2018 and 2017:

Table 3 – Net Interest Margin

	Year Ended December 31
	(In Thousands)
	2019			2018			2017
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
Interest-Earning Assets:
Loans receivable (4)	$2,597,864	$130,943	5.04%	$2,382,941	$114,500	4.80%	$2,198,639	$99,742	4.54%
Securities (5)	294,027	9,060	3.08%	279,867	9,036	3.23%	258,775	8,654	3.39%
Interest-earning deposits	65,424	1,395	2.13%	63,261	1,270	2.01%	72,215	836	1.16%
FHLB stock	12,347	653	5.29%	15,146	915	6.04%	15,632	784	5.02%
Total interest-earning assets	2,969,662	142,051	4.78%	2,741,215	125,721	4.59%	2,545,261	110,016	4.33%
Noninterest-earning assets	314,118			307,310			306,270
Total Assets	$3,283,780			$3,048,525			$2,851,531
Interest-Bearing Liabilities:
Interest-bearing deposits	$2,122,439	$22,613	1.07%	$1,945,114	$13,897	0.71%	$1,769,786	$8,818	0.50%
FHLB advances	73,013	1,443	1.98%	73,421	1,261	1.72%	102,155	1,470	1.44%
Subordinated debentures	36,083	1,354	3.75%	36,083	1,281	3.55%	36,156	935	2.58%
Other borrowings	3,924	25	0.64%	8,947	23	0.26%	27,929	208	0.74%
Total interest-bearing liabilities	2,235,459	25,435	1.14%	2,063,565	16,462	0.80%	1,936,026	11,431	0.59%
Noninterest-bearing demand deposits	594,785	—	—	562,439	—	—	528,926	—	—
Total including non- interest- bearing demand deposits	2,830,244	25,435	0.90%	2,626,004	16,462	0.63%	2,464,952	11,431	0.46%
Other noninterest liabilities	47,250			38,216			35,343
Total Liabilities	2,877,494			2,664,220			2,500,295
Stockholders’ equity	406,286			384,305			351,236
Total liabilities and stockholders’ equity	$3,283,780			$3,048,525			$2,851,531
Net interest income; interest rate spread (2)		$116,616	3.64%		$109,259	3.79%		$98,585	3.74%
Net interest margin (3)			3.93%			3.98%			3.88%
Average interest-earning assets to average interest- bearing liabilities			132.8%			132.8%			131.5%

(1)

Interest on certain tax exempt loans (amounting to $338,000, $380,000 and $375,000 in 2019, 2018 and 2017, respectively) and tax-exempt securities ($3.3 million, $3.4 million and $3.2 million in 2019, 2018, and 2017, respectively) is not taxable for Federal income tax purposes. The average balance of such loans was $8.4 million, $10.5 million and $11.5 million in 2019, 2018, and 2017, respectively, while the average balance of such securities was $96.7 million, $98.2 million and $91.2 million in 2019, 2018, and 2017, respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21% for 2019 and 2018 and 35% for 2017.

(2)	Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets excluding average unrealized gains/losses. See Non-GAAP Financial Measure discussion for further details.
(4)	For the purpose of the computation for loans, non-accrual loans are included in the average loans outstanding.
(5)	Securities yield = annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.

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

Table 4 – Changes in Interest Rates and Volumes (1)

	Year Ended December 31
	(In Thousands)
	2019 vs. 2018			2018 vs. 2017
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$5,788	$10,655	$16,443	$6,107	$8,651	$14,758
Securities	(422)	446	24	(306)	688	382
Interest-earning deposits	81	44	125	549	(115)	434
FHLB stock	(105)	(157)	(262)	156	(25)	131
Total interest-earning assets	$5,342	$10,988	$16,330	$6,506	$9,199	$15,705
Interest-Bearing Liabilities
Deposits	$7,352	$1,364	$8,716	$4,135	$944	$5,079
FHLB advances	189	(7)	182	252	(461)	(209)
Subordinated Debentures	73	—	73	348	(2)	346
Notes Payable	20	(18)	2	(91)	(94)	(185)
Total interest- bearing liabilities	$7,634	$1,339	$8,973	$4,644	$387	$5,031
Increase in net interest income			$7,357			$10,674

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses – First Defiance’s provision for loan losses was $2.9 million for the year ended December 31, 2019, compared to $1.2 million for December 31, 2018, and $2.9 million for December 31, 2017.

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

Noninterest Income – Noninterest income increased by $5.7 million, or 14.7%, in 2019 to $45.0 million from $39.2 million for the year ended December 31, 2018.  Noninterest income decreased by $873, or (2.2%), in 2018 compared to the $40.1 million recognized in 2017.

Service fees and other charges increased to $14.0 million for the year ended December 31, 2019, from $13.1 million for 2018. The increase in service fees and other charges in 2019 is primarily due to increased interchange income and a higher level of swap income.

Noninterest income also includes gains, losses and impairment on investment securities. In 2019, First Defiance realized a $24,000 gain on sale of securities compared to a $173,000 gain in 2018 and a gain of $584,000 for 2017.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $9.5 million, $7.1 million and $7.0 million in 2019, 2018 and 2017, respectively. The $2.4 million increase in 2019 from 2018 is primarily attributable to an increase in the gain on sale of loans of $3.2 million offset by an increase of $468,000 in mortgage servicing rights amortization expense and a $367,000 negative change in the valuation adjustments on mortgage servicing rights.  First Defiance originated more residential mortgages for sale into the secondary market in 2019 compared with 2018 as long term interest rates fell resulting in more refinance activity.  The balance of the mortgage servicing right valuation allowance was $534,000 at the end of 2019.

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

Gains on the sale of non-mortgage loans, which include SBA and FSA loans, totaled $226,000 in 2019 compared to $317,000 in 2018 and $217,000 in 2017.  Fluctuations in the volume of eligible SBA loans were the reasons for the difference in income year to year to year.

Insurance commission income was flat between 2019 and 2018 at $14.1 million.  Insurance commission income increased $1.2 million, or 9.5%, to $14.1 million in 2018 from $12.9 million in 2017 mainly due to having a full year results of the Corporate One acquisition and an increase in general production in the property and casualty and group employee benefits lines of business.

Income from bank owned life insurance (“BOLI”) increased $391,000 in 2019 to $2.2 million from $1.8 million in 2018. Income in 2017 was $3.1 million.  In 2017, the Company surrendered an underperforming BOLI policy and recorded a tax penalty of $1.7 million (recorded in income tax expense) and purchased a new BOLI policy receiving a $1.5 million enhancement value gain.

Trust income increased $164,000 to $2.3 million in 2019 from $2.1 million in 2018 and $2.3 million in 2017.  The decrease in 2018 is due to a $428,000 positive accrual adjustment recorded in 2017 to bring trust fees to an accrual basis of accounting.

Other noninterest income increased $2.1 million to $2.7 million in 2019 compared to $598,000 million in 2018 and $1.9 million in 2017.  The increase in 2019 is primarily attributable to a $907,000 increase in value on deferred compensation plan assets compared to a $388,000 decrease in value on deferred compensation plan assets in 2018. Income was lower in 2018 compared to 2017 due to similar fluctuations seen in the value of deferred compensation plan assets between the two years.  Stock market performance determines the increase or decrease in the deferred compensation plan assets and can be very volatile.

Noninterest Expense – Total noninterest expense for 2019 was $97.1 million compared to $89.4 million for the year ended December 31, 2018, and $85.4 million for the year ended December 31, 2017.

Compensation and benefits increased $4.6 million, or 8.8%, to $57.2 million from $52.6 million in 2018.  The increase is mainly related to merit increases and increases in health care.    Occupancy expense increased $386,000, to $9.0 million in 2019 compared to $8.6 million in 2018 while data processing expense decreased $500,000 to $8.1 million in 2019 from $8.6 million in 2018.  Other noninterest expenses increased $3.7 million to $22.3 million in 2019 from $18.6 million in 2018.  The increase is due to one-time acquisition related charges associated with the acquisition of UCFC, which were $1.4 million in 2019 compared to zero in 2018.  In addition, 2019 saw a $2.2 million increase in expense for an increase in the liability associated with the deferred compensation plan year over year as a result of the stock market performance in 2019 compared to 2018.  See Note 19 to the Consolidation Financial Statements for further details.

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

Income Taxes – Income taxes totaled $11.3 million in 2019 compared to $10.6 million in 2018 and $16.2 million in 2017. The effective tax rates for those years were 18.6%, 18.7%, and 33.4%, respectively. The tax rate is lower than the statutory 21% and 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes to the Consolidated Financial Statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. As of December 31, 2019. First Defiance’s loan portfolio was concentrated geographically in its northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income-generating rental property totaled $982.5 million at December 31, 2018, which represents 37.9% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.03% at December 31, 2018. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $39.7 million, $53.1 million and $36.0 million in 2019, 2018 and 2017, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities.  In 2017, the Company purchased $11.5 million in portfolio residential home loans.  There were no purchases in 2019 or 2018.

In considering the more typical investing activities, during 2019, $49.1 million and $2.7 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $253.1 million was used by an increase in loans while $33.5 million was used to purchase available-for-sale investment securities.  During 2018, $32.6 million and $5.5 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $220.0 million was used by an increase in loans while $76.6 million was used to purchase available-for-sale investment securities.   During 2017, $32.7 million and $34.2 million was generated from the combination of maturity or pay-downs and the sale or call of available-for-sale investment securities, respectively, and $133.4 million was used by an increase in loans while $73.0 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. In 2019, total deposits increased by $249.4 million.  Securities sold under repurchase arrangements decreased by $2.7 million in 2019.   Also in 2019, the Company paid $15.6 million in common stock dividends and $15.1 million in common stock purchases.  In 2018, total deposits increased by $183.2 million.  Securities sold under repurchase arrangements decreased by $20.3 million in 2018.   Also in 2018, the Company paid $13.0 million in common stock dividends and $6.3 million in common stock purchases.  In 2017, total deposits increased by $148.1 million.  Securities sold under repurchase arrangements decreased by $5.8 million in 2017.   Also in 2017, the Company paid $9.9 million in common stock dividends.   For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2019, First Defiance had the following commitments to fund deposits, advances, borrowing obligations and post-retirement benefits:

	Maturity Dates by Period at December 31, 2019
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Certificates of deposit	$738,788	$457,202	$235,228	$46,358	—
FHLB fixed advances including interest (1)	85,084	21,000	43,000	21,084	—
Subordinated debentures	36,083	—	—	—	36,083
Securities sold under repurchase agreements	2,999	2,999	—	—	—
Lease obligations	19,184	1,211	2,302	2,185	13,486
Post-retirement benefits	2,006	187	417	413	989
Total contractual obligations	$884,144	$482,599	$280,947	$70,040	$50,558

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2019, First Defiance had additional borrowing capacity of $744.8 million under its agreements with the FHLB.

First Federal is subject to various capital requirements. At December 31, 2019, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Defiance and First Federal’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated Financial Statements.

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

Goodwill and Intangibles - First Defiance has two reporting units: First Federal and First Insurance. At December 31, 2019, First Defiance had goodwill of $100.1 million, including $80.0 million in First Federal and $20.1 million in First Insurance. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

If, for any future period First Defiance determines that there has been impairment in the carrying value of goodwill balances, First Defiance will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

First Defiance has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. First Defiance determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2019 and 2018.

Off- Balance Sheet Arrangements - For information regarding off-balance sheet commitments as of December 31, 2019, reference Footnote 6 – Commitments and Contingent Liabilities.

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

The table below presents, for the twelve months subsequent to December 31, 2019, and December 31, 2018, an estimate of the change in net interest income that would result from a gradual (ramp) and immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  Based on our net interest income simulation as of December 31, 2019, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2019, was slightly more liability sensitive for the ramp and shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2018.  This change was due to interest rates moving lower between December 31, 2018 and December 31, 2019. The Company did not complete an earnings at risk analysis for the down 200 basis point change in rates as of December 31, 2019.

Table 7 – Net Interest Income Sensitivity Profile

	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2019		December 31, 2018
Gradual Change in Interest Rates
+200	$2,641	2.24%	$1,910	1.61%
+100	1,435	1.22%	981	0.83%
-100	(2,741)	-2.33%	(2,025)	-1.71%
-200	N/A	N/A	(6,236)	-5.27%
Immediate Change in Interest Rates
+200	$4,477	3.80%	$3,424	2.89%
+100	2,487	2.11%	1,865	1.57%
-100	(5,335)	-4.53%	(5,057)	-4.27%
-200	N/A	N/A	(14,455)	-12.21%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Board mandated guidelines as of December 31, 2019. Management reviews the Board policy limits in all scenarios to determine if they are adequate and if any changes should be made to Board mandated guidelines.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. This analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. However, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2019, was considered to be unlikely given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

Table 8 – Economic Value of Equity Analysis

	December 31, 2019
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change in bp
	(Dollars in Thousands)
+ 400 bp	769,381	107,066	16.17%	24.00%	473
+ 300 bp	753,286	90,971	13.74%	23.08%	381
+ 200 bp	729,852	67,537	10.20%	21.98%	271
+ 100 bp	701,004	38,689	5.84%	20.74%	147
0 bp	662,315	—	—	19.27%	—
- 100 bp	601,361	(60,954)	(9.20)%	17.29%	(198)

	December 31, 2018
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change in bp
	(Dollars in Thousands)
+ 400 bp	751,259	66,752	9.75%	25.96%	404
+ 300 bp	741,404	56,897	8.31%	25.13%	322
+ 200 bp	729,505	44,998	6.57%	24.25%	233
+ 100 bp	710,688	26,181	3.82%	23.18%	126
0 bp	684,507	—	—	21.92%	-
- 100 bp	642,625	(41,882)	(6.12)%	20.26%	(165)
- 200 bp	578,124	(106,383)	(15.54)%	18.04%	(387)

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2019, First Federal would experience a 10.20% increase in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations. The average duration of its assets at December 31, 2019, was 1.63 years while the average duration of its liabilities was 3.55 years.

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

Item 8.Financial Statements and Supplementary Data

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

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this Item 8.

/s/ Donald P. Hileman	/s/ Paul Nungester
Donald P. Hileman	Paul Nungester
Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

First Defiance Financial Corp.

Defiance, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP
Crowe LLP
Cleveland, Ohio
March 16, 2020

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in Thousands, except per share data)

	December 31
	2019	2018
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$46,254	$55,962
Federal funds sold	85,000	43,000
	131,254	98,962
Securities available-for-sale, carried at fair value	283,448	294,076
Securities held-to-maturity, carried at amortized cost (fair value $0 and $526 at December 31, 2019 and 2018, respectively)	—	526
	283,448	294,602
Loans held for sale	18,008	6,613
Loans receivable, net of allowance of $31,243 and $28,331 at December 31, 2019 and 2018, respectively	2,746,321	2,511,708
Mortgage servicing rights	10,267	10,119
Accrued interest receivable	10,244	9,641
Federal Home Loan Bank (FHLB) stock	11,915	14,217
Bank owned life insurance	75,544	67,660
Premises and equipment	39,563	40,670
Real estate and other assets held for sale (OREO)	100	1,205
Goodwill	100,069	98,569
Core deposit and other intangibles	3,772	4,391
Other assets	38,487	23,365
Total assets	$3,468,992	$3,181,722

continued

First Defiance Financial Corp

Consolidated Statements of Financial Condition (continued)

(Dollars in Thousands, except per share data)

	December 31
	2019	2018
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$630,359	$607,198
Interest-bearing	2,239,966	2,013,684
Total	2,870,325	2,620,882
Advances from the Federal Home Loan Bank	85,063	85,189
Securities sold under agreements to repurchase	2,999	5,741
Subordinated debentures	36,083	36,083
Advance payments by borrowers	5,491	3,652
Deferred taxes	905	264
Other liabilities	41,959	30,322
Total liabilities	3,042,825	2,782,133
Commitments and Contingent Liabilities (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 25,371,086 and 25,398,992 shares issued and 19,729,886 and 20,171,392 shares outstanding, respectively	127	127
Additional paid-in capital	161,955	161,593
Accumulated other comprehensive income, net of tax of $1,221 and $(468), respectively	4,595	(2,148)
Retained earnings	329,175	295,588
Treasury stock, at cost, 5,641,200 and 5,227,600 shares respectively	(69,685)	(55,571)
Total stockholders’ equity	426,167	399,589
Total liabilities and stockholders’ equity	$3,468,992	$3,181,722

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31
	2019	2018	2017
Interest Income
Loans	$130,853	$114,398	$99,540
Investment securities:
Taxable	4,883	4,738	3,762
Tax-exempt	3,300	3,396	3,180
Interest-bearing deposits	1,395	1,270	836
FHLB stock dividends	653	915	784
Total interest income	141,084	124,717	108,102
Interest Expense
Deposits	22,613	13,897	8,818
Federal Home Loan Bank advances and other	1,443	1,261	1,470
Subordinated debentures	1,354	1,281	935
Securities sold under agreement to repurchase	25	23	208
Total interest expense	25,435	16,462	11,431
Net interest income	115,649	108,255	96,671
Provision for loan losses	2,905	1,176	2,949
Net interest income after provision for loan losses	112,744	107,079	93,722
Noninterest Income
Service fees and other charges	14,028	13,100	12,139
Mortgage banking income	9,483	7,077	7,004
Insurance commissions	14,118	14,085	12,866
Gain on sale of non-mortgage loans	226	317	217
Gain on sale or call of securities	24	173	584
Trust income	2,255	2,091	2,332
Income from bank owned life insurance	2,158	1,767	3,085
Other noninterest income	2,664	598	1,854
Total noninterest income	44,956	39,208	40,081
Noninterest Expense
Compensation and benefits	57,175	52,566	49,847
Occupancy	9,027	8,641	7,707
FDIC insurance	484	1,021	1,250
Data processing	8,055	8,555	7,737
Other noninterest expense	22,322	18,629	18,810
Total noninterest expense	97,063	89,412	85,351
Income before income taxes	60,637	56,875	48,452
Federal income taxes	11,267	10,626	16,184
Net Income	$49,370	$46,249	$32,268
Earnings per common share (Note 4)
Basic	$2.49	$2.27	$1.62
Diluted	$2.48	$2.26	$1.61
Dividends declared per common share	$0.79	$0.64	$0.50

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31
	2019	2018	2017
Net income	$49,370	$46,249	$32,268
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	8,754	(3,356)	733
Reclassification adjustment for (gains) losses realized in income	(24)	(173)	(584)
Net unrealized gains (losses)	8,730	(3,529)	149
Income tax effect	(1,834)	742	(51)
Net of tax amount	6,896	(2,787)	98
Change in unrealized gain/(loss) on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	(310)	560	(166)
Net amortization and deferral	14	18	19
Net gain (loss) activity during the period	(296)	578	(147)
Income tax effect	143	(203)	51
Net of tax amount	(153)	375	(96)
Total other comprehensive income (loss)	6,743	(2,412)	2
Comprehensive income	$56,113	$43,837	$32,270

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

	Preferred Stock	Common Stock Shares(1)	Common Stock	Common Stock Warrant	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholder’s Equity
Balance at January 1, 2017	$—	17,966,412	$127	$—	$126,390	$215	$240,592	$(74,306)	$293,018
Net income							32,268		32,268
Other comprehensive income						2			2
Stock based compensation expense					215				215
Shares issued under stock option plan, net of 15,014 repurchased and retired		8,088			51		(83)	231	199
Capital stock issuance		2,279,004			33,792			22,740	56,532
Restricted share activity under stock incentive plans		55,754			447		(18)	409	838
Shares issued from direct stock sales		2,824			45			28	73
Common stock dividends declared							(9,859)		(9,859)
Balance at December 31, 2017	$—	20,312,082	$127	$—	$160,940	$217	$262,900	$(50,898)	$373,286
Net income							46,249		46,249
Other comprehensive loss						(2,412)			(2,412)
Adoption of ASU 2018-02 – See Note 2						47	(47)		—
Deferred compensation plan								636	636
Stock based compensation expense					420				420
Shares issued under stock option plan, net of 8,872 repurchased and retired		38,628			(93)		(270)	474	111
Restricted share activity under stock incentive plans net of 17,818 repurchased and retired		48,300			258		(201)	511	568
Shares issued from direct stock sales		3,542			68			36	104
Shares repurchased		(231,160)						(6,330)	(6,330)
Common stock dividends declared							(13,043)		(13,043)
Balance at December 31, 2018	$—	20,171,392	$127	$—	$161,593	$(2,148)	$295,588	$(55,571)	$399,589
Net income							49,370		49,370
Other comprehensive gain						6,743			6,743
Deferred compensation plan					(80)			158	78
Stock based compensation expense					286				286
Shares issued under stock option plan, net of 178 repurchased and retired		19,022			(32)		(5)	226	189
Restricted share activity under stock incentive plans net of 27,728 repurchased and retired		51,194			117		(154)	597	560
Shares issued from direct stock sales		4,255			71			52	123
Shares repurchased		(515,977)						(15,147)	(15,147)
Common stock dividends declared							(15,624)		(15,624)
Balance at December 31, 2019	$—	19,729,886	$127	$—	$161,955	$4,595	$329,175	$(69,685)	$426,167

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2019	2018	2017
Operating Activities
Net income	$49,370	$46,249	$32,268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,905	1,176	2,949
Provision for depreciation	4,231	3,688	3,567
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	730	861	740
Amortization of mortgage servicing rights	1,809	1,341	1,464
Net (impairment) recovery of mortgage servicing rights	234	(132)	(89)
Amortization of intangibles	1,119	1,312	1,289
Gain on sale of loans	(7,932)	(4,819)	(4,881)
Loss on sale or disposals or write-downs of property, plant and equipment	10	13	48
(Gain) loss on sale or write-down of OREO	180	581	(56)
(Gain) on sale or call of securities	(24)	(173)	(584)
Change in deferred taxes	(419)	881	1,261
Proceeds from sale of loans held for sale	302,554	212,688	215,727
Origination of loans held for sale	(308,434)	(205,884)	(213,479)
Stock based compensation expense	286	420	215
Restricted stock unit expense	560	568	838
Excess tax benefit (expense) on stock compensation plans	(108)	(154)	(171)
Income from bank owned life insurance	(2,158)	(1,767)	(3,085)
Change in interest receivable and other assets	(6,916)	(2,878)	(3,591)
Change in accrued interest and other liabilities	1,688	(916)	1,527
Net cash provided by operating activities	39,685	53,055	35,957
Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	120	122	128
Proceeds from maturities, calls and paydowns of available-for-sale securities	49,104	32,620	32,687
Proceeds from sale of available-for-sale securities	2,667	5,503	34,248
Proceeds from sale of OREO	1,262	887	554
Proceeds from sale of office properties and equipment	—	14	849
Purchases of available-for-sale securities	(33,463)	(76,647)	(73,007)
Purchases of office properties and equipment	(3,134)	(4,168)	(3,263)
Investment in bank owned life insurance	(6,600)	—	(20,000)
Proceeds from bank owned life insurance death benefit	874	337	—
Proceeds from sale of bank owned life insurance	—	17,689	—
Proceeds from FHLB stock redemption	2,302	1,775	—
Net cash received (paid) in acquisitions	(1,600)	—	19,359
Purchase of portfolio mortgage loans	—	—	(11,476)
Proceeds from sale of non-mortgage loans	21,239	28,729	20,227
Net increase in loans receivable	(258,119)	(219,885)	(133,184)
Net cash used in investing activities	(225,348)	(213,024)	(132,878)
Financing Activities
Net increase in deposits and advance payments by borrowers	251,282	183,764	148,065
Repayment of Federal Home Loan Bank advances	(45,126)	(34,090)	(31,070)
Proceeds from Federal Home Loan Bank advances	45,000	35,000	10,000
Decrease in securities sold under repurchase agreements	(2,742)	(20,278)	(5,797)
Cash dividends paid on common stock	(15,624)	(13,043)	(9,859)
Net cash paid for repurchase of common stock	(15,147)	(6,330)	—
Proceeds from exercise of stock options	189	111	199
Proceeds from direct treasury stock sales	123	104	73
Net cash provided by financing activities	217,955	145,238	111,611
Increase (decrease) in cash and cash equivalents	32,292	(14,731)	14,690
Cash and cash equivalents at beginning of period	98,962	113,693	99,003
Cash and cash equivalents at end of period	$131,254	$98,962	$113,693
Supplemental cash flow information:
Interest paid	$25,348	$16,198	$11,382
Income taxes paid	11,200	7,950	14,350
Transfer from other liability to equity	—	636	—
Transfers from held to maturity securities to available for sale securities	404	—	—
Transfers from loans to other real estate owned and other assets held for sale	337	1,141	705
Transfer from (to) property and equipment to real estate and other assets held for sale	—	—	(130)
Sale of bank owned life insurance not yet settled	—	—	17,840
Securities traded but not yet settled	—	—	548
Initial recognition of right-of-use asset	8,808	—	—
Initial recognition of lease liability	9,339	—	—

See accompanying notes.

Notes to the Consolidated Financial Statements

1.	Basis of Presentation

As of December 31, 2019, First Defiance Financial Corp. (“First Defiance” or the “Company”) was a unitary thrift holding company that conducted business through its three wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

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

First Insurance is an insurance agency that conducts business throughout First Federal’s markets, offering property and casualty, and group health and life insurance products.

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

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $987,000 and $1.2 million, respectively, at December 31, 2019, to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions and repurchase agreements.

Investment Securities

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the securities to maturity and are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities available‑for‑sale consists of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss) until realized. Realized gains and losses are included in gains (losses) on securities or other-than-temporary impairment losses on securities. Realized gains and losses on securities sold are recognized on the trade date based on the specific identification method.

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

FHLB Stock

First Federal is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  At December 31, 2019, the Company held $11.9 million at the FHLB of Cincinnati and $2,400 at the FHLB of Indianapolis.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $3.8 million, $3.8 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

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

Quantitative thresholds as stated in FASB ASC Topic 280, Segment Reporting are monitored. For the year ended December 31, 2019, the reported revenue for First Insurance was 7.6% of total revenue for First Defiance. Total revenue includes interest income plus noninterest income. Net income for First Insurance for the year ended December 31, 2019 was 3.2% of consolidated net income. Total assets of First Insurance at December 31, 2019, were 0.8% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by First Federal to First Defiance. See Note 17 for further details on restrictions.

Loan Commitments and Related Financial Instruments

Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The Company adopted ASC606 on January 1, 2018.  The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s statement of income as components of noninterest income are as follows:

•

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.  Service charges on deposit accounts that are within the scope of ASC 606 were $7.1 million in 2019 and $7.6 million in 2018. Income from services charges on deposit accounts is included in service fees and other charges in noninterest income.

•

Interchange income - this represents fees earned from debit and credit cardholder transactions.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees were $4.7 million in 2019 and $4.1 million in 2018, which are reported net of network related charges.  Interchange income is included in service fees and other charges in noninterest income.

•

Wealth management and trust fee income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, and fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenue from wealth management and trust services were $872,000 and $2.3 million, respectively, in 2019 and $821,000 and $2.1 million, respectively in 2018. Income from wealth management services is included in other noninterest income in total noninterest income.  Trust fees are reported separately in total noninterest income.

•

Gain/loss on sales of other real estate owned (“OREO”) - the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO was a loss of $180,000 in 2019 and a loss of $28,000 in 2018. Income from the gain or loss on sales of OREO is included in other noninterest income in total noninterest income.

•

Insurance commissions - this represents new commissions that are recognized when the Company sells insurance policies to customers. The Company is also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer.  Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (i.e., when customer renews the policy). Contingent commission is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved. Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, the Company may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs. Management views the income sources from insurance commissions in two categories: (i) new/renewal commissions and (ii) contingent commissions.  Insurance commissions were $14.1 million for 2019, of which $13.2 million were new/renewal commissions and $921,000 were contingent commissions.  In 2018, insurance commissions were $14.1 million, of which $13.1 million were new/renewal commissions and $1.0 million were contingent commissions.

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

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet. The Company adopted this guidance in the first quarter of 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related non-lease components as a single lease component. The Company has also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are twelve months or less. Implementation of the guidance resulted in the recording of a right-of-use asset of $8.8 million and a lease liability of $9.3 million as of January 1, 2019.  See additional disclosures in Note 9.

Accounting Standards Updates

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU gave all entities an opportunity to reclassify securities held to maturity without tainting the rest of the portfolio if they are eligible to be hedged using the “last-of-layer method.” Note that the securities need not be hedged but simply eligible to be hedged.  The amendments in this ASU are effective for the reporting periods after December 15, 2018. The Company adopted ASU No. 2017-12 effective December 31, 2019 and reclassified its’ held to maturity securities to available-for-sale.

In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new accounting guidance in this ASU replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and HTM debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments. The CECL model requires an entity to estimate credit losses over the life of an asset or off-balance sheet exposure. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018.

The Company is currently evaluating the impact of adoption of this new accounting guidance on its consolidated financial statements. Adoption will be applied through a one-time cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted the guidance on January 1, 2020 and continues implementation efforts through its established Company-wide implementation committee along with consultation of a third-party software vendor. The Company has disaggregated its loan portfolio into segments of like kind loans with additional disaggregation based on risk level of the loans. Models have been chosen to be applied to loan segments based on factors such as life of the loan segment and loan payment types.  The Company has engaged an independent third party to validate the model, methodologies and compliance with the regulation, which will be completed during the first quarter of 2020.  Qualitative factors are designed to capture inherent risks that are not included within the quantitative model and the Company is finalizing the analysis of such factors.  The Company is in the process of implementing the accounting, processes, controls and governance required to comply with the new accounting guidance.

While adoption of this ASU is expected to increase the allowance for credit losses, it does not change the overall credit risk in the Company's portfolios or the ultimate losses therein. The transition adjustment to increase the allowance will primarily result in a decrease to shareholders' equity, net of income taxes, on January 1, 2020. The ultimate impact of the adoption of this ASU will depend on multiple factors including the composition and risk level of the portfolios, finalization of credit loss models, economic conditions and forecasts that existed at the adoption date, and the finalization of qualitative factors.

At adoption, the Company did not have any securities classified as HTM debt securities. No allowance was recorded related to AFS debt securities at the date of adoption, January 1, 2020.

The Federal Reserve and the FDIC have adopted a rule that provides a banking organization the option to phase-in over a three-year period the effects of CECL on its regulatory capital upon the adoption of the standard. The Company does not expect to exercise the phase-in option.

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2017, after giving effect to certain adjustments.  The unaudited pro forma information for the twelve months ended December 31, 2017 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

Pro Forma Twelve
Months Ended
December 31, 2017
(In Thousands, except per share data)
Net Interest Income	$98,856
Provision for loan losses	2,949
Noninterest Income	40,338
Noninterest Expense	82,597
Income Before Income Taxes	53,648
Income Tax Expense	17,780
Net Income	$35,868
Diluted Earnings Per Share	$3.51

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

On September 30, 2019, First Defiance, through First Federal, completed the acquisition of Strategic Investment Advisors, LLC (“SIA”), a financial advisory and brokerage firm.  Located in Sylvania, Ohio, with assets under management of approximately $115 million and annual revenues of approximately $0.6 million, SIA was added to First Federal’s Trust and Wealth Management platform.  The total purchase price paid in cash was made up of the following: $1.6 million was paid at closing, and $400,000 at the end of a two-year earn-out based on the compound revenue growth over the performance period of SIA, for a total purchase price of $2.0 million.  As of December 31, 2019, the Company recorded goodwill of $1.5 million and identifiable intangible assets of $500,000 consisting of customer relationship intangible.

Effective January 31, 2020, the Company merged (the “Merger”) with United Community Financial Corp. (“UCFC”) and its subsidiaries, pursuant to an Agreement and Plan of Merger dated September 9, 2019.   Pursuant to the merger agreement, UCFC was merged with and into First Defiance.  Immediately following the merger, Home Savings Bank was merged with and into First Federal Bank of the Midwest with First Federal surviving the merger.  In addition, UCFC’s wholly owned insurance subsidiaries, HSB Insurance, LLC and United American Financial Services, Inc., each merged with the Company’s wholly owned insurance subsidiary, First Insurance Group of the Midwest, Inc., with First insurance Group of the Midwest, Inc. surviving the merger.

As a result of the Merger and in accordance with the Merger Agreement, each share of UCFC common stock issued and outstanding immediately prior to the effective time was converted into 0.3715 share of First Defiance common stock.  No fractional shares of First Defiance Common Stock were issued in the Merger, and UCFC’s shareholders became entitled to receive cash in lieu of fractional shares.

After the allocation procedures are applied as described above, the Company issued 17,927,017 First Defiance common shares and paid $106,000 to UCFC shareholder’s as a result of the Merger.  Acquisition related costs aggregating $1.4 million were included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2019.  The fair value of First Defiance common shares issued as part of the consideration paid for the UCFC common shares was determined based on the closing price of the Company’s common shares on the effective date of the Merger.

The following table summarizes the consideration paid for UCFC:

.	(in thousands)
Cash	$106
First Defiance shares issued at fair value	526,875
Total fair value of consideration paid	$526,981

Goodwill is expected to be recorded arising from the acquisition consisting largely of synergies and the cost savings resulting from combining the operations of the companies.  No goodwill is expected to be deductible for income tax purposes.  The fair value of the assets acquired and liabilities assumed will be recorded at fair value; however, such valuations are in process at the date of the financial statements.

At the acquisition date, the Company added total assets of $2.8 billion (unaudited), total loans and loans held for sale of $2.4 billion (unaudited), and total deposits of $2.1 billion (unaudited) to the Company’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

	2019	2018	2017
	(In Thousands, Except Per Share Amounts)
Basic Earnings Per Share:
Net income available to common shareholders	$49,370	$46,249	$32,268
Less: Income allocated to participating securities	36	16	5
Net income allocated to common shareholders	$49,334	$46,233	$32,263
Weighted average common shares outstanding Including participating securities	19,844	20,358	19,950
Less: Participating securities	20	9	18
Average common shares	19,824	20,349	19,932
Basic earnings per common share	$2.49	$2.27	$1.62
Diluted Earnings Per Share:
Net income allocated to common shareholders	$49,334	$46,233	$32,263
Weighted average common shares outstanding for basic earnings per common share	19,824	20,349	19,932
Add: Dilutive effects of stock options	107	119	124
Average shares and dilutive potential common shares	19,931	20,468	20,056
Diluted earnings per common share	$2.48	$2.26	$1.61

Shares subject to issue upon exercise of options of zero in 2019, 10,500 in 2018 and zero in 2017 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5.	Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities at December 31, 2019 and 2018, and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2019
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,518	$6	$—	$2,524
Mortgage-backed securities - residential	88,380	1,380	(113)	89,647
REMICs	1,618	18	—	1,636
Collateralized mortgage obligations - residential	81,390	796	(85)	82,101
Corporate bonds and trust preferred	12,011	90	—	12,101
Obligations of state and political subdivisions	91,406	4,042	(9)	95,439
Total Available-for-Sale	$277,323	$6,332	$(207)	$283,448

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2018
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,519	$2	$(18)	$2,503
Mortgage-backed securities - residential	76,165	111	(1,566)	74,710
REMICs	2,712	4	(7)	2,709
Collateralized mortgage obligations - residential	103,026	124	(1,689)	101,461
Corporate bonds	12,910	44	(148)	12,806
Obligations of state and political subdivisions	99,349	1,258	(720)	99,887
Total Available-for-Sale	$296,681	$1,543	$(4,148)	$294,076

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$8	$—	$—	$8
FNMA certificates	31	—	—	31
GNMA certificates	12	—	—	12
Obligations of states and political subdivisions	475	—	—	475
Total Held-to-Maturity	$526	$0	$0	$526

The amortized cost and fair value of the investment securities portfolio at December 31, 2019, is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
2019
Available-for-sale
Due in one year or less	$5,393	$5,403
Due after one year through five years	17,680	17,881
Due after five years through ten years	26,800	27,675
Due after ten years	56,062	59,105
MBS/CMO/REMIC	171,388	173,384
Total	$277,323	$283,448

Securities pledged at year-end 2019 and 2018 had a carrying amount of $158.8 million and $143.9 million, respectively, and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2019, and December 31, 2018:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2019
Available-for-sale securities:
Mortgage-backed securities-residential	$13,830	$(42)	$9,721	$(71)	$23,551	$(113)
Collateralized mortgage obligations	7,448	(29)	5,549	(56)	12,997	(85)
Obligations of state and political subdivisions	1,413	(9)	—	—	1,413	(9)
Total temporarily impaired securities	$22,691	$(80)	$15,270	$(127)	$37,961	$(207)

At December 31, 2018
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$—	$—	$500	$(18)	$500	$(18)
Mortgage-backed securities-residential	11,589	(71)	48,665	(1,495)	60,254	(1,566)
REMIC’s	—	—	857	(7)	857	(7)
Collateralized mortgage obligations	11,613	(53)	70,585	(1,636)	82,198	(1,689)
Corporate Bonds	5,752	(148)	—	—	5,752	(148)
Obligations of state and political subdivisions	11,974	(69)	16,492	(651)	28,466	(720)
Held to maturity securities:	8	—	26	—	34	—
Total temporarily impaired securities	$40,936	$(341)	$137,125	$(3,807)	$178,061	$(4,148)

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

In 2019, 2018 and 2017, management determined there was no OTTI.

Net realized gains from the sales and calls of investment securities totaled $24,000 ($19,000 after tax) in 2019 while there were net realized gains of $173,000 ($136,000 after tax) and $584,000 ($380,000 after tax) in 2018 and 2017, respectively.

The proceeds from sales and calls of securities and the associated gains and losses for the years ended December 31 are listed below:

	2019	2018	2017
	(In Thousands)
Proceeds	$2,667	$5,503	$34,248
Gross realized gains	35	178	665
Gross realized losses	(11)	(5)	(81)

6.	Commitments and Contingent Liabilities

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (In Thousands):

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$55,013	$123,798	$44,352	$114,308
Unused lines of credit	7,625	425,484	7,523	382,189
Standby letters of credit	—	14,215	—	7,239
Total	$62,638	$563,497	$51,875	$503,736

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan commitments at December 31, 2019, had interest rates ranging from 3.00% to 18.00% and maturities ranging from less than one year to 30 years.

In addition to the above commitments, at December 31, 2019, First Defiance had commitments to sell $15.8 million of loans to Freddie Mac, Fannie Mae, or FHLB of Cincinnati.

7.	Loans

Loans receivable consist of the following:

	December 31, 2019	December 31, 2018
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$324,773	$322,686
Secured by multi-family residential	270,839	278,358
Secured by commercial real estate	1,235,187	1,126,452
Construction	305,305	265,772
	2,136,104	1,993,268
Other Loans:
Commercial	578,071	509,577
Home equity and improvement	122,864	128,152
Consumer Finance	37,649	34,405
	738,584	672,134
Total loans	2,874,688	2,665,402
Deduct:
Undisbursed loan funds	(94,865)	(123,293)
Net deferred loan origination fees and costs	(2,259)	(2,070)
Allowance for loan loss	(31,243)	(28,331)
Totals	$2,746,321	$2,511,708

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses the year-to-date activity in the allowance for loan loss for the dates indicated by portfolio segment (In Thousands):

Year to Date December 31, 2019	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,881	$3,101	$12,041	$682	$7,281	$2,026	$319	$28,331
Charge-Offs	(515)	(133)	(15)	—	(528)	(245)	(289)	(1,725)
Recoveries	193	52	593	—	642	184	68	1,732
Provisions	308	(81)	744	314	1,608	(265)	277	2,905
Ending Allowance	$2,867	$2,939	$13,363	$996	$9,003	$1,700	$375	$31,243

Year to Date December 31, 2018	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683
Charge-Offs	(261)	—	(1,387)	—	(724)	(269)	(233)	(2,874)
Recoveries	131	57	720	—	2,221	191	26	3,346
Provisions	479	342	2,354	35	(2,181)	(151)	298	1,176
Ending Allowance	$2,881	$3,101	$12,041	$682	$7,281	$2,026	$319	$28,331

Year to Date December 31, 2017	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,627	$2,228	$10,625	$450	$7,361	$2,386	$207	$25,884
Charge-Offs	(279)	—	(429)	—	(2,301)	(301)	(139)	(3,449)
Recoveries	115	32	657	—	243	167	85	1,299
Provisions	69	442	(499)	197	2,662	3	75	2,949
Ending Allowance	$2,532	$2,702	$10,354	$647	$7,965	$2,255	$228	$26,683

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019:  (In Thousands)

	1-4 Family Residential Real Estate	Multi Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity & Improvement	Consumer Finance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$115	$—	$85	$—	$174	$48	$—	$422
Collectively evaluated for impairment	2,752	2,939	13,278	996	8,829	1,652	375	30,821
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance balance	$2,867	$2,939	$13,363	$996	$9,003	$1,700	$375	$31,243
Loans:
Loans individually evaluated for impairment	$7,049	$130	$21,002	$—	$6,655	$759	$28	$35,623
Loans collectively evaluated for impairment	318,106	271,338	1,218,968	206,721	573,244	122,963	37,808	2,749,148
Loans acquired with deteriorated credit quality	989	289	632	—	12	—	—	1,922
Total ending loans balance	$326,144	$271,757	$1,240,602	$206,721	$579,911	$123,722	$37,836	$2,786,693

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018:  (In Thousands)

	1-4 Family Residential Real Estate	Multi Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity & Improvement	Consumer Finance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$175	$3	$95	$—	$79	$242	$1	$595
Collectively evaluated for impairment	2,706	3,098	11,946	682	7,202	1,784	318	27,736
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance balance	$2,881	$3,101	$12,041	$682	$7,281	$2,026	$319	$28,331
Loans:
Loans individually evaluated for impairment	$6,774	$1,347	$26,334	$—	$10,477	$963	$45	$45,940
Loans collectively evaluated for impairment	315,385	277,105	1,102,355	142,096	500,730	128,065	34,486	2,500,222
Loans acquired with deteriorated credit quality	1,012	296	846	—	177	—	—	2,331
Total ending loans balance	$323,171	$278,748	$1,129,535	$142,096	$511,384	$129,028	$34,531	$2,548,493

The following tables presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans for the years ended December 31, 2019, 2018 and 2017 (In Thousands):

	Twelve Months Ended December 31, 2019
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,975	$206	$198
Residential Non Owner Occupied	2,065	135	137
Total 1-4 Family Residential Real Estate	7,040	341	335
Multi-Family Residential Real Estate	486	37	37
CRE Owner Occupied	6,935	382	332
CRE Non Owner Occupied	1,793	119	83
Agriculture Land	13,210	768	778
Other CRE	656	76	71
Total Commercial Real Estate	22,594	1,345	1,264
Construction	—	—	—
Commercial Working Capital	6,985	370	270
Commercial Other	1,412	76	75
Total Commercial	8,397	446	345
Home Equity and Home Improvement	862	38	35
Consumer Finance	27	1	1
Total Impaired Loans	$39,406	$2,208	$2,017

	Twelve Months Ended December 31, 2018
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,704	$151	$150
Residential Non Owner Occupied	2,354	133	126
Total 1-4 Family Residential Real Estate	7,058	284	276
Multi-Family Residential Real Estate	1,644	90	89
CRE Owner Occupied	9,992	234	221
CRE Non Owner Occupied	2,620	94	93
Agriculture Land	13,827	575	575
Other CRE	1,304	106	106
Total Commercial Real Estate	27,743	1,009	995
Construction	—	—	—
Commercial Working Capital	8,047	256	245
Commercial Other	3,501	119	119
Total Commercial	11,548	375	364
Home Equity and Home Improvement	1,150	38	38
Consumer Finance	39	4	4
Total Impaired Loans	$49,182	$1,800	$1,766

	Twelve Months Ended December 31, 2017
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,811	$138	$138
Residential Non Owner Occupied	3,038	138	138
Total 1-4 Family Residential Real Estate	6,849	276	276
Multi-Family Residential Real Estate	2,471	58	58
CRE Owner Occupied	10,592	110	109
CRE Non Owner Occupied	3,768	140	133
Agriculture Land	9,667	472	229
Other CRE	1,603	76	70
Total Commercial Real Estate	25,630	798	541
Construction	—	—	—
Commercial Working Capital	5,235	129	123
Commercial Other	5,940	109	79
Total Commercial	11,175	238	202
Home Equity and Home Improvement	1,217	43	43
Consumer Finance	59	4	4
Total Impaired Loans	$47,401	$1,417	$1,124

The following table presents loans individually evaluated for impairment by class of loans (In Thousands):

	December 31, 2019			December 31, 2018
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$86	$86	$—	$901	$775	$—
Residential Non Owner Occupied	962	967	—	950	955	—
Total 1-4 Family Residential Real Estate	1,048	1,053	—	1,851	1,730	—
Multi-Family Residential Real Estate	128	130	—	1,296	1,302	—
CRE Owner Occupied	5,098	4,814	—	7,464	6,202	—
CRE Non Owner Occupied	1,815	1,006	—	1,824	1,659	—
Agriculture Land	12,734	12,792	—	14,915	14,994	—
Other CRE	—	—	—	464	462	—
Total Commercial Real Estate	19,647	18,612	—	24,667	23,317	—
Construction	—	—	—	—	—	—
Commercial Working Capital	5,417	5,435	—	7,569	7,498	—
Commercial Other	469	471	—	2,095	2,100	—
Total Commercial	5,886	5,906	—	9,664	9,598	—
Home Equity and Home Improvement	151	151	—	—	—	—
Consumer Finance	—	—	—	—	—	—
Total loans with no allowance recorded	$26,860	$25,852	$—	$37,478	$35,947	$—
With an allowance recorded:
Residential Owner Occupied	$5,137	$4,977	$104	$3,926	$3,884	$148
Residential Non Owner Occupied	1,014	1,019	11	1,152	1,160	27
Total 1-4 Family Residential Real Estate	6,151	5,996	115	5,078	5,044	175
Multi-Family Residential Real Estate	—	—	—	44	44	3
CRE Owner Occupied	2,085	1,623	60	2,419	1,935	38
CRE Non Owner Occupied	317	319	13	350	353	16
Agriculture Land	262	268	3	37	38	2
Other CRE	401	180	9	1,107	691	39
Total Commercial Real Estate	3,065	2,390	85	3,913	3,017	95
Construction	—	—	—	—	—	—
Commercial Working Capital	682	450	150	525	528	55
Commercial Other	318	299	24	560	352	24
Total Commercial	1,000	749	174	1,085	880	79
Home Equity and Home Improvement	654	608	48	1,013	963	242
Consumer Finance	28	28	—	45	45	1
Total loans with an allowance recorded	$10,898	$9,771	$422	$11,178	$9,993	$595

*	Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	December 31, 2019	December 31, 2018
	(In Thousands)
Non-accrual loans	$13,437	$19,016
Loans over 90 days past due and still accruing	—	—
Total non-performing loans	13,437	19,016
Real estate and other assets held for sale	100	1,205
Total non-performing assets	$13,537	$20,221
Troubled debt restructuring, still accruing	$8,486	$11,573

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2019, by class of loans:  (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$193,226	$1,285	$548	$646	$2,479	$2,268
Residential Non Owner Occupied	130,374	43	22	—	65	143
Total 1-4 Family Residential Real Estate	323,600	1,328	570	646	2,544	2,411
Multi-Family Residential Real Estate	271,757	—	—	—	—	—
CRE Owner Occupied	441,414	47	—	368	415	2,196
CRE Non Owner Occupied	603,609	93	—	613	706	1,285
Agriculture Land	127,889	199	172	1,735	2,106	4,123
Other Commercial Real Estate	64,463		—	—	—	5
Total Commercial Real Estate	1,237,375	339	172	2,716	3,227	7,609
Construction	206,721	—	—	—	—	—
Commercial Working Capital	248,261	253	171	2,293	2,717	2,570
Commercial Other	328,727	20	35	151	206	391
Total Commercial	576,988	273	206	2,444	2,923	2,961
Home Equity and Home Improvement	122,487	956	240	39	1,235	449
Consumer Finance	37,622	143	64	7	214	7
Total Loans	$2,776,550	$3,039	$1,252	$5,852	$10,143	$13,437

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2018, by class of loans (In Thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$199,664	$887	$821	$1,402	$3,110	$3,266
Residential Non Owner Occupied	119,988	64	180	165	409	363
Total 1-4 Family Residential Real Estate	319,652	951	1,001	1,567	3,519	3,629
Multi-Family Residential Real Estate	278,748	—	—	—	—	102
CRE Owner Occupied	416,879	52	300	138	490	4,377
CRE Non Owner Occupied	534,823	6	119	—	125	620
Agriculture Land	129,040	66	—	2,869	2,935	5,267
Other Commercial Real Estate	45,232	11	—	—	11	—
Total Commercial Real Estate	1,125,974	135	419	3,007	3,561	10,264
Construction	142,096	—	—	—	—	—
Commercial Working Capital	217,832	268	—	3,838	4,106	4,021
Commercial Other	289,125	32	54	235	321	480
Total Commercial	506,957	300	54	4,073	4,427	4,501
Home Equity and Home Improvement	127,346	1,446	146	90	1,682	394
Consumer Finance	34,224	134	77	96	307	126
Total Loans	$2,534,997	$2,966	$1,697	$8,833	$13,496	$19,016

Troubled Debt Restructurings

As of December 31, 2019 and 2018, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $15.1 million and $19.2 million, respectively.  The Company allocated $388,000 and $581,000, of specific reserves to those loans at December 31, 2019 and 2018, and committed to lend additional amounts totaling up to $226,000 and $169,000 at December 31, 2019 and 2018.

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

Of the loans modified in a TDR, $6.6 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the years indicated (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended		Loans Modified as a TDR for the Twelve Months Ended		Loans Modified as a TDR for the Twelve Months Ended
	December 31, 2019		December 31, 2018		December 31, 2017
TDRs	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	12	$1,332	18	$980	24	$982
Residential Non Owner Occupied	0	0	4	189	5	193
Multi Family	—	—	—	—	—	—
CRE Owner Occupied	0	—	12	1,639	2	149
CRE Non Owner Occupied	2	621	1	42	1	262
Agriculture Land	—	—	—	—	5	1,700
Other CRE	—	—	—	—	2	153
Commercial Working Capital	3	170	5	2,898	7	1,475
Commercial Other	2	147	1	44	7	3,833
Home Equity and Home Improvement	1	25	7	89	6	152
Consumer Finance	—	—	8	29	5	14
Total	20	$2,295	56	$5,910	64	$8,913

The loans described above increased the allowance for loan losses (“ALLL”) by $34,000 for the year ended December 31, 2019, decreased the ALLL by $110,000 for the year ended December 31, 2018, and increased the ALLL by $104,000 for the year ended December 31, 2017.

Of the 2019 modifications, one was made a TDR due to terming out lines of credit, one loan was made a TDR due to a period of interest only payments, three were classified as TDR due to extending the maturity, two were classified as TDR due to bankruptcy and 13 were classified as TDR because the current debt was refinanced due to maturity or for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the indicated:

	For the Twelve Months Ended		For the Twelve Months Ended		For the Twelve Months Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	($ in thousands)
TDRs That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)
Residential Owner Occupied	—	$—	1	$76	—	$—
Residential Non Owner Occupied	—	—	1	45	—	—
CRE Owner Occupied	1	81	—	—	—	—
CRE Non Owner Occupied	—	—	—	—	—	—
Agriculture Land	—	—	—	—	—	—
Other CRE	—	—	—	—	—	—
Commercial Working Capital	3	2,248	3	2,644	—	—
Commercial Other	—	—	1	30	—	—
Home Equity and Home Improvement	—	—	1	61	—	—
Consumer	—	—	—	—	—	—
Total	4	$2,329	7	$2,856	—	$—

The TDRs that subsequently defaulted described above increased the ALLL by $4,000 for the year ended December 31, 2019, and increased the ALLL by $17,000 for the year ended December 31, 2018.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$34,732	$—	$1,845	$—	$159,128	$195,705
Residential Non Owner Occupied	124,807	415	1,634	—	3,583	130,439
Total 1-4 Family Real Estate	159,539	415	3,479	—	162,711	326,144
Multi-Family Residential Real Estate	271,374	—	383	—	—	271,757
CRE Owner Occupied	417,139	18,513	6,130	—	47	441,829
CRE Non Owner Occupied	598,684	3,756	1,875	—	—	604,315
Agriculture Land	111,270	4,272	14,453	—	—	129,995
Other CRE	62,522	656	256	—	1,029	64,463
Total Commercial Real Estate	1,189,615	27,197	22,714	—	1,076	1,240,602
Construction	182,858	1,645	—	—	22,218	206,721
Commercial Working Capital	225,827	18,742	6,409	—	—	250,978
Commercial Other	322,185	5,420	1,328	—	—	328,933
Total Commercial	548,012	24,162	7,737	—	—	579,911
Home Equity and Home Improvement	—	—	315	—	123,407	123,722
Consumer Finance	—	—	20	—	37,816	37,836
Total Loans	$2,351,398	$53,419	$34,648	$—	$347,228	$2,786,693

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$9,419	$91	$3,130	$—	$190,134	$202,774
Residential Non Owner Occupied	109,885	700	3,087	—	6,725	120,397
Total 1-4 Family Real Estate	119,304	791	6,217	—	196,859	323,171
Multi-Family Residential Real Estate	276,594	—	2,047	—	107	278,748
CRE Owner Occupied	402,008	5,724	9,547	—	89	417,368
CRE Non Owner Occupied	529,842	2,807	2,297	—	—	534,946
Agriculture Land	111,595	4,023	16,358	—	—	131,976
Other CRE	42,189	730	1,244	—	1,082	45,245
Total Commercial Real Estate	1,085,634	13,284	29,446	—	1,171	1,129,535
Construction	122,775	219	—	—	19,102	142,096
Commercial Working Capital	205,903	6,546	9,489	—	—	221,938
Commercial Other	279,234	7,011	3,201	—	—	289,446
Total Commercial	485,137	13,557	12,690	—	—	511,384
Home Equity and Home Improvement	—	—	434	—	128,594	129,028
Consumer Finance	—	—	206	—	34,325	34,531
Total Loans	$2,089,444	$27,851	$51,040	$—	$380,158	$2,548,493

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

The outstanding balance of those loans by segment is as follows (In thousands):

	December 31, 2019	December 31, 2018
1-4 Family Residential Real Estate	$1,011	$1,045
Multi-Family Residential Real Estate	290	300
Commercial Real Estate Loans	681	899
Commercial	57	227
Consumer	—	—
Total Outstanding Balance	$2,039	$2,471
Recorded Investment, net of allowance of $0	$1,922	$2,331

Accretable yield, or income expected to be collected, is as follows:

	2019	2018
Balance at January 1	$468	$804
New Loans Purchased	—	—
Accretion of Income	(26)	(139)
Reclassification from Non-accretable	—	—
Charge-off of Accretable Yield	—	(197)
Balance at December 31	$442	$468

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the twelve months ended December 31, 2019 or 2018.   No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the period ended December 31, 2017, using information as of the date of acquisition are included in the table below. There were no such loans purchased during the years ended December 31, 2019 and December 31, 2018. (In Thousands)

1-4 Family Residential Real Estate	$1,720
Commercial Real Estate	4,724
Commercial	785
Consumer	4
Total	$7,233
Cash Flows Expected to be Collected at Acquisition	$5,721
Fair Value of Acquired Loans at Acquisition	$4,703

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31,
	2019	2018
	(In Thousands)
Beginning balance	$21,563	$16,728
New loans	4,152	10,806
Effect of changes in composition of related parties	—	(217)
Repayments	(3,866)	(5,754)
Ending Balance	$21,849	$21,563

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $981,000 as of December 31, 2019.

8.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Gain from sale of mortgage loans	$7,706	$4,502	$4,664
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,820	3,784	3,714
Amortization of mortgage servicing rights	(1,809)	(1,341)	(1,464)
Mortgage servicing rights valuation adjustments	(234)	132	90
	1,777	2,575	2,340
Net mortgage banking income	$9,483	$7,077	$7,004

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.46 billion at December 31, 2019, and $1.41 billion at December 31, 2018.

Activity for capitalized mortgage servicing rights (“MSRs”) and the related valuation allowance is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,419	$10,240	$10,117
Loans sold, servicing retained	2,191	1,520	1,587
Amortization	(1,809)	(1,341)	(1,464)
Carrying value before valuation allowance at end of period	10,801	10,419	10,240
Valuation allowance:
Balance at beginning of period	(300)	(432)	(522)
Impairment recovery (charges)	(234)	132	90
Balance at end of period	(534)	(300)	(432)
Net carrying value of MSRs at end of period	$10,267	$10,119	$9,808
Fair value of MSRs at end of period	$10,378	$10,656	$9,930

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2019, 2018 or 2017.  Based on management’s estimate of potential losses from secondary market buyback activity, a liability of $43,000 was accrued at both December 31, 2019 and 2018, and is reflected in other liabilities in the Consolidated Statements of Financial Condition.  Expense (credit) recognized related to the accrual was $0, $0 and $(36,000) for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31,
	2019		2018
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(In Thousands)
Fannie Mae	4,915	$465,982	4,919	$461,730
Freddie Mac	9,833	977,649	9,571	937,406
Federal Home Loan Bank	118	17,564	99	11,983
Other	12	450	17	714
Totals	14,878	$1,461,645	14,606	$1,411,833

Custodial escrow balances maintained in connection with serviced loans were $15.3 million and $14.3 million at December 31, 2019 and 2018, respectively.

Significant assumptions at December 31, 2019, used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 177 and a weighted average discount rate of 12.01%.  Significant assumptions at December 31, 2018, used in determining the value of MSRs include a weighted average prepayment rate of 131 PSA and a weighted average discount rate of 12.01%.

9.	Premises and Equipment and Leases

Premises and equipment are summarized as follows:

	December 31,
	2019	2018
	(In Thousands)
Cost:
Land	$8,137	$7,977
Land improvements	1,326	1,326
Buildings	44,707	44,632
Leasehold improvements	969	1,015
Furniture, fixtures and equipment	25,703	34,871
Construction in process	990	692
	81,832	90,513
Less allowances for depreciation and amortization	(42,269)	(49,843)
	$39,563	$40,670

Depreciation expense was $4.2 million, $3.7 million and $3.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using a modified retrospective transition approach applying several of available practical expedients at the date of initial application. These practical expedients included carryover of historical lease determination and classification conclusions, carryover of historical initial direct cost balances for existing leases and accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component.  All periods presented after January 1, 2019 are under ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting of ASC 840. Financial information was not updated and the disclosures required under ASC 842 were not provided for dates and periods before January 1, 2019.

The lease agreements have maturity dates ranging from December 2020 to December 2039, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 17.07 years as of December 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 3.17% as of December 31, 2019.

The total operating lease costs were $945,000 for the year ended December 31, 2019.  Rent expense for operating leases was $1.0 million and $691,000 in 2018 and 2017, respectively.

The short-term lease costs and cash payments on operating leases were $921,000 for the year ended December 31, 2019. The right-of-use asset, included in other assets, and lease liabilities, included in other liabilities, were $8.9 million and $9.5 million as of December 31, 2019 respectively.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2019:

2020	$1,211
2021	1,187
2022	1,115
2023	1,095
2024	1,090
Thereafter	13,486
Total	$19,184

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of December 31, 2019, is show below.

Undiscounted cash flows	$19,184
Undiscounted cashflows associated with new lease effective 1/1/2020	(2,459)
Undiscounted cashflows associated with new lease effective approx. 02/2020	(1,369)
Undiscounted cashflows associated with new lease effective approx.04/2020	(2,239)
Discount effect of cash flows	(3,628)
Total	$9,489

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

10.	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31,
	2019	2018
	(In Thousands)
Beginning balance	$98,569	$98,569
Goodwill acquired or adjusted during the year	1,500	—
Ending balance	$100,069	$98,569

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2019, 2018 and 2017, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(In Thousands)
Balance as of January 1, 2017	$14,477	$(13,141)	$1,336
Intangible assets acquired	5,656	—	5,656
Amortization of intangible assets	—	(1,289)	(1,289)
Balance as of December 31, 2017	20,133	(14,430)	5,703
Amortization of intangible assets	—	(1,312)	(1,312)
Balance as of December 31, 2018	20,133	(15,742)	4,391
Intangible assets acquired	500	—	500
Amortization of intangible assets	—	(1,119)	(1,119)
Balance as of December 31, 2019	$20,633	$(16,861)	$3,772

Estimated amortization expense for each of the next five years and thereafter is as follows (In Thousands):

2020	$1,003
2021	824
2022	647
2023	500
2024	373
Thereafter	425
Total	$3,772

11.	Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Checking and money market accounts	$7,650	$3,997	$2,033
Savings accounts	142	115	102
Certificates of deposit	14,821	9,785	6,683
Totals	$22,613	$13,897	$8,818

A summary of deposit balances is as follows:

	December 31,
	2019	2018
	(In Thousands)
Noninterest-bearing checking accounts	$630,359	$607,198
Interest-bearing checking and money market accounts	1,198,012	1,040,471
Savings deposits	303,166	292,829
Retail certificates of deposit less than $250,000	631,253	591,822
Retail certificates of deposit greater than $250,000	107,535	88,562
	$2,870,325	$2,620,882

Scheduled maturities of certificates of deposit at December 31, 2019, are as follows (In Thousands):

2020	$457,202
2021	179,084
2022	56,144
2023	17,359
2024	28,999
Thereafter	—
Total	$738,788

12.	Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities; certain first mortgage home equity loans, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 300% of the borrowings. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2019, and December 31, 2018, were $1.2 billion and $1.2 billion, respectively. First Federal could obtain advances of up to approximately $744.8 million from the FHLB at December 31, 2019.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
	(In Thousands)
December 31, 2019
Single maturity fixed rate advances	83,999	January 2020 to October 2024	2.00%
Amortizable mortgage advances	1,085	August 2027	2.14%
Fair value adj. on acquired balances	(21)
	$85,063
December 31, 2018
Single maturity fixed rate advances	$59,000	January 2019 to March 2022	1.67%
Amortizable mortgage advances	1,213	August 2027	2.14%
Overnight advances	25,000	Overnight	2.45%
Fair value adj. on acquired balances	(24)
	$85,189

Estimated future minimum principal payments by fiscal year based on maturity date are as follows (In Thousands):

2020	$21,000
2021	20,000
2022	23,000
2023	10,000
2024	11,084
Thereafter	0
Total minimum payments	85,084
Less fair value adj. on acquired balances	(21)
Totals	$85,063

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2019 and 2018, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit.  The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available.  There were no borrowings against this line at December 31, 2019, but $25 million was drawn on this line at December 31, 2018.  Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

13.	Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.39% and 4.29% as of December 31, 2019 and 2018, respectively.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 3.27% and 4.17% as of December 31, 2019 and 2018, respectively.

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

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31,
	2019	2018
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14.	Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

Total securities sold under agreement to repurchase are summarized as follows:

	Years Ended December 31,
	2019	2018
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$2,999	$5,741
Year-end interest rate	0.24%	0.31%
Average daily balance during year	3,587	8,911
Maximum month-end balance during the year	6,402	18,259
Average interest rate during the year	0.29%	0.26%

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

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2019 and 2018, is presented in the following tables.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At December 31, 2019		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$1,848	$—	$—	$—	$1,848
Collateralized mortgage obligations	1,151	—	—	—	1,151
Total borrowings	$2,999	$—	$—	$—	$2,999
Gross amount of recognized liabilities for repurchase agreements					$2,999

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At December 31, 2018		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$4,199	$—	$—	$—	$4,199
Collateralized mortgage obligations	1,542	—	—	—	1,542
Total borrowings	$5,741	$—	$—	$—	$5,741
Gross amount of recognized liabilities for repurchase agreements					$5,741

As of December 31, 2019 and 2018, First Federal had the following undrawn lines of credit facilities available for short-term borrowing purposes:

A $20.0 million line of credit with First Tennessee Bank.  The rate on the line of credit is at three- month LIBOR, which floats quarterly. This line was undrawn upon as of December 31, 2019 and 2018.

A $11.2 million line of credit with the Federal Reserve Bank Discount Window, at an interest rate of 50 basis points over the federal funds rate.  The fed funds rate as of December, 31, 2019, was 1.75%.  This line was undrawn upon as of December 31, 2019 and 2018.

A $25.0 million line of credit with U.S. Bank.  The rate on this line of credit is U.S. Bank’s federal funds rate, which floats daily.  This line was undrawn upon as of December 31, 2019 and 2018.

15.	Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Legal and other professional fees	$3,693	$3,328	$3,603
Marketing	2,262	2,407	2,070
State financial institutions tax	2,193	2,118	1,819
OREO expenses and write-downs	369	742	177
Printing and office supplies	603	631	626
Amortization of intangibles	1,119	1,312	1,289
Postage	484	505	523
Check charge-offs and fraud losses	384	415	277
Credit and collection expense	398	379	359
Other (1) (2) (3)	10,817	6,792	8,067
Total other noninterest expense	$22,322	$18,629	$18,810

1)	2019 includes a credit of $1.4 million of acquisition related expenses.
2)	2018 includes a credit of $806,000 for an accounting correction related to the Deferred Compensation Plan. See Note 19 for further details.
3)	2017 includes $1.1 million of acquisition related expenses.

16.	Postretirement Benefits

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

Included in accumulated other comprehensive income at December 31, 2019, 2018 and 2017, are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31,
	2019	2018	2017
	(In Thousands)
Unrecognized prior service cost	$84	$97	$39
Unrecognized actuarial gains (losses)	224	(86)	551
Total loss recognized in Accumulated Other Comprehensive Income	308	11	590
Income tax effect	(64)	80	(206)
Net loss recognized in Accumulated Other Comprehensive Income	$244	$91	$384

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2020, is $14,000 ($11,000 net of tax) and $0, respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31,
	2019	2018
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,642	$3,194
Service cost	53	55
Interest cost	105	105
Participant contribution	29	32
Plan amendments for acquisitions	—	72
Actuarial (gains) / losses	310	(632)
Benefits paid	(152)	(184)
Benefit obligation at end of year	2,987	2,642
Change in fair value of plan assets:
Balance at beginning of year	—	—
Employer contribution	123	152
Participant contribution	29	32
Benefits paid	(152)	(184)
Balance at end of year	—	—
Funded status at end of year	$(2,987)	$(2,642)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Service cost-benefits attributable to service during the period	$53	$55	$58
Interest cost on accumulated postretirement benefit obligation	105	105	117
Net amortization and deferral	14	18	19
Net periodic postretirement benefit cost	172	178	194
Net (gain) / loss during the year	310	(632)	166
Plan amendment for acquisition	—	72	—
Amortization of prior service cost and actuarial losses	(14)	(18)	(19)
Total recognized in comprehensive income (loss)	296	(578)	147
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$468	$(400)	$341

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2019	2018	2017
Weighted average discount rates:
Used to determine benefit obligations at December 31	3.00%	4.00%	3.50%
Used to determine net periodic postretirement benefit cost for years ended December 31	4.00%	3.50%	4.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.00%	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	3.90%	5.00%
Year that rate reaches ultimate trend rate	2075	2075	2022

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2020	$187
2021	202
2022	215
2023	223
2024	190
2025 through 2029	989

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(In Thousands)
Effect on total of service and interest cost	$7	$22	$(6)	$(18)
Effect on postretirement benefit obligation	199	178	(172)	(153)

The Company expects to contribute $187,000 before reflecting expected Medicare retiree drug subsidy payments in 2020.

17.	Regulatory Matters

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

The following schedule presents First Defiance consolidated and First Federal’s regulatory capital ratios as of December 31, 2019 and 2018 (Dollars in Thousands):

	December 31, 2019
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$322,813	10.60%	$137,001	4.5%	N/A	N/A
First Federal	$335,251	11.03%	$136,752	4.5%	$197,531	6.5%
Tier 1 Capital (2)
Consolidated	$357,813	10.78%	$132,805	4.0%	N/A	N/A
First Federal	$335,251	10.13%	$132,435	4.0%	$165,544	5.0%
Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$357,813	11.75%	$182,667	6.0%	N/A	N/A
First Federal	$335,251	11.03%	$182,336	6.0%	$243,114	8.0%
Total Capital (to Risk Weighted Assets) (2)
Consolidated	$389,056	12.78%	$243,556	8.0%	N/A	N/A
First Federal	$366,494	12.06%	$243,114	8.0%	$303,893	10.0%

(1)	Excludes capital conservation buffer of 2.5% as of December 31, 2019.
(2)

Core capital is computed as a percentage of adjusted total assets of $3.32 billion for consolidated and $3.31billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $3.04 billion for consolidated and for the Bank.

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

Dividend Restrictions - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $36.0 million in dividends to First Defiance in 2019 and $22.0 million in 2018. First Federal may not pay dividends to First Defiance in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits without the approval of the OCC.  First Insurance paid $1.2 million in dividends to First Defiance in 2019 and $1.6 million in dividends in 2018.  First Defiance Risk Management paid $1.4 million in dividends to First Defiance in 2019 and $950,000 million in 2018.

18.	Income Taxes

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017.  As a result of the new law, which is more fully discussed below, the Company recognized a net tax expense of $154,000.

The components of income tax expense are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Current:
Federal	$11,476	$9,538	$14,588
State and local	210	207	181
Deferred	(419)	881	1,261
Tax reform revaluation	—	—	154
	$11,267	$10,626	$16,184

The effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Tax expense at statutory rate (21%-2019 and 2018, 35%-2017)	$12,734	$11,944	$16,958
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	166	164	119
Tax exempt interest income, net of TEFRA	(729)	(770)	(1,218)
Bank owned life insurance	(555)	(255)	(1,212)
Captive insurance	(354)	(325)	(364)
BOLI surrender	—	—	1,721
Tax reform revaluation	—	—	154
Other	5	(132)	26
Totals	$11,267	$10,626	$16,184

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$6,475	$5,802
Postretirement benefit costs	613	473
Deferred compensation	1,208	1,011
Impaired loans	855	1,154
Accrued vacation	11	11
Allowance for real estate held for sale losses	—	62
Deferred loan origination fees and costs	474	435
Accrued bonus	938	638
Net unrealized losses on available-for-sale securities	—	547
Right of use asset	1,993	—
Other	1,517	1,273
Total deferred federal income tax assets	14,084	11,406
Deferred federal income tax liabilities:
FHLB stock dividends	1,404	1,558
Goodwill	4,956	4,584
Mortgage servicing rights	2,156	2,125
Fixed assets	1,935	2,046
Other intangible assets	647	778
Loan mark to market	5	7
Net unrealized gains on available-for-sale securities	1,286	—
Prepaid expenses	708	550
Lease liabilties	1,876	—
Other	16	22
Total deferred federal income tax liabilities	14,989	11,670
Net deferred federal income tax asset/ (liability)	$(905)	$(264)

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2019.

Retained earnings at December 31, 2019, include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2019, was approximately $2.31 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (In Thousands):

Balance at January 1, 2017	$398
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	—
Settlements	(398)
Balance at December 31, 2017	$—
Balance at January 1, 2018	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	—
Settlements	—
Balance at December 31, 2018	$—
Balance at January 1, 2019	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	—
Settlements	—
Balance at December 31, 2019	$—

The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The total amount of interest and penalties recorded in the income statement was $0 for each of the years ended December 31, 2019, 2018 and 2017.  The amount accrued for interest and penalties was $0 at December 31, 2019, 2018 and 2017.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2016. At December 31, 2019, the Company operated primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

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

401(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (the “First Defiance 401(k)”) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $1.35 million, $1.31 million and $1.19 million for the years ended December 31, 2019, 2018 and 2017, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was $60,000, $38,000 and $248,000 of expense recorded for the years ended December 31, 2019, 2018 and 2017, respectively, with a liability of $1.78 million and $1.71 million for future benefits recorded at December 31, 2019 and 2018, respectively.  The acquisition of CSB added $402,000 to this liability in 2017.

Deferred Compensation

The deferred compensation plan covers all directors and certain employees that elect to participate.  Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over a defined time period.  In the fourth quarter of 2018, the stock market declined significantly resulting in a significant decline in the value of the assets and liabilities of the deferred compensation plan and an accounting correction in the deferred compensation plan was recognized.  The deferred compensation plan has approximately $6.9 and $5.5 million in assets and liabilities, respectively, as of December 31, 2019, which are matched in terms of investment elections.  As of December 31, 2018, the deferred compensation plan had approximately $5.0 million in assets and liabilities which are matched in terms of investment elections.  Every year, other noninterest income and other noninterest expense reflects the changes in fair value of the underlying investments in the assets and liabilities, respectively.  The Company made an accounting correction in 2018, which was expected to minimize any net impact to earnings from the deferred compensation plan going forward.  This accounting correction was deemed immaterial and resulted in a one-time reduction to other noninterest expense of $806,000, including a $636,000 adjustment to equity for the phantom stock elections within the plan, and a $170,000 adjustment for the tax liability, as of December 31, 2018.  The phantom shares are carried at cost in equity and will be treated as outstanding shares for earnings per share calculations. The net expense (income) recorded for the deferred compensation plan, excluding the one-time accounting correction, for each of the last three years was $85,000, $15,000 and $427,000 in 2019, 2018 and 2017.

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

As of December 31, 2019, 17,700 options had been granted pursuant to previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The Company approved a Short-Term (“STIP”) Incentive Plan and a Long-Term (“LTIP”) Equity Incentive Plan for selected members of management.

Under the 2018 and 2019 STIPs, the participants could earn up to 10% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year.  The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year. The participants are required to be employed on the day of payout in order to receive such payment.

Under each LTIP, the participants may earn between 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 41,314, 41,676 and 69,014 RSU’s to the participants in the 2017, 2018 and 2019 LTIPs, respectively, effective January 1 in the year the award was made, which represents the maximum target award. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period.  The participants are required to be employed on the day of payout in order to receive the payment.

A total of 48,363 RSU’s were issued to the participants of the 2016 LTIP in the first quarter of 2019 for the three year performance period ended December 31, 2018.

In 2019, the Company also granted to employees 38,567 restricted shares, of which 13,916 were RSUs and 24,651 were restricted stock grants.  Of the 24,651 restricted stock grants, 5,258 were issued to directors and have a one-year vesting period.  The remaining 19,393 were issued to employees and have a three year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

There were no options granted during the twelve months ended December 31, 2019, or December 31, 2018.

Following is activity under the plans during 2019:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2019	39,400	$14.00
Forfeited or cancelled	(2,500)	18.02
Exercised	(19,200)	10.15
Granted	—	—
Options outstanding, December 31, 2019	17,700	$17.60	5.49	$246
Vested or expected to vest at December 31, 2019	17,700	$17.60	5.49	$246
Exercisable at December 31, 2019	12,000	$17.37	5.40	$170

Information related to the stock option plans is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$390	$893	$301
Cash received from option exercises	189	111	199
Tax benefit realized from option exercises	4	28	54
Weighted average fair value of options granted	$—	$—	$—

As of December 31, 2019, there was $14,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.0 years.

At December 31, 2019, 207,564 restricted share awards were outstanding. Compensation expense is recognized over the performance period based on the achievement of established targets. Total expense of $2.1 million, $2.0 million and $2.0 million was recorded during the years ended December 31, 2019, 2018 and 2017, respectively, and approximately $1.2 million and $961,000 is included within other liabilities at December 31, 2019 and 2018, respectively, related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2019	144,586	$23.94	30,372	$28.48
Granted	83,659	25.50	24,651	26.54
Vested	(54,771)	20.13	(6,104)	28.49
Forfeited	(14,829)	25.65	—	—
Unvested at December 31, 2019	158,645	$25.72	48,919	$27.49

The maximum amount of compensation expense that may be earned for the 2019 STIP and the 2017, 2018 and 2019 LTIPs at December 31, 2019, is approximately $4.2 million in the aggregate.  However, the estimated expense expected to be earned as of December 31, 2019, based on the performance measures in the plans, is $4.0 million of which $1.0 million was unrecognized at December 31, 2019, and will be recognized over the remaining performance period.

As of December 31, 2019, 795,106 shares were available for grant under the 2018 Equity Plan. Options forfeited or cancelled under all plans except the 2018 Equity Plans are no longer available for grant to other participants.

21.	Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, are as follow:

	December 31,
Statements of Financial Condition	2019	2018
	(In Thousands)
Assets
Cash and cash equivalents	$18,011	$12,153
Investment in banking subsidiary	419,496	398,922
Investment in non-bank subsidiaries	24,103	23,372
Other assets	1,169	1,723
Total assets	$462,779	$436,170
Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	529	498
Stockholders’ equity	426,167	399,589
Total liabilities and stockholders’ equity	$462,779	$436,170

	Years Ended December 31,
Statements of Income	2019	2018	2017
	(In Thousands)
Dividends from subsidiaries	$38,585	$24,550	$15,800
Interest expense	(1,368)	(1,281)	(1,090)
Other income	1	1	1
Noninterest expense	(1,234)	(831)	(697)
Income before income taxes and equity in earnings of subsidiaries	35,984	22,439	14,014
Income tax credit	(534)	(431)	(605)
Income before equity in earnings of subsidiaries	36,518	22,870	14,619
Undistributed equity in earnings of subsidiaries	12,852	23,379	17,649
Net income	49,370	46,249	32,268
Other comprehensive income (loss)	6,743	(2,412)	2
Comprehensive income	$56,113	$43,837	$32,270

	Years Ended December 31,
Statements of Cash Flows	2019	2018	2017
	(In Thousands)
Operating activities:
Net income	$49,370	$46,249	$32,268
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed equity in earnings of subsidiaries	(12,852)	(23,379)	(17,649)
Change in other assets and liabilities	(201)	(419)	(358)
Net cash provided by (used in) operating activities	36,317	22,451	14,261
Investing activities:
Cash paid for Commercial Bancshares	—	—	(12,340)
Capital contribution to subsidiary	—	—	(6,491)
Net cash used in investing activities	—	—	(18,831)
Financing activities:
Repurchase of common stock	(15,147)	(6,330)	—
Cash dividends paid	(15,624)	(13,043)	(9,859)
Stock Options Exercised	189	111	199
Direct stock sales	123	104	73
Net cash used in financing activities	(30,459)	(19,158)	(9,587)
Net increase (decrease) in cash and cash equivalents	5,858	3,293	(14,157)
Cash and cash equivalents at beginning of year	12,153	8,860	23,017
Cash and cash equivalents at end of year	$18,011	$12,153	$8,860

22.	Fair Value

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$—	$2,524	$—	$2,524
Mortgage-backed - residential	—	89,647	—	89,647
REMICs	—	1,636	—	1,636
Collateralized mortgage obligations	—	82,101	—	82,101
Corporate bonds and trust preferred	—	12,101	—	12,101
Obligations of state and political subdivisions	—	92,028	3,411	95,439
Mortgage banking derivative - asset	—	892	—	892

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$—	$2,503	$—	$2,503
Mortgage-backed - residential	—	74,710	—	74,710
REMICs	—	2,709	—	2,709
Collateralized mortgage obligations	—	101,461	—	101,461
Preferred stock	—	—	—	—
Corporate bonds	—	12,806	—	12,806
Obligations of state and political subdivisions	—	99,887		99,887
Mortgage banking derivative - asset	—	367	—	367
Mortgage banking derivative -liability	—	73	—	73

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$—	$—	$68	$68
Commercial	—	—	38	38
Total impaired loans	—	—	106	106

Mortgage servicing rights	—	273	—	273

December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$—	$—	$1,456	$1,456
Commercial			319	319
Total impaired loans	—	—	1,775	1,775

Mortgage servicing rights	—	629	—	629

Real estate held for sale
CRE	—	—	705	705
Total Real Estate held for sale	—	—	705	705

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Impaired Loans- Applies to all loan classes	$80	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-13%	10.86%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $106,000, with a valuation allowance of $26,000 and a fair value of $1.8 million with a valuation allowance of $9,000 at December 31, 2019 and 2018, respectively. A provision expense of $12,000, $1.2 million, $993,000 for the years ended December 31, 2019, 2018 and 2017, respectively, related to these impaired loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $273,000 with a valuation allowance of $534,000 and a fair value of $629,000 with a valuation allowance of $300,000 at December 31, 2019 and 2018, respectively.  Expense of $234,000 was included in earnings for the year ended December 31, 2019 and a recovery of $132,000 and $90,000 for the years ended December 31, 2018 and 2017, respectively.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $264,000, $552,000 and $20,000 for the years ended December 31, 2019, 2018 and 2017, respectively, which was recorded directly as an adjustment to current earnings through noninterest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2019, and December 31, 2018. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The carrying amount of cash and cash equivalents, as a result of their short-term nature, is considered to be equal to fair value and are classified as Level 1.

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

The fair value of noninterest-bearing deposits are considered equal to the amount payable on demand at the reporting date (i.e., carrying value) and are classified as Level 1.  The fair value of savings, NOW and certain money market accounts are equal to their carrying amounts and are a Level 1 classification.  They were considered a level 2 classification at December 31, 2018.  Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

The fair values of securities sold under repurchase agreements are equal to their carrying amounts resulting in a Level 1 classification.  They were considered a Level 2 asset at December 31, 2018.  The fair value of subordinated debentures at December 31, 2019 was considered to be the carrying value as the debt is floating rate and can be prepaid at any time without penalty.

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2019.

		Fair Value Measurements at December 31, 2019 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$131,254	$131,254	$131,254	$—	$—
Investment securities	283,448	283,448	—	280,037	3,411
FHLB Stock	11,915	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,764,329	2,756,092	—	18,456	2,737,636

Financial Liabilities:
Deposits	$2,870,325	$2,871,166	$2,131,537	$739,629	$—
Advances from FHLB	85,063	85,003	—	85,003	—
Securities sold under repurchase agreements	2,999	2,999	2,999	—	—
Subordinated debentures	36,083	36,083	—	36,083	—

		Fair Value Measurements at December 31, 2018 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$98,962	$98,962	$98,962	$—	$—
Investment securities	294,602	294,602	—	294,602	—
FHLB Stock	14,217	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,518,321	2,501,096	—	6,865	2,494,231

Financial Liabilities:
Deposits	$2,620,882	$2,613,965	$607,198	$2,006,767	$—
Advances from FHLB	85,189	84,281	—	84,281	—
Securities sold under repurchase agreements	5,741	5,741	—	5,741	—
Subordinated debentures	36,083	28,854	—	—	28,854

23.	Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives.  It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These mortgage banking derivatives are not designated in hedge relationships.  First Federal had approximately $17.0 million and $8.6 million of interest rate lock commitments at December 31, 2019 and 2018, respectively.  There were $34.4 million and $11.5 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2019 and 2018, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability.  The table below provides data about the carrying values of these derivative instruments:

	December 31, 2019			December 31, 2018
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking
Derivatives	$883	$(9)	$892	$367	$73	$294

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2019	2018	2017
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$598	$(304)	$107

24.	Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2019	(In Thousands, Except Per Share Amounts)
Interest income	$33,919	$35,241	$35,683	$36,241
Interest expense	5,649	6,252	6,791	6,743
Net interest income	28,270	28,989	28,892	29,498
Provision for loan losses	212	282	1,327	1,084
Net interest income after provision for loan losses	28,058	28,707	27,565	28,414
Noninterest income	10,813	10,486	11,842	11,815
Noninterest expense	24,866	24,235	23,203	24,759
Income before income taxes	14,005	14,958	16,204	15,470
Income taxes	2,523	2,759	3,033	2,952
Net income	$11,482	$12,199	$13,171	$12,518
Earnings per common share:	$0.57	$0.62	$0.67	$0.63
Basic	$0.57	$0.61	$0.66	$0.63
Diluted

	Three Months Ended
	March 31	June 30	September 30	December 31
2018	(In Thousands, Except Per Share Amounts)
Interest income	$28,905	$30,299	$31,963	$33,550
Interest expense	3,218	3,752	4,434	5,058
Net interest income	25,687	26,547	27,529	28,492
Provision for loan losses	(1,095)	423	1,376	472
Net interest income after provision for loan losses	26,782	26,124	26,153	28,020
Noninterest income	10,703	10,214	9,922	8,369
Noninterest expense	23,251	22,665	22,286	21,210
Income before income taxes	14,234	13,673	13,789	15,179
Income taxes	2,497	2,564	2,483	3,082
Net income	$11,737	$11,109	$11,306	$12,097
Earnings per common share:
Basic	$0.58	$0.54	$0.55	$0.60
Diluted	$0.58	$0.54	$0.55	$0.59

25.	Other Comprehensive Income (Loss)

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

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2019:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$8,754	$1,839	$6,915
Reclassification adjustment for net gains included in net income	(24)	(5)	(19)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	(310)	(146)	(164)
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	14	3	11
Total other comprehensive income	$8,434	$1,691	$6,743

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2018:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$(3,356)	$(706)	$(2,650)
Reclassification adjustment for net gains included in net income	(173)	(36)	(137)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	560	200	360
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	18	3	15
Total other comprehensive income	$(2,951)	$(539)	$(2,412)

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2017
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$733	$256	$477
Reclassification adjustment for net gains included in net income	(584)	(204)	(380)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	(166)	(59)	(107)
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	19	7	12
Total other comprehensive income	$2	$—	$2

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Accumulated Other Comprehensive Income
	(In Thousands)
Balance January 1, 2019	$(2,057)	$(91)	$(2,148)
Other comprehensive income before reclassifications	6,915	(164)	6,751
Amounts reclassified from accumulated other comprehensive loss	(19)	11	(8)
Net other comprehensive income during period	6,896	(153)	6,743
Balance December 31, 2019	$4,839	$(244)	$4,595
Balance January 1, 2018	$601	$(384)	$217
Other comprehensive income before reclassifications	(2,650)	360	(2,290)
Amounts reclassified from accumulated other comprehensive loss	(137)	15	(122)
Net other comprehensive income during period	(2,787)	375	(2,412)
Reclassification adjustment upon adoption of ASU 2018-02	129	(82)	47
Balance December 31, 2018	$(2,057)	$(91)	$(2,148)
Balance January 1, 2017	$504	$(289)	$215
Other comprehensive income before reclassifications	477	(108)	369
Amounts reclassified from accumulated other comprehensive loss	(380)	13	(367)
Net other comprehensive income during period	97	(95)	2
Balance December 31, 2017	$601	$(384)	$217

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2019, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9B. Other Information

On March 12, 2020, our Board of Directors amended the Company’s Amended and Restated Code of Regulations (the “Amendment”) in order to remove two references in the Company’s Amended and Restated Code of Regulations contemplating a change to the name of First Defiance or First Federal to be effective as of the closing of the transactions contemplated by the Agreement and Plan of Merger, dated as of September 9, 2019, between First Defiance Financial Corp. and United Community Financial Corp.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 3.3 to this Annual Report on Form 10-K and is incorporated herein by reference

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors, nominees for directorship and executive officers is incorporated herein by reference from the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “EXECUTIVE OFFICERS” in the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2019 (the “Proxy Statement”). Information regarding our Audit Committee and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is incorporated herein by reference from the sections respectively captioned, “Board Committees” under the “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “DELINQUENT SECTION 16(a) REPORTS” of the Proxy Statement.  There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

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

Equity Compensation Plans

The following table provides information as of December 31, 2019, with respect to the shares of First Defiance common stock that are reserved for issuance under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	17,700	$17.60	795,106

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

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1)	The following documents are filed as Item 8 of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm (Crowe LLP)
(B)	Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
(C)	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
(G)	Notes to Consolidated Financial Statements
(2)

Separate financial statement schedules are not being filed because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

Item 16.10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

March 16, 2020	By:	/s/ Paul Nungester
Paul Nungester, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2020.

Signature	Title

/s/ John L. Bookmyer	Chairman of the Board
John L. Bookmyer

/s/ Richard J. Schiraldi	Vice Chairman of the Board
Richard J. Schiraldi

/s/ Donald P. Hileman	Chief Executive Officer
Donald P. Hileman

/s/ Gary M. Small	President
Gary M. Small

/s/ Paul Nungester	Executive Vice President and Chief
Paul Nungester	Financial Officer (principal accounting officer)

/s/ Marty E. Adams	Director
Marty E. Adams

/s/ Zahid Afzal	Director
Zahid Afzal

/s/ Louis M. Altman	Director
Louis M. Altman

/s/ Terri A. Bettinger	Director
Terri A. Bettinger

/s/ Lee Burdman	Director
Lee Burdman
/s/ Jean A. Hubbard	Director
Jean A. Hubbard

/s/ Charles D. Niehaus	Director
Charles D. Niehaus

/s/ Mark A. Robison	Director
Mark A. Robison

/s/ Samuel S. Strausbaugh	Director
Samuel S. Strausbaugh

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

2.1

Agreement and Plan of Merger, dated as of September 9, 2019, between First Defiance Financial Corp. and United Community Financial Corp. (incorporated herein by reference to Exhibit 2.1 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

3.1	Amended and Restated Articles of Incorporation of First Defiance (incorporated herein by reference to Exhibit 3.1 in Registrant’s Form 8-K filed February 3, 2020 (File No. 000-26850))

3.2	Amended and Restated Code of Regulations of First Defiance (incorporated herein by reference to Exhibit 3.2 in Registrant’s Form 8-K filed February 3, 2020 (File No. 000-26850))

3.3*	Amendment to Amended and Restated Code of Regulations of First Defiance

4.1*	Description of Capital Stock

10.1+

First Federal Amended and Restated Executive Group Life Plan – Post Separation, effective June 30, 2010 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed November 2, 2010 (File No. 000-26850))

10.2+	2010 Equity Incentive Plan (incorporated herein by reference to Annex A to the Registrant’s 2010 Proxy Statement filed March 19, 2010 (File No. 000-26850))

10.3+	First Amendment to First Defiance Financial Corp. 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 15, 2012 (File No. 000-26850))

10.4+

2010 Equity Plan Form of Long-Term Incentive Performance-Based Award Agreement (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed November 8, 2011 (File No. 000-26850))

10.5+	Form of Restricted Stock Award Agreement under 2010 Equity Plan (incorporated herein by reference to Exhibit 10.3 in the Registrant’s Form 8-K filed December 30, 2013 (File No. 000-26850))

10.6+	Form of Restricted Stock Unit Award Agreement under 2010 Equity Plan (incorporated herein by reference to Exhibit 10.24 in the Registrant’s Form 10-K filed February 28, 2017 (File No. 000-26850)

10.7+	First Defiance Financial Corp. and Affiliates Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed March 15, 2012 (File No. 000-26850))

10.8+

Form of First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement under the Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 in Form 8-K filed March 15, 2012 (File No. 000-26850))

10.9+	2018 Equity Incentive Plan (incorporated herein by reference to Annex A in the Registrant’s Proxy Statement for the 2018 Annual Meeting filed March 12, 2018 (File No. 000-26850)

10.10+

Change of Control and Non-Solicitation Agreement with John R. Reisner, dated March 20, 2018 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 22, 2018 (File No. 000-26850))

10.11+

Change of Control and Non-Compete Agreement with Dennis E. Rose, Jr., dated September 13, 2001 (incorporated herein by reference to Exhibit 10.36 in the Registrant’s Form 10-K filed February 27, 2015 (File No. 000-26850))

10.12+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.13+

Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.14+	First Defiance Deferred Compensation Plan, revised October 30, 2014 (incorporated herein by reference to Exhibit 10.3 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.15+	Employment Agreement with Donald P. Hileman, dated December 20, 2018 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed December 27, 2018 (File No. 000-26850))

10.16+

First Amendment to the Employment Agreement with Donald P. Hileman, dated March 4, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 6, 2019 (File No. 000-26850))

10.17+	Employment Agreement with Kevin T. Thompson, dated December 24, 2018 (Incorporated herein by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed December 27, 2018 (File No. 000-26850))

10.18+

Form of Performance-Based Restricted Stock Unit Award Agreement (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.26 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.19+

Amendment to Form of Performance-Based Restricted Stock Unit Award Agreements (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.20+

Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.21+

Amendment to Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in the Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.22+

Form of Performance-Based Restricted Stock Unit Award Agreement (LTIP) under the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.23+

Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.29 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.24+*	Change of Control and Non-Solicitation Agreement with Sharon L. Davis, dated March 26, 2018

10.25+	Employment Agreement with Paul D. Nungester, dated May 1, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed May 7, 2019 (File No. 000-26850))

10.26+	Employment Agreement with Donald P. Hileman, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.27+	Employment Agreement with Gary M. Small, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.2 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.28+

Amendment to Donald P. Hileman Performance-Based Restricted Stock Unit Award Agreements (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.29+

Amendment to Donald P. Hileman Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

21*	List of Subsidiaries of the Company

23.1*	Consent of Crowe LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

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

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan.