Form 10-Q
period 2020-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2020-06-18
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 0-26850

First Defiance Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Clinton Street Defiance, OH	43512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 782-5015

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	FDEF	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of June 5, 2020, the registrant had 37,285,731 shares of common stock, $.01 par value per share, outstanding.

Explanatory Note

In accordance with the Securities and Exchange Commission Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, SEC Release No. 34-88465, dated March 25, 2020 (the “Order”), First Defiance relied on the relief provided by the Order to delay the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) by up to 45 days. We experienced significant disruptions to our business and operations as a result of the COVID-19 pandemic. In particular, we have a majority of our employees working remotely, including most of our finance staff. In addition, we rely on several third parties to perform analyses related to the preparation of our financial statements, and those third parties have also experienced disruptions to their operations due to COVID-19. Accordingly, we relied on the Order to postpone the filing of our First Quarter Form 10-Q to provide us with additional time to develop and process our financial information as well as prepare additional required disclosures related to COVID -19.

Pursuant to the requirements of the Order, we filed a Form 8-K with the Commission on April 29, 2020, indicating our intention to rely upon the Order with respect to the filing of this Form 10-Q. This Form 10-Q is being filed within the 45-day extension period provided by the Order.

2

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$79,000	$46,254
Interest-bearing deposits	66,217	85,000
	145,217	131,254
Securities available-for-sale, carried at fair value	534,206	283,448
Loans held for sale, carried at fair value	58,222	—
Loans held for sale, at lower of cost or market	27,372	18,008
Loans receivable, net of allowance for credit losses of $85,859 at March 31, 2020 and $31,243 at December 31, 2019, respectively	5,028,058	2,746,321
Mortgage servicing rights	15,742	10,267
Accrued interest receivable	19,048	10,244
Federal Home Loan Bank stock	89,252	11,915
Bank owned life insurance	142,259	75,544
Premises and equipment	59,870	39,563
Real estate and other assets held for sale	548	100
Goodwill	317,520	100,069
Core deposit and other intangibles	35,540	3,772
Other assets	66,088	38,487
Total assets	$6,538,942	$3,468,992

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Liabilities and stockholders’ equity
Liabilities:
Deposits	$4,994,148	$2,870,325
Advances from the Federal Home Loan Bank	486,000	85,063
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	1,961	2,999
Advance payments by borrowers	23,962	5,491
Deferred taxes	3,642	905
Other liabilities	76,303	41,959
Total liabilities	5,622,099	3,042,825

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,259 and 25,371,086 shares issued and 37,286,574 and 19,729,886 shares outstanding at March 31, 2020 and December 31, 2019, respectively	306	127
Additional paid-in capital	687,996	161,955
Accumulated other comprehensive income (loss), net of tax of $3,208 and $1,221, respectively	12,068	4,595
Retained earnings	295,467	329,175
Treasury stock, at cost, 6,011,529 shares at March 31, 2020 and 5,641,200 shares at December 31, 2019	(78,994)	(69,685)
Total stockholders’ equity	916,843	426,167
Total liabilities and stockholders’ equity	$6,538,942	$3,468,992

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of (Loss) Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest Income
Loans	$51,460	$31,214
Investment securities:
Taxable	1,834	1,365
Non-taxable	883	840
Interest-bearing deposits	230	285
FHLB stock dividends	115	215
Total interest income	54,522	33,919
Interest Expense
Deposits	7,771	5,005
FHLB advances and other	1,006	276
Subordinated debentures	273	364
Notes payable	9	4
Total interest expense	9,059	5,649
Net interest income	45,463	28,270
Credit loss expense	43,786	212
Net interest income after credit loss expense	1,677	28,058
Non-interest Income
Service fees and other charges	5,183	3,007
Insurance commissions	5,155	4,115
Mortgage banking income	848	1,841
Gain on sale of non-mortgage loans	234	89
Trust income	838	523
Income from Bank Owned Life Insurance	781	392
Other non-interest income	960	846
Total non-interest income	13,999	10,813
Non-interest Expense
Compensation and benefits	17,585	14,085
Occupancy	3,731	2,241
FDIC insurance premium	492	273
Financial institutions tax	834	556
Data processing	3,040	2,297
Acquisition related charges	11,486	—
Amortization of intangibles	1,245	299
Other non-interest expense	5,355	5,115
Total non-interest expense	43,768	24,866
Income before income taxes	(28,092)	14,005
Federal income taxes	(5,610)	2,523
Net (loss) income	$(22,482)	$11,482
(Loss) earnings per common share
Basic	$(0.71)	$0.57
Diluted	$(0.71)	$0.57

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(22,482)	$11,482

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	9,458	4,603
Reclassification adjustment for securities gains included in net income	—	—
Income tax expense (benefit)	(1,985)	(968)
Net of tax amount	7,473	3,635

Change in unrealized gain/(loss) on postretirement benefit:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	—	82
Net of tax amount	—	82

Total other comprehensive income (loss)	7,473	3,717

Comprehensive (loss) income	$(15,009)	$15,199

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2020	$—	19,729,886	$127	$161,955	$4,595	$329,175	$(69,685)	$426,167
Net (loss)						(22,482)		(22,482)
Other comprehensive income					7,473			7,473
Adoption of ASC 326						(2,566)		(2,566)
Deferred compensation plan		7,524		(94)			94	—
Stock based compensation expenses				1,230			6	1,236
Capital stock issuance		17,927,017	179	526,696				526,875
Vesting of incentive plans		39,548		(1,989)			493	(1,496)
Restricted share issuance		13,349		198		(374)	176	—
Restricted share forfeitures		(750)						—
Shares issued from direct stock sales								—
Shares repurchased		(430,000)					(10,078)	(10,078)
Common stock dividends declared ($0.22 per share)						(8,286)		(8,286)
Balance at March 31, 2020	$—	37,286,574	$306	$687,996	$12,068	$295,467	$(78,994)	$916,843

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2019	$—	20,171,392	$127	$161,593	$(2,148)	$295,588	$(55,571)	$399,589
Net income						11,482		11,482
Other comprehensive income					3,717			3,717
Deferred compensation plan				(22)			42	20
Stock based compensation expenses				11				11
Shares issued under stock option plan, net of 178 repurchased and retired		17,822		(22)		(5)	212	185
Restricted share activity under stock incentive plans net of 25,195 repurchased and retired		38,890		(751)			440	(311)
Shares issued from direct stock sales		1,065		19			12	31
Shares repurchased		(515,977)					(15,147)	(15,147)
Common stock dividends declared ($0.19 per share)						(3,788)		(3,788)
Balance at March 31, 2019	$—	$19,713,192	$127	$160,828	$1,569	$303,277	$(70,012)	$395,789

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net (loss) income	$(22,482)	$11,482
Items not requiring (providing) cash:
Provision for credit losses	43,786	212
Depreciation	1,631	1,031
Amortization of mortgage servicing rights, net of impairment charges/recoveries	5,648	399
Amortization of core deposit and other intangible assets	1,245	299
Net accretion of premiums and discounts on loans and deposits	(1,745)	(155)
Amortization of premiums and discounts on securities	633	285
Change in deferred taxes	77	155
Proceeds from the sale of loans held for sale	101,090	38,910
Originations of loans held for sale	(110,026)	(37,513)
Gain from sale of loans	(5,136)	(1,390)
Loss on sale or write down of property plant and equipment	0	10
Gain/loss on sale / write-down of real estate and other assets held for sale	10	249
Stock option expense	1,236	11
Restricted stock vesting	(1,496)	(311)
Income from bank owned life insurance	(781)	(392)
Excess tax benefit on stock compensation plans	—	(105)
Changes in:
Accrued interest receivable	(438)	(1,539)
Other assets	(2,416)	(3,609)
Other liabilities	2,525	1,662
Net cash provided by operating activities	13,361	9,691

Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	19,389	6,673
Proceeds from sale of premises and equipment, real estate and other assets held for sale	481	161
Proceeds from sale of non-mortgage loans	3,241	1,749
Purchases of available-for-sale securities	—	(8,172)
Purchases of Federal Home Loan stock	(64,584)	—
Proceeds from Federal Home Loan stock redemption	—	1,982
Net cash from acquisition (Reference Footnote 18 Business Combinations)	52,448	—
Purchases of premises and equipment, net	(722)	(793)
Net increase in loans receivable	(44,623)	(10,959)
Net cash used by investing activities	(34,370)	(9,359)
Financing Activities
Net increase in deposits and advance payments by borrowers	34,437	64,201
Net Proceeds from (repayment of) Federal Home Loan Bank advances	19,937	(30,031)
Decrease in securities sold under repurchase agreements	(1,038)	(2,228)
Net cash paid for repurchase of common stock	(10,078)	(15,147)
Proceeds from exercise of stock options	—	185
Proceeds from direct stock sales	—	31
Cash dividends paid on common stock	(8,286)	(3,788)
Net cash provided by financing activities	34,972	13,223
Increase in cash and cash equivalents	13,963	13,555
Cash and cash equivalents at beginning of period	131,254	98,962
Cash and cash equivalents at end of period	$145,217	$112,517
Supplemental cash flow information:
Interest paid	$9,028	$5,593
Income taxes paid	$—	$—
Initial recognition of right-of-use asset	$8,994	$8,808
Initial recognition of lease liability	$9,143	$9,339
Initial recognition of ASC 326	$2,566	$—
Transfers from loans to real estate and other assets held for sale	$37	$146

See accompanying notes.

Refer to Note 18 – Business Combinations for non-cash activity.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2020 and 2019

1.	Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a financial holding company that conducts business through its wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal” or the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), First Defiance Risk Management Inc. (“First Defiance Risk Management”), HSB Capital, LLC (“HSB Capital”), and HSB Insurance, Inc. (“HSB Insurance”). All significant intercompany transactions and balances are eliminated in consolidation.

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

Immediately following the Merger, First Federal, acquired UCFC’s wholly owned bank subsidiary, Home Savings Bank (“Home Savings”).  Immediately prior to the merger of the banks, First Federal converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers. First Defiance acquired two additional subsidiaries in the Merger, HSB Capital, LLC and HSB Insurance, Inc.

The Bank is primarily engaged in community banking. It attracts deposits from the general public through its offices and website, and uses those and other available sources of funds to originate residential real estate loans, commercial real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, the Bank invests in U.S. Treasury and federal government agency obligations, obligations of states and political subdivisions, mortgage-backed securities that are issued by federal agencies, collateralized mortgage obligations (“CMOs”), and corporate bonds. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

HSB Capital was formed as an Ohio limited liability company by UCFC during 2016 for the purpose of providing mezzanine funding for customers of Home Savings. Mezzanine loans are offered by HSB Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

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

HSB Insurance, Inc. was formed on June 1, 2017 as a Delaware-based captive insurance company that insures against certain risks that are unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible; by pooling resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance, Inc. is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

The consolidated condensed statement of financial condition at December 31, 2019, has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

The accompanying consolidated condensed financial statements as of March 31, 2020, and for the three month periods ended March 31, 2020 and 2019 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2019 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the entire year.

2.	Significant Accounting Policies

Accounting Standards Adopted in 2020

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement by removing, modifying and adding certain requirements. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt and remove or modify disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment:  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 became effective for the Company on January 1, 2020, and the amendments of this ASU will be applicable to the goodwill impairment testing for 2020.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.” The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. The amendments of ASU 2016-13, and all subsequent ASUs issued by FASB to provide additional guidance and clarification related to this Topic, became effective for the Company on January 1, 2020.

As a result of adopting the amendments of ASU 2016-13, the Company recorded an increase to its allowance for credit losses of $2.4 million and an increase to its allowance for credit losses on off-balance sheet credit exposures of $0.9 million resulting in a one-time cumulative effect adjustment through retained earnings of $2.6 million net of $.7 million tax at the date of adoption. Future changes in the allowance for credit losses on off-balance sheet credit exposures will be recorded in other liabilities.  This adjustment included a qualitative adjustment to the allowance for credit losses related to loans and an allowance on off-balance sheet credit exposures. The Company estimates losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then reverts to longer term historical loss experience over a three-year period.

Accounting Standards not yet adopted:

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): This guidance provides temporary options to ease the potential burden in accounting for reference rate reform. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective as of March 12, 2020 through December 31, 2022. The Company anticipates being fully prepared to implement a replacement for the reference rate and has determined that any change will not have a material impact to the consolidated financial statements.

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

Loans held for sale, carried at fair value – The Company elected the fair value option for all conventional residential one-to four-family loans held for sale and all permanent construction loans held for sale that were acquired from UCFC in the merger.  In addition, the Company has elected the fair value option for all loans held for sale originated after January 31, 2020.

The fair value of conventional loans held for sale is determined using the current 15 day forward contract price for either 15 or year conventional mortgages and the 60 day forward contract price for either 15 or 30 year Federal Housing Authority mortgages (Level 2).  The fair value of permanent construction loans held for sale is determined using the current 60 day forward contract price for 15 or 30 years conventional mortgages which is then adjusted for unobservable market data such as estimated fall out rates and estimated time from origination to completion of construction (Level 3).

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

Purchased and written certificate of deposit option – The Company acquired purchased and written certificate of deposit options in its merger with UCFC.  These written and purchased options are mirror derivative instruments which are carried at fair value on the statement of financial condition.  The Company uses an independent third party that performs a market valuation analysis for purchased and written certificate of deposit options.  (Level 2)

Interest rate swaps – The Company periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than the Company is willing to extend.  The Company then enters into a reciprocal swap agreement with a third party that offsets the interest rate risk from the interest rate swap extended to the customer.  The interest rate swaps are derivative instruments which are carried at fair value on the statement of financial condition.  The Company uses an independent third party that performs a market valuation analysis for both swap positions. (Level 2)

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total FairValue
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$30,282	$—	$30,282
Mortgage-backed securities	—	201,026	—	201,026
Collateralized mortgage obligations	—	137,608	—	137,608
Corporate bonds	—	22,067	—	22,067
Obligations of state and political subdivisions	—	137,393	5,830	143,223
Loans held for sale, at fair value	—	13,802	44,420	58,222
Purchased certificate of deposit option	—	86	—	86
Interest rate swaps	—	1,868	—	1,868
Mortgage banking derivative	—	4,073	—	4,073
Liabilities:	—			—
Written certificate of deposit option	—	86	—	86
Interest rate swaps	—	2,119	—	2,119
Mortgage banking derivative	—	586	—	586

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total FairValue
	(In Thousands)
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$2,524	$—	$2,524
Mortgage-backed securities	—	89,647	—	89,647
REMICs	—	1,636	—	1,636
Collateralized mortgage obligations	—	82,101	—	82,101
Corporate bonds	—	12,101	—	12,101
Obligations of state and political subdivisions	—	92,028	3,411	95,439
Mortgage banking derivative - asset	—	892	—	892

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	—	—	206	206
Commercial	—	—	228	228
Total impaired loans	—	—	434	434
Mortgage servicing rights	—	12,781	—	12,781

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$—	$—	$68	$68
Commercial	—	—	38	38
Total impaired loans	—	—	106	106
Mortgage servicing rights	—	273	—	273

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Impaired Loans- Applies to all loan classes	$434	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-20%	10.86%

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

The Company has elected the fair value option for new applications taken post January 31, 2020, and subsequently originated for residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policies.  None of these loans are 90 or more days past due nor on nonaccrual status as of March 31, 2020.  There were no loans at December 31, 2019, where the fair value option had been elected.

The aggregate fair value of these loans at March 31, 2020 was $58.2 million and they had a contractual balance of $52.6 million for this same period.  The $5.6 million difference between these two figures was recorded in gains and losses on the sale of loans held for sale during the quarter ended March 31, 2020.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2020, and December 31, 2019. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The Company’s loans were valued on an individual basis, with consideration given to the loans underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loss exposures, and remaining balances. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. The estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 within the valuation hierarchy.

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

The fair values of securities sold under repurchase agreements are equal to their carrying amounts resulting in a Level 1 classification. The carrying value of subordinated debentures was considered to be the carrying value as the debt is floating rate and can be prepaid at any time without penalty.

FHLB advances with maturities greater than 90 days are valued based on a discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2020.

		Fair Value Measurements at March 31, 2020
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$145,217	$145,217	$145,217	$—	$—
Investment securities	534,206	534,206	—	528,376	5,830
Federal Home Loan Bank Stock	89,252	N/A	N/A	N/A	N/A
Loans receivable, net	5,028,058	5,141,454	—	—	5,141,454
Loans held for sale, carried at fair value	58,222	58,222	—	13,802	44,420
Loans held for sale, carried at lower of cost or market	27,372	28,383	—	28,383	—

Financial Liabilities:
Deposits	$4,994,148	$5,003,154	$3,717,546	$1,285,608	$—
Advances from Federal Home Loan Bank	486,000	487,027	—	487,027	—
Securities sold under repurchase agreements	1,961	1,961	—	1,961	—
Subordinated debentures	36,083	36,083	—	36,083	—

		Fair Value Measurements at December 31, 2019
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$131,254	$131,254	$131,254	$—	$—
Investment securities	283,448	283,448	—	280,037	3,411
FHLB Stock	11,915	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,764,329	2,756,092	—	18,456	2,737,636

Financial Liabilities:
Deposits	$2,870,325	$2,871,166	$2,131,537	$739,629	$—
Advances from FHLB	85,063	85,003	—	85,003	—
Securities sold under repurchase agreements	2,999	2,999	2,999	—	—
Subordinated debentures	36,083	36,083	—	36,083	—

4.	Stock Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees.  On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the First Defiance Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Merger, First Defiance assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan and UCFC’s 2015 Long Term Incentive Plan (the “UCFC 2015 Plan”).  First Defiance also assumed the UCFC 2015 Plan with respect to the available shares under the UCFC 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger will become exercisable solely to purchase shares of First Defiance, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2018 Equity Plan.  The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of March 31, 2020, 57,683 options to acquire First Defiance shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Of this figure, 39,983 are associated with the conversion of all of the outstanding stock options on the books of UCFC into stock options of First Defiance at the same conversion price and ratio applied to UCFC common shares at January 31, 2020. Options granted in prior years vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The Company approved a Short-Term Incentive Plan (“STIP”) and a Long-Term Equity Incentive Plan (“LTIP”) for selected members of management.

Under the 2019 and 2020 STIPs, the participants could earn between 10% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year.  The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year. The participants are required to be employed on the day of payout in order to receive the payment.

Under each LTIP, the participants could earn between 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company plans to grant these RSU’s to participants in the second quarter of 2020. The amount of benefit under each LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under each LTIP will be paid out in equity in the first quarter following the end of the performance period.  The participants are required to be employed on the day of payout in order to receive the payment.

In the three months ended March 31, 2020, the Company also granted 13,349 shares of restricted stock to directors.  These shares have a one-year vesting period.

Following is stock option activity under the plans during the three months ended March 31, 2020:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2020	17,700	$17.60
Forfeited or cancelled	—	—
Exercised	—	—
Exchanged	39,983	16.00
Granted	—	—
Options outstanding, March 31, 2020	57,683	$16.49	5.06	$152
Vested or expected to vest at March 31, 2020	57,683	$16.49	5.06	$152
Exercisable at March 31, 2020	55,783	$16.41	5.04	$152

All of the 39,983 options exchanged are associated with the conversion of all of the outstanding stock options on the books of UCFC into stock options of First Defiance.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Proceeds of options exercised	$—	$185
Related tax benefit recognized	—	4
Intrinsic value of options exercised	—	360

As of March 31, 2020, there was $10,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 0.76 years.

At March 31, 2020, 46,129 RSUs and 60,650 restricted stock grants were unvested. Compensation expense related to RSUs and STIP is recognized over the performance period based on the achievements of targets as established under the plan documents. Total expense of $1.0 million was recorded during the three months ended March 31, 2020, compared to expense of $523,000 for the three months ended March 31, 2019.  There was approximately $858,000 and $1.2 million included within other liabilities at March 31, 2020 and December 31, 2019, respectively, related to the STIP.

	Restricted Stock Units		Stock Grants
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2020	158,470	$25.72	48,545	$27.49
Granted	—	—	13,349	25.75
Vested	(86,050)	25.48	(1,244)	28.60
Forfeited	(26,291)	25.58	—	—
Unvested at March 31, 2020	46,129	$26.24	60,650	$27.09

The maximum amount of compensation expense that may be recorded for the active LTIPs at March 31, 2020, is approximately $2.7 million.  However, the estimated expense expected to be recorded as of March 31, 2020, based on the performance measures in the plans, is $2.7 million, of which $2.5 million is unrecognized at March 31, 2020, and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.22 per common stock dividend in the first quarter of 2020 and declared and paid a $0.19 per common stock dividend in the first quarter of 2019.

6.	(Loss) Earnings Per Common Share

Basic (loss) earnings per share are calculated using the two-class method. The two-class method is an earnings allocation formula under which (loss) earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all (losses) earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e., unvested restricted stock), not subject to performance based measures.

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended March 31,
	2020	2019
	(In Thousands, except per share data)
Basic (Loss) Earnings Per Share:
Net (loss) income available to common shareholders	$(22,482)	$11,482
Less: (loss) income allocated to participating securities	(39)	9
Net (loss) income allocated to common shareholders	(22,443)	11,473

Weighted average common shares outstanding including participating securities	31,721	20,030
Less: Participating securities	55	16
Average common shares	31,666	20,014

Basic (loss) earnings per common share	$(0.71)	$0.57
Diluted (Loss) Earnings Per Share:
Net (loss) income allocated to common shareholders	$(22,443)	$11,473
Weighted average common shares outstanding for basic (loss) earnings per common share	31,666	20,014
Add: Dilutive effects of stock options	—	81
Average shares and dilutive potential common shares	31,666	20,095

Diluted (loss) earnings per common share	$(0.71)	$0.57

Since net income allocated to common shareholders was negative for the quarter ended March 31, 2020, there is no dilutive effect of stock options included in the diluted (loss) earnings per common share calculation.  3,376 shares subject to issue upon exercise of options of in 2019 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

7.	Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At March 31, 2020
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$28,871	$1,411	$—	$30,282
Mortgage-backed securities	193,575	7,455	(4)	201,026
Collateralized mortgage obligations	134,144	3,476	(12)	137,608
Corporate bonds	22,381	74	(388)	22,067
Obligations of state and political subdivisions	139,652	4,252	(681)	143,223
Total Available-for-Sale	$518,623	$16,668	$(1,085)	$534,206

As a result of the merger, securities with a fair value of $262.8 million were acquired on January 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At December 31, 2019
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,518	$6	$—	$2,524
Mortgage-backed securities	88,380	1,380	(113)	89,647
Collateralized mortgage obligations	83,008	814	(85)	83,737
Corporate bonds	12,011	90	—	12,101
Obligations of state and political subdivisions	91,406	4,042	(9)	95,439
Total Available-for-Sale	$277,323	$6,332	$(207)	$283,448

The amortized cost and fair value of the investment securities portfolio at March 31, 2020, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,393	$4,391
Due after one year through five years	20,876	20,747
Due after five years through ten years	65,575	67,675
Due after ten years	100,060	102,759
MBS/CMO	327,719	338,634
	$518,623	$534,206

Investment securities with a carrying amount of $321.3 million at March 31, 2020, were pledged as collateral on public deposits, securities sold under repurchase agreements and the Federal Reserve discount window.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at March 31, 2020, and December 31, 2019:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At March 31, 2020
Available-for-sale securities:
Mortgage-backed securities	—	—	199	(4)	199	(4)
Collateralized mortgage obligations			8,793	(12)	8,793	(12)
Corporate bonds			16,933	(388)	16,933	(388)
Obligations of state and political subdivisions			38,674	(681)	38,674	(681)
Total temporarily impaired securities	$—	$—	$64,599	$(1,085)	$64,599	$(1,085)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At December 31, 2019
Available-for-sale securities:
Mortgage-backed securities-residential	$13,830	$(42)	$9,721	$(71)	$23,551	$(113)
Collateralized mortgage obligations	7,448	(29)	5,549	(56)	12,997	(85)
Obligations of state and political subdivisions	1,413	(9)	-	-	1,413	(9)
Total temporarily impaired securities	$22,691	$(80)	$15,270	$(127)	$37,961	$(207)

There were no sales of securities during the three months ended March 31, 2020 or 2019.

ASU 2016-13 makes targeted improvements to the accounting for credit losses on securities available for sale. The concept of other than-temporarily impaired has been replaced with the allowance for credit losses. Unlike securities held to maturity, securities available for sale are evaluated on an individual level and pooling of securities is not allowed.

Quarterly, the Company evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, the Company performs further analysis as outlined below:

•	Review the extent to which the fair value is less than the amortized cost and observe the security’s lowest credit rating as reported by third-party credit ratings companies.

•

Any securities that are downgraded by a third party ratings company above would be subjected to additional analysis that may include, but is not limited to: changes in market interest rates, changes in securities credit ratings, security type, service area economic factors, financial performance of the issuer/or obligor of the underlying issue and third-party guarantee.

•

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value.  As of March 31, 2020, management had determined that no credit loss exists.  Accrued interest on AFS debt securities totaled $2.8 million at March 31, 2020 and is excluded from the ACLS.  Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

8.	Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.  Loans receivable consist of the following:

	March 31, 2020	December 31, 2019
	(In Thousands)
Real Estate:
Residential	$1,265,901	$324,773
Commercial	2,200,266	1,506,026
Construction	521,442	305,305
	3,987,609	2,136,104
Other Loans:
Commercial	897,865	578,071
Home equity and improvement	301,146	122,864
Consumer finance	137,679	37,649
	1,336,690	738,584
Loans before deferred loan origination fees and costs	5,324,299	2,874,688
Deduct:
Undisbursed construction loan funds	(206,236)	(126,108)
Net deferred loan origination fees and costs	(4,146)	(2,259)
Allowance for credit losses	(85,859)	(31,243)
Total loans	$5,028,058	$2,715,078

The following table discloses allowance for credit loss activity for the quarters ended March 31, 2020 and 2019 by portfolio segment (In Thousands):

Quarter Ended March 31, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Impact of ASC 326 Adoption	1,765	3,682	(223)	(2,263)	(521)	(86)	2,354
Acquisition related allowance for credit loss (PCD)	1,077	4,053	—	2,272	248	48	7,698
Charge-Offs	(184)	(16)	—	(96)	(30)	(108)	(434)
Recoveries	101	340	—	669	42	60	1,212
Provisions(1)(2)	17,698	18,154	111	2,316	2,515	2,992	43,786
Ending Allowance	$23,324	$42,515	$884	$11,901	$3,954	$3,281	$85,859

(1)	Allowance/provision are not comparable to prior periods due to the adoption of CECL.
(2)	Provision for the quarter ended March, 31, 2020 includes $25.9 million as a result of the Merger with UCFC in the first quarter

Quarter Ended March 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,881	$15,142	$682	$7,281	$2,026	$319	$28,331
Charge-Offs	(172)	—	—	(187)	(33)	(142)	(534)
Recoveries	13	96	—	12	24	10	155
Provisions	89	(169)	49	170	(89)	162	212
Ending Allowance	$2,811	$15,069	$731	$7,276	$1,928	$349	$28,164

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 (in thousands):

As of December 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Allowance for credit loss attributable to:
Individually evaluated for impairment	$115	$85	$—	$174	$48	$—	$422
Collectively evaluated for impairment	2,752	16,217	996	8,829	1,652	375	30,821
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243

Loans:
Individually evaluated for impairment	$7,049	$21,132	$—	$6,655	$759	$28	$35,623
Collectively evaluated for impairment	318,106	1,490,306	206,721	573,244	122,963	37,808	2,749,148
Acquired with deteriorated credit quality	989	921	—	12	—	—	1,922
Total loans	$326,144	$1,512,359	$206,721	$579,911	$123,722	$37,836	$2,786,693

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans for the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$4,552	$64	$60
Residential Non Owner Occupied	2,080	30	32
Total Residential Real Estate	6,632	94	92
CRE Owner Occupied	7,365	166	132
CRE Non Owner Occupied	1,989	33	26
Multi-Family Real Estate	1,332	20	20
Agriculture Land	12,903	206	197
Other CRE	1,154	34	33
Total Commercial Real Estate	24,743	459	408
Construction	—	—	—
Commercial Working Capital	8,089	143	91
Agriculture Production	—	—	—
Commercial Other	1,870	27	24
Total Commercial	9,959	170	115
Home Equity and Improvement	921	14	13
Consumer Finance	36	1	1
Total Impaired Loans	$42,291	$738	$629

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2020 (in thousands):

	March 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$1,505	$—	$—	$—	$1,505
Commercial	18,688	—	—	—	18,688
Construction	—	—	—	—	—

Other Loans:
Commercial	440	4,010	1,285	332	6,067
Home equity and improvement	1	—	—	—	1
Consumer finance	—	—	—	72	72

Total	$20,634	$4,010	$1,285	$404	$26,333

The following table presents loans individually evaluated for impairment by class of loans (in thousands):

	December 31, 2019
	Unpaid Principal Balance*	Recorded Investment	Allowance for Credit Loss Allocated
With no allowance recorded:
Residential Owner Occupied	$86	$86	$—
Residential Non Owner Occupied	962	967	—
Total Residential Real Estate	1,048	1,053	—
CRE Owner Occupied	5,098	4,814	—
CRE Non Owner Occupied	1,815	1,006	—
Multi-Family Real Estate	128	130	—
Agriculture Land	12,734	12,792	—
Other CRE	—	—	—
Total Commercial Real Estate	19,775	18,742	—
Construction	—	—	—
Commercial Working Capital	5,417	5,435	—
Agriculture Production	—	—	—
Commercial Other	469	471	—
Total Commercial	5,886	5,906	—
Home Equity and Improvement	151	151	—
Consumer Finance	—	—	—
Total loans with no allowance recorded	$26,860	$25,852	$—

With an allowance recorded:
Residential Owner Occupied	$5,137	$4,977	$104
Residential Non Owner Occupied	1,014	1,019	11
Total Residential Real Estate	6,151	5,996	115
CRE Owner Occupied	2,085	1,623	60
CRE Non Owner Occupied	317	319	13
Multi-Family Real Estate	—	—	—
Agriculture Land	262	268	3
Other CRE	401	180	9
Total Commercial Real Estate	3,065	2,390	85
Construction	—	—	—
Commercial Working Capital	682	450	150
Agriculture Production	—	—	—
Commercial Other	318	299	24
Total Commercial	1,000	749	174
Home Equity and Improvement	654	608	48
Consumer Finance	28	28	—
Total loans with an allowance recorded	$10,898	$9,771	$422

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  All loans greater than 90 days past due are placed on non-accrual status.  Effective January 1, 2020 with the adoption of ASC Topic 326, the Company began including non-accrual purchase credit deteriorated (PCD) loans in its non-performing loans.  As such, the non-performing loans as of March 31, 2020 include PCD loans accounted for pursuant to ASC Topic 326 as these loans are individually evaluated.  The non-performing loans do not include PCD (formerly purchase credit impaired (PCI)) loans as of December 31, 2019, as the PCD loans prior to adopting ASC Topic 326 were evaluated on a pool basis.  The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned as of the dates indicated:

	March 31, 2020	December 31, 2019
	(In Thousands)
Non-accrual loans	$32,593	$13,437
Loans over 90 days past due and still accruing	99	—
Total non-performing loans	32,692	13,437
Real estate and other assets held for sale	548	100
Total non-performing assets	$33,240	$13,537
Troubled debt restructuring, still accruing	$7,473	$8,486

The following table presents the aging of the amortized cost in past due and non- accrual loans as of March 31, 2020, by class of loans (In Thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	1,242,282	2,649	1,303	—	3,952	2,985
Commercial	2,160,018	57	5	—	62	5,196
Construction	310,783	8	—	—	8	—

Other Loans:
Commercial	867,758	124	125	—	249	3,961
Home equity and improvement	292,442	2,490	218	—	2,708	—
Consumer finance	131,117	343	29	99	471	728
PCD	66,286	2,393	795	—	3,188	19,723

Total Loans	$5,070,686	$8,064	$2,475	$99	$10,638	$32,593

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2019, by class of loans (In Thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non Accrual
Real Estate:
Residential	323,600	1,328	570	646	2,544	2,411
Commercial	1,509,132	339	172	2,716	3,227	7,609
Construction	206,721	—	—	—	—	—

Other Loans:
Commercial	576,988	273	206	2,444	2,923	2,961
Home equity and improvement	122,487	956	240	39	1,235	449
Consumer finance	37,622	143	64	7	214	7

Total Loans	$2,776,550	$3,039	$1,252	$5,852	$10,143	$13,437

Troubled Debt Restructurings

As of March 31, 2020, and December 31, 2019, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $13.8 million and $15.1 million, respectively.  The Company allocated $301,000 and $388,000 of specific reserves to those loans at March 31, 2020, and December 31, 2019, respectively, and had committed to lend additional amounts totaling up to $250,000 and $226,000 at March 31, 2020, and December 31, 2019, respectively.

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

Of the loans modified in a TDR as of March 31, 2020, $6.3 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three month periods ending March 31, 2020, and March 31, 2019:

	Loans Modified as a TDR for the Three Months Ended March 31, 2020 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	2	$378
Commercial	1	93
Construction	—	—

Other Loans:
Commercial	5	156
Home equity and improvement	1	26
Consumer finance	—	—

Total	9	$653

The loans described above increased the allowance for credit losses (“ACL”) by $29,000 in the three month period ending March 31, 2020.

	Loans Modified as a TDR for the Three Months Ended March 31, 2019 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$473
Commercial	—	—
Construction	—	—

Other Loans:
Commercial	1	14
Home equity and improvement	1	20
Consumer finance	1	7

Total	6	$514

The loans described above decreased the ALLL by $6,000 in the three month period ending March 31, 2019.

The following tables present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three month periods ended March 31, 2020, and March 31, 2019:

	Three Months Ended March 31, 2020
	($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$268
Commercial	1	172
Construction	—	—

Other Loans:
Commercial	1	132
Home equity and improvement	1	146
Consumer finance	—	—

Total	6	$718

The TDRs that subsequently defaulted described above had no effect on the ACL for the three month period ended March 31, 2020 and increased the ACL by $15,000 for the three month period ended March 31, 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

	Three Months Ended March 31, 2019
	($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$76
Commercial	—	—
Construction	—	—
	—	—
Other Loans:	—	—
Commercial	3	2,544
Home equity and improvement	1	61
Consumer finance	—	—

Total	5	$2,681

The TDRs that subsequently defaulted described above decreased the ALLL by $1,000 for the three month period ended March 31, 2019.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Real Estate:
Residential	1,046,718	390	3,685	—	198,426	1,249,219
Commercial	2,108,684	28,045	27,272	—	1,275	2,165,276
Construction	290,253	—	—	—	20,538	310,791

Other Loans:
Commercial	839,917	20,477	11,574	—	—	871,968
Home equity and improvement	194,262	—	322	—	100,566	295,150
Consumer finance	100,059	—	31	13	32,213	132,316
PCD	27,851	21,151	40,195	—	—	89,197

Total Loans	$4,607,744	$70,063	$83,079	$13	$353,018	$5,113,917

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Real Estate:
Residential	159,539	415	3,479	—	162,711	326,144
Commercial	1,460,989	27,197	23,097	—	1,076	1,512,359
Construction	182,858	1,645	—	—	22,218	206,721

Other Loans:
Commercial	548,012	24,162	7,737	—	—	579,911
Home equity and improvement	—	—	315	—	123,407	123,722
Consumer finance	—	—	20	—	37,816	37,836

Total Loans	$2,351,398	$53,419	$34,648	$—	$347,228	$2,786,693

The table below presents the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed ($ in thousands):

	Term of loans by origination
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of March 31, 2020

Real Estate
Residential:
Risk Rating
Pass	$58,175	$162,634	$206,799	$190,256	$186,702	$437,887	$2,691	$1,245,144
Special Mention	—	97	58	—	123	98	14	390
Substandard	—	—	236	63	219	3,167	—	3,685
Doubtful	—	—	—	—	—	—	—	—
Total	$58,175	$162,731	$207,093	$190,319	$187,044	$441,152	$2,705	$1,249,219

Commercial:
Risk Rating
Pass	$105,546	$450,533	$370,078	$391,162	$243,768	$530,218	$18,654	$2,109,959
Special Mention	—	1,664	999	3,096	2,628	18,935	723	28,045
Substandard	—	291	1,607	2,497	1,340	18,839	2,698	27,272
Doubtful	—	—	—	—	—	—	—	—
Total	$105,546	$452,488	$372,684	$396,755	$247,736	$567,992	$22,075	$2,165,276

Construction:
Risk Rating
Pass	$4,502	$148,694	$94,356	$49,665	$13,137	$437	$-	$310,791
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$4,502	$148,694	$94,356	$49,665	$13,137	$437	$-	$310,791

Other Loans
Commercial:
Risk Rating
Pass	$55,857	$191,337	$108,146	$61,628	$34,192	$43,359	$345,398	$839,917
Special Mention	25	881	129	2,970	60	592	15,820	20,477
Substandard	22	136	228	231	340	273	10,344	11,574
Doubtful	—	—	—	—	—	—	—	—
Total	$55,904	$192,354	$108,503	$64,829	$34,592	$44,224	$371,562	$871,968

Home equity and Improvement:
Risk Rating
Pass	$2,741	$10,976	$5,857	$9,960	$9,489	$36,520	$219,285	$294,828
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	80	242	322
Doubtful	—	—	—	—	—	—	—	—
Total	$2,741	$10,976	$5,857	$9,960	$9,489	$36,600	$219,527	$295,150

Consumer Finance:
Risk Rating
Pass	$11,543	$52,569	$30,898	$17,149	$8,692	$4,922	$6,499	$132,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	31	—	—	—	31
Doubtful	—	—	6	—	7	—	—	13

Total	$11,543	$52,569	$30,904	$17,180	$8,699	$4,922	$6,499	$132,316

PCD:
Risk Rating
Pass	$-	$292	$546	$1,015	$783	$16,847	$8,368	$27,851
Special Mention	—	24	2,783	9,697	1,496	4,441	2,710	21,151
Substandard	—	102	110	17,378	1,776	11,970	8,859	40,195
Doubtful	—	—	—	—	—	—	—	—
Total	$-	$418	$3,439	$28,090	$4,055	$33,258	$19,937	$89,197

Allowance for Credit Losses (ACL)

The Company has adopted ASU 2016-13 (Topic 326 – Credit Losses) to calculate the ACL which requires a projection of credit loss over the contract lifetime of the credit adjusted for prepayment tendencies. This valuation account is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loan.  The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans.

The credit loss estimation process involves procedures that consider the unique characteristics of the Company’s portfolio segments.  These segments are further disaggregated into the loan pools for monitoring.  When computing allowance levels, a model of risk characteristics, such as loss history and delinquency status, along with current conditions and a supportable forecast is used to determine credit loss assumptions.

The Company is generally utilizing two methodologies to analyze loan pools, discounted cash flows (“DCF”) and probability of default/loss given default (“PD/LGD”).

A default can be trigger by one of several different asset quality factors including past due status, non-accrual status or if the loan has had a charge-off.  The PD/LGD utilizes charge off data from the Federal Financial Institutions Examination Council to construct a default rate.  The Company estimates losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then reverts to longer term historical loss experience over a three-year period.  This default rate is further segmented based on the risk of the credit assigning a higher default rate to riskier credits.

The DCF methodology was selected as the most appropriate for loan segments with longer average lives and regular payment structures.  The DCF model has two key components, the loss driver analysis combined with a cash flow analysis.  The contractual cash flow is adjusted for PD/LGD and prepayment speed to establish a reserve level.  The prepayment studies are updated quarterly by a third-party for each applicable pool.

The remaining life method was selected for the consumer loan segment since the pool contains loans with many different structures and payment streams and collateral.  The weighted average remaining life uses an average annual charge-off rate applied to the contractual term, further adjusted for estimated prepayments to determine the unadjusted historical charge-off rate for the remaining balance of assets.

Portfolio Segments	Loan Pool	Methodology	Loss Drivers
Residential real estate	1-4 Family nonowner occupied	DCF	National unemployment
	1-4 Family owner occupied	DCF	National unemployment
Commercial real estate	Commercial real estate nonowner occupied	DCF	National unemployment
	Commercial real estate owner occupied	DCF	National unemployment
	Multi Family	DCF	National unemployment
	Agriculture Land	DCF	National unemployment
	Other commercial real estate	DCF	National unemployment
Construction secured by real estate	Construction	PD/LGD	Call report loss history

Commercial	Commercial working capital	PD/LGD	Call report loss history
	Agriculture production	PD/LGD	Call report loss history
	Other commercial	PD/LGD	Call report loss history
Home equity and improvement	Home equity and improvement	PD/LGD	Call report loss history
Consumer finance	Consumer finance	Remaining life	Call report loss history

According to the accounting standard an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner.   The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables for all loan segments.   Current policy dictates that a loan will be placed on nonaccrual status, with the current accrued interest receivable balance being written off, upon the loan being 90 days delinquent or when the loan is deemed to be collateral dependent and the collateral analysis shows less than 1.2 times discounted collateral coverage based on a current assessment of the value of the collateral.

In addition to the ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establishes a loss expectation for extended (funded) commitments.  This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument.  At March 31, 2020, the Company had $1.3 billion in unfunded commitments and set aside $5.7 million in anticipated credit losses.  This reserve is recorded in other liabilities as opposed to the ACL.

The determination of ACL is complex and the Company makes decisions on the effects of matters that are inherently uncertain.  Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgements as to the facts and circumstances related to particular situations or credits.  There may be significant changes in the ACL in future periods determined by prevailing factors at that point in time along with future forecasts.

Purchased Loans

As a result of the Merger, the Company acquired $2.3 billion in loans.  Par value of purchased loans follows (in thousands):

2020
Par value of acquired loans at acquisition	$2,314,588
Credit discount	34,610
Non-credit discount/(premium) at acquisition	(8,497)
Purchase price of loans at acquisition	$2,340,701

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, credit discount $7.7 million and a noncredit discount of $4.1 million. The outstanding balance at March 31, 2020 and related allowance on these loans is as follows (in thousands):

	Loan Balance	ACL Balance
	(In Thousands)
Real Estate:
Residential	$17,651	$1,345
Commercial	37,070	3,935
Construction	1,034	52
	55,755	5,332
Other Loans:
Commercial	25,921	2,255
Home equity and improvement	6,268	258
Consumer finance	1,253	64
	33,442	2,577
Total	$89,197	$7,909

At March 30, 2020 the Company had $2.0 million in loans that had previously been accounted for as purchase credit impaired.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.3 million as of March 31, 2020, and $981,000 as of December 31, 2019. The increase is a result of the merger with UCFC.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Gain from sale of mortgage loans	$4,902	$1,301
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,594	939
Amortization of mortgage servicing rights	(1,163)	(286)
Mortgage servicing rights valuation adjustments	(4,485)	(113)
	(4,054)	540

Net revenue from sale and servicing of mortgage loans	$848	$1,841

The unpaid principal balance of residential mortgage loans serviced for third parties was $3.0 billion at March 31, 2020, and $1.46 billion at December 31, 2019.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,801	$10,419
Loans sold, servicing retained	1,376	278
Mortgage servicing rights acquired	9,747	—
Amortization	(1,163)	(286)
Carrying value before valuation allowance at end of period	20,761	10,411

Valuation allowance:
Balance at beginning of period	(534)	(300)
Impairment recovery (charges)	(4,485)	(113)
Balance at end of period	(5,019)	(413)
Net carrying value of MSRs at end of period	$15,742	$9,998
Fair value of MSRs at end of period	$16,105	$10,264

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity.  A liability of $43,000 was accrued at both March 31, 2020, and December 31, 2019, respectively.  There was no expense or credit recognized related to the accrual in the three months ended March 31, 2020 or 2019.

10.	Leases

Due to the merger with UCFC, on January 31, 2020, the Company performed a valuation on UCFC’s leases to determine an initial right of use asset (ROU asset) and lease liability.  The Company recorded an initial ROU asset of $5.0 million and a lease liability of $5.1 million for these leases.

The Company’s lease agreements have maturity dates ranging from December 2020 to September 2044, some of which include options for multiple five and ten year extensions.  The weighted average remaining life of the lease term for these leases was 17.58 years as of March 31, 2020 and 17.07 years as of December 31, 2019.  The weighted average discount rate for leases was 2.55% as of March 3, 2020 and 3.17% as of December 31, 2019.

The total operating lease costs were $517,000 for the three months ended March 31, 2020, and $243,000 for the three months ended March 31, 2019, respectively. The right-of-use asset, included in other assets, was $17.7 million and $8.9 million at March 31, 2020 and December 31, 2019, respectively.  The lease liabilities, included in other liabilities, were $18.2 million and $9.5 million as of March 31, 2020 and December 31, 2019, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2020
2020	$1,913
2021	2,295
2022	1,944
2023	1,539
2024	1,311
Thereafter	14,911
Total undiscounted minimum lease payments	$23,913
Present value adjustment	(5,687)
Total lease liabilities	$18,226

11.	Deposits

A summary of deposit balances is as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)
Non-interest-bearing checking accounts	$1,041,315	$630,359
Interest-bearing checking and money market accounts	2,052,935	1,198,012
Savings deposits	623,331	303,166
Retail certificates of deposit less than $250,000	1,091,003	631,253
Retail certificates of deposit greater than $250,000	185,564	107,535
	$4,994,148	$2,870,325

12.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2020	December 31, 2019
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$486,000	$83,999
Amortizable mortgage advances	—	1,085
Overnight advances	—	—
Fair value adjustment on acquired balances	—	(21)
Total	$486,000	$85,063
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The FHLB advances outstanding at March 31, 2020, have maturities of $451.0 million in 2020, $5.0 million in 2021 and $10.0 maturing in each of 2022, 2023 and 2024.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.24% as of March 31, 2020, and 4.29% as of December 31, 2019.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.12% and 4.17% on March 31, 2020 and December 31, 2019, respectively.

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

The balance of repurchase agreements was $2.0 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively.  All of the repurchase agreements were overnight and continuous as of March 31, 2020 and December 31, 2019.  The repurchase agreements were collateralized by investment securities having a market value of $5.6 million and $5.8 at March 31, 2020 and December 31, 2019, respectively.

13.	Commitments, Guarantees and Contingent Liabilities

Loan commitments are made to accommodate the financial needs of First Federal’s customers commitments that result in market risk. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	March 31, 2020	December 31, 2019
Commitments to make loans	$361,397	$178,811
Unused lines of credit	895,487	433,109
Standby letters of credit	12,745	14,215
Total	$1,269,629	$626,135

Commitments to make loans are generally made for periods of 60 days or less.

14.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2015. The Company currently operates primarily in the states of Ohio, Michigan, Pennsylvania and West Virginia which tax financial institutions based on their equity rather than their income.

For further information on taxes refer to the discussion on CECL in Note 8. Loans and the Merger information in Note 18. Business Combinations.

15.	Derivative Financial Instruments

At March 31, 2020, the Company had approximately $262.9 million of interest rate lock commitments and $318.1 million of forward commitments for the future delivery of residential mortgage loans and forward sales of mortgage backed securities.  These commitments are considered derivatives.  The Company had $17.0 million of interest rate lock commitments and $34.4 million of forward commitments at December 31, 2019.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets and a derivative liability recorded in other liabilities in the Consolidated Statements of Financial Condition.  The table below provides data about the carrying values of these derivative instruments:

	March 31, 2020			December 31, 2019
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$4,073	$586	$3,487	$883	$(9)	$892

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers that was acquired in the merger with UCFC.  Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $50.1 million and fair value of $1.9 million in other assets and $2.1 million in other liabilities at March 31, 2020.  The difference in fair value of $194,000 between the asset and liability represents a credit valuation adjustment that flows through noninterest income.  Since January 31, 2020, $108,000 of the $194,000 has flowed through noninterest income.  The remainder was part of the Merger consideration.  The Company had no interest rate swaps outstanding at December 31, 2019.

Equity Linked Time Deposit

The Company also acquired time deposits in its acquisition of UCFC that have written and purchased option derivatives to facilitate an equity linked time deposit product.  The time deposit provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Bank receives a known stream of funds based on the equity return (a purchase option).  The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statement of financial condition.  At March 31, 2020, the balance of the equity linked time deposits was $9.6 million and the written and purchased options each had a fair value of $86,000.

16.	Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2020:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$9,458	$(1,985)	$7,473
Reclassification adjustment for net gains included in net income	—	—	—
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	—	—	—
Total other comprehensive loss	$9,458	$(1,985)	$7,473

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2019:
Securities available for sale:
Change in net unrealized gain/loss during the period	$4,603	$(968)	$3,635
Reclassification adjustment for net gains included in net income	—	—	—
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit
Postretirement medical plan	—	82	82
Total other comprehensive loss	$4,603	$(886)	$3,717

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2020	$4,839	$(244)	$4,595
Other comprehensive income before reclassifications	7,473	—	7,473
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net other comprehensive income during period	7,473	—	7,473

Balance March 31, 2020	$12,312	$(244)	$12,068

Balance January 1, 2019	$(2,057)	$(91)	$(2,148)
Other comprehensive income (loss) before reclassifications	3,635	—	3,635
Amounts reclassified from accumulated other comprehensive income	—	82	82

Net other comprehensive income during period	3,635	82	3,717

Balance March 31, 2019	$1,578	$(9)	$1,569

17.	Subsequent Event

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world.  Business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to increase over the coming months and will likely adversely affect their ability to pay interest and principal on their loans and the value of the collateral securing their obligations may decline.  These uncertainties may negatively impact the Statement of Financial Condition, the Statement of Income and the Statement of Cash Flows of the Company.

The Company responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing nearly $450 million to small businesses in our markets.  In addition, the Company continues to receive requests for payment deferrals on loans.  Through May, the Company approved approximately 600 deferrals totaling $611.3 million in net balances.  Almost half of the deferrals were for the full six month period with the next largest category being a three month deferral.  These actions may impact the Company’s performance during the remainder of 2020 although the specific details cannot be determined at this time.

18.	Business Combinations

Effective January 31, 2020, the Company merged with UCFC and its subsidiaries, pursuant to the Merger Agreement.   Pursuant to the Merger Agreement, UCFC was merged with and into First Defiance.  Immediately following the Merger, Home Savings was merged with and into First Federal Bank of the Midwest, with First Federal surviving the Merger.  In addition, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC and United American Financial Services, Inc., each merged with the Company’s wholly-owned insurance subsidiary, First Insurance Group of the Midwest, Inc., with First Insurance Group of the Midwest, Inc. surviving the Merger.  UCFC’s consolidated assets and equity (unaudited) as of January 31, 2020 totaled $2.8 billion and $324.5 million, respectively.  The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.  The fair value estimates included in these financial statements are based on preliminary valuations.

In accordance with ASC 805, the Company expensed approximately $11.5 million of direct acquisition costs during the three months ended March 31, 2020, of which $4.7 million was to settle employment and benefit agreements and for personnel expenses related to operating the new UCFC locations.  The Company recorded $217.5 million of goodwill and $33.0 million of intangible assets in the first quarter of 2020. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  The Merger was consistent with the Company’s strategy to enhance and expand its presence in northern Ohio.  The Merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits, which are being amortized over 10 years on an accelerated basis, and customer relationships, which are being amortized over 10 years on a straight-line basis.  For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.  The following table summarizes the fair value of the total consideration transferred as part of the Merger as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

January 31, 2020
(In Thousands)

Cash Consideration	$132
Equity - Dollar Value of Issued Shares	526,875
Fair Value of Total Consideration Transferred	527,007

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	52,580
Securities available for sale	262,753
Net loans, including loans held for sale and allowance	2,340,701
FHLB Stock	12,753
Office Properties and Equipment	21,216
Intangible Assets	33,014
Bank Owned Life Insurance	65,934
Mortgage Servicing Rights	9,747
Accrued Interest Receivable and Other Assets	34,452
Deposits - Non-Interest Bearing	(430,921)
Deposits - Interest Bearing	(1,651,669)
Advances from FHLB	(381,000)
Deferred tax liability	(2,262)
Accrued Interest Payable and Other Liabilities	(57,742)
Total Identifiable Net Assets	309,556

Goodwill	$217,451

As a result of the Merger and in accordance with the Merger Agreement, each share of UCFC common stock issued and outstanding immediately prior to the effective time was converted into 0.3715 share of First Defiance common stock.  No fractional shares of First Defiance common stock were issued in the Merger, and UCFC’s shareholders became entitled to receive cash in lieu of fractional shares. The Company issued 17,927,017 First Defiance common shares and paid approximately $0.1 million to UCFC shareholders as a result of the Merger.  The fair value of First Defiance common shares issued as part of the consideration paid for the UCFC common shares was determined based on the closing price of the Company’s common shares on the effective date of the Merger.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2019, after giving effect to certain adjustments.  The unaudited pro forma information for the three months ended March 31, 2020 and March 31, 2019 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Three Months Ended March 31,
	2020	2019
	(In Thousands)
Net interest income	$53,380	$52,460
Provision for credit losses	(17,831)	(273)
Non-interest income	17,281	16,796
Non-interest expense	(41,141)	(43,946)
Income (loss) before income taxes	11,689	25,037
Income tax benefit (expense)	(2,734)	(4,498)
Net income (loss)	$8,955	$20,539
Diluted earnings per share	$0.24	$0.54

The above pro forma financial information related to 2020 excludes non-recurring merger costs that totaled $11.5 million on a pre-tax basis. The above pro forma financial information excludes the $25.9 million pre-tax provision expense recognized for the three months ended March 31, 2020 under CECL for acquired non-PCD loans as CECL was not effective as of the assumed transaction date of January 1, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This quarterly report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 B of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, all statements regarding intent, beliefs, expectations, projections, forecasts and plans of First Defiance Financial Corp. (“First Defiance” or the “Company”) and its management, and specifically include statements regarding: changes in economic conditions; the nature, extent and timing of governmental actions and reforms; future movements of interest rates; the ability to benefit from a changing interest rate environment; the production levels of mortgage loan generation; the ability to continue to grow loans and deposits; the ability to sustain credit quality ratios at current or improved levels; continued strength in the market area for First Federal; the ability to sell real estate owned properties; and the ability to grow in existing and adjacent markets. These forward-looking statements involve numerous risks and uncertainties, including: impacts from the novel coronavirus (COVID-19) pandemic on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market related to COVID-19 or responses to the health crisis; the effects of various governmental responses to the COVID-19 pandemic; those inherent in general and local banking, insurance and mortgage conditions; competitive factors specific to markets in which First Defiance and its subsidiaries operate; future interest rate levels; legislative and regulatory decisions or capital market conditions; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the year ended December 31, 2019. One or more of these factors have affected or could in the future affect First Defiance’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurances that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by First Defiance or any other persons, that our objectives and plans will be achieved. All forward-looking statements made in this quarterly report are based on information presently available to the management of First Defiance and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three month periods ended March 31, 2020 and 2019.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Net interest income (GAAP)	$45,463	$28,270
Add: FTE adjustment	251	247
Net interest income on a FTE basis (1)	$45,714	$28,517

Non-interest income-less securities gains/losses (2)	13,999	10,813
Non-interest expense (3)	43,768	24,866
Average interest-earning assets net of average
unrealized gains/losses on securities (4)	4,852,863	2,873,133
Average interest-earning assets	4,862,532	2,871,340
Average unrealized gains/losses on securities	9,669	(1,793)

Ratios:
Net interest margin (1) / (4)	3.78%	4.03%
Efficiency ratio (3) / (1) + (2)	73.30%	63.22%

Critical Accounting Policies

The Company has established various accounting policies which govern the application of GAAP in the preparation of its financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the 2019 Form 10-K and in Footnote 2 of this document. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the 2019 Form 10-K and in Footnote 2 of this document include the Allowance for Credit Losses, Goodwill, and the Valuation of Mortgage Servicing Rights.

General

First Defiance Financial Corp. is a financial holding company that conducts business through its  wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal” or the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), First Defiance Risk Management Inc. (“First Defiance Risk Management”), HSB Capital, LLC (HSB Capital”), and HSB Insurance, Inc. (“HSB Insurance”).

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

Immediately following the Merger, First Federal, acquired UCFC’s wholly owned bank subsidiary, Home Savings Bank.  Immediately prior to the merger of the banks, First Federal converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers.  The Company acquired two additional subsidiaries in the Merger, HSB Capital and HSB Insurance.

The Bank is an Ohio state chartered bank headquartered in Youngstown, Ohio. It conducts operations through 77 banking center offices, 12 loan offices and 3 wealth offices in Ohio, Michigan, Indiana, Pennsylvania and West Virginia.

The Bank provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

HSB Capital was formed as an Ohio limited-liability company by UCFC during 2016 for the purpose of providing mezzanine funding for customers of Home Savings. Mezzanine loans are offered by HSB Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

First Insurance is a wholly owned subsidiary of the Company. First Insurance is an insurance agency that conducts business throughout the Company’s markets.  First Insurance offers property and casualty insurance, life insurance and group health insurance.

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

HSB Insurance, Inc. was formed on June 1, 2017 as a Delaware-based captive insurance company that insures against certain risks that are unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible; by pooling resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance, Inc. is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

Regulation – The Company is subject to regulation, examination and oversight by the Federal Reserve Board (“Federal Reserve”) and the SEC.  The Bank is subject to regulation, examination and oversight by the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions of the Ohio Department of Commerce (ODFI).  In addition, the Bank is subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”) which was established by the 2010 Dodd-Frank Wall Street Reform and

Consumer Protection Act (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations.  The Company and the Bank must file periodic reports with the Federal Reserve, and examinations are conducted periodically by the Federal Reserve, the FDIC and the ODFI to determine whether the Company and the Bank are in compliance with various regulatory requirements and are operating in a safe and sound manner.

The Company is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law.  The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion.  Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the Federal Reserve Board takes action to maintain those standards.  Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Bank even before the enactment of the Regulatory Relief Act.

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

Holding Company Regulation – The Company is a financial holding company and is subject to the Federal Reserve regulations, examination, supervision and reporting requirements. Federal law generally prohibits a bank holding company from controlling any other institution without prior approval of the Federal Reserve, or from acquiring or retaining more than 5% of the voting shares of a bank or holding company thereof, which is not a subsidiary.

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

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the ACL, subject to new eligibility criteria, less applicable deductions.

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

In order to be “well-capitalized,” a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  As of March 31, 2020, the Bank met the ratio requirements in effect to be deemed "well-capitalized."

Deposit Insurance - The FDIC maintains the Deposit Insurance Fund (“DIF’), which insures the deposit accounts of the Bank to the maximum amount provided by law.  The general insurance limit is $250,000 per separately insured depositor.  This insurance is backed by the full faith and credit of the United States government.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution.  The FDIC may also impose a special assessment in an emergency situation.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the ratio of the DIF to insured deposits of the total industry.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The DRR reached 1.36% at March 31, 2019.  The credits will be applied when the reserve ratio is at least 1.38%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks.

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

Business Strategy – The Company’s primary objective is to be a high-performing community-focused financial institution, well regarded in its market areas. The Company accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. The Company believes this strategy results in greater customer loyalty and profitability through core relationships. The Company is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of the Company’s business strategy are commercial banking, consumer banking, including the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of the Company’s success. The Company provides primarily commercial real estate and commercial business loans with an emphasis on owner-occupied commercial real estate and commercial business lending, including a focus on the deposit balances that accompany these relationships. The Company’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. The Company’s focus is also on securing multiple guarantors in addition to collateral where possible.  These customers require the Company to have a high degree of knowledge and understanding of their business in order to provide them with solutions to meet their financial needs. The Company believes this personal service model differentiates it from its competitors, particularly the larger regional institutions. The Company offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. The Company also believes that the small business customer is a strong market for it. The Company participates in many of the Small Business Administration (“SBA”) lending programs and implemented a program targeting the small business customer. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

Consumer Banking – The Company offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service and savings accounts. The Company offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. The Company also offers online banking services, which include mobile banking, People Pay, online bill pay, and online account opening as well as the MoneyPass ATM Network offering access to our customers to over 32,000 ATMs nationwide without a surcharge fee.

Fee Income Development - Generation of fee income and the diversification of revenue sources are accomplished through the mortgage banking operation, First Insurance and the wealth management department as the Company seeks to reduce reliance on retail transaction fee income.

Deposit Growth – The Company’s focus has been to grow core deposits with an emphasis on total relationship banking with both our retail and commercial customers. The Company has initiated a pricing strategy that considers the whole relationship of the customer. The Company will continue to focus on increasing its market share in the communities it serves by providing quality products with extraordinary customer service, business development strategies and branch expansion. The Company will look to grow its footprint in areas believed to further complement its overall market share and complement its strategy of being a high-performing community bank.

Asset Quality - Maintaining a strong credit culture is of the utmost importance. The Company has maintained a strong credit approval and review process that has allowed the Company to maintain a credit quality standard that balances the return with the risks of industry concentrations and loan types. The Company is primarily a collateral lender with an emphasis on cash flow performance, while obtaining additional support from personal guarantees and secondary sources of repayment. The Company has directed its attention to loan types and markets that it knows well and in which it has historically been successful. The Company strives to have loan relationships that are well diversified in both size and industry, and monitors the overall trends in the portfolio to maintain its industry and loan type concentration targets. The Company maintains a problem loan remediation process that focuses on detection and resolution. The Company maintains a strong process of internal control that subjects the loan portfolio to periodic internal reviews as well as independent third-party loan review.

Expansion Opportunities – The Company believes it is well positioned to take advantage of acquisitions or other business expansion opportunities in its market areas. The Company believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. The Company will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well, and has been competing in for a long period of time, as well as surrounding market areas.

Investments – The Company invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, mortgage-backed securities which are issued by federal agencies, corporate bonds and collateralized mortgage obligations (“CMOs”). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB ASC Topic 320, Investments –Debt and Equity Securities.

The Company’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.”  Securities classified as available-for-sale may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet the Company’s liquidity needs.  Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the security to maturity.

Lending - In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans.  The Company requires an appraisal that is less than one year old for all new collateral dependent real estate loans, and all renewed collateral dependent real estate loans where significant new money is extended.  The appraisal process is handled by the Company’s Credit Department, which selects the appraiser and orders the appraisal.  The Company’s loan policy prohibits the account officer from talking or communicating with the appraiser to ensure that the appraiser is not influenced by the account officer in any way in making their determination of value.

The Company generally does not require updated appraisals for performing loans unless significant new money is requested by the borrower.

When a collateral dependent loan is downgraded to classified status, the Company reviews the most current appraisal on file and, if necessary, based on its assessment of the appraisal, such as age, market, etc., the Company will discount this amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by estimation of the carrying and selling costs.  In most instances, if the appraisal is more than twelve to fifteen months old, a new appraisal may be required. Finally, the Company assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge off is necessary.

When a collateral dependent loan moves to non-performing status, the Company generally gets a new third party appraisal and charges the loan down appropriately based upon the new appraisal and an estimate of costs to liquidate the collateral.  All properties that are moved into the Other Real Estate Owned (“OREO”) category are supported by current appraisals, and the OREO is carried at the lower of cost or fair value, which is determined based on appraised value less an estimate of the liquidation costs.

The Company does not adjust any appraisals upward without written documentation of this valuation change from the appraiser.  When setting reserves and charge-offs on classified loans, appraisal values may be discounted downward based upon the Company’s experience with liquidating similar properties.

All loans over 90 days past due and/or on non-accrual are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90 day delinquency occurs.

Any partially charged-off collateral dependent loans are considered non-performing, and as such, would need to show an extended period of time with satisfactory payment performance as well as cash flow coverage capability supported by current financial statements before the Company will consider an upgrade to performing status.   The Company may consider moving the loan to accruing status after approximately six months of satisfactory payment performance.

For loans where the Company determines that an updated appraisal is not necessary, other means are used to verify the value of the real estate, such as recent sales of similar properties on which the Company had loans as well as calls to appraisers, brokers, realtors and investors.  The Company monitors and tracks its loan to value quarterly to determine accuracy and any necessary charge-offs. Based on these results, changes may occur in the processes used.

Loan modifications constitute a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. For  loans  that  are  considered  TDRs, the Company either computes  the  present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair  value  of  the  collateral.   For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a reserve in the ACL.  For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged off.

Earnings - The profitability of the Company is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank of Cincinnati (“FHLB”) advances, and other borrowings. The Company’s non-interest income is mainly derived from service fees and other charges, mortgage banking income, and insurance commissions. The Company’s earnings also depend on the provision for credit losses, non-interest expenses (such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses) and federal income tax expense.

Changes in Financial Condition

At March 31, 2020, the Company's total assets amounted to $6.5 billion compared to $3.5 billion at December 31, 2019.  The increase is primarily attributable to the Merger which added $2.8 billion in identified assets as of January 31, 2020.

Gross loans receivable, excluding loans held for sale, were $5.1 billion at March 31, 2020, compared to $2.8 billion at December 31, 2019.  For the quarter, gross loans receivable grew $2.3 billion, including $2.2 billion from the Merger.

The investment securities portfolio increased $250.8 million to $534.2 million at March 31, 2020 from $283.4 million at December 31, 2019.  The increase is a result of $262.8 million of available for sale securities acquired in the Merger and a $9.5 million increase in the market value of available-for-sale securities offset by runoff and amortization of $21.5 million during the quarter.

Deposits increased $2.1 billion from $2.9 billion at December 31, 2019, to $5.0 billion as of March 31, 2020.   The increase was due to the deposits acquired in the Merger which added $430.9 million of non-interest deposits and $1.7 billion of interest-bearing deposits.

Stockholders’ equity increased $490.2 million from $426.2 million at December 31, 2019, to $916.4 million at March 31, 2020. The increase in stockholders’ equity was primarily the result of the Merger and $7.5 million in other comprehensive gain. The increase was partially offset by the repurchase of 430,000 shares of common stock totaling $10.1 million, the net operating loss of $22.5 million and $8.3 million of common stock dividends paid.

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

	Three Months Ended March 31,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$4,317,857	$51,485	4.80%	$2,517,283	$31,238	5.03%
Securities (3)	449,744	2,943	2.69	295,824	2,428	3.31
Interest bearing deposits	68,980	230	1.34	44,752	285	2.58
FHLB stock	25,951	115	1.78	13,481	215	6.47
Total interest-earning assets	4,862,532	54,773	4.54	2,871,340	34,166	4.82
Non-interest-earning assets	495,066			311,672
Total assets	$5,357,598			$3,183,012

Interest-bearing liabilities:
Deposits	$3,343,833	$7,771	0.93%	$2,061,023	$5,005	0.98%
FHLB advances and other	209,508	1,006	1.93	58,954	276	1.90
Subordinated debentures	36,083	273	3.04	36,083	364	4.09
Securities sold under repurchase agreements	2,359	9	1.53	5,431	4	0.30
Total interest-bearing liabilities	3,591,783	9,059	1.01	2,161,491	5,649	1.06
Non-interest bearing deposits	896,220	—	—	581,135	—
Total including non-interest bearing demand deposits	4,488,003	9,059	0.81	2,742,626	5,649	0.84
Other non-interest-bearing liabilities	82,758			45,248
Total liabilities	4,570,761			2,787,874
Stockholders’ equity	786,837			395,138
Total liabilities and stock-Holders’ equity	$5,357,598			$3,183,012
Net interest income; interest rate spread		$45,714	3.53%		$28,517	3.76%
Net interest margin (4)			3.78%			4.03%
Average interest-earning assets to average interest-bearing liabilities			135%			133%

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

Results of Operations

Three Months Ended March 31, 2020 and 2019

On a consolidated basis, the Company reported a net loss for the quarter ended March 31, 2020 of $22.5 million compared to net income of $11.5 million for the comparable period in 2019. On a per share basis, the basic and diluted loss per share was $0.71 for the three months ended March 31, 2020 and basic and diluted earnings per common share were $0.57 for the three months ended March 31, 2019.  The year-to-year results are impacted by the Merger and include $43.8 million in credit loss expense, $25.9 million related to acquisition accounting, for an after-tax cost of $20.5 million.  The results for the first quarter of 2020 also included $11.5 million of acquisition-related charges, which had an after-tax cost of $9.5 million.  The results for the first quarter of 2020 include two months of activity for UCFC compared to none in 2019

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $45.5 million for the quarter ended March 31, 2020, up from $28.3 million for the same period in 2019. The tax-equivalent net interest margin was 3.78% for the quarter ended March 31, 2020, a decrease from 4.03% for the same period in 2019. The decrease in margin between the 2020 and 2019 first quarters was primarily due to a decrease in the yield on earning assets.  The decline in interest rates in the in 2019 and through the first quarter of 2020 was the primary reason for this decrease along with the Merger.  The yield on interest-earning assets was 4.54% for the quarter ended March 31, 2020, down 28 basis points from 4.82% for the same period in 2019.  The cost of interest-bearing liabilities between the two periods declined 5 basis points to 1.01% in the first quarter of 2020 from 1.06% in the first quarter of 2019.

Total interest income increased $20.6 million to $54.5 million for the quarter ended March 31, 2020, from $33.9 million for the quarter ended March 31, 2019.  This increase is due to continued solid loan growth and the Merger which resulted in average earning asset growth of $2.0 billion year-over-year.  Income from loans increased to $51.5 million for the quarter ended March 31, 2020, compared to $31.2 million for the same period in 2019 due to average loan growth of $1.8 billion.  The decrease in the loan portfolio yield to 4.80% for the three months ended March 31, 2020 from 5.03% for the same period in 2019, was due mainly to declining rates.  Interest income from investments increased $512,000 in the first quarter of 2020 to $2.7 million compared to the same period in 2019. The yield decreased 62 basis points to 2.69% for the three months ended March 31, 2020, compared to 3.31% for the same period in 2019.  Income from interest bearing deposits decreased to $230,000 in the first quarter of 2020 compared to $285,000 for the same period in 2019 while income from FHLB stock decreased to $115,000 in the first quarter of 2020 compared to $215,000 for the same period in 2019.

Interest expense increased by $3.4 million in the first quarter of 2020 compared to the same period in 2019, to $9.1 million from $5.6 million.  This increase was due to growth in deposits along with the Merger. Interest expense related to interest-bearing deposits was $7.8 million in the first quarter of 2020 compared to $5.0 million for the same period in 2019. Interest expense recognized by the Company related to FHLB advances was $1.0 million in the first quarter of 2020 compared to $276,000 for the same period in 2019 as a result of increased volume from the merger. Expenses on subordinated debentures and notes payable were $273,000 and $9,000 respectively in the first quarter of 2020 compared to $364,000 and $4,000 respectively for the same period in 2019.

Allowance for Credit Losses (“ACL”)

The Company adopted ASU 2016-13, the Current Expected Credit Loss (“CECL”) model on January 1, 2020.  Under CECL, a valuation reserve will be established in the ACL and maintained through expense in the provision for credit losses.  Upon adoption of CECL, the Company made a one-time adjustment, net of taxes, to retained earnings for $1.9 million.  The ACL represents management’s assessment of the estimated credit losses the Company will receive over the life of the loan. ACL requires a projection of credit losses over the contract lifetime of the credit adjusted for prepayment tendencies.  Management analyzes the adequacy of the ACL regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The ACL is a material estimate that is susceptible to significant fluctuation and is established through a provision for credit losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. The Company’s goal is to have 50% or greater of the portfolio reviewed annually.  Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the ACL associated with these types of loans.

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits.  In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors.  If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows.  If the loan is impaired and collateral dependent, then any shortfall is usually charged off.  The Company also considers the impacts of any SBA or Farm Service Agency guarantees. The specific reserve portion of the ACL was $683,000 at March 31, 2020, and $422,000 at December 31, 2019.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies.  In addition the future economic environment is incorporated in projection with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast.  For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into thirteen different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied for ACL.   Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate.  And commercial credits are comprised of commercial working capital, agriculture production and other commercial credits.  The Company utilizes three different methodologies to analyze loan pools.

Discounted cash flows (DCF) was selected as the appropriate method for loan segments with longer average lives and regular payment structures.   This method is applied to a majority of the Company’s real estate loans.  DCF generates cash flow projections at the instrument level where payment expectations are adjusted for prepayment and curtailment to produce an expected cashflow stream.  This expected cashflow stream is compared to the net present value of expected cash flows to establish a valuation account for these loans.

The probability of default/loss given default methodology was selected as most appropriate for loan segments with average lives of three years or less and/or irregular payment structures.  This methodology was used for home equity and commercial portfolios.   A loan is considered to default if one of the following is detected:

•	Becomes 90 days or more past due
•	Is place on nonaccrual
•	Is marked as a troubled debt restructuring
•	Is partially or wholly charge-off

The default rate is measured on the current life of the loan segment using s weighted average of the four most recent quarters.  PD/LGD is determined on a dollar-ratio basis, measuring the ratio of net charged off principal to defaulted principal.

The consumer portfolio contains loans with many different payment structures, payment streams and collateral.  The remaining life method was deemed most appropriate for these loans.  The weighted average remaining life uses an annual charge-off rate over several vintages to estimate credit losses.  The average annual charge-off rate is applied to the contractual term adjusted for prepayments.

Additionally, CECL requires a reasonable and supportable forecast when establishing the ACL.  The Company estimates losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then reverts to longer term historical loss experience over a three-year period.

The quantitative general allowance increased to $41.6 million at March 31, 2020, from $6.6 million at December 31, 2019.

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

The qualitative analysis indicated a general reserve of $35.8 million at March 31, 2020 compared to $24.2 million at December 31, 2019.  The increase was mainly due to the Merger, which increased the pool of loans to which the qualitative reserves are applied, and changes in the economy.  Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all loan segments increased in the first three months of 2020, due to a slight increase in local unemployment levels and uncertainty in global economic conditions.

The environmental factors for the commercial real estate, commercial loan and construction loan segments decreased in the first three months of 2020, mainly due to decreases in credit concentrations and strengthened credit function. The environmental factors for the home equity and improvement, consumer and residential loan segments remained flat in the first three months of 2020.

The risk factors for commercial real estate, construction, and consumer loans increased in the first three months of 2020 primarily due to unfavorable trends in external factors. The risk factors for commercial, home equity and improvement, and residential loans decreased in the first three months of 2020 primarily due to favorable trends in non-performing assets.

The Company’s general reserve percentages for main loan segments not otherwise classified ranged from 0.45% for construction loans to 2.46% for consumer loans at March 31, 2020.

Under CECL, when loans are purchased with evidence of more than insignificant deterioration of credit they are accounted for as purchase credit deteriorated (“PCD”).  PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded.  In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date.  These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement.  On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, a recorded adjustment on yield of $4.1 million and an increase to the ACL of $7.7million.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the decrease in net charge-offs in the quarter, the Company’s provision for credit losses for the first quarter of 2020 was $43.8 million, including $25.9 million attributable to the acquisition, compared to  $0.2 million for the same period in 2019. The ACL was $85.9 million at March 31, 2020 and $31.2 million at December 31, 2019. The ACL represented 1.68% of loans, net of undisbursed loan funds and deferred fees and costs, at March 31, 2020 and 1.12% at December 31, 2019.  In management’s opinion, the overall ACL of $85.9 million as of March 31, 2020, is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2020, there were no write-downs of real estate held for sale. Management believes that the values recorded at March 31, 2020, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $70.5 million at March 31, 2020, compared to $34.2 million at December 31, 2019, an increase of $36.3 million primarily due to the acquisition of HSB.

The Company’s ratio of ALLL to non-performing loans was 263.4% at March 31, 2020, compared with 232.5% at December 31, 2019. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2020, are appropriate.  Of the $32.6 million in non-accrual loans at March 31, 2020, $16.9 million or 51.8% are less than 90 days past due.

At March 31, 2020, the Company had total non-performing assets of $33.1 million, compared to $13.6 million at December 31, 2019. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale.  Non-performing assets at March 31, 2020, and December 31, 2019, by category were as follows:

	March 31,	December 31,
	2020	2019
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$6,707	$2,411
Non-residential and multi-family residential real estate	19,386	7,609
Commercial	3,961	2,961
Home equity and improvement	1,299	449
Consumer finance	1,240	7
Total non-performing loans	32,593	13,437

Real estate owned	548	100
Total repossessed assets	548	100

Total Nonperforming assets	$33,141	$13,537
TDR loans, accruing		$8,486

Total nonperforming assets as a percentage of total assets	0.51%	0.39%
Total nonperforming loans as a percentage of total loans*		0.49%
Total nonperforming assets as a percentage of total loans plus REO*	0.65%	0.49%
ACL as a percent of total nonperforming assets	259.07%	230.80%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

Non-performing loans in the commercial loan category represented 0.44% of the total loans in that category at March 31, 2020, compared to 0.51% for the same category at December 31, 2019. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.88% of the total loans in this category at March 31, 2020, compared to 0.51% at December 31, 2019.   Non-performing loans in the residential loan category represented 0.53% of the total loans in that category at March 31, 2020, compared to 0.74% for the same category at December 31, 2019.

The Bank’s Special Assets Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Special Asset Committee makes recommendations regarding proposed charge-offs which are approved by the Loan Loss Reserve Committee.

The following table details net charge-offs and nonaccrual loans by loan type.

	For the Three Months Ended March 31, 2020		As of March 31, 2020
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$83	(10.67)%	$6,707	20.58%
Construction	—	—	—	—
Multi-Family residential and Commercial real estate	(324)	41.65%	19,386	59.48%
Commercial	(573)	73.65%	3,961	12.15%
Consumer Finance	48	(6.17)%	1,240	3.80%
Home equity and improvement	(12)	1.54%	1,299	3.99%
Total	$(778)	100.00%	$32,593	100.00%

	For the Three Months Ended March 31, 2019		As of March 31, 2019
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$159	41.70%	$3,184	18.04%
Construction	—	0.00%	—	0.00%
Commercial real estate	(96)	(25.33)%	9,460	53.61%
Commercial	175	46.17%	4,358	24.70%
Consumer	132	35.09%	38	0.22%
Home equity and improvement	9	2.37%	605	3.43%
Total	$379	100.00%	$17,645	100.00%

	For the Quarter Ended
	1st 2020	4th 2019	3rd 2019	2nd 2019	1st 2019
	(In Thousands)
Allowance at beginning of period	$31,243	$30,250	$28,934	$28,164	$28,331
Impact of ASC 326 adoption	2,354	—	—	—	—
Acquisition related allowance for credit losses (PCD)	7,698	—	—	—	—
Provision for credit losses	43,786	1,084	1,327	282	212
Charge-offs:
Residential	184	258	74	11	172
Multi-Family residential and Commercial real estate	16	133	—	15	—
Commercial	96	303	25	13	187
Consumer finance	108	34	80	33	142
Home equity and improvement	30	136	12	64	33
Total charge-offs	434	864	191	136	534
Recoveries	1,212	773	180	624	155
Net charge-offs	(778)	91	11	(488)	379
Ending allowance	$85,859	$31,243	$30,250	$28,934	$28,164

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$23,324	23.78%	$2,867	11.30%	$2,938	11.94%	$2,793	11.67%	$2,811	11.96%
Construction	884	9.79%	996	10.60%	1,103	11.13%	887	12.16%	731	11.32%
Multi-Family residential and Commercial real estate	42,515	41.32%	16,302	52.40%	16,195	51.70%	15,251	51.12%	15,069	51.87%
Commercial	11,901	16.86%	9,003	20.10%	7,888	19.43%	7,888	19.21%	7,276	18.95%
Consumer	3,281	2.59%	375	1.30%	374	1.32%	352	1.28%	349	1.27%
Home equity and improvement	3,954	5.66%	1,700	4.30%	1,752	4.48%	1,763	4.56%	1,928	4.63%
	$85,859	100.00%	$31,243	100.00%	$30,250	100.00%	$28,934	100.00%	$28,164	100.00%

Key Asset Quality Ratio Trends

	1st Qtr 2020	4th Qtr 2019	3rd Qtr 2019	2nd Qtr 2019	1st Qtr 2019
Allowance for credit losses / loans*	1.68%	1.12%	1.13%	1.10%	1.10%
Allowance for credit losses / non-performing assets	259.07%	230.42%	206.10%	188.69%	151.53%
Allowance for credit losses / non-performing loans	263.43%	232.13%	206.10%	188.69%	159.61%
Non-performing assets / loans plus OREO*	0.65%	0.49%	0.55%	0.58%	0.73%
Non-performing assets / total assets	0.51%	0.39%	0.44%	0.47%	0.58%
Net charge-offs / average loans (annualized)	-0.07%	0.01%	0.00%	(0.08)%	0.06%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $3.2 million in the first quarter of 2020 to $14.0 million from $10.8 million for the same period in 2019.

Service Fees. Service fees and other charges increased by $2.2 million in the first quarter of 2020 compared to the same period in 2019. The increase is due primarily to the Merger.

Mortgage Banking Activity. Mortgage banking income decreased to $0.8 million in the first quarter of 2020 from $1.8 million in the first quarter of 2019. Gains from the sale of mortgage loans increased to $4.9 million in the first quarter of 2020 from $1.3 million in the first quarter of 2019.  Mortgage loan servicing revenue increased to $1.6 million in the first quarter of 2020 from $0.9 million in the first quarter of 2019.  Amortization of mortgage servicing rights increased to $1.2 million in the first quarter of 2020 from $286,000 in the first quarter of 2019.  The Company had a negative change in the valuation adjustment in mortgage servicing assets of $4.5 million in the first quarter of 2020 compared with a negative adjustment of $113,000 in the first quarter of 2019.  The year-over-year change is primarily due to the significant decline in rates with the 10-year treasury declining 122 basis points during the first quarter of 2020 compared to a 28 basis point decline in the first quarter of 2019.

Bank-Owned Life Insurance.  Income from bank-owned life insurance was $781,000 for the first quarter of 2020 compared to $392,000 in the first quarter of 2019.  This increase was primarily a result of the Merger.

Other Non-Interest Income.  Other non-interest income increased to $960,000 in the first quarter of 2020 from the same period in 2019 due mainly to the Merger.

Non-Interest Expense.

Non-interest expense increased $18.9 million to $43.8 million for the first quarter of 2020 compared to $24.9 million for the same period in 2019. The increase is mainly attributable to the Merger.  Acquisition related charges associated with the merger totaled $11.5 million in the first quarter of 2020.

Compensation and Benefits. Compensation and benefits increased to $17.6 million in the first quarter of 2020, compared to $14.1 million in the first quarter of 2019. The increase in compensation and benefits from a year ago is mainly due to the Merger offset by increased contra salary expense from greater loan origination volume.

Occupancy.  Occupancy expense increased to $3.7 million in the first quarter of 2020 compared to $2.2 million in the first quarter of 2019.  The increase was due to the Merger with UCFC.

Data Processing.   Data processing cost was $3.0 million in the first quarter of 2020, an increase of $0.7 million from $2.3 million in the first quarter of 2019. This is due to the Merger with UCFC.

Amortization of Intangibles.   Expense from the amortization of intangibles increased to $1.2 million in the first quarter of 2020 from $0.3 million in the first quarter of 2019 due to the Merger with UCFC.

Liquidity

As a regulated financial institution, the Company is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.  The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal source of funds for the Company are deposits, loan repayments, maturities of securities, borrowings from financial institutions and other funds provided by operations.  The Bank also has the ability to borrow from the FHLB.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by the Company and the Bank are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.

The Bank’s Asset/Liability Committee (ALCO) is responsible for establishing and monitoring liquidity guidelines, policies and procedures.  ALCO uses a variety of methods to monitor the liquidity position of the Bank including liquidity analyses that measure potential sources and uses of funds over future periods out to one year.  ALCO also performs contingency funding analyses to determine the Bank’s ability to meet potential liquidity needs under stress scenarios that cover varying time horizons ranging from immediate to longer term.

At March 31, 2020, the Bank had on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $1.3 billion.

Liquidity risk arises from the possibility that the Company may not be able to meet its financial obligations and operating cash needs or may become overly reliant upon external funding sources.  In order to manage this risk, the Company’s Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements.  This policy designates the Bank’s Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives.  The ALCO reviews liquidity on a monthly basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Capital Resources

Capital is managed at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity and operational risks inherent in the business, as well as flexibility needed for future growth and new business opportunities.

In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III).  Under the final rules, which began for the Company and the Bank on January 1, 2016, and were subject to a phase-in period through January 1, 2019, minimum requirements increased for both quantity and quality of capital held by the Company and the Bank.  The rules include a new minimum CET1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer of 0.625% of risk-weighted assets during 2016, 1.25% during the year 2017, 1.875% during the year 2019, and increasing each year until fully phased-in during 2019 at 2.50%, effectively resulting in a minimum CET1 ratio of 7.0%.  Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%.  Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

In the first quarter of 2020, the federal banking agencies approved the final rules implementing the Current Expected Credit Loss model known as CECL.  Under the final rules the Company had the ability to phase in the effects of the adoption of CECL which it chose not to elect.  The full effect of the adoption of CECL was absorbed in the Company’s March 31, 2020 capital calculations.

The Company met each of the well-capitalized ratio guidelines at March 31, 2020. The following table indicates the capital ratios for the Company (consolidated) and the Bank at March 31, 2020, and December 31, 2019. (In Thousands):

	March 31, 2020
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$556,796	10.48%	$238,991	4.5%	N/A	N/A
First Federal	$563,438	10.65%	$238,090	4.5%	$343,907	6.5%

Tier 1 Capital (1)
Consolidated	$591,796	11.85%	$199,761	4.0%	N/A	N/A
First Federal	$563,438	11.29%	$199,599	4.0%	$199,599	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$591,796	11.14%	$318,655	6.0%	N/A	N/A
First Federal	$563,438	10.65%	$317,453	6.0%	$423,271	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$658,423	12.40%	$424,874	8.0%	N/A	N/A
First Federal	$629,817	11.90%	$423,271	8.0%	$529,088	10.0%

(1)	Excludes capital conservation buffer of 2.50%.

	December 31, 2019
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$322,813	10.60%	$137,001	4.5%	N/A	N/A
First Federal	$335,251	11.03%	$136,752	4.5%	$197,531	6.5%

Tier 1 Capital (2)
Consolidated	$357,813	10.78%	$132,805	4.0%	N/A	N/A
First Federal	$335,251	10.13%	$132,435	4.0%	$165,544	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$357,813	11.75%	$182,667	6.0%	N/A	N/A
First Federal	$335,251	11.03%	$182,336	6.0%	$243,114	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$389,056	12.78%	$243,556	8.0%	N/A	N/A
First Federal	$366,494	12.06%	$243,114	8.0%	$303,893	10.0%

(1)	Excludes capital conservation buffer of 2.50% as of December 31, 2019.
(2)

Core capital is computed as a percentage of adjusted total assets of $3.32 billion for consolidated and for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $3.04 billion for consolidated and for the Bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the 2019 Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

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

The table below presents, for the twelve months subsequent to March 31, 2020 and December 31, 2019, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  Based on our net interest income simulation as of March 31, 2020, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2020, remained relatively stable for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2019.

Net Interest Income Sensitivity Profile

	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2020		December 31, 2019
Immediate Change in Interest Rates
+200	$6,175	3.03%	$4,477	3.80%
+100	4,298	2.11%	2,487	2.11%
-100	(2,970)	-1.46%	(5,335)	-4.53%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted.  Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Company’s Board mandated guidelines as of March 31, 2020.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The results of this analysis are reflected in the following tables for the quarter ended March 31, 2020, and the year ended December 31, 2019.

	March 31, 2020
	Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	1,155,092	189,516	19.63%
+ 300 bp	1,153,709	188,133	19.48%
+ 200 bp	1,141,487	175,911	18.22%
+ 100 bp	1,100,496	134,920	13.97%
0 bp	965,576	—	—

	December 31, 2019
	Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	769,381	107,066	16.17%
+ 300 bp	753,286	90,971	13.74%
+ 200 bp	729,852	67,537	10.20%
+ 100 bp	701,004	38,689	5.84%
0 bp	662,315	—	—
- 100 bp	601,361	(60,954)	(9.20)%

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither First Defiance nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

We are supplementing the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, with the following additional risk factor:

The outbreak of the novel coronavirus (“COVID-19”) has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

We have identified specific areas, such as MSR’s and Goodwill, which could be impacted by COVID-19.  We have assessed these specific items and determined they have not been significantly impacted as of the date of this report, but have the potential for future risk.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic could influence the recognition of credit losses in our loan portfolios and will increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Furthermore, the pandemic could affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on goodwill or the securities we hold as well as reductions in other comprehensive income.

        The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

•The duration, extent, and severity of the pandemic.  COVID-19 has not been contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.

•The response of governmental and nongovernmental authorities.  Many of the actions taken by authorities have been directed at curtailing personal and business activity to contain COVID-19 while simultaneously deploying fiscal-and monetary-policy measures to assist in mitigating the adverse effects on individuals and businesses.

•The effect on our customers, counterparties, employees, and third-party service providers.  COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational, and other risks are generally expected to increase.

•The effect on economies and markets.  Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting.

•The success of hardship relief efforts to bridge the gap to reopening the economy.  The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down. Many banks, including First Federal Bank of the Midwest, have implemented hardship relief programs that include payment deferral and short-term funding options. The success of these programs could mute the effect on the Company’s credit losses, which may be difficult to determine.

In an effort to help our customers during this time, First Defiance has maintained full staffing of all branch drive-thru lanes, provided for branch lobby appointments, communicated with and encouraged our customers to use our free self-service tools such as ATMs and mobile/online technology, reduced or waived various customer fees, implemented loan payment deferral programs and participated in governmental stimulus programs such as the Small Business Administration Payment Protection Program (“PPP”). A significant number of our borrowers have enrolled in one of our programs to defer some or all loan payments for up to six months. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.

The sharp deterioration in the United States economy that has resulted from the COVID-19 pandemic and the actions taken by the federal and state governments to slow the spread of that virus have resulted in a significant increase in the unemployment rate throughout the United States, including in the local economies in which we conduct business. We anticipate that this increase in unemployment will affect the ability of some of our clients to repay their loans on a timely basis and will adversely affect the financial results of our commercial clients in localities with high unemployment, resulting in loan defaults and the possible impairments in the value of our collateral. These developments could adversely impact our results of operations and financial condition, although the extent of such impact cannot be determined at this time.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our participation in the PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended March 31, 2020.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, December 31, 2019				500,000
January 1 – January 31, 2020	—	$—	—	500,000
February 1 – February 29, 2020	50,000	27.28	50,000	950,000
March 1 – March 31, 2020	380,000	22.93	380,000	570,000
Total	430,000	23.44	430,000	570,000

(1)

On May 23, 2019, the Company announced that its Board of Directors authorized a program for the repurchase of up to 500,000 shares of its outstanding common stock.  On February 18, 2020, the Company announced that its Board of Directors increased the program by an additional 500,000 shares.  There is no expiration date for the repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1

Amended and Restated Articles of Incorporation of First Defiance  (reflecting all amendments filed with the Ohio Secretary of State) [restated for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State] (incorporated herein by reference to Exhibit 3.1 in Registrant’s Form 8-K filed February 3, 2020 (File No. 000-26850))

Exhibit 3.2*	Amended and Restated Code of Regulations of First Defiance (reflecting all amendments) (incorporated by reference to Exhibit 3.1 in Registrant’s Form 8-K filed June 3, 2020)

Exhibit 10.1

Form of Amendment to Performance-Based Restricted Stock Unit Award Agreements by and between First Defiance Financial Corp. and Donald P. Hileman (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

Exhibit 10.2

Form of Amendment to Performance-Based Restricted Stock Unit Award Agreements – Long Term Growth by and between First Defiance Financial Corp. and Donald P. Hileman (incorporated herein by reference to Exhibit 10.2 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

Exhibit 10.3	Form of Amendment to Performance-Based Restricted Stock Unit Award Agreements (incorporated herein by reference to Exhibit 10.3 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

Exhibit 10.4

Form of Amendment to Performance-Based Restricted Stock Unit Award Agreements – Long Term Growth (incorporated herein by reference to Exhibit 10.4 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850)).

Exhibit 10.5*	Form of Severance and Change in Control Agreement.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Statements of Financial Condition at March 31, 2020 and December 31, 2019; (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Three Months ended March 31, 2020 and 2019; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three  Months ended March 31, 2020 and 2019; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2020 and 2019; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

*	Filed herewith.
+

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The Registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: June 18, 2020	By:	/s/ Donald P. Hileman
Donald P. Hileman
Chief Executive Officer

Date: June 18, 2020	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer