Form 10-Q
period 2020-06-30
PREMIER FINANCIAL CORP
filed 2020-08-10
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 0-26850

Premier Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Clinton Street Defiance, OH	43512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 782-5015

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	PFC	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 1, 2020, the registrant had 37,296,613 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$78,213	$46,254
Interest-bearing deposits	114,468	85,000
	192,681	131,254
Securities available-for-sale, carried at fair value	567,527	283,448
Loans held for sale, carried at fair value	160,467	—
Loans held for sale, at lower of cost or market	—	18,008
Loans receivable, net of allowance for credit losses of $88,555 at June 30, 2020 and $31,243 at December 31, 2019, respectively	5,368,683	2,746,321
Mortgage servicing rights	14,646	10,267
Accrued interest receivable	23,694	10,244
Federal Home Loan Bank stock	45,955	11,915
Bank owned life insurance	143,097	75,544
Premises and equipment	59,533	39,563
Real estate and other assets held for sale	573	100
Goodwill	317,948	100,069
Core deposit and other intangibles	33,731	3,772
Other assets	85,276	38,487
Total assets	$7,013,811	$3,468,992

(continued)

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Liabilities and stockholders’ equity
Liabilities:
Deposits	$5,759,843	$2,870,325
Advances from the Federal Home Loan Bank and PPPLF advances	139,327	85,063
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	6,948	2,999
Advance payments by borrowers	31,470	5,491
Other liabilities	99,172	42,864
Total liabilities	6,072,843	3,042,825

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,259 and 25,371,086 shares issued and 37,296,069 and 19,729,886 shares outstanding at June 30, 2020 and December 31, 2019, respectively	306	127
Additional paid-in capital	688,574	161,955
Accumulated other comprehensive income, net of tax of $3,871 and $1,221, respectively	14,564	4,595
Retained earnings	316,321	329,175
Treasury stock, at cost, 6,001,191 shares at June 30, 2020 and 5,641,200 shares at December 31, 2019	(78,797)	(69,685)
Total stockholders’ equity	940,968	426,167
Total liabilities and stockholders’ equity	$7,013,811	$3,468,992

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Loans	$58,796	$32,660	$110,256	$63,874
Investment securities:
Taxable	2,047	1,289	3,914	2,655
Non-taxable	876	849	1,727	1,688
Interest-bearing deposits	79	260	309	545
FHLB stock dividends	651	183	766	398
Total interest income	62,449	35,241	116,972	69,160
Interest Expense
Deposits	7,435	5,581	15,206	10,586
FHLB advances and other	516	304	1,523	580
Subordinated debentures	179	350	452	714
Notes payable	15	17	24	21
Total interest expense	8,145	6,252	17,205	11,901
Net interest income	54,304	28,989	99,767	57,259
Credit loss expense - loans and leases (1)	1,868	282	45,655	494
Credit loss expense (benefit) - unfunded commitments (1)	1,107	(85)	2,565	1
Net interest income after credit loss expense	51,329	28,792	51,547	56,764
Non-interest Income
Service fees and other charges	5,614	3,301	10,797	6,308
Insurance commissions	4,005	3,616	9,160	7,731
Mortgage banking income	9,868	2,137	10,716	3,978
Gain on sale of non-mortgage loans	—	21	234	110
Loss on sale of securities available for sale	(2)	—	(2)	—
Wealth management income	1,802	660	2,893	1,358
Income from Bank Owned Life Insurance	838	527	1,619	919
Other non-interest income	890	224	1,597	895
Total non-interest income	23,015	10,486	37,014	21,299
Non-interest Expense
Compensation and benefits	19,575	14,398	37,160	28,483
Occupancy	4,128	2,304	7,859	4,545
FDIC insurance premium	411	258	903	531
Financial institutions tax	1,116	556	1,950	1,112
Data processing	3,805	2,267	6,845	4,564
Acquisition related charges	2,099	—	13,585	—
Amortization of intangibles	1,809	276	3,054	575
Other non-interest expense	5,041	4,261	8,937	9,290
Total non-interest expense	37,984	24,320	80,293	49,100
Income before income taxes	36,360	14,958	8,268	28,963
Federal income taxes	7,303	2,759	1,693	5,282
Net income	$29,057	$12,199	$6,575	$23,681
Earnings per common share
Basic	$0.78	$0.62	$0.19	$1.19
Diluted	$0.78	$0.61	$0.19	$1.19

(1)	Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$29,057	$12,199	$6,575	$23,681

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	3,160	3,289	12,618	7,892
Reclassification adjustment for securities (losses) included in net income	2	—	2	—
Income tax effect	(666)	(691)	(2,651)	(1,659)
Net of tax amount	2,496	2,598	9,969	6,233

Change in unrealized gain/(loss) on postretirement benefit:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	—	—	—	82
Net of tax amount	—	—	—	82

Total other comprehensive income	2,496	2,598	9,969	6,315

Comprehensive income	$31,553	$14,797	$16,544	$29,996

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2020	$—	19,729,886	$127	$161,955	$4,595	$329,175	$(69,685)	$426,167
Net (loss)						(22,482)		(22,482)
Other comprehensive income					7,473			7,473
Adoption of ASC 326						(2,566)		(2,566)
Deferred compensation plan		7,524		(94)			94	—
Stock based compensation expenses				1,230			6	1,236
Capital stock issuance related to acquisition		17,927,017	179	526,696				526,875
Vesting of incentive plans		39,548		(1,989)			493	(1,496)
Restricted share issuance		13,349		198		(374)	176	—
Restricted share forfeitures		(750)						—
Shares repurchased		(430,000)					(10,078)	(10,078)
Common stock dividend payment ($0.22 per share)						(8,286)		(8,286)
Balance at March 31, 2020	$—	37,286,574	$306	$687,996	$12,068	$295,467	$(78,994)	$916,843
Net income						29,057		29,057
Other comprehensive income					2,496			2,496
Deferred compensation plan				166			(166)	—
Stock based compensation expenses				356				356
Adjustment for capital stock issuance		(843)		(25)				(25)
Fair value of option exchange from merger				461				461
Prior period adjustments				(258)			258	—
Shares issued under stock option plan		11,408		(122)			122	—
Shares repurchased		(1,070)					(17)	(17)
Common stock dividend payment ($0.22 per share)						(8,203)		(8,203)
Balance at June 30, 2020	$—	$37,296,069	$306	$688,574	$14,564	$316,321	$(78,797)	$940,968

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2019	$—	20,171,392	$127	$161,593	$(2,148)	$295,588	$(55,571)	$399,589
Net income						11,482		11,482
Other comprehensive income					3,717			3,717
Deferred compensation plan				(22)			42	20
Stock based compensation expenses				11				11
Shares issued under stock option plan, net of 178 repurchased and retired		17,822		(22)		(5)	212	185
Restricted share activity under stock incentive plans net of 25,195 repurchased and retired		38,890		(751)			440	(311)
Shares issued from direct stock sales		1,065		19			12	31
Shares repurchased		(515,977)					(15,147)	(15,147)
Common stock dividend payment ($0.19 per share)						(3,788)		(3,788)
Balance at March 31, 2019	$—	$19,713,192	$127	$160,828	$1,569	$303,277	$(70,012)	$395,789
Net income						12,199		12,199
Other comprehensive income					2,598			2,598
Deferred compensation plan				(12)			29	17
Stock based compensation expenses				255				255
Shares issued under stock option plan,
net of 0 repurchased and retired		1,200		(9)			15	6
Restricted share activity under stock incentive plans net of 2,533 repurchased and retired		12,304		129		(153)	98	74
Shares issued from direct stock sales		934		14			11	25
Common stock dividend payment ($0.19 per share)						(3,747)		(3,747)
Balance at June 30, 2019	$—	$19,727,630	$127	$161,205	$4,167	$311,576	$(69,859)	$407,216

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$6,575	$23,681
Items not requiring (providing) cash:
Provision for credit losses	48,220	495
Depreciation	3,105	2,073
Amortization of mortgage servicing rights, net of impairment charges/recoveries	9,198	980
Amortization of core deposit and other intangible assets	3,054	575
Net accretion of premiums and discounts on loans and deposits	(4,458)	(450)
Amortization of premiums and discounts on securities	1,851	633
Change in deferred taxes	(10,418)	(246)
Proceeds from the sale of loans held for sale	331,341	99,438
Originations of loans held for sale	(406,074)	(104,974)
Gain from sale of loans	(16,666)	(3,186)
Loss on sale or write down of property plant and equipment	—	10
Gain/loss on sale / write-down of real estate and other assets held for sale	17	278
Loss on sale of available for sale securities	2	—
Stock option expense	1,592	266
Restricted stock vesting	(1,496)	(239)
Income from bank owned life insurance	(1,619)	(919)
Excess tax benefit on stock compensation plans	—	(106)
Changes in:
Other assets	(20,255)	(6,548)
Other liabilities	22,123	1,246
Net cash provided by operating activities	(33,908)	13,007

Investing Activities
Proceeds from maturities of held-to maturity securities	—	38
Proceeds from maturities, calls and pay-downs of available-for-sale securities	50,544	16,432
Proceeds from sale of available-for-sale securities	622	—
Proceeds from sale of premises and equipment, real estate and other assets held for sale	509	1,073
Proceeds from sale of non-mortgage loans	5,241	14,378
Purchases of available-for-sale securities	(61,725)	(11,211)
Net change in Federal Home Loan Bank stock	(21,287)	2,302
Net cash from acquisition (Reference Footnote 17 Business Combinations)	52,580	—
Cash paid for acquisition (Reference Footnote 17 Business Combinations)	(132)	—
Purchases of premises and equipment, net	(2,822)	(1,372)
Investment in bank owned life insurance	—	(6,600)
Proceeds from bank owned life insurance death benefit	—	93
Net increase in loans receivable	(386,945)	(98,035)
Net cash used by investing activities	(363,415)	(82,902)
Financing Activities
Net increase in deposits and advance payments by borrowers	808,121	59,652
Net change in Federal Home Loan Bank advances and PPPLF	(326,736)	19,989
Decrease in securities sold under repurchase agreements	3,949	(2,677)
Net cash paid for repurchase of common stock	(10,095)	(15,147)
Proceeds from exercise of stock options	—	191
Proceeds from direct stock sales	—	57
Cash dividends paid on common stock	(16,489)	(7,535)
Net cash provided by financing activities	458,750	54,530
Increase in cash and cash equivalents	61,427	(15,365)
Cash and cash equivalents at beginning of period	131,254	98,962
Cash and cash equivalents at end of period	$192,681	$83,597
Supplemental cash flow information:
Interest paid	$17,751	$11,811
Income taxes paid	$—	$4,200
Initial recognition of right-of-use asset	$10,100	$8,808
Initial recognition of lease liability	$10,249	$9,339
Initial recognition of ASC 326	$2,566	$—
Transfers from loans to real estate and other assets held for sale	$97	$146

See accompanying notes.

Refer to Note 18 – Business Combinations for non-cash activity.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

June 30, 2020 and 2019

1.	Basis of Presentation

On June 19, 2020, First Defiance Financial Corp. (the “Company”) changed its name to Premier Financial Corp. (“Premier” or the “Company”).  In connection with the name change, Premier’s stock continued to be traded on the NASDAQ Global Select Market, but under the ticker PFC.  On this same date, First Federal Bank of the Midwest, the wholly owned subsidiary of the Company, changed its name to Premier Bank (the “Bank”).

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, the Bank, First Insurance Group of the Midwest, Inc. (“First Insurance”), First Defiance Risk Management Inc. (“First Defiance Risk Management”), HSB Capital, LLC (“HSB Capital”), and HSB Insurance, Inc. (“HSB Insurance”). All significant intercompany transactions and balances are eliminated in consolidation.

On January 31, 2020, Premier completed its previously announced acquisition of United Community Financial Corp., an Ohio corporation (“UCFC”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 9, 2019, by and between Premier and UCFC. At the effective time of the merger (the “Merger”), UCFC merged with and into Premier, with Premier surviving the Merger.  Simultaneously with the completion of the Merger, Premier converted from a unitary thrift holding company to a bank holding company, making an election to be a financial holding company.

Immediately following the Merger, the Bank, acquired UCFC’s wholly-owned bank subsidiary, Home Savings Bank (“Home Savings”).  Immediately prior to the merger of the banks, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers. Premier acquired two additional subsidiaries in the Merger, HSB Capital and HSB Insurance.

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

First Insurance is an insurance agency that conducts business throughout Premier’s markets. The Maumee and Oregon, Ohio, offices were consolidated into a new office in Sylvania, Ohio, in January 2018.  First Insurance offers property and casualty insurance, life insurance and group health insurance.

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

HSB Insurance was formed on June 1, 2017, as a Delaware-based captive insurance company that insures against certain risks that are unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible by pooling resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

The consolidated condensed statement of financial condition at December 31, 2019, was derived from the audited financial statements at that date, which were included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

The accompanying consolidated condensed financial statements as of June 30, 2020, and for the three and six month periods ended June 30, 2020 and 2019 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2019 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended June 30, 2020, are not necessarily indicative of the results that may be expected for the entire year.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world.  Business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to continue over the coming months and will likely adversely affect their ability to pay interest and principal on their loans and the value of the collateral securing their obligations may decline.  These uncertainties may negatively impact the Statement of Financial Condition, the Statement of Income and the Statement of Cash Flows of the Company. The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. Due to the ongoing economic impacts from the COVID-19 pandemic, the Company conducted a quantitative interim goodwill impairment assessment at June 30, 2020. The impairment assessment compares the fair value of identified reporting units with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's interim assessment estimated fair value on an income approach that incorporated a discounted cash flow model that involves management assumptions based upon future growth projections, which include estimates of the COVID-19 impact on the Company’s business. Results of the interim assessment indicated no goodwill impairment as of June 30, 2020. The Company will continue to monitor its goodwill for possible impairment.

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

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment:  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 became effective for the Company on January 1, 2020, and the amendments of this ASU will be applicable to the goodwill impairment testing for 2020.  The Company performed a goodwill impairment test as of June 30, 2020 utilizing a discounted cash flow analysis.  The results of this analysis indicate no impairment of the Company’s goodwill at this time.

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

Assets and Liabilities Measured on a Recurring Basis

June 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$40,819	$—	$40,819
Mortgage-backed securities	—	233,888	—	233,888
Collateralized mortgage obligations	—	124,678	—	124,678
Corporate bonds	—	25,229	—	25,229
Obligations of state and political subdivisions	—	142,913	—	142,913
Loans held for sale, at fair value	—	84,728	75,739	160,467
Purchased certificate of deposit option	—	81	—	81
Interest rate swaps	—	2,450	—	2,450
Mortgage banking derivative	—	7,167	—	7,167
Liabilities:
Written certificate of deposit option	—	81	—	81
Interest rate swaps	—	2,733	—	2,733

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$2,524	$—	$2,524
Mortgage-backed securities	—	89,647	—	89,647
REMICs	—	1,636	—	1,636
Collateralized mortgage obligations	—	82,101	—	82,101
Corporate bonds	—	12,101	—	12,101
Obligations of state and political subdivisions	—	92,028	3,411	95,439
Mortgage banking derivative - asset	—	892	—	892

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2020 and 2019.

	Construction loans held for sale
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance of recurring Level 3 assets at beginning of period	$44,420	$—	$—	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	2,238	—	7,201	—
Originations	32,685	—	42,265	—
Acquired in acquisition	—	—	37,711	—
Sales	(3,604)	—	(11,438)	—
Balance of recurring Level 3 assets at end of period	$75,739	$—	$75,739	$—

	Securities available-for-sale
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance of recurring Level 3 assets at beginning of period	$5,830	$—	$3,411	$—
Balance of Level 3 assets moved to Level 2 during the period	(5,830)	—	(3,411)	—
Balance of recurring Level 3 assets at end of period	$—	$—	$—	$—

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$75,739	Comparable sales	Time discount using the 60 day forward contract	0.00% - 2.08%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	—	—	—	—
Commercial	—	—	80	80
Total impaired loans	—	—	80	80
Mortgage servicing rights	—	14,646	—	14,646

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$—	$—	$68	$68
Commercial	—	—	38	38
Total impaired loans	—	—	106	106
Mortgage servicing rights	—	273	—	273

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Impaired Loans- Applies to all loan Classes	$80	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-13%	10.86%

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Impaired Loans- Applies to all loan classes	$106	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-13%	10.86%

The Company has elected the fair value option for new applications taken post January 31, 2020, and subsequently originated for residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policies.  None of these loans are 90 or more days past due nor on nonaccrual status as of June 30, 2020.  There were no loans at December 31, 2019, where the fair value option had been elected.

The aggregate fair value of the residential mortgage loans held for sale at June 30, 2020 was $84.7 million and they had a contractual balance of $80.4 million for this same period.  The difference between these two figures is recorded in gains and losses on the sale of loans held for sale.  For the three and six months ended June 30, 2020, $3.7 million and $4.3 million, respectively, was recorded in gains on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at June 30, 2020 was $75.7 million and they had a contractual balance of $68.5 million for this same period.  The difference between these two figures is recorded in gains and losses on the sale of loans held for sale.  For the three and six months ended June 30, 2020, $1.6 million and $7.2 million, respectively, was recorded in gains on the sale of loans held for sale for the change in fair value.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2020, and December 31, 2019. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Premier.

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

The Company’s loans were valued on an individual basis, with consideration given to the loans’ underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loss exposures, and remaining balances. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. The estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 within the valuation hierarchy.

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

FHLB advances with maturities greater than 90 days are valued based on a discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2020.

		Fair Value Measurements at June 30, 2020
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$192,681	$192,681	$192,681	$—	$—
Investment securities	567,527	567,527	—	567,527	—
Federal Home Loan Bank Stock	45,955	N/A	N/A	N/A	N/A
Loans receivable, net	5,368,683	5,447,099	—	—	5,447,099
Loans held for sale, carried at fair value	160,467	160,467	—	84,728	75,739

Financial Liabilities:
Deposits	$5,759,843	$5,775,526	$4,487,978	$1,287,548	$—
Advances from Federal Home Loan Bank and PPPLF	139,327	140,532	—	140,532	—
Securities sold under repurchase agreements	6,948	6,933	—	6,933	—
Subordinated debentures	36,083	36,083	—	36,083	—

		Fair Value Measurements at December 31, 2019
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$131,254	$131,254	$131,254	$—	$—
Investment securities	283,448	283,448	—	280,037	3,411
FHLB Stock	11,915	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,764,329	2,756,092	—	18,456	2,737,636

Financial Liabilities:
Deposits	$2,870,325	$2,871,166	$2,131,537	$739,629	$—
Advances from FHLB	85,063	85,003	—	85,003	—
Securities sold under repurchase agreements	2,999	2,999	2,999	—	—
Subordinated debentures	36,083	36,083	—	36,083	—

4.	Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees.  On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Merger, Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan and UCFC’s 2015 Long Term Incentive Plan (the “UCFC 2015 Plan”).  Premier also assumed the UCFC 2015 Plan with respect to the available shares under the UCFC 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger will become exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2018 Equity Plan.  The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of June 30, 2020, 37,761 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. On the date of the Merger, 39,983 Premier options were exchanged for all of the outstanding stock options on the books of UCFC at the same conversion price and ratio applied to UCFC common shares at January 31, 2020.  All of these options were fully vested at the time of acquisition. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.  Options granted in prior years vest 20% per year.

The Company has approved a Short-Term Incentive Plan (“STIP”) and a Long-Term Equity Incentive Plan (“LTIP”) for selected members of management.

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

In the six months ended June 30, 2020, the Company also granted 13,349 shares of restricted stock to directors.  These shares have a one-year vesting period.

Following is stock option activity under the plans during the six months ended June 30, 2020:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2020	17,700	$17.60
Forfeited or cancelled	—	—
Exercised	(19,922)	7.10
Exchanged	39,983	16.00
Granted	—	—
Options outstanding, June 30, 2020	37,761	$21.44	6.23	$23
Exercisable at June 30, 2020	35,861	$21.58	6.27	$23

All of the 39,983 options exchanged are associated with the conversion of all of the outstanding stock options on the books of UCFC into stock options of Premier.  The options had a fair value of $461,000, or $11.52 per share, and were part of the consideration paid by the Company.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds of options exercised	$—	$6	$—	$191
Related tax benefit recognized	40	—	40	4
Intrinsic value of options exercised	189	30	189	390

As of June 30, 2020, there was $7,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 0.52 years.

At June 30, 2020, 147,795 RSUs and 52,392 restricted stock grants were unvested. Compensation expense related to RSUs and STIP is recognized over the performance period based on the achievements of targets as established under the plan documents. Total expense of $974,000 and $2.0 million was recorded during the three and six months ended June 30, 2020, compared to expense of $437,000 and $960,000 for the three and six months ended June 30, 2019.  There was approximately $1.6 million and $1.2 million included within other liabilities at June 30, 2020 and December 31, 2019, respectively, related to the STIP.

	Restricted Stock Units		Stock Grants
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2020	158,470	$25.72	48,545	$27.49
Granted	101,666	29.09	13,349	25.75
Vested	(86,050)	25.48	(9,502)	27.84
Forfeited	(26,291)	25.58	—	—
Unvested at June 30, 2020	147,795	$28.20	52,392	$26.99

The maximum amount of compensation expense that may be recorded for the active LTIPs at June 30, 2020, is approximately $2.7 million of which $2.2 million is unrecognized at June 30, 2020, and will be recognized over the remaining performance periods.
5.	Dividends on Common Stock

Premier declared and paid a $0.22 per common stock dividend in the second quarter of 2020 and declared and paid a $0.19 per common stock dividend in the second quarter of 2019.
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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$29,057	$12,199	$6,575	$23,681
Less: income allocated to participating securities	44	1	10	2
Net income allocated to common shareholders	29,013	12,198	6,565	23,679

Weighted average common shares outstanding including participating securities	37,347	19,791	34,534	19,908
Less: Participating securities	57	11	50	11
Average common shares	37,290	19,780	34,484	19,897

Basic earnings per common share	$0.78	$0.62	$0.19	$1.19
Diluted Earnings Per Share:
Net income allocated to common shareholders	$29,013	$12,198	$6,565	$23,679
Weighted average common shares outstanding for basic (loss) earnings per common share	37,290	19,780	34,484	19,897
Add: Dilutive effects of stock options	33	80	42	79
Average shares and dilutive potential common shares	37,323	19,860	34,526	19,976

Diluted earnings per common share	$0.78	$0.61	$0.19	$1.19

There were 17,100 and 15,411 shares for the three and six month periods ending June 30, 2020, respectively, that were excluded from the diluted earnings per common share calculation as they were anti-dilutive.  There were 6,171 shares for both the three and six month periods in 2019 that were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

7.	Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At June 30, 2020
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$39,215	$1,604	$—	$40,819
Mortgage-backed securities	226,329	7,586	(27)	233,888
Collateralized mortgage obligations	121,043	3,635	—	124,678
Corporate bonds	25,326	194	(291)	25,229
Obligations of state and political subdivisions	136,869	6,139	(95)	142,913
Total Available-for-Sale	$548,782	$19,158	$(413)	$567,527

As a result of the Merger, securities with a fair value of $262.8 million were acquired on January 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At December 31, 2019
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,518	$6	$—	$2,524
Mortgage-backed securities	88,380	1,380	(113)	89,647
Collateralized mortgage obligations	83,008	814	(85)	83,737
Corporate bonds	12,011	90	—	12,101
Obligations of state and political subdivisions	91,406	4,042	(9)	95,439
Total Available-for-Sale	$277,323	$6,332	$(207)	$283,448

The amortized cost and fair value of the investment securities portfolio at June 30, 2020, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,393	$4,421
Due after one year through five years	17,894	17,969
Due after five years through ten years	69,714	72,411
Due after ten years	109,409	114,160
MBS/CMO	347,372	358,566
	$548,782	$567,527

Investment securities with a carrying amount of $218.5 million at June 30, 2020, were pledged as collateral on public deposits and securities sold under repurchase agreements.

The following tables summarize Premier’s securities that were in an unrealized loss position at June 30, 2020, and December 31, 2019:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At June 30, 2020
Available-for-sale securities:
Mortgage-backed securities	—	—	10,269	(27)	10,269	(27)
Corporate bonds	—	—	7,985	(291)	7,985	(291)
Obligations of state and political subdivisions	—	—	2,705	(95)	2,705	(95)
Total temporarily impaired securities	$—	$—	$20,959	$(413)	$20,959	$(413)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At December 31, 2019
Available-for-sale securities:
Mortgage-backed securities-residential	$13,830	$(42)	$9,721	$(71)	$23,551	$(113)
Collateralized mortgage obligations	7,448	(29)	5,549	(56)	12,997	(85)
Obligations of state and political subdivisions	1,413	(9)	-	-	1,413	(9)
Total temporarily impaired securities	$22,691	$(80)	$15,270	$(127)	$37,961	$(207)

The Company realized losses from the sale of investment securities totaling $2,000 in the three and six month period ending June 30, 2020.  There were no sales of securities during the six months ended June 30, 2019.

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
•

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value.  As of June 30, 2020, management had determined that no credit loss exists.  Accrued interest on AFS debt securities totaled $2.3 million at June 30, 2020, and is excluded from the ACLS.  Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

8.	Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.  Loans receivable consist of the following:

	June 30, 2020	December 31, 2019
	(In Thousands)
Real Estate:
Residential	$1,226,106	$324,773
Commercial	2,266,189	1,506,026
Construction	509,548	305,305
	4,001,843	2,136,104
Other Loans:
Commercial	1,244,549	578,071
Home equity and improvement	290,459	122,864
Consumer finance	146,138	37,649
	1,681,146	738,584
Loans before deferred loan origination fees and costs	5,682,989	2,874,688
Deduct:
Undisbursed construction loan funds	(221,136)	(126,108)
Net deferred loan origination fees and costs	(4,615)	(2,259)
Allowance for credit losses	(88,555)	(31,243)
Total loans	$5,368,683	$2,715,078

The following table discloses allowance for credit loss activity for the quarters ended June 30, 2020 and 2019 by portfolio segment (In Thousands):

Quarter Ended June 30, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$23,324	$42,515	$884	$11,901	$3,954	$3,281	$85,859
Charge-Offs	(73)	(49)	(1)	(37)	(56)	(79)	(295)
Recoveries	114	190	—	667	94	58	1,123
Provisions(1)	418	1,401	254	(692)	224	263	1,868
Ending Allowance	$23,783	$44,057	$1,137	$11,839	$4,216	$3,523	$88,555

(1)	Allowance/provision are not comparable to prior periods due to the adoption of CECL.

Quarter Ended June 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$5,879	$12,001	$731	$7,276	$1,928	$349	$28,164
Charge-Offs	(11)	(15)	—	(13)	(64)	(33)	(136)
Recoveries	180	269	—	94	60	21	624
Provisions	(153)	(106)	156	531	(161)	15	282
Ending Allowance	$5,895	$12,149	$887	$7,888	$1,763	$352	$28,934

The following table discloses allowance for credit loss activity for the six months ended June 30, 2020 and 2019 by portfolio segment (In Thousands):

Year-to-date Period Ended June 30, 2020	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Impact of ASC 326 Adoption	1,765	3,682	(223)	(2,263)	(521)	(86)	2,354
Acquisition related allowance for credit loss (PCD)	1,077	4,053	—	2,272	248	48	7,698
Charge-Offs	(257)	(65)	(1)	(133)	(86)	(187)	(729)
Recoveries	215	529	—	1,336	136	118	2,334
Provisions(1)(2)	18,116	19,556	365	1,624	2,739	3,255	45,655
Ending Allowance	$23,783	$44,057	$1,137	$11,839	$4,216	$3,523	$88,555

(1)	Allowance/provision are not comparable to prior periods due to the adoption of CECL.
(2)	Provision for the six months ended June, 30, 2020, includes $25.9 million as a result of the Merger with UCFC in the first quarter

Year-to-date Period Ended June 30, 2019	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,881	$3,101	$12,041	$682	$7,281	$2,026	$319	$28,331
Charge-Offs	(183)	—	(15)	—	(200)	(97)	(175)	(670)
Recoveries	170	36	353	—	106	84	30	779
Provisions	(75)	(35)	(230)	205	701	(250)	178	494
Ending Allowance	$2,793	$3,102	$12,149	$887	$7,888	$1,763	$352	$28,934

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans for the three and six months ended June 31, 2019 (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,212	$46	$44	$4,882	$110	$104
Residential Non Owner Occupied	2,040	26	26	2,060	56	56
Total Residential Real Estate	7,252	72	70	6,942	166	160
CRE Owner Occupied	7,514	57	45	7,439	223	177
CRE Non Owner Occupied	1,942	18	18	1,966	51	44
Multi-Family Real Estate	305	7	7	819	27	27
Agriculture Land	13,734	170	94	13,319	376	291
Other CRE	796	19	17	975	53	50
Total Commercial Real Estate	24,291	271	181	24,518	730	589
Construction	—	—	—	—	—	—
Commercial Working Capital	7,594	83	71	7,842	226	162
Agriculture Production	—	—	—	—	—	—
Commercial Other	1,549	21	21	1,709	48	45
Total Commercial	9,143	104	92	9,551	274	207
Home Equity and Improvement	889	6	5	905	20	18
Consumer Finance	25	—	—	30	1	1
Total Impaired Loans	$41,600	$453	$348	$41,946	$1,191	$975

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2020 (in thousands):

	June 30, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$1,395	$—	$—	$—	$1,395
Commercial	14,292	—	—	—	14,292
Construction	—	—	—	—	—

Other Loans:
Commercial	438	1,881	1,069	275	3,663
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—		—

Total	$16,125	$1,881	$1,069	$275	$19,350

The following table presents loans individually evaluated for impairment by class of loans (in thousands):

	December 31, 2019
	Unpaid Principal Balance*	Recorded Investment	Allowance for Credit Loss Allocated
With no allowance recorded:
Residential Owner Occupied	$86	$86	$—
Residential Non Owner Occupied	962	967	—
Total Residential Real Estate	1,048	1,053	—
CRE Owner Occupied	5,098	4,814	—
CRE Non Owner Occupied	1,815	1,006	—
Multi-Family Real Estate	128	130	—
Agriculture Land	12,734	12,792	—
Other CRE	—	—	—
Total Commercial Real Estate	19,775	18,742	—
Construction	—	—	—
Commercial Working Capital	5,417	5,435	—
Agriculture Production	—	—	—
Commercial Other	469	471	—
Total Commercial	5,886	5,906	—
Home Equity and Improvement	151	151	—
Consumer Finance	—	—	—
Total loans with no allowance recorded	$26,860	$25,852	$—

With an allowance recorded:
Residential Owner Occupied	$5,137	$4,977	$104
Residential Non Owner Occupied	1,014	1,019	11
Total Residential Real Estate	6,151	5,996	115
CRE Owner Occupied	2,085	1,623	60
CRE Non Owner Occupied	317	319	13
Multi-Family Real Estate	—	—	—
Agriculture Land	262	268	3
Other CRE	401	180	9
Total Commercial Real Estate	3,065	2,390	85
Construction	—	—	—
Commercial Working Capital	682	450	150
Agriculture Production	—	—	—
Commercial Other	318	299	24
Total Commercial	1,000	749	174
Home Equity and Improvement	654	608	48
Consumer Finance	28	28	—
Total loans with an allowance recorded	$10,898	$9,771	$422

*Presented gross of charge-offs

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  All loans greater than 90 days past due are placed on non-accrual status.  Effective January 1, 2020 with the adoption of ASC Topic 326, the Company began including non-accrual purchase credit deteriorated (PCD) loans in its non-performing loans.  As such, the non-performing loans as of June 30, 2020 include PCD loans accounted for pursuant to ASC Topic 326 as these loans are individually evaluated.  The non-performing loans do not include PCD (formerly purchase credit impaired (PCI)) loans as of December 31, 2019, as the PCD loans prior to adopting ASC Topic 326 were evaluated on a pool basis.  The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In Thousands)
Non-accrual loans	$39,470	$13,437
Loans over 90 days past due and still accruing	—	—
Total non-performing loans	39,470	13,437
Real estate and other assets held for sale	573	100
Total non-performing assets	$40,043	$13,537
Troubled debt restructuring, still accruing	$7,916	$8,486

The following table presents the aging of the amortized cost in past due and non- accrual loans as of June 30, 2020, by class of loans (In Thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	1,204,467	1,542	2,481	—	4,023	4,000
Commercial	2,226,094	—	1,040	—	1,040	4,468
Construction	287,239	—	—	—	—	—

Other Loans:
Commercial	1,222,377	533	146	—	679	524
Home equity and improvement	282,287	1,273	420	—	1,693	943
Consumer finance	135,538	808	53	—	861	366
PCD	48,765	1,952	753	—	2,705	29,169

Total Loans	$5,406,767	$6,108	$4,893	$—	$11,001	$39,470

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

Troubled Debt Restructurings

As of June 30, 2020, and December 31, 2019, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $18.8 million and $15.1 million, respectively.  The Company allocated $355,000 and $388,000 of specific reserves to those loans at June 30, 2020, and December 31, 2019, respectively, and had committed to lend additional amounts totaling up to $235,000 and $226,000 at June 30, 2020, and December 31, 2019, respectively.

The Company has responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing $434 million to small businesses in our markets.  Additionally, the Company is working with borrowers impacted by the COVID-19 pandemic and providing modifications to include either interest only deferral or principal and interest deferral.  These modifications range from two to six months.  Through June 30, 2020, the Company had approximately 1,354 deferrals totaling $813 million.  A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. In accordance with this guidance, such modified loans will be considered current and will continue to accrue interest during the deferral period.

A breakout of deferrals by loan category is as follows (in thousands):

Balance deferred
Residential real estate	65,754
Commercial real estate	561,699
Construction	46,010
Commercial	131,923
Home equity and improvement	2,456
Consumer finance	5,056
Total	812,898

The following table is a breakout of commercial deferrals which represent $740 million of the total $813 million deferred (in thousands):.

Commercial deferral expirations	Balance
July	$100,769
August	187,225
September	130,295
October	241,539
November	70,477
December	9,327
Total	739,632

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

Of the loans modified in a TDR as of June 30, 2020, $7.9 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and six month periods ending June 30, 2020, and June 30, 2019:

	Loans Modified as a TDR for the Three Months Ended June 30, 2020 ($ in thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2020 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$231	5	$609
Commercial	3	6,783	4	6,876
Construction	—	—	—	—

Other Loans:
Commercial	—	—	5	156
Home equity and improvement	—	—	1	26
Consumer finance	—	—	—	—

Total	6	$7,014	15	$7,667

The loans described above increased the allowance for credit losses (“ACL”) by $3,000 and $32,000 in the three and six month periods ending June 30, 2020.

	Loans Modified as a TDR for the Three Months Ended June 30, 2019 ($ in thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2019 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	4	$434	7	$907
Commercial	—	—	—	—
Construction	1	46	1	46

Other Loans:
Commercial	—	—	1	13
Home equity and improvement	1	26	2	26
Consumer finance	1	1	2	1

Total	7	$507	13	$993

The loans described above increased the ACL by $27,000 and $21,000 in the three and six month periods ending June 30, 2019.

The following tables present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and six month periods ended June 30, 2020, and June 30, 2019:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$168	6	$436
Commercial	1	22	2	194
Construction	—	—	—	—

Other Loans:
Commercial	1	118	2	250
Home equity and improvement	2	180	3	326
Consumer finance	1	21	1	21

Total	8	$509	14	$1,227

The TDRs that subsequently defaulted described above increased the ACL by $30,000 and $45,000 for the three month and six month period ended June 30, 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	2	$113	3	$189
Commercial	—	—	3	2,311
Construction	—	—	—	—

Other Loans:
Commercial	—	—	—	—
Home equity and improvement	—	—	1	61
Consumer finance	—	—	—	—

Total	2	$113	7	$2,561

The TDRs that subsequently defaulted described above increased the ACL by $5,000 and $4,000 for the three and six month periods ended June 30, 2019.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are analyzed individually by classifying the loans as to credit risk.  This analysis includes all non-homogeneous loans, such as commercial and commercial real estate loans and certain homogenous mortgage, home equity and consumer loans. This analysis is performed on a quarterly basis.  Premier uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	1,206,062	304	6,124	—	6,124	1,212,490
Commercial	2,191,433	21,436	18,733	—	18,733	2,231,602
Construction	287,174	65	—	—	—	287,239

Other Loans:
Commercial	1,193,020	23,979	6,581	—	6,581	1,223,580
Home equity and improvement	284,188	—	735	—	735	284,923
Consumer finance	136,449	—	316	—	316	136,765
PCD	21,817	13,985	44,837	—	44,837	80,639

Total Loans	$5,320,143	$59,769	$77,326	$—	$77,326	$5,457,238

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	322,250	415	3,479	—	3,479	326,144
Commercial	1,462,065	27,197	23,097	—	23,097	1,512,359
Construction	205,076	1,645	—	—	—	206,721

Other Loans:
Commercial	548,012	24,162	7,737	—	7,737	579,911
Home equity and improvement	123,407	—	315	—	315	123,722
Consumer finance	37,816	—	20	—	20	37,836

Total Loans	$2,698,626	$53,419	$34,648	$—	$34,648	$2,786,693

The table below presents the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed ($ in thousands):

	Term of loans by origination
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of June 30, 2020

Real Estate
Residential:
Risk Rating
Pass	$83,735	$184,881	$180,901	$171,796	$173,300	$408,215	$3,234	$1,206,062
Special Mention	—	40	56	—	121	87	—	304
Substandard	—	195	622	311	224	4,763	9	6,124
Doubtful	—	—	—	—	—	—	—	—
Total	$83,735	$185,116	$181,579	$172,107	$173,645	$413,065	$3,243	$1,212,490

Commercial:
Risk Rating
Pass	$266,383	$442,274	$360,246	$375,059	$229,020	$505,233	$13,218	$2,191,433
Special Mention	—	5,330	997	2,325	30	12,032	722	21,436
Substandard	—	284	1,605	1,231	1,283	11,655	2,675	18,733
Doubtful	—	—	—	—	—	—	—	—
Total	$266,383	$447,888	$362,848	$378,615	$230,333	$528,920	$16,615	$2,231,602

Construction:
Risk Rating
Pass	$15,730	$134,260	$87,891	$39,552	$9,736	$5	$-	$287,174
Special Mention	65	—	—	—	—	—	—	65
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$15,795	$134,260	$87,891	$39,552	$9,736	$5	$-	$287,239

Other Loans
Commercial:
Risk Rating
Pass	$518,471	$181,028	$95,494	$56,402	$29,621	$37,348	$274,656	$1,193,020
Special Mention	25	713	2,413	2,355	48	4,182	14,243	23,979
Substandard	226	81	610	204	280	197	4,983	6,581
Doubtful	—	—	—	—	—	—	—	—
Total	$518,722	$181,822	$98,517	$58,961	$29,949	$41,727	$293,882	$1,223,580

Home equity and Improvement:
Risk Rating
Pass	$3,573	$9,532	$5,512	$9,502	$9,052	$34,250	$212,767	$284,188
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	12	—	—	291	432	735
Doubtful	—	—	—	—	—	—	—	—
Total	$3,573	$9,532	$5,524	$9,502	$9,052	$34,541	$213,199	$284,923

Consumer Finance:
Risk Rating
Pass	$28,102	$48,520	$26,920	$14,943	$7,131	$4,578	$6,255	$136,449
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	224	55	12	25	—	—	316
Doubtful	—	—	—	—	—	—	—	—
Total	$28,102	$48,744	$26,975	$14,955	$7,156	$4,578	$6,255	$136,765

PCD:
Risk Rating
Pass	$-	$259	$984	$2,482	$1,077	$16,207	$808	$21,817
Special Mention	—	—	2,162	4,225	1,389	4,123	2,086	13,985
Substandard	—	65	66	18,114	1,704	10,716	14,172	44,837
Doubtful	—	—	—	—	—	—	—	—
Total	$-	$324	$3,212	$24,821	$4,170	$31,046	$17,066	$80,639

Allowance for Credit Losses (ACL)

The Company has adopted ASU 2016-13 (Topic 326 – Credit Losses) to calculate the ACL, which requires a projection of credit loss over the contract lifetime of the credit adjusted for prepayment tendencies. This valuation account is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loan.  The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans.

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

A default can be triggered by one of several different asset quality factors including past due status, non-accrual status or if the loan has had a charge-off.  The PD/LGD utilizes charge off data from the Federal Financial Institutions Examination Council to construct a default rate.  The Company estimates losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then reverts to longer term historical loss experience over a three-year period.  This default rate is further segmented based on the risk of the credit assigning a higher default rate to riskier credits.

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

In addition to the ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establishes a loss expectation for extended (funded) commitments.  This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument.  At June 30, 2020, the Company had $1.4 billion in unfunded commitments and set aside $6.8 million in anticipated credit losses.  This reserve is recorded in other liabilities as opposed to the ACL.

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

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, credit discount $7.7 million and a noncredit discount of $4.1 million. The outstanding balance at June 30, 2020 and related allowance on these loans is as follows (in thousands):

	Loan Balance	ACL Balance
	(In Thousands)
Real Estate:
Residential	$16,679	$1,247
Commercial	34,175	3,955
Construction	953	8
	51,807	5,210
Other Loans:
Commercial	22,234	1,781
Home equity and improvement	5,587	250
Consumer finance	1,011	56
	28,832	2,087
Total	$80,639	$7,297

At June 30, 2020 the Company had $2.0 million in loans that had previously been accounted for as purchase credit impaired.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.7 million as of June 30, 2020, and $981,000 as of December 31, 2019. The increase is primarily a result of the Merger.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Gain from sale of mortgage loans	$11,530	$1,775	$16,432	$3,076
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,888	943	3,482	1,882
Amortization of mortgage servicing rights	(2,181)	(391)	(3,344)	(677)
Mortgage servicing rights valuation adjustments	(1,369)	(190)	(5,854)	(303)
	(1,662)	362	(5,716)	902

Net revenue from sale and servicing of mortgage loans	$9,868	$2,137	$10,716	$3,978

The unpaid principal balance of residential mortgage loans serviced for third parties was $3.0 billion at June 30, 2020, and $1.46 billion at December 31, 2019.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$20,761	$10,411	$10,801	$10,419
Loans sold, servicing retained	2,454	438	3,830	716
Mortgage servicing rights acquired	—	—	9,747	—
Amortization	(2,181)	(391)	(3,344)	(677)
Carrying value before valuation allowance at end of period	21,034	10,458	21,034	10,458

Valuation allowance:
Balance at beginning of period	(5,019)	(413)	(534)	(300)
Impairment recovery (charges)	(1,369)	(190)	(5,854)	(303)
Balance at end of period	(6,388)	(603)	(6,388)	(603)
Net carrying value of MSRs at end of period	$14,646	$9,855	$14,646	$9,855
Fair value of MSRs at end of period	$14,646	$9,925	$14,646	$9,925

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity.  A liability of $43,000 was accrued at both June 30, 2020, and December 31, 2019, respectively.  There was no expense or credit recognized related to the accrual in the three and six months ended June 30, 2020 or 2019.

10.	Leases

Due to the Merger with UCFC, on January 31, 2020, the Company performed a valuation on UCFC’s leases to determine an initial right of use asset (ROU asset) and lease liability.  The Company recorded an initial ROU asset of $5.0 million and a lease liability of $5.1 million for these leases.

The Company’s lease agreements have maturity dates ranging from December 2020 to September 2044, some of which include options for multiple five and ten year extensions.  The weighted average remaining life of the lease term for these leases was 15.11 years as of June 30, 2020 and 17.07 years as of December 31, 2019.  The weighted average discount rate for leases was 2.57% as of June 30, 2020 and 3.17% as of December 31, 2019.

The total operating lease costs were $592,000 and $1.1 million for the three and six months ended June 30, 2020, and $233,000 and $475,000 for the three and six months ended June 30, 2019, respectively. The right-of-use asset, included in other assets, was $18.2 million and $8.9 million at June 30, 2020 and December 31, 2019, respectively.  The lease liabilities, included in other liabilities, were $18.8 million and $9.5 million as of June 30, 2020 and December 31, 2019, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2020
2020	$1,274
2021	2,298
2022	1,944
2023	1,539
2024	1,311
Thereafter	14,911
Total undiscounted minimum lease payments	$23,277
Present value adjustment	(4,471)
Total lease liabilities	$18,806

11.	Deposits

A summary of deposit balances is as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)
Non-interest-bearing checking accounts	$1,454,842	$630,359
Interest-bearing checking and money market accounts	2,361,486	1,198,012
Savings deposits	671,650	303,166
Retail certificates of deposit less than $250,000	1,078,758	631,253
Retail certificates of deposit greater than $250,000	193,107	107,535
	$5,759,843	$2,870,325

12.	Borrowings

Premier’s FHLB advances, Paycheck Protection Program Lending Facility (PPPLF) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2020	December 31, 2019
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$35,000	$83,999
Amortizable mortgage advances	—	1,085
Overnight advances	100,000	—
Fair value adjustment on acquired balances	—	(21)
Total	$135,000	$85,063
PPPLF advances	$4,327	$—
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The FHLB advances outstanding at June 30, 2020, have maturities of $100.0 million in 2020, $5.0 million in 2021 and $10.0 million maturing in each of 2022, 2023 and 2024.

The PPPLF advances are term funding provided by the Federal Reserve for depository institutions that can be accessed by depository institutions that originate loans to small businesses under the Paycheck Protection Program which the Company is a participant in.  The $4.3 million advance balance at June 30, 2020 matures in 2022 and carries an interest rate of 0.35%.

In March 2007, the Company sponsored an affiliated trust, Premier Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.81% as of June 30, 2020, and 3.39% as of December 31, 2019.

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

The Company also sponsored an affiliated trust, Premier Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.69% and 3.27% on June 30, 2020 and December 31, 2019, respectively.

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

The balance of repurchase agreements was $6.9 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively.  All of the repurchase agreements were overnight and continuous as of June 30, 2020 and December 31, 2019.  The repurchase agreements were collateralized by investment securities having a market value of $34.0 million and $5.8 million at June 30, 2020 and December 31, 2019, respectively.

13.	Commitments, Guarantees and Contingent Liabilities

Loan commitments are made to accommodate the financial needs of Premier’s customers commitments that result in market risk. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	June 30, 2020	December 31, 2019
Commitments to make loans	$391,586	$178,811
Unused lines of credit	1,155,367	433,109
Standby letters of credit	16,873	14,215
Total	$1,563,826	$626,135

Commitments to make loans are generally made for periods of 60 days or less.
14.	Income Taxes

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

At June 30, 2020, the Company had approximately $210.2 million of interest rate lock commitments and $299.0 million of forward sales of mortgage backed securities.  These commitments are considered derivatives.  The Company had $17.0 million of interest rate lock commitments and $34.4 million of forward commitments at December 31, 2019.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets and a derivative liability recorded in other liabilities in the Consolidated Statements of Financial Condition.  The table below provides data about the carrying values of these derivative instruments:

	June 30, 2020			December 31, 2019
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$7,167	$—	$7,167	$883	$(9)	$892

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers that was acquired in the Merger.  Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $88.7 million and fair value of $2.4 million in other assets and $2.7 million in other liabilities at June 30, 2020.  The difference in fair value of $283,000 between the asset and liability represents a credit valuation adjustment that flows through noninterest income.  For the three and six months ended June 30, 2020, $32,000 and $197,000 of this figure flowed through noninterest income.  The remainder was part of the Merger consideration.  The Company had no interest rate swaps outstanding at December 31, 2019.

Equity Linked Time Deposit

The Company also acquired time deposits in its acquisition of UCFC that have written and purchased option derivatives to facilitate an equity linked time deposit product.  The time deposit provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Bank receives a known stream of funds based on the equity return (a purchase option).  The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statement of financial condition.  At June 30, 2020, the balance of the equity linked time deposits was $8.6 million and the written and purchased options each had a fair value of $81,000.
16.	Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2020:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$3,160	$(665)	$2,495
Reclassification adjustment for net losses included in net income	2	(1)	1
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	—	—	—
Total other comprehensive gain	$3,162	$(666)	$2,496

Six months ended June 30, 2020
Securities available for sale:
Change in net unrealized gain/loss during the period	$12,618	$(2,650)	$9,968
Reclassification adjustment for net losses included in net income	2	(1)	1
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	—	—	—
Total other comprehensive gain	$12,620	$(2,651)	$9,969

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2019:
Securities available for sale:
Change in net unrealized gain/loss during the period	$3,289	$(691)	$2,598
Reclassification adjustment for net gains included in net income	—	—	—
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit
Postretirement medical plan	—	—	—
Total other comprehensive loss	$3,289	$(691)	$2,598

Six months ended June 30, 2019
Securities available for sale:
Change in net unrealized gain/loss during the period	$7,892	$(1,659)	$6,233
Reclassification adjustment for net gains included in net income	—	—	—
Defined benefit postretirement medical plan:
Reclassification adjustment for deferred tax on defined benefit
Postretirement medical plan	—	82	82
Total other comprehensive loss	$7,892	$(1,577)	$6,315

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2020	$4,839	$(244)	$4,595
Other comprehensive income before reclassifications	9,968	—	9,968
Amounts reclassified from accumulated other comprehensive income	1	—	1

Net other comprehensive income during period	9,969	—	9,969

Balance June 30, 2020	$14,808	$(244)	$14,564

Balance January 1, 2019	$(2,057)	$(91)	$(2,148)
Other comprehensive income (loss) before reclassifications	6,233	—	6,233
Amounts reclassified from accumulated other comprehensive income	—	82	82

Net other comprehensive income during period	6,233	82	6,315

Balance June 30, 2019	$4,176	$(9)	$4,167

17.	Business Combinations

Effective January 31, 2020, the Company merged with UCFC and its subsidiaries, pursuant to the Merger Agreement.   Pursuant to the Merger Agreement, UCFC was merged with and into Premier.  Immediately following the Merger, Home Savings was merged with and into the Bank, with the Bank surviving the Merger.  In addition, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC and United American Financial

Services, Inc., each merged with the Company’s wholly-owned insurance subsidiary, First Insurance Group of the Midwest, Inc., with First Insurance Group of the Midwest, Inc. surviving the Merger.  UCFC’s consolidated assets and equity (unaudited) as of January 31, 2020 totaled $2.8 billion and $324.5 million, respectively.  The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.  The fair value estimates included in these financial statements are based on preliminary valuations.

On June 19, 2020, the Company changed its name from First Defiance Financial Corp. to Premier Financial Corp. and the Bank changed its name from First Federal Bank of the Midwest to Premier Bank.

In accordance with ASC 805, the Company expensed approximately $2.1 million and $13.6 million of direct acquisition costs during the three and six months ended June 30, 2020, respectively. The Company recorded $217.9 million of goodwill and $33.0 million of intangible assets in 2020 as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  The Merger was consistent with the Company’s strategy to enhance and expand its presence in northern Ohio.  The Merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits, which are being amortized over 10 years on an accelerated basis, and customer relationships, which are being amortized over 10 years on a straight-line basis.  For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.  The following table summarizes the fair value of the total consideration transferred as part of the Merger as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

January 31, 2020
(In Thousands)

Cash Consideration	$132
Fair Value of Options Exchanged	$461
Equity - Dollar Value of Issued Shares	526,850
Fair Value of Total Consideration Transferred	527,443

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	52,580
Securities available for sale	262,753
Net loans, including loans held for sale and allowance	2,340,701
FHLB Stock	12,753
Office Properties and Equipment	20,253
Intangible Assets	33,014
Bank Owned Life Insurance	65,934
Mortgage Servicing Rights	9,747
Accrued Interest Receivable and Other Assets	35,423
Deposits - Non-Interest Bearing	(430,921)
Deposits - Interest Bearing	(1,651,669)
Advances from FHLB	(381,000)
Accrued Interest Payable and Other Liabilities	(60,004)
Total Identifiable Net Assets	309,564

Goodwill	$217,879

As a result of the Merger and in accordance with the Merger Agreement, each share of UCFC common stock issued and outstanding immediately prior to the effective time was converted into 0.3715 share of Premier common stock.  No fractional shares of Premier common stock were issued in the Merger, and UCFC’s shareholders became entitled to receive cash in lieu of fractional shares. The Company issued 17,926,174 Premier common shares and paid approximately $132,000 to UCFC shareholders as a result of the Merger.  The fair value of Premier common shares issued as part of the consideration paid for the UCFC common shares was determined based on the closing price of the Company’s common shares on the effective date of the Merger.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2019, after giving effect to certain adjustments.  The unaudited pro forma information for the six months ended June 30, 2020 and June 30, 2019 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Net interest income	$107,684	$107,525
Provision for credit losses	22,265	504
Non-interest income	40,296	33,863
Non-interest expense	75,568	85,518
Income before income taxes	50,147	55,366
Income tax expense	10,478	10,102
Net income	$39,669	$45,264
Diluted earnings per share	$1.06	$1.19

The above pro forma financial information related to 2020 excludes non-recurring merger costs that totaled $13.6 million on a pre-tax basis. The above pro forma financial information excludes the $25.9 million pre-tax provision expense recognized for the six months ended June 30, 2020, under CECL for acquired non-PCD loans as CECL was not effective as of the assumed transaction date of January 1, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This quarterly report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 B of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, all statements regarding intent, beliefs, expectations, projections, forecasts and plans of Premier Financial Corp. (“Premier” or the “Company”) and its management, and specifically include statements regarding: changes in economic conditions; the nature, extent and timing of governmental actions and reforms; future movements of interest rates; the ability to benefit from a changing interest rate environment; the production levels of mortgage loan generation; the ability to continue to grow loans and deposits; the ability to sustain credit quality ratios at current or improved levels; continued strength in the market area for Premier; the ability to sell real estate owned properties; and the ability to grow in existing and adjacent markets. These forward-looking statements involve numerous risks and uncertainties, including: impacts from the novel coronavirus (COVID-19) pandemic on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market related to COVID-19 or responses to the health crisis; the effects of various governmental responses to the COVID-19 pandemic; those inherent in general and local banking, insurance and mortgage conditions; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rate levels; legislative and regulatory decisions or capital market conditions; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. One or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurances that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Premier or any other persons, that our objectives and plans will be achieved. All forward-looking statements made in this quarterly report are based on information presently available to the management of Premier and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and six month periods ended June 30, 2020 and 2019.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Net interest income (GAAP)	$54,304	$28,989	$99,767	$57,259
Add: FTE adjustment	256	249	507	496
Net interest income on a FTE basis (1)	$54,560	$29,238	$100,274	$57,755

Non-interest income-less securities gains/losses (2)	23,017	10,486	37,016	21,299
Non-interest expense (3)	37,984	24,235	80,293	49,101

Average interest-earning assets (4)	6,247,037	2,912,278	5,559,542	2,892,695

Ratios:
Net interest margin (1) / (4)	3.51%	4.03%	3.63%	4.03%
Efficiency ratio (3) / (1) + (2)	48.96%	61.01%	58.48%	62.11%

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

General

Premier is a financial holding company that conducts business through its wholly owned subsidiaries, Premier Bank (the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), Premier Risk Management Inc. (“Premier Risk Management”), HSB Capital, LLC (HSB Capital”), and HSB Insurance, Inc. (“HSB Insurance”).

On January 31, 2020, Premier completed its previously announced acquisition of United Community Financial Corp., an Ohio corporation (“UCFC”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 9, 2019, by and between Premier and UCFC. At the effective time of the merger (the “Merger”), UCFC merged with and into Premier, with Premier surviving the Merger.  Simultaneously with the completion of the Merger, Premier converted from a unitary thrift holding company to a bank holding company, making an election to be a financial holding company.

Immediately following the Merger, the Bank acquired UCFC’s wholly-owned bank subsidiary, Home Savings Bank.  Immediately prior to the merger of the banks, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers.  The Company acquired two additional subsidiaries in the Merger, HSB Capital and HSB Insurance.

The Bank is an Ohio state chartered bank headquartered in Youngstown, Ohio. It conducts operations through 78 banking center offices, 12 loan offices and 2 wealth offices in Ohio, Michigan, Indiana, Pennsylvania and West Virginia.

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

First Insurance is a wholly-owned subsidiary of the Company. First Insurance is an insurance agency that conducts business throughout the Company’s markets.  First Insurance offers property and casualty insurance, life insurance and group health insurance.

Premier Risk Management is a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.  Premier Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer.

HSB Insurance was formed on June 1, 2017, as a Delaware-based captive insurance company that insures against certain risks that are unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible; by pooling resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

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

In order to be “well-capitalized,” a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital of at least 8% and a leverage ratio of at least 5%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  As of June 30, 2020, the Bank met the ratio requirements in effect to be deemed "well-capitalized."

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the ratio of the DIF to insured deposits of the total industry.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The DRR reached 1.36% at June 30, 2019.  The credits will be applied when the reserve ratio is at least 1.38%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks.

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

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of the Company’s success. The Company provides primarily commercial real estate and commercial business loans with an emphasis on owner-occupied commercial real estate and commercial business lending, including a focus on the deposit balances that accompany these relationships. The Company’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. The Company’s focus is also on securing multiple guarantors in addition to collateral where possible.  These customers require the Company to have a high degree of knowledge and understanding of their business in order to provide them with solutions to meet their financial needs. The Company believes this personal service model differentiates it from its competitors, particularly the larger regional institutions. The Company offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. The Company also believes that the small business customer is a strong market for it. The Company participates in many of the Small Business Administration (“SBA”) lending programs and implemented a program targeting the small business customer. In addition, the Company has been a participant in the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

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

Changes in Financial Condition

At June 30, 2020, the Company's total assets amounted to $7.0 billion compared to $3.5 billion at December 31, 2019.  The increase is primarily attributable to the Merger which added $2.8 billion in identified assets as of January 31, 2020 and the increase in commercial loan balances due to participation in the Paycheck Protection Program (“PPP”) that totaled $334.4 million at the end of the quarter.

Gross loans receivable, excluding loans held for sale, were $5.5 billion at June 30, 2020, compared to $2.8 billion at December 31, 2019.  The $2.7 billion increase in gross loans receivable was principally due to $2.2 billion in loans acquired in the Merger along with organic growth of approximately $500 million inclusive of the $334 million in PPP balances.

The investment securities portfolio increased $284.1 million to $567.5 million at June 30, 2020 from $283.4 million at December 31, 2019.  The increase is primarily a result of $262.8 million of available for sale securities acquired in the Merger, a $12.6 million increase in the market value of available-for-sale securities and purchases of securities totaling $61.7 million.  This was offset by runoff, sales and amortization of $53.0 million during the period.

Deposits increased $2.9 billion from $2.9 billion at December 31, 2019, to $5.8 billion as of June 30, 2020.  The increase was mainly due to the deposits acquired in the Merger which added $430.9 million of non-

interest deposits and $1.7 billion of interest-bearing deposits and organic growth of approximately $800 million.  The organic increase in deposit balances is being driven by businesses depositing the proceeds of their PPP loans along with customer deposits increasing as it appears that customers are saving more money in the midst of the pandemic and economic slowdown.

Stockholders’ equity increased $514.8 million from $426.2 million at December 31, 2019, to $941.0 million at June 30, 2020. The increase in stockholders’ equity was primarily the result of the Merger, net income of $6.6 million and an increase of $10.0 million in other comprehensive gain. The increase was partially offset by the repurchase of 430,000 shares of common stock totaling $10.1 million and $16.5 million of common stock dividends paid.

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

	Three Months Ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$5,389,805	$58,819	4.39%	$2,561,341	$32,683	5.12%
Securities (3)	523,360	3,156	2.48	296,926	2,364	3.19
Interest bearing deposits	260,586	79	0.12	41,934	260	2.49
FHLB stock	73,286	651	3.57	12,077	183	6.08
Total interest-earning assets	6,247,037	62,705	4.04	2,912,278	35,490	4.89
Non-interest-earning assets	758,746			311,719
Total assets	$7,005,783			$3,223,997

Interest-bearing liabilities:
Deposits	$4,144,699	$7,435	0.72%	$2,093,751	$5,581	1.07%
FHLB advances and other	420,784	516	0.49	62,466	304	1.95
Subordinated debentures	36,083	179	2.00	36,083	350	3.89
Securities sold under repurchase agreements	15,274	15	0.39	4,607	17	1.48
Total interest-bearing liabilities	4,616,840	8,145	0.71	2,196,907	6,252	1.14
Non-interest bearing deposits	1,346,287	—	—	584,309	—
Total including non-interest bearing demand deposits	5,963,127	8,145	0.55	2,781,216	6,252	0.90
Other non-interest-bearing liabilities	109,863			44,169
Total liabilities	6,072,990			2,825,385
Stockholders’ equity	932,793			398,612
Total liabilities and stock-Holders’ equity	$7,005,783			$3,223,997
Net interest income; interest rate spread		$54,560	3.33%		$29,238	3.75%
Net interest margin (4)			3.51%			4.03%
Average interest-earning assets to average interest-bearing liabilities			135%			133%

(1)

Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)	Annualized
(3)	Securities yield is annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Six Months Ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$4,862,410	$110,304	4.55%	$2,539,312	$63,921	5.08%
Securities (3)	482,839	6,100	2.57	297,261	4,792	3.25
Interest bearing deposits	164,662	309	0.38	43,343	545	2.54
FHLB stock	49,631	766	3.10	12,779	398	6.28
Total interest-earning assets	5,559,542	117,479	4.24	2,892,695	69,656	4.86
Non-interest-earning assets	626,126			310,809
Total assets	$6,185,668			$3,203,504

Interest-bearing liabilities:
Deposits	$3,750,226	$15,206	0.81%	$2,077,387	$10,586	1.03%
FHLB advances	315,337	1,523	0.97	60,710	580	1.93
Subordinated debentures	36,083	452	2.51	36,083	714	3.99
Securities sold under repurchase agreements	8,816	24	0.55	5,019	21	0.84
Total interest-bearing liabilities	4,110,462	17,205	0.84	2,179,199	11,901	1.10
Non-interest bearing deposits	1,122,041	—		582,722	—
Total including non-interest bearing demand deposits	5,232,503	17,205	0.66	2,761,921	11,901	0.87
Other non-interest-bearing liabilities	94,271			44,708
Total liabilities	5,326,774			2,806,629
Stockholders' equity	858,894			396,875
Total liabilities and stock-holders' equity	$6,185,668			$3,203,504
Net interest income; interest rate spread		$100,274	3.40%		$57,755	3.76%
Net interest margin (4)			3.63%			4.03%
Average interest-earning assets to average interest-bearing liabilities			135%			133%
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

Results of Operations

Three months ended June 30, 2020 and 2019

For the three months ended June 30, 2020, the Company reported net income of $29.1 million compared to $12.2 million for the quarter ended June 30, 2019. On a per share basis, basic and diluted earnings per common share were $0.78 for the three months ended June 30, 2020 and basic and diluted earnings per common share were $0.62 and $0.61, respectively for the three months ended June 30, 2019.  The year-to-year results are greatly impacted by the Merger.  The results for the second quarter of 2020 also included $2.1 million of acquisition-related charges, which had an after-tax cost of $1.5 million.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $54.3 million for the quarter ended June 30, 2020, up from $29.0 million for the same period in 2019. The tax-equivalent net interest margin was 3.51% for the quarter ended June 30, 2020, a decrease from 4.03% for the same period in 2019. The decrease in margin between the 2020 and 2019 was primarily due to a decrease in the yield on earning assets brought about by a decline in interest rates in the latter half of 2019 and through the first quarter of 2020.  The Merger also played a role in the decline in net interest margin.  The yield on interest-earning assets was 4.04% for the quarter ended June 30, 2020, down 85 basis points from 4.89% for the same period in 2019.  The cost of interest-bearing liabilities between the two periods declined 43 basis points to 0.71% in the second quarter of 2020 from 1.14% in the second quarter of 2019.

Interest income increased $25.3 million to $54.3 million for the quarter ended June 30, 2020, from $29.0 million for the quarter ended June 30, 2019.  This increase is due to continued solid loan growth, primarily related to growth in PPP loan balances, and the Merger which resulted in average earning asset growth of $3.3 billion year-over-year.  Income from loans increased to $58.8 million for the quarter ended June 30, 2020, compared to $32.7 million for the same period in 2019 due to average loan growth of $2.8 billion.  The decrease in the loan portfolio yield to 4.39% for the three months ended June 30, 2020 from 5.12% for the same period in 2019, was due mainly to declining rates and the Merger.  Interest income from investments increased $792,000 in the second quarter of 2020 to $3.2 million compared to the same period in 2019. The yield decreased 66 basis points to 2.48% for the three months ended June 30, 2020, compared to 3.19% for the same period in 2019.  Income from interest bearing deposits decreased to $79,000 in the second quarter of 2020 compared to $260,000 for the same period in 2019 while income from FHLB stock increased to $651,000 in the second quarter of 2020 compared to $183,000 for the same period in 2019.

Interest expense increased by $1.9 million to $8.1 million in the second quarter of 2020 compared to $6.3 million for the same period in 2019.  This increase was due to growth in deposits along with the Merger. Interest expense related to interest-bearing deposits was $7.4 million in the second quarter of 2020 compared to $5.6 million for the same period in 2019. Interest expense recognized by the Company related to FHLB advances was $516,000 in the second quarter of 2020 compared to $304,000 for the same period in 2019 as a result of increased volume from the Merger. Expenses on subordinated debentures and notes payable were $179,000 and $15,000 respectively in the second quarter of 2020 compared to $350,000 and $17,000 respectively for the same period in 2019.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits.  In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors.  If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows.  If the loan is impaired and collateral dependent, then any shortfall is usually charged off.  The Company also considers the impacts of any SBA or Farm Service Agency guarantees. The specific reserve portion of the ACL was $425,000 at June 30, 2020, and $422,000 at December 31, 2019.

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

The quantitative general allowance increased to $36.2 million at June 30, 2020, from $6.6 million at December 31, 2019.

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

The qualitative analysis indicated a general reserve of $44.7 million at June 30, 2020, compared to $24.2 million at December 31, 2019.  The increase was mainly due to the Merger, which increased the pool of loans to which the qualitative reserves are applied, and changes in the economy.  Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all loan segments increased in the first six months of 2020, primarily due to a recession in the national economy, an increase in local unemployment levels and uncertainty in global economic conditions.

The environmental factors for all loan segments have decreased in the first six months of 2020, mainly due to decreases in credit concentrations and strengthened credit function.

The risk factors for all loan segments have decreased in the first six months of 2020 primarily due to the tightening of lending standards.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.66% for construction loans to 2.51% for consumer loans at June 30, 2020.

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

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the decrease in net charge-offs in the quarter, the Company’s provision for credit losses for the three and six months ended June 30, 2020 was $1.9 million and $45.7 million, which included $25.9 million attributable to the acquisition in the first quarter.  This is compared to $282,000 and $494,000 for the three and six months ended June 30, 2019. The ACL was $88.6 million at June 30, 2020, and $31.2 million at December 31, 2019. The ACL represented 1.62% of loans, net of undisbursed loan funds and deferred fees and costs, or 1.76% excluding PPP loans at June 30, 2020 and 1.12% at December 31, 2019.  In management’s opinion, the overall ACL of $88.6 million as of June 30, 2020, is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the six month period ended June 30, 2020, there were no write-downs of real estate held for sale. Management believes that the values recorded at June 30, 2020, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $77.3 million at June 30, 2020, compared to $34.6 million at December 31, 2019, an increase of $42.7 million primarily due to the acquisition of HSB.

The Company’s ratio of ACL to non-performing loans was 224.4% at June 30, 2020, compared with 232.1% at December 31, 2019. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at June 30, 2020, are appropriate.  Of the $39.5 million in non-accrual loans at June 30, 2020, $14.3 million or 36.4% are less than 90 days past due.

At June 30, 2020, the Company had total non-performing assets of $40.0 million, compared to $13.6 million at December 31, 2019. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale.  Non-performing assets at June 30, 2020, and December 31, 2019, by category were as follows:

	June 30,	December 31,
	2020	2019
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$4,000	$2,411
Non-residential and multi-family residential real estate	4,468	7,609
Commercial	524	2,961
Home equity and improvement	943	449
Consumer finance	366	7
PCD	29,169	—
Total non-performing loans	39,470	13,437

Real estate owned	573	100
Total repossessed assets	573	100

Total Nonperforming assets	$40,043	$13,537
TDR loans, accruing	$7,916	$8,486

Total nonperforming assets as a percentage of total assets	0.57%	0.39%
Total nonperforming assets as a percentage of total loans plus REO*	0.73%	0.49%
ACL as a percent of total nonperforming assets	221.15%	230.80%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans acquired in the Merger account for 72.2% of non-performing loans.  Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 0.04% of the total loans in that category at June 30, 2020, compared to 0.51% for the same category at December 31, 2019. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.24% of the total loans in this category at June 30, 2020, compared to 0.51% at December 31, 2019.  Non-performing loans in the residential loan category represented 0.33% of the total loans in that category at June 30, 2020, compared to 0.74% for the same category at December 31, 2019.

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

The following table details net charge-offs and nonaccrual loans by loan type.

	For the Six Months Ended June 30, 2020		As of June 30, 2020
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$42	(2.62)%	$6,568	16.24%
Construction	1	(0.06)%	—	—
Multi-Family residential and Commercial real estate	(464)	28.91%	20,737	51.29%
Commercial	(1,203)	74.95%	10,166	25.15%
Consumer Finance	(50)	3.12%	2,364	5.85%
Home equity and improvement	69	(4.30)%	596	1.47%
Total	$(1,605)	100.00%	$40,431	100.00%

	For the Six Months Ended June 30, 2019		As of June 30, 2019
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$13	(11.93)%	$3,194	20.83%
Construction	—	0.00%	—	0.00%
Commercial real estate	(372)	341.28%	8,233	53.69%
Commercial	92	(84.40)%	3,337	21.76%
Consumer	145	(133.02)%	20	0.13%
Home equity and improvement	13	(11.93)%	550	3.59%
Total	$(109)	100.00%	$15,334	100.00%

	For the Quarter Ended
	2nd 2020	1st 2020	4th 2019	3rd 2019	2nd 2019
	(In Thousands)
Allowance at beginning of period	$85,859	$31,243	$30,250	$28,934	$28,164
Impact of ASC 326 adoption	—	2,354	—	—	—
Acquisition related allowance for credit losses (PCD)	—	7,698	—	—	—
Provision for credit losses	1,868	43,786	1,084	1,327	282
Charge-offs:
Residential	73	184	258	74	11
Multi-Family residential and Commercial real estate	49	16	133	—	15
Construction	1	—	—	—	—
Commercial	37	96	303	25	13
Consumer finance	56	108	34	80	33
Home equity and improvement	79	30	136	12	64
Total charge-offs	295	434	864	191	136
Recoveries	1,123	1,212	773	180	624
Net charge-offs	(828)	(778)	91	11	(488)
Ending allowance	$88,555	$85,859	$31,243	$30,250	$28,934

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$23,783	21.58%	$23,324	23.78%	$2,867	11.30%	$2,938	11.94%	$2,793	11.67%
Construction	1,137	8.97%	884	9.79%	996	10.60%	1,103	11.13%	887	12.16%
Multi-Family residential and Commercial real estate	44,057	39.87%	42,515	41.32%	16,302	52.40%	16,195	51.70%	15,251	51.12%
Commercial	11,839	21.90%	11,901	16.86%	9,003	20.10%	7,888	19.43%	7,888	19.21%
Consumer	4,216	2.57%	3,281	2.59%	375	1.30%	374	1.32%	352	1.28%
Home equity and improvement	3,523	5.11%	3,954	5.66%	1,700	4.30%	1,752	4.48%	1,763	4.56%
	$88,555	100.00%	$85,859	100.00%	$31,243	100.00%	$30,250	100.00%	$28,934	100.00%

Key Asset Quality Ratio Trends

	2nd Qtr 2020	1st Qtr 2020	4th Qtr 2019	3rd Qtr 2019	2nd Qtr 2019
Allowance for credit losses / loans*	1.62%	1.68%	1.12%	1.13%	1.10%
Allowance for credit losses / non-performing assets	221.70%	259.07%	230.42%	206.10%	188.69%
Allowance for credit losses / non-performing loans	224.36%	263.43%	232.13%	206.10%	188.69%
Non-performing assets / loans plus OREO*	0.73%	0.65%	0.49%	0.55%	0.58%
Non-performing assets / total assets	0.57%	0.51%	0.39%	0.44%	0.47%
Net charge-offs / average loans (annualized)	(0.06)%	(0.07)%	0.01%	0.00%	0.08%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $12.5 million in the second quarter of 2020 to $23.0 million from $10.5 million for the same period in 2019.

Service Fees. Service fees and other charges increased by $2.3 million in the second quarter of 2020 compared to the same period in 2019. The increase is due primarily to the Merger.

Mortgage Banking Activity. Mortgage banking income increased to $9.9 million in the second quarter of 2020 from $2.1 million in the second quarter of 2019. Gains from the sale of mortgage loans increased to $11.5 million in the second quarter of 2020 from $1.8 million in the second quarter of 2019.  This increase was due to the Merger along with the increased saleable volume due to the fall in interest rates and the increase in refinance activity.  Mortgage loan servicing revenue increased to $1.9 million in the second quarter of 2020 from $943,000 in the second quarter of 2019.  Amortization of mortgage servicing rights increased to $2.2 million in the second quarter of 2020 from $391,000 in the second quarter of 2019.  The Company had a negative change in the valuation adjustment in mortgage servicing assets of $1.4 million in the second quarter of 2020 compared with a negative adjustment of $190,000 in the second quarter of 2019.  The year-over-year change is primarily due to the significant decline in rates with the 10-year treasury having declined dramatically in the last twelve months.

Insurance Commissions.  Insurance commissions increased from $3.6 million in the second quarter of 2019 to $4.0 million in the second quarter of 20202.  This increase was primarily a result of the Merger.

Wealth Management Income.  Income from wealth management was $1.8 million for the second quarter of 2020 compared to $660,000 in the second quarter of 2019.  This increase was primarily a result of the Merger.

Bank-Owned Life Insurance.  Income from bank-owned life insurance was $838,000 for the second quarter of 2020 compared to $527,000 in the second quarter of 2019.  This increase was primarily a result of the Merger.

Other Non-Interest Income.  Other non-interest income increased to $890,000 in the second quarter of 2020 from the same period in 2019 due mainly to the Merger.

Non-Interest Expense.

Non-interest expense increased $13.7 million to $38.0 million for the second quarter of 2020 compared to $24.3 million for the same period in 2019. The increase is mainly attributable to the Merger.  Acquisition related charges associated with the Merger totaled $2.1 million in the second quarter of 2020.

Compensation and Benefits. Compensation and benefits increased to $19.6 million in the second quarter of 2020, compared to $14.4 million in the second quarter of 2019. The increase in compensation and benefits from a year ago is mainly due to the Merger, but slightly offset by increased contra salary expense from greater loan origination volume.

Occupancy.  Occupancy expense increased to $4.1 million in the second quarter of 2020 compared to $2.3 million in the second quarter of 2019.  The increase was due to the Merger.

Data Processing.   Data processing cost was $3.8 million in the second quarter of 2020, an increase of $1.5 million from $2.3 million in the second quarter of 2019. This is primarily due to the Merger, including one-time costs related to the conversion of Home Savings’ systems to the Bank’s.

Amortization of Intangibles.   Expense from the amortization of intangibles increased to $1.8 million in the second quarter of 2020 from $276,000 in the second quarter of 2019 due to the Merger.

Six Months Ended June 30, 2020 and 2019

On a consolidated basis, the Company’s net income for the six months ended June 30, 2020 was $6.6 million compared to income of $23.7 million for the same period in 2019. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2020 were both $0.19, compared to basic and diluted earnings per common share of $1.19 for the same period in 2019.

Net Interest Income.

Net interest income was $99.8 million for the first six months of 2020 compared with $57.3 million in the first six months of 2019. Average interest-earning assets increased to $5.6 billion in the first six months of 2020 compared to $2.9 billion in the first six months of 2019.  This increase was primarily due to the Merger as well as organic loan growth.

For the six month period ended June 30, 2020, total interest income was $117.0 million compared to $69.2 million for the same period in 2019. Interest expense increased by $5.3 million to $17.2 million for the six months ended June 30, 2020, compared to $11.9 million for the same period in 2019.

Net interest margin for the first six months of 2020 was 3.63%, down 40 basis points from the 4.03% margin reported in the six month period ended June 30, 2019.  The decline in net interest margin was primarily due to the fall in interest rates year over year along with the Merger.

Provision for Loan Losses.

The provision for credit losses on loans and unfunded commitments was $48.2 million for the six months ended June 30, 2020, compared to $494,000 for the six months ended June 30, 2019. The increase was primarily due to the Merger, which added $25.9 million to provision and an additional provision for the anticipated effects of COVID-19.  Charge-offs for the first half of 2020 were $729,000 and recoveries of previously charged off loans totaled $2.3 million for net recoveries of $1.6 million. By comparison, $670,000 of charge-offs were recorded in the same period of 2019 and $779,000 of recoveries were realized for net recoveries of $109,000.

Non-Interest Income

Total non-interest income increased $15.7 million to $37.0 million for the six months ended June 30, 2020, from $21.3 million recognized for the same period in 2019.  This increase was due primarily to the Merger.

Service Fees. Service fees and other charges were $10.8 million for the first six months of 2020, an increase of $4.5 million for the same period in 2019.  The Merger was the primary reason for the increase.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $6.7 million to $10.7 million for the six months ended June 30, 2020, from $4.0 million for the same period in 2019. Gains realized from the sale of mortgage loans increased $13.4 million to $16.4 million for the first six months of 2020 from $3.1 million for the same period in 2019.  The Merger along with increased saleable volumes due to the drop in interest rates were the primary drivers. Mortgage loan servicing revenue increased to $3.5 million in the first half of 2020 from $1.9 million for the first six months of 2019. This increase was primarily due to the Merger.  The amortization of mortgage servicing rights increased from an expense of $677,000 for the first six months of 2019 to an expense of $3.3 million for the first six months of 2020.   This increase was primarily due to the Merger and the fall in interest rates which has caused prepayment speeds to spike.  The Company recorded a negative valuation adjustment of $5.9 million in the first six months of 2020 compared to a negative adjustment of $303,000 in the first six months of 2019.  This increase was mainly due to the dramatic fall in interest rates and the subsequent increase in prepayment speeds.

Insurance Commission Income. Income from the sale of insurance and investment products was $9.2 million in the first six months of 2020, an increase of $1.4 million from $7.7 million in the first six months of 2019.  The increase was primarily attributable to the acquisition of HSB Insurance, LLC and United American Financial Services, Inc., UCFC subsidiaries, as a result of the Merger.

Wealth Management Income. Income in this category was $2.9 million in the first six months of 2020, compared to $1.4 million in the first six months of 2019.  The increase was primarily attributable to the Merger.

Income from Bank Owned Life Insurance. Income from BOLI increased to $1.7 million in the first six months of 2020, compared to $919,000 in the first six months of 2019.  The increase was primarily attributable to the Merger.

Other Non-Interest Income. Other non-interest income for the first six months of 2020 was $1.6 million, up from $895,000 in the first six months of 2019 primarily due to the Merger.

Non-Interest Expense

Non-interest expense was $80.3 million for the first six months of 2020, up from $49.1 million for the same period in 2019.  Merger expenses of $13.6 million in 2020 are the primary factors in this increase.

Compensation and Benefits. Compensation and benefits increased to $37.2 million for the six months ended June 30, 2020, compared to $28.5 million for the same period in 2019. The increase is mainly related to the Merger along with merit increases, which were offset by a higher level of deferred salary expense related to the increased level of mortgage originations.

Occupancy. Occupancy expense increased by $3.3 million to $7.9 million for the six months ended June 30, 2020, compared to the same period in 2019. This can be primarily attributed to the acquisition of 47 new offices as a result of the Merger.

Data Processing. Data processing cost was $6.8 million in the first half of 2020, up from $4.6 million in the first half of 2019.  An increase in accounts related to the Merger was the primary reason for this increase.

Amortization of Intangibles. Intangible amortization increased by $2.5 million to $3.1 million in the six months ended June 30, 2020.  This increase was due to the increased level of core deposit intangibles associated with the Merger.

Acquisition Related Charges. The Company recorded $13.6 million in acquisition related charges during the first six months of 2020.  There were no similar charges in 2019.

Other Non-Interest Expenses. Other non-interest expenses decreased $353,000 to $8.9 million for the first six months of 2020 from $9.3 million for the same period in 2019.

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

At June 30, 2020, the Bank had on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $1.8 billion.

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

In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III).  Under the final rules, which began for the Company and the Bank on January 1, 2016, and were subject to a phase-in period through January 1, 2019, minimum requirements increased for both quantity and quality of capital held by the Company and the Bank.  The rules included a new minimum CET1 capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer that began at 0.625% of risk-weighted assets during 2016 and increased each year until fully phased-in during 2019 at 2.50%, effectively resulting in a minimum CET1 ratio of 7.0%.  Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%.  Basel III also made changes to risk weights for certain assets and off-balance sheet exposures.

In the first quarter of 2020, the federal banking agencies approved the final rules implementing the Current Expected Credit Loss model known as CECL.  Under the final rules the Company had the ability to phase in the effects of the adoption of CECL, which it chose not to elect.  The full effect of the adoption of CECL was absorbed in the Company’s June 30, 2020 capital calculations.

The Company met each of the well-capitalized ratio guidelines at June 30, 2020. The following table indicates the capital ratios for the Company (consolidated) and the Bank at June 30, 2020, and December 31, 2019. (In Thousands):

	June 30, 2020
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$575,647	10.60%	$244,362	4.5%	N/A	N/A
Premier Bank	$573,723	10.59%	$243,813	4.5%	$352,175	6.5%

Tier 1 Capital (1)
Consolidated	$610,647	9.31%	$262,293	4.0%	N/A	N/A
Premier Bank	$573,723	8.74%	$262,613	4.0%	$328,266	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$610,647	11.24%	$325,816	6.0%	N/A	N/A
Premier Bank	$573,723	10.59%	$325,084	6.0%	$433,446	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$678,778	12.50%	$434,422	8.0%	N/A	N/A
Premier Bank	$641,700	11.84%	$433,446	8.0%	$541,807	10.0%

(1)	Excludes capital conservation buffer of 2.50%.

	December 31, 2019
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$322,813	10.60%	$137,001	4.5%	N/A	N/A
Premier Bank	$335,251	11.03%	$136,752	4.5%	$197,531	6.5%

Tier 1 Capital (2)
Consolidated	$357,813	10.78%	$132,805	4.0%	N/A	N/A
Premier Bank	$335,251	10.13%	$132,435	4.0%	$165,544	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$357,813	11.75%	$182,667	6.0%	N/A	N/A
Premier Bank	$335,251	11.03%	$182,336	6.0%	$243,114	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$389,056	12.78%	$243,556	8.0%	N/A	N/A
Premier Bank	$366,494	12.06%	$243,114	8.0%	$303,893	10.0%

(1)	Excludes capital conservation buffer of 2.50% as of December 31, 2019.
(2)

Core capital is computed as a percentage of adjusted total assets of $3.32 billion for consolidated and for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $3.04 billion for consolidated and for the Bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the 2019 Form 10-K, Premier’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of Premier are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. Premier does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

Premier monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements.

The table below presents, for the twelve months subsequent to June 30, 2020 and December 31, 2019, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  Based on our net interest income simulation as of June 30, 2020, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2020, remained relatively stable for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2019.

Net Interest Income Sensitivity Profile

	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2020		December 31, 2019
Immediate Change in Interest Rates
+200	$11,127	5.38%	$4,477	3.80%
+100	5,866	2.83%	2,487	2.11%
-100	(360)	-0.17%	(5,335)	-4.53%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted.  Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Company’s Board of Directors’ mandated guidelines as of June 30, 2020.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The results of this analysis are reflected in the following tables for the quarter ended June 30, 2020, and the year ended December 31, 2019.

	June 30, 2020
	Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$1,205,685	$190,323	18.74%
+ 300 bp	1,174,753	159,391	15.70%
+ 200 bp	1,132,118	116,756	11.50%
+ 100 bp	1,063,128	47,766	4.70%
0 bp	1,015,362	—	—

	December 31, 2019
	Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$769,381	$107,066	16.17%
+ 300 bp	753,286	90,971	13.74%
+ 200 bp	729,852	67,537	10.20%
+ 100 bp	701,004	38,689	5.84%
0 bp	662,315	—	—
- 100 bp	601,361	(60,954)	(9.20)%

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PREMIER FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither Premier nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2019 Form 10-K and Part II, Item 1A, “Risk Factors” in the Company’s quarterly report on Form 10-Q for the Quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended June 30, 2020.

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, March 31, 2020				570,000
April 1 – April 30, 2020	—	$—	—	570,000
May 1 – May 31, 2020	—	—	—	570,000
June 1 – June 30, 2020	9,584	16.52	—	570,000
Total	9,584	16.52	—	570,000

(1)

On May 23, 2019, the Company announced that its Board of Directors authorized a program for the repurchase of up to 500,000 shares of its outstanding common stock.  On February 18, 2020, the Company announced that its Board of Directors increased the program by an additional 500,000 shares.  There is no expiration date for the repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1	Second Amended and Restated Articles of Incorporation of Premier (incorporated herein by reference to Exhibit 3.2 in Registrant’s Form 8-K filed June 22, 2020 (File No. 000-26850))

Exhibit 3.2*	Second Amended and Restated Code of Regulations of Premier (reflecting all amendments) (incorporated by reference to Exhibit 3.3 in Registrant’s Form 8-K filed June 22, 2020)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at June 30, 2020 and December 31, 2019; (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Three and six months ended June 30, 2020 and 2019; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three  Months ended June 30, 2020 and 2019; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Six months ended June 30, 2020 and 2019; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Six months ended June 30, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

PREMIER FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: August 10, 2020	By:	/s/ Donald P. Hileman
Donald P. Hileman
Chief Executive Officer

Date: August 10, 2020	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer