Form 10-Q
period 2020-09-30
PREMIER FINANCIAL CORP
filed 2020-11-06
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 6, 2020, the registrant had 37,292,815 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$44,273	$46,254
Interest-bearing deposits	58,800	85,000
	103,073	131,254
Securities available-for-sale, carried at fair value	578,224	283,448
Equity securities	1,014	—
Loans held for sale, carried at fair value	208,054	—
Loans held for sale, at lower of cost or market	—	18,008
Loans receivable, net of allowance for credit losses of $88,917 at September 30, 2020 and $31,243 at December 31, 2019, respectively	5,381,631	2,746,321
Mortgage servicing rights	13,477	10,267
Accrued interest receivable	28,834	10,244
Federal Home Loan Bank stock	23,492	11,915
Bank owned life insurance	143,939	75,544
Premises and equipment	58,817	39,563
Real estate and other assets held for sale	521	100
Goodwill	317,948	100,069
Core deposit and other intangibles	32,005	3,772
Other assets	83,924	38,487
Total assets	$6,974,953	$3,468,992

(continued)

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Liabilities and stockholders’ equity
Liabilities:
Deposits	$5,795,757	$2,870,325
Advances from the Federal Home Loan Bank	30,000	85,063
Subordinated debentures	84,818	36,083
Securities sold under repurchase agreements	—	2,999
Advance payments by borrowers	18,985	5,491
Other liabilities	86,368	42,864
Total liabilities	6,015,928	3,042,825

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 25,371,086 shares issued and 37,296,613 and 19,729,886 shares outstanding at September 30, 2020 and December 31, 2019, respectively	306	127
Additional paid-in capital	689,736	161,955
Accumulated other comprehensive income, net of tax of $3,715 and $1,221, respectively	13,976	4,595
Retained earnings	333,772	329,175
Treasury stock, at cost, 6,000,647 shares at September 30, 2020 and 5,641,200 shares at December 31, 2019	(78,765)	(69,685)
Total stockholders’ equity	959,025	426,167
Total liabilities and stockholders’ equity	$6,974,953	$3,468,992

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Loans	$57,134	$33,284	$167,390	$97,158
Investment securities:
Taxable	2,199	1,134	6,540	3,788
Non-taxable	649	818	1,949	2,507
Interest-bearing deposits	82	312	391	857
FHLB stock dividends	95	135	861	533
Total interest income	60,159	35,683	177,131	104,843
Interest Expense
Deposits	6,555	6,029	21,761	16,615
FHLB advances and other	168	431	1,690	1,011
Subordinated debentures	158	329	610	1,043
Notes payable	7	2	32	23
Total interest expense	6,888	6,791	24,093	18,692
Net interest income	53,271	28,892	153,038	86,151
Credit loss expense - loans and leases (1)	3,658	1,327	49,312	1,821
Credit loss expense (benefit) - unfunded commitments (1)	(864)	(62)	1,702	(60)
Net interest income after credit loss expense	50,477	27,627	102,024	84,390
Non-interest Income
Service fees and other charges	4,805	4,027	15,601	10,335
Insurance commissions	3,715	3,263	12,875	10,994
Mortgage banking income	12,047	2,822	22,763	6,800
Gain on sale of non-mortgage loans	—	105	234	215
Gain on sale of securities available for sale	1,466	11	1,464	11
Gain on trading securities	14	—	14	—
Wealth management income	1,458	705	4,351	2,063
Income from Bank Owned Life Insurance	841	783	2,460	1,702
Other non-interest income	654	126	2,251	1,021
Total non-interest income	25,000	11,842	62,013	33,141
Non-interest Expense
Compensation and benefits	20,172	14,061	57,331	42,544
Occupancy	3,989	2,206	11,848	6,751
FDIC insurance premium	1,469	(255)	2,372	276
Financial institutions tax	1,116	555	3,066	1,667
Data processing	4,289	1,728	11,135	6,292
Acquisition related charges	3,711	540	17,295	540
Amortization of intangibles	1,726	264	4,781	839
Other non-interest expense	7,091	4,166	16,028	13,455
Total non-interest expense	43,563	23,265	123,856	72,364
Income before income taxes	31,914	16,204	40,181	45,167
Federal income taxes	6,259	3,033	7,951	8,315
Net income	$25,655	$13,171	$32,230	$36,852
Earnings per common share
Basic	$0.69	$0.67	$0.91	$1.86
Diluted	$0.69	$0.66	$0.91	$1.85

(1)	Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$25,655	$13,171	$32,230	$36,852

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	720	1,192	13,338	9,084
Reclassification adjustment for securities gains included in net income	(1,466)	(11)	(1,464)	(11)
Income tax effect	158	(247)	(2,493)	(1,906)
Net of tax amount	(588)	934	9,381	7,167

Change in unrealized gain/(loss) on postretirement benefit:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	—	—	—	82
Net of tax amount	—	—	—	82

Total other comprehensive income (loss)	(588)	934	9,381	7,249

Comprehensive income	$25,067	$14,105	$41,611	$44,101

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2020	$—	19,729,886	$127	$161,955	$4,595	$329,175	$(69,685)	$426,167
Net (loss)						(22,482)		(22,482)
Other comprehensive income					7,473			7,473
Adoption of ASC 326						(2,566)		(2,566)
Deferred compensation plan		7,524		(94)			94	—
Stock based compensation expenses				1,230			6	1,236
Capital stock issuance related to acquisition		17,927,017	179	526,696				526,875
Vesting of incentive plans		39,548		(1,989)			493	(1,496)
Restricted share issuance		13,349		198		(374)	176	—
Restricted share forfeitures		(750)						—
Shares repurchased		(430,000)					(10,078)	(10,078)
Common stock dividend payment ($0.22 per share)						(8,286)		(8,286)
Balance at March 31, 2020	$—	37,286,574	$306	$687,996	$12,068	$295,467	$(78,994)	$916,843
Net income						29,057		29,057
Other comprehensive income					2,496			2,496
Deferred compensation plan				166			(166)	—
Stock based compensation expenses				356				356
Adjustment for capital stock issuance		(843)		(25)				(25)
Fair value of option exchange from merger				461				461
Prior period adjustments				(258)			258	—
Shares issued under stock option plan		11,408		(122)			122	—
Shares repurchased		(1,070)					(17)	(17)
Common stock dividend payment ($0.22 per share)						(8,203)		(8,203)
Balance at June 30, 2020	$—	37,296,069	$306	$688,574	$14,564	$316,321	$(78,797)	$940,968
Net income						25,655		25,655
Other comprehensive income (loss)					(588)			(588)
Deferred compensation plan				(23)			23	—
Stock based compensation expenses				1,185				1,185
Shares issued from direct stock sales		544					9	9
Common stock dividend payment ($0.22 per share)						(8,204)		(8,204)
Balance at September 30, 2020	$—	37,296,613	$306	$689,736	$13,976	$333,772	$(78,765)	$959,025

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2019	$—	20,171,392	$127	$161,593	$(2,148)	$295,588	$(55,571)	$399,589
Net income						11,482		11,482
Other comprehensive income					3,717			3,717
Deferred compensation plan				(22)			42	20
Stock based compensation expenses				11				11
Shares issued under stock option plan, net of 178 repurchased and retired		17,822		(22)		(5)	212	185
Restricted share activity under stock incentive plans net of 25,195 repurchased and retired		38,890		(751)			440	(311)
Shares issued from direct stock sales		1,065		19			12	31
Shares repurchased		(515,977)					(15,147)	(15,147)
Common stock dividend payment ($0.19 per share)						(3,788)		(3,788)
Balance at March 31, 2019	$—	19,713,192	$127	$160,828	$1,569	$303,277	$(70,012)	$395,789
Net income						12,199		12,199
Other comprehensive income					2,598			2,598
Deferred compensation plan				(12)			29	17
Stock based compensation expenses				255				255
Shares issued under stock option plan,
net of 0 repurchased and retired		1,200		(9)			15	6
Restricted share activity under stock incentive plans net of 2,533 repurchased and retired		12,304		129		(153)	98	74
Shares issued from direct stock sales		934		14			11	25
Common stock dividend payment ($0.19 per share)						(3,747)		(3,747)
Balance at June 30, 2019	$—	19,727,630	$127	$161,205	$4,167	$311,576	$(69,859)	$407,216
Net income						13,171		13,171
Other comprehensive income					934			934
Deferred compensation plan				(12)			31	19
Stock based compensation expenses				6				6
Restricted share activity under stock incentive plans net of 0 repurchased and retired				362			59	421
Shares issued from direct stock sales		960		15			12	27
Common stock dividend payment ($0.19 per share)						(3,748)		(3,748)
Balance at September 30, 2019	$—	19,728,590	$127	$161,576	$5,101	$320,999	$(69,757)	$418,046

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$32,230	$36,852
Items not requiring (providing) cash:
Provision for credit losses	51,014	1,821
Depreciation	4,658	3,137
Amortization of mortgage servicing rights, net of impairment charges/recoveries	12,829	1,714
Amortization of core deposit and other intangible assets	4,781	839
Net accretion of premiums and discounts on loans and deposits	(9,948)	(599)
Amortization of premiums and discounts on securities	3,364	1,073
Change in deferred taxes	(14,059)	(637)
Proceeds from the sale of loans held for sale	610,062	201,571
Originations of loans held for sale	(721,063)	(213,649)
Gain from sale of loans	(30,447)	(5,887)
Loss on sale or write down of property plant and equipment	—	10
Gain/loss on sale / write-down of real estate and other assets held for sale	(10)	178
Gain on sale of available for sale securities	(1,464)	(11)
Unrealized gain on equity securities	(14)	—
Stock option expense	2,777	272
Restricted stock vesting	(1,496)	184
Income from bank owned life insurance	(2,460)	(1,702)
Excess tax benefit on stock compensation plans	—	(108)
Changes in:
Accrued interest receivable	—	(1,745)
Other assets	(20,246)	(5,783)
Other liabilities	11,710	1,705
Net cash provided by operating activities	(67,782)	19,235

Investing Activities
Proceeds from maturities of held-to maturity securities	—	42
Proceeds from maturities, calls and pay-downs of available-for-sale securities	89,514	29,913
Proceeds from sale of available-for-sale securities	52,420	783
Proceeds from sale of premises and equipment, real estate and other assets held for sale	903	1,173
Proceeds from sale of non-mortgage loans	5,241	15,944
Purchases of available-for-sale securities	(165,511)	(18,652)
Purchases of equity securities	(1,000)	—
Net change in Federal Home Loan Bank stock	1,176	2,302
Net cash received (paid) from acquisition (Reference Footnote 17 Business Combinations)	52,448	(1,600)
Purchases of premises and equipment, net	(3,659)	(2,388)
Investment in bank owned life insurance	—	(6,600)
Proceeds from bank owned life insurance death benefit	—	874
Net increase in loans receivable	(400,242)	(140,439)
Net cash used by investing activities	(368,710)	(118,648)
Financing Activities
Net increase in deposits and advance payments by borrowers	833,417	141,585
Net change in Federal Home Loan Bank advances and PPPLF	(436,063)	(94)
Proceeds from subordinated debentures	48,735	—
Decrease in securities sold under repurchase agreements	(2,999)	(2,890)
Net cash paid for repurchase of common stock	(10,095)	(15,147)
Proceeds from exercise of stock options	—	191
Proceeds from direct stock sales	9	83
Cash dividends paid on common stock	(24,693)	(11,283)
Net cash provided by financing activities	408,311	112,445
Increase in cash and cash equivalents	(28,181)	13,032
Cash and cash equivalents at beginning of period	131,254	98,962
Cash and cash equivalents at end of period	$103,073	$111,994
Supplemental cash flow information:
Interest paid	$24,767	$18,459
Income taxes paid	$12,750	$7,350
Initial recognition of right-of-use asset	$10,106	$8,808
Initial recognition of lease liability	$10,254	$9,339
Initial recognition of ASC 326	$2,566	$—
Transfers from loans to real estate and other assets held for sale	$192	$146

See accompanying notes.

Refer to Note 17 – Business Combinations for non-cash activity.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

September 30, 2020 and 2019

1.	Basis of Presentation

On June 19, 2020, First Defiance Financial Corp. changed its name to Premier Financial Corp. (“Premier” or the “Company”).  In connection with the name change, Premier’s stock continued to be traded on the NASDAQ Global Select Market, but under the ticker PFC.  On this same date, First Federal Bank of the Midwest, a wholly-owned subsidiary of the Company, changed its name to Premier Bank (the “Bank”).

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

Immediately following the Merger, the Bank acquired UCFC’s wholly-owned bank subsidiary, Home Savings Bank (“Home Savings”).  Immediately prior to the merger of the banks, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers. Premier acquired two additional subsidiaries in the Merger, HSB Capital and HSB Insurance.

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

HSB Capital was formed as an Ohio limited liability company by UCFC in 2016 for the purpose of providing mezzanine funding for customers of Home Savings. Mezzanine loans are offered by HSB Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

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

The accompanying consolidated condensed financial statements as of September 30, 2020, and for the three and nine month periods ended September 30, 2020 and 2019 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2019 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2020, are not necessarily indicative of the results that may be expected for the entire year.

The COVID-19 pandemic has continued to create extensive disruptions to the global economy and to the lives of individuals throughout the world.  Business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to continue over the coming months and will likely adversely affect their ability to pay interest and principal on their loans.  Further, value of the collateral securing their obligations may decline.  These uncertainties may negatively impact the Statement of Financial Condition, the Statement of Income and the Statement of Cash Flows of the Company. The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. Due to the ongoing economic impacts from the COVID-19 pandemic, the Company conducted a quantitative interim goodwill impairment assessment at June 30, 2020. The impairment assessment compared the fair value of identified reporting units with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's interim assessment estimated fair value on an income approach that incorporated a discounted cash flow (“DCF”) model that involves management assumptions based upon future growth projections, which include estimates of the COVID-19 impact on the Company’s business. Results of the interim assessment indicated no goodwill impairment as of June 30, 2020. The Company will continue to monitor its goodwill for possible impairment.

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

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment:  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 became effective for the Company on January 1, 2020, and the amendments of this ASU will be applicable to the goodwill impairment testing for 2020.

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

Accounting Standards not yet adopted:

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): This guidance provides temporary options to ease the potential burden in accounting for reference rate reform. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective as of March 12, 2020, through December 31, 2022. The Company anticipates being fully prepared to implement a replacement for the reference rate and has determined that any change will not have a material impact to the consolidated financial statements.

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

Available-for-sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 2 include U.S. federal government agencies, mortgage-backed securities, corporate bonds and municipal securities.

Equity securities – These securities are reported at fair value utilizing Level 1 inputs where the Company obtains fair value measurements from Bloomberg.

Loans held for sale, carried at fair value – The Company elected the fair value option for all conventional residential one-to four-family loans held for sale and all permanent construction loans held for sale that were acquired from UCFC in the Merger.  In addition, the Company has elected the fair value option for all loans held for sale originated after January 31, 2020.

The fair value of conventional loans held for sale is determined using the current 15 day forward contract price for either 15 or year conventional mortgages (Level 2). The fair value of permanent construction loans held for sale is determined using the current 60 day forward contract price for 15 or 30 years conventional mortgages which is then adjusted for unobservable market data such as estimated fall out rates and estimated time from origination to completion of construction (Level 3).

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

Assets and Liabilities Measured on a Recurring Basis

September 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$40,926	$—	$40,926
Mortgage-backed securities	—	215,639	—	215,639
Collateralized mortgage obligations	—	122,284	—	122,284
Corporate bonds	—	29,988	—	29,988
Obligations of state and political subdivisions	—	169,387	—	169,387
Equity securities	1,014	—	—	1,014
Loans held for sale, at fair value	—	96,032	112,022	208,054
Purchased certificate of deposit option	—	56	—	56
Interest rate swaps	—	2,312	—	2,312
Mortgage banking derivative	—	7,913	—	7,913
Liabilities:
Written certificate of deposit option	—	56	—	56
Interest rate swaps	—	2,560	—	2,560

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$2,524	$—	$2,524
Mortgage-backed securities	—	89,647	—	89,647
REMICs	—	1,636	—	1,636
Collateralized mortgage obligations	—	82,101	—	82,101
Corporate bonds	—	12,101	—	12,101
Obligations of state and political subdivisions	—	92,028	3,411	95,439
Mortgage banking derivative - asset	—	892	—	892

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2020 and 2019.

	Construction loans held for sale
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance of recurring Level 3 assets at beginning of period	$75,739	$—	$—	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	4,012	—	11,213	—
Originations	40,767	—	83,032	—
Acquired in acquisition	—	—	37,711	—
Sales	(8,496)	—	(19,934)	—
Balance of recurring Level 3 assets at end of period	$112,022	$—	$112,022	$—

	Securities available-for-sale
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance of recurring Level 3 assets at beginning of period	$—	$—	$3,411	$—
Balance of Level 3 assets moved to Level 2 during the period	—	—	(3,411)	—
Balance of recurring Level 3 assets at end of period	$—	$—	$—	$—

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$112,022	Comparable sales	Time discount using the 60 day forward contract	0.00% - 0.60%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	—	—	6,342	6,342
Commercial	—	—	11,159	11,159
Total impaired loans	—	—	17,501	17,501
Mortgage servicing rights	—	13,477	—	13,477

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial real estate	$—	$—	$68	$68
Commercial	—	—	38	38
Total impaired loans	—	—	106	106
Mortgage servicing rights	—	273	—	273

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Impaired Loans- Applies to all loan classes	$17,501	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	5-43%	20.54%

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

The aggregate fair value of the residential mortgage loans held for sale at September 30, 2020 was $96.1 million and they had a contractual balance of $90.8 million for this same period.  The difference between these two figures is recorded in gains and losses on the sale of loans held for sale.  For the three and nine months ended September 30, 2020, $0.9 million and $5.2 million, respectively, were recorded in gains on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at September 30, 2020 was $112.0 million and they had a contractual balance of $100.8 million for this same period.  The difference between these two figures is recorded in gains and losses on the sale of loans held for sale.  For the three and nine months ended September 30, 2020, $4.0 million and $11.2 million, respectively, were recorded in gains on the sale of loans held for sale for the change in fair value.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2020, and December 31, 2019. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Premier.

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

The Company’s loans were valued on an individual basis, with consideration given to the loans’ underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loss exposures, and remaining balances. The model utilizes a DCF approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The DCF approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. The estimated fair value of impaired loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All impaired loans are classified as Level 3 within the valuation hierarchy.

The fair value of non-interest bearing deposits are considered equal to the amount payable on demand at the reporting date (i.e. carrying value) and are classified as Level 1.  The fair value of savings, checking and certain money market accounts are equal to their carrying amounts and are a Level 1 classification.  Fair values of fixed rate certificates of deposit are estimated using a DCF calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

The fair values of securities sold under repurchase agreements are equal to their carrying amounts resulting in a Level 1 classification. The carrying value of floating rate subordinated debentures was considered to be the carrying value as the debt is floating rate and can be prepaid at any time without penalty.  The carrying value of fixed rate subordinated debt is estimated using a DCF calculation that applies interest rates currently being offered in the market to the expected maturity of the debt.

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2020.

		Fair Value Measurements at September 30, 2020
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$103,073	$103,073	$103,073	$—	$—
Securities available for sale	578,224	578,224	—	578,224	—
Equity securities	1,014	1,014	1,014	—	—
Federal Home Loan Bank Stock	23,492	N/A	N/A	N/A	N/A
Loans receivable, net	5,381,631	5,408,788	—	—	5,408,788
Loans held for sale, carried at fair value	208,054	208,054	—	96,032	112,022

Financial Liabilities:
Deposits	$5,795,757	$5,808,414	$4,622,424	$1,185,990	$—
Advances from Federal Home Loan Bank	30,000	30,000	—	30,000	—
Subordinated debentures	84,818	84,818	—	84,818	—

		Fair Value Measurements at December 31, 2019
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$131,254	$131,254	$131,254	$—	$—
Investment securities	283,448	283,448	—	280,037	3,411
FHLB Stock	11,915	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,764,329	2,756,092	—	18,456	2,737,636

Financial Liabilities:
Deposits	$2,870,325	$2,871,166	$2,131,537	$739,629	$—
Advances from FHLB	85,063	85,003	—	85,003	—
Securities sold under repurchase agreements	2,999	2,999	2,999	—	—
Subordinated debentures	36,083	36,083	—	36,083	—

4.	Stock Compensation Plans

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

As of September 30, 2020, 37,461 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. On the date of the Merger, 39,983 Premier options were exchanged for all of the outstanding stock options on the books of UCFC at the same conversion price and ratio applied to UCFC common shares at January 31, 2020.  All of these options were fully vested at the time of acquisition. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.  Options granted in prior years vest 20% per year.

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

In the nine months ended September 30, 2020, the Company also granted 13,349 shares of restricted stock to directors.  These shares have a one-year vesting period.

Following is stock option activity under the plans during the nine months ended September 30, 2020:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2020	17,700	$17.60
Forfeited or cancelled	(300)	18.89
Exercised	(19,922)	7.10
Exchanged	39,983	16.00
Granted	—	—
Options outstanding, September 30,2020	37,461	$21.47	5.84	$9
Exercisable at September 30, 2020	35,861	$21.58	5.87	$9

All of the 39,983 options exchanged are associated with the conversion of all of the outstanding stock options on the books of UCFC into stock options of Premier.  The options had a fair value of $461,000, or $11.52 per share, and were part of the consideration paid by the Company.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds of options exercised	$—	$—	$—	$191
Related tax benefit recognized	—	—	40	4
Intrinsic value of options exercised	—	—	189	390

As of September 30, 2020, there was $3,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 0.26 years.

At September 30, 2020, 144,937 RSUs and 52,392 restricted stock grants were unvested. Compensation expense related to RSUs and STIP is recognized over the performance period based on the achievements of targets as established under the plan documents. Total expense of $974,000 and $3.0 million was recorded during the three and nine months ended September 30, 2020, compared to expense of $559,000 and $1.5 million for the three and nine months ended September 30, 2019.  There was approximately $2.3 million and $1.2 million included within other liabilities at September 30, 2020, and December 31, 2019, respectively, related to the STIP.

	Restricted Stock Units		Stock Grants
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2020	158,470	$25.72	48,545	$27.49
Granted	101,666	29.09	13,349	25.75
Vested	(86,050)	25.48	(9,502)	27.84
Forfeited	(29,149)	25.91	—	—
Unvested at September 30, 2020	144,937	$28.19	52,392	$26.99

The maximum amount of compensation expense that may be recorded for the active LTIPs at September 30, 2020, is approximately $2.7 million of which $2.1 million is unrecognized at September 30, 2020, and will be recognized over the remaining performance periods.
5.	Dividends on Common Stock

Premier declared and paid a $0.22 per common stock dividend in the third quarter of 2020 and declared and paid a $0.19 per common stock dividend in the third quarter of 2019.
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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$25,655	$13,171	$32,230	$36,852
Less: income allocated to participating securities	36	1	46	3
Net income allocated to common shareholders	25,619	13,170	32,184	36,849

Weighted average common shares outstanding including participating securities	37,356	19,801	35,481	19,873
Less: Participating securities	52	11	50	11
Average common shares	37,304	19,790	35,431	19,862

Basic earnings per common share	$0.69	$0.67	$0.91	$1.86
Diluted Earnings Per Share:
Net income allocated to common shareholders	$25,619	$13,170	$32,184	$36,849
Weighted average common shares outstanding for basic (loss) earnings per common share	37,304	19,790	35,431	19,862
Add: Dilutive effects of stock options	30	85	51	81
Average shares and dilutive potential common shares	37,334	19,875	35,482	19,943

Diluted earnings per common share	$0.69	$0.66	$0.91	$1.85

There were 27,341 and 25,329 shares for the three and nine month periods ending September 30, 2020, respectively, that were excluded from the diluted earnings per common share calculation as they were anti-dilutive.  There were no shares for both the three and nine month periods in 2019 that were excluded from the diluted earnings per common share calculation as no shares were anti-dilutive during these time periods.

7.	Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At September 30, 2020
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$39,100	$1,826	$—	$40,926
Mortgage-backed securities	209,430	6,402	(193)	215,639
Collateralized mortgage obligations	118,940	3,473	(129)	122,284
Corporate bonds	29,971	223	(206)	29,988
Obligations of state and political subdivisions	162,784	6,700	(97)	169,387
Total Available-for-Sale	$560,225	$18,624	$(625)	$578,224

As a result of the Merger, securities with a fair value of $262.8 million were acquired on January 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At December 31, 2019
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,518	$6	$—	$2,524
Mortgage-backed securities	88,380	1,380	(113)	89,647
Collateralized mortgage obligations	83,008	814	(85)	83,737
Corporate bonds	12,011	90	—	12,101
Obligations of state and political subdivisions	91,406	4,042	(9)	95,439
Total Available-for-Sale	$277,323	$6,332	$(207)	$283,448

The amortized cost and fair value of the investment securities portfolio at September 30, 2020, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”) and CMOs which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$8,975	$8,982
Due after one year through five years	12,351	12,514
Due after five years through ten years	77,033	79,806
Due after ten years	133,496	138,999
MBS/CMO	328,370	337,923
	$560,225	$578,224

Investment securities with a carrying amount of $298.5 million at September 30, 2020, were pledged as collateral on public deposits.

The following tables summarize Premier’s securities that were in an unrealized loss position at September 30, 2020, and December 31, 2019:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At September 30, 2020
Available-for-sale securities:
Mortgage-backed securities	15,859	(193)	—	—	15,859	(193)
Collateralized mortgage obligations	15,342	(129)	—	—	15,342	(129)
Corporate bonds	11,020	(206)	—	—	11,020	(206)
Obligations of state and political subdivisions	14,011	(97)	—	—	14,011	(97)
Total temporarily impaired securities	$56,232	$(625)	$—	$—	$56,232	$(625)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At December 31, 2019
Available-for-sale securities:
Mortgage-backed securities-residential	$13,830	$(42)	$9,721	$(71)	$23,551	$(113)
Collateralized mortgage obligations	7,448	(29)	5,549	(56)	12,997	(85)
Obligations of state and political subdivisions	1,413	(9)	-	-	1,413	(9)
Total temporarily impaired securities	$22,691	$(80)	$15,270	$(127)	$37,961	$(207)

The Company realized gains from the sale of investment securities totaling $1.5 million in the three and nine month periods ending September 30, 2020.  For the three and nine months ended September 30, 2019, the Company realized gains of $11,000 on the sale of investment securities.

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

•

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value.  As of September 30, 2020, management had determined that no credit loss exists.

At September 30, 2020, the Company held preferred stock of a bank holding company totaling $1.0 million.    During the three and nine months ended September 30, 2020, $14,000 of unrealized gains were recorded within “Gain on equity securities, net" on the Consolidated Condensed Statements of Income. During the three and nine months ended September 30, 2019, there were no unrealized gains or losses recognized.

8.	Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.  Loans receivable consist of the following:

	September 30, 2020	December 31, 2019
	(In Thousands)
Real Estate:
Residential	$1,194,940	$324,773
Commercial	2,328,944	1,506,026
Construction	580,060	305,305
	4,103,944	2,136,104
Other Loans:
Commercial	1,263,565	578,071
Home equity and improvement	281,010	122,864
Consumer finance	128,995	37,649
	1,673,570	738,584
Loans before deferred loan origination fees and costs	5,777,514	2,874,688
Deduct:
Undisbursed construction loan funds	(300,174)	(126,108)
Net deferred loan origination fees and costs	(6,792)	(2,259)
Allowance for credit losses	(88,917)	(31,243)
Total loans	$5,381,631	$2,715,078

The following table discloses allowance for credit loss activity for the quarters ended September 30, 2020 and 2019 by portfolio segment (In Thousands):

Quarter Ended September 30, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$23,783	$44,057	$1,137	$11,839	$4,216	$3,523	$88,555
Charge-Offs	—	(4,172)	—	—	(12)	(35)	(4,219)
Recoveries	7	581	—	266	41	28	923
Provisions(1)	(5,622)	8,109	1,352	1,139	148	(1,468)	3,658
Ending Allowance	$18,168	$48,575	$2,489	$13,244	$4,393	$2,048	$88,917

(1)	Allowance/provision are not comparable to prior periods due to the adoption of CECL.

Quarter Ended September 30, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,793	$15,251	$887	$7,888	$1,763	$352	$28,934
Charge-Offs	(74)	—	—	(25)	(12)	(80)	(191)
Recoveries	6	61	—	30	77	6	180
Provisions	213	883	216	(5)	(76)	96	1,327
Ending Allowance	$2,938	$16,195	$1,103	$7,888	$1,752	$374	$30,250

The following table discloses allowance for credit loss activity for the nine months ended September 30, 2020 and 2019 by portfolio segment (In Thousands):

Year-to-date Period Ended September 30, 2020	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Impact of ASC 326 Adoption	1,765	3,682	(223)	(2,263)	(521)	(86)	2,354
Acquisition related allowance for credit loss (PCD)	1,077	4,053	—	2,272	248	48	7,698
Charge-Offs	(257)	(4,237)	(1)	(133)	(98)	(222)	(4,948)
Recoveries	223	1,110	—	1,602	177	146	3,258
Provisions(1)(2)	12,493	27,665	1,717	2,763	2,887	1,787	49,312
Ending Allowance	$18,168	$48,575	$2,489	$13,244	$4,393	$2,048	$88,917

(1)	Allowance/provision are not comparable to prior periods due to the adoption of CECL.
(2)	Provision for the nine months ended September, 30, 2020, includes $25.9 million as a result of the Merger with UCFC in the first quarter.

Year-to-date Period Ended September 30, 2019	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,881	$15,142	$682	$7,281	$2,026	$319	$28,331
Charge-Offs	(257)	(15)	—	(225)	(109)	(255)	(861)
Recoveries	176	450	—	136	161	36	959
Provisions	138	618	421	696	(326)	274	1,821
Ending Allowance	$2,938	$16,195	$1,103	$7,888	$1,752	$374	$30,250

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

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$5,251	$50	$50	$5,005	$138	$131
Residential Non Owner Occupied	2,113	28	27	2,078	106	106
Total Residential Real Estate	7,364	78	77	7,083	244	237
CRE Owner Occupied	6,367	45	45	7,082	268	222
CRE Non Owner Occupied	1,898	19	19	1,943	70	63
Multi-Family Real Estate	175	5	5	604	32	32
Agriculture Land	12,981	168	114	13,206	544	405
Other CRE	479	13	11	810	66	61
Total Commercial Real Estate	21,900	250	194	23,645	980	783
Construction	—	—	—	—	—	—
Commercial Working Capital	6,224	55	55	7,302	281	217
Agriculture Production	—	—	—	—	—	—
Commercial Other	1,372	15	14	1,597	63	59
Total Commercial	7,596	70	69	8,899	344	276
Home Equity and Improvement	868	6	6	893	26	24
Consumer Finance	17	—	—	26	1	1
Total Impaired Loans	$37,745	$404	$346	$40,546	$1,595	$1,321

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2020 (in thousands):

	September 30, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$7,792	$—	$—	$—	$7,792
Commercial	26,769	—	—	—	26,769
Construction	—	—	—	—	—

Other Loans:
Commercial	2,077	8,377	8,132	171	18,757
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$36,638	$8,377	$8,132	$171	$53,318

The following table presents loans individually evaluated for impairment by class of loans (in thousands):

	December 31, 2019
	Unpaid Principal Balance*	Recorded Investment	Allowance for Credit Loss Allocated
With no allowance recorded:
Residential Owner Occupied	$86	$86	$—
Residential Non Owner Occupied	962	967	—
Total Residential Real Estate	1,048	1,053	—
CRE Owner Occupied	5,098	4,814	—
CRE Non Owner Occupied	1,815	1,006	—
Multi-Family Real Estate	128	130	—
Agriculture Land	12,734	12,792	—
Other CRE	—	—	—
Total Commercial Real Estate	19,775	18,742	—
Construction	—	—	—
Commercial Working Capital	5,417	5,435	—
Agriculture Production	—	—	—
Commercial Other	469	471	—
Total Commercial	5,886	5,906	—
Home Equity and Improvement	151	151	—
Consumer Finance	—	—	—
Total loans with no allowance recorded	$26,860	$25,852	$—

With an allowance recorded:
Residential Owner Occupied	$5,137	$4,977	$104
Residential Non Owner Occupied	1,014	1,019	11
Total Residential Real Estate	6,151	5,996	115
CRE Owner Occupied	2,085	1,623	60
CRE Non Owner Occupied	317	319	13
Multi-Family Real Estate	—	—	—
Agriculture Land	262	268	3
Other CRE	401	180	9
Total Commercial Real Estate	3,065	2,390	85
Construction	—	—	—
Commercial Working Capital	682	450	150
Agriculture Production	—	—	—
Commercial Other	318	299	24
Total Commercial	1,000	749	174
Home Equity and Improvement	654	608	48
Consumer Finance	28	28	—
Total loans with an allowance recorded	$10,898	$9,771	$422

*Presented gross of charge-offs

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  All loans greater than 90 days past due are placed on non-accrual status.  Effective January 1, 2020 with the adoption of ASC Topic 326, the Company began including non-accrual purchase credit deteriorated (“PCD”) loans in its non-performing loans.  As such, the non-performing loans as of September 30, 2020 include PCD loans accounted for pursuant to ASC Topic 326 as these loans are individually evaluated.  The non-performing loans do not include PCD (formerly purchase credit impaired (“PCI”)) loans as of December 31, 2019, as the PCD loans prior to adopting ASC Topic 326 were evaluated on a pool basis.  The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In Thousands)
Non-accrual loans	$48,360	$13,437
Loans over 90 days past due and still accruing	—	—
Total non-performing loans	48,360	13,437
Real estate and other assets held for sale	521	100
Total non-performing assets	$48,881	$13,537
Troubled debt restructuring, still accruing	$8,499	$8,486

The following table presents the aging of the amortized cost in past due and non- accrual loans as of September 30, 2020, by class of loans (In Thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	1,164,301	182	9,604	—	9,786	8,622
Commercial	2,292,281	196	507	—	703	12,336
Construction	277,936	—	1,587	—	1,587	363

Other Loans:
Commercial	1,221,219	137	75	—	212	749
Home equity and improvement	270,007	3,777	758	—	4,535	1,704
Consumer finance	125,829	1,584	874	—	2,458	857
PCD	49,744	230	1,360	—	1,590	23,729

Total Loans	$5,401,317	$6,106	$14,765	$—	$20,871	$48,360

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

Troubled Debt Restructurings

As of September 30, 2020, and December 31, 2019, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $18.8 million and $15.1 million, respectively.  The Company allocated $1,067,000 and $388,000 of specific reserves to those loans at September 30, 2020, and December 31, 2019, respectively, and had committed to lend additional amounts totaling up to $389,000 and $226,000 at September 30, 2020, and December 31, 2019, respectively.

The Company has responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing $443.3 million to small businesses in our markets.  Additionally, the Company is working with borrowers impacted by the COVID-19 pandemic and providing modifications to include either interest only deferral or principal and interest deferral.  These modifications range from one to nine months.  Through September 30, 2020, the Company had approximately $482.7 million in deferrals.  A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. In accordance with this guidance, such modified loans will be considered current and will continue to accrue interest during the deferral period.

A breakout of deferrals by loan category is as follows (in thousands):

Balance deferred
Residential real estate	$40,676
Commercial real estate	333,212
Construction	51,592
Commercial	49,751
Home equity and improvement	2,506
Consumer finance	5,005
Total	$482,742

The following table is a breakout of commercial deferrals, which represent $434.6 million of the total deferred (in thousands):

Commercial deferral expirations	Balance
July	$277,010
August	123,851
September	12,226
October	14,000
November	5,076
December	2,392
Total	$434,555

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

Of the loans modified in a TDR as of September 30, 2020, $10.4 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and nine month periods ending September 30, 2020, and September 30, 2019:

	Loans Modified as a TDR for the Three Months Ended September 30, 2020 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2020 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$51	6	$660
Commercial	1	451	5	7,327
Construction	—	—	—	—

Other Loans:
Commercial	3	7,347	8	7,503
Home equity and improvement	3	66	4	92
Consumer finance	—	—	—	—

Total	8	$7,915	23	$15,582

The loans described above increased the allowance for credit losses (“ACL”) by $758,000 and $790,000 in the three and nine month periods ending September 30, 2020.

	Loans Modified as a TDR for the Three Months Ended September 30, 2019 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2019 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$218	10	$1,118
Commercial	—
Construction	—

Other Loans:
Commercial	2	241	4	253
Home equity and improvement	—		2	26
Consumer finance	—		—

Total	5	$459	16	$1,397

The loans described above increased the allowance for loan losses (“ALLL”), which is now known as the ACL under CECL, by $11,000 and $32,000 in the three and nine month periods ending September 30, 2019.

The following tables present loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine month periods ended September 30, 2020, and September 30, 2019:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	2	$211	8	$647
Commercial	2	128	4	322
Construction	—	—	—	—

Other Loans:
Commercial	—	—	2	250
Home equity and improvement	1	4	4	330
Consumer finance	—	—	1	21

Total	5	$343	19	$1,570

The TDRs that subsequently defaulted described above increased the ACL by $16,000 and $61,000 for the three month and nine month period ended September 30, 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	—	$—	1	$76
Commercial	—	—
Construction	—	—	—	—

Other Loans:
Commercial	—	—	3	2,248
Home equity and improvement	—	—	1	61
Consumer finance	—	—	—	—

Total	—	$—	5	$2,385

The TDRs that subsequently defaulted described above had no effect on the
ALLL for the three month period and increased the ALLL by $4,000 for the nine month period ended September 30, 2019.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	1,179,490	268	2,951	—	2,951	1,182,709
Commercial	2,165,668	108,011	31,641	—	31,641	2,305,320
Construction	256,743	23,143	—	—	—	279,886

Other Loans:
Commercial	1,188,604	24,618	8,958	—	8,958	1,222,180
Home equity and improvement	275,831	—	415	—	415	276,246
Consumer finance	129,025	—	119	—	119	129,144
PCD	28,867	11,442	34,754	—	34,754	75,063

Total Loans	$5,224,228	$167,482	$78,838	$—	$78,838	$5,470,548

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	322,250	415	3,479	—	3,479	326,144
Commercial	1,462,065	27,197	23,097	—	23,097	1,512,359
Construction	205,076	1,645	—	—	—	206,721

Other Loans:
Commercial	548,012	24,162	7,737	—	7,737	579,911
Home equity and improvement	123,407	—	315	—	315	123,722
Consumer finance	37,816	—	20	—	20	37,836

Total Loans	$2,698,626	$53,419	$34,648	$—	$34,648	$2,786,693

The table below presents the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed ($ in thousands):

	Term of loans by origination
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of September 30, 2020

Real Estate
Residential:
Risk Rating
Pass	$125,421	$218,510	$154,561	$149,717	$155,430	$373,173	$2,678	$1,179,490
Special Mention	—	—	55	—	119	94	—	268
Substandard	—	—	168	—	210	2,573		2,951
Doubtful	—	—	—	—	—	—	—	—
Total	$125,421	$218,510	$154,784	$149,717	$155,759	$375,840	$2,678	$1,182,709

Commercial:
Risk Rating
Pass	$389,956	$450,107	$326,896	$324,772	$215,844	$441,861	$16,232	$2,165,668
Special Mention	6,031	7,229	20,294	43,354	10,213	19,893	997	108,011
Substandard	—	284	7,225	2,065	1,423	18,393	2,251	31,641
Doubtful	—	—	—	—	—	—	—	—
Total	$395,987	$457,620	$354,415	$370,191	$227,480	$480,147	$19,480	$2,305,320

Construction:
Risk Rating
Pass	$160,203	$64,944	$15,822	$11,727	$3,898	$149	$-	$256,743
Special Mention	12,500	—	10,643	—	—	—	—	23,143
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$172,703	$64,944	$26,465	$11,727	$3,898	$149	$-	$279,886

Other Loans
Commercial:
Risk Rating
Pass	$578,907	$159,783	$88,449	$50,745	$26,127	$29,800	$254,793	$1,188,604
Special Mention	1,000	1,881	2,662	2,447	—	5,208	11,420	24,618
Substandard	105	233	569	554	313	1,397	5,787	8,958
Doubtful	—	—	—	—	—	—	—	—
Total	$580,012	$161,897	$91,680	$53,746	$26,440	$36,405	$272,000	$1,222,180

Home equity and Improvement:
Risk Rating
Pass	$5,088	$8,274	$4,911	$8,633	$8,530	$31,999	$208,396	$275,831
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	115	300	415
Doubtful	—	—	—	—	—	—	—	—
Total	$5,088	$8,274	$4,911	$8,633	$8,530	$32,114	$208,696	$276,246

Consumer Finance:
Risk Rating
Pass	$36,327	$41,252	$22,426	$12,651	$5,512	$3,622	$7,235	$129,025
Special Mention	—	—	—	—	—	—	—	—
Substandard	8	99	4	—	8	—	—	119
Doubtful	—	—	—	—	—	—	—	—
Total	$36,335	$41,351	$22,430	$12,651	$5,520	$3,622	$7,235	$129,144

PCD:
Risk Rating
Pass	$6,465	$314	$685	$588	$1,961	$17,547	$1,307	$28,867
Special Mention	—	202	1,398	3,585	1,162	4,026	1,069	11,442
Substandard	—	—	—	14,506	2,811	5,180	12,257	34,754
Doubtful	—	—	—	—	—	—	—	—
Total	$6,465	$516	$2,083	$18,679	$5,934	$26,753	$14,633	$75,063

Allowance for Credit Losses (“ACL”)

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

The Company is generally utilizing two methodologies to analyze loan pools, DCF and probability of default/loss given default (“PD/LGD”).

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

In addition to the ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establishes a loss expectation for extended (funded) commitments.  This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument.  At September 30, 2020, the Company had $1.4 billion in unfunded commitments and set aside $6.0 million in anticipated credit losses.  This reserve is recorded in other liabilities as opposed to the ACL.

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

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, credit discount $7.7 million and a noncredit discount of $4.1 million. The outstanding balance at September 30, 2020 and related allowance on these loans is as follows (in thousands):

	Loan Balance	ACL Balance
	(In Thousands)
Real Estate:
Residential	$15,157	$175
Commercial	24,797	2,199
Construction	—	—
	39,954	2,374
Other Loans:
Commercial	29,407	4,261
Home equity and improvement	4,764	222
Consumer finance	938	37
	35,109	4,520
Total	$75,063	$6,894

At September 30, 2020 the Company had $1.8 million in loans that had previously been accounted for as purchase credit impaired.

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $6.0 million as of September 30, 2020, and $981,000 as of December 31, 2019. The increase is primarily a result of the Merger.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Gain from sale of mortgage loans	$13,781	$2,596	$30,213	$5,672
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,898	960	5,379	2,842
Amortization of mortgage servicing rights	(1,959)	(579)	(5,302)	(1,256)
Mortgage servicing rights valuation adjustments	(1,673)	(155)	(7,527)	(458)
	(1,734)	226	(7,450)	1,128

Net revenue from sale and servicing of mortgage loans	$12,047	$2,822	$22,763	$6,800

The unpaid principal balance of residential mortgage loans serviced for third parties was $3.0 billion at September 30, 2020, and $1.46 billion at December 31, 2019.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$21,034	$10,458	$10,801	$10,419
Loans sold, servicing retained	2,463	738	6,292	1,454
Mortgage servicing rights acquired	—		9,747
Amortization	(1,959)	(579)	(5,302)	(1,256)
Carrying value before valuation allowance at end of period	21,538	10,617	21,538	10,617

Valuation allowance:
Balance at beginning of period	(6,388)	(603)	(534)	(300)
Impairment recovery (charges)	(1,673)	(155)	(7,527)	(458)
Balance at end of period	(8,061)	(758)	(8,061)	(758)
Net carrying value of MSRs at end of period	$13,477	$9,859	$13,477	$9,859
Fair value of MSRs at end of period	$13,477	$9,859	$13,477	$9,859

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for secondary market buy-back activity.  A liability of $43,000 was accrued at both September 30, 2020, and December 31, 2019, respectively.  There was no expense or credit recognized related to the accrual in the three and nine months ended September 30, 2020 or 2019.

10.	Leases

On January 31, 2020, the Company performed a valuation on UCFC’s leases to determine an initial right of use asset (ROU asset) and lease liability in connection with the Merger.  The Company recorded an initial ROU asset of $5.0 million and a lease liability of $5.1 million for these leases.

The Company’s lease agreements have maturity dates ranging from December 2020 to September 2044, some of which include options for multiple five and ten year extensions.  The weighted average remaining life of the lease term for these leases was 15.10 years as of September 30, 2020 and 17.07 years as of December 31, 2019.  The weighted average discount rate for leases was 2.59% as of September 30, 2020 and 3.17% as of December 31, 2019.

The total operating lease costs were $615,000 and $1.7 million for the three and nine months ended September 30, 2020, and $233,000 and $708,000 for the three and nine months ended September 30, 2019, respectively. The right-of-use asset, included in other assets, was $17.4 million and $8.9 million at September 30, 2020 and December 31, 2019, respectively.  The lease liabilities, included in other liabilities, were $18.3 million and $9.5 million as of September 30, 2020 and December 31, 2019, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2020
2020	$620
2021	2,298
2022	1,944
2023	1,539
2024	1,312
Thereafter	14,911
Total undiscounted minimum lease payments	$22,624
Present value adjustment	(4,351)
Total lease liabilities	$18,273

11.	Deposits

A summary of deposit balances is as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)
Non-interest-bearing checking accounts	$1,436,807	$630,359
Interest-bearing checking and money market accounts	2,511,263	1,198,012
Savings deposits	674,354	303,166
Retail certificates of deposit less than $250,000	975,658	631,253
Retail certificates of deposit greater than $250,000	197,675	107,535
	$5,795,757	$2,870,325

12.	Borrowings

Premier’s FHLB advances, junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	September 30, 2020	December 31, 2019
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$—	$83,999
Amortizable mortgage advances	—	1,085
Overnight advances	30,000	—
Fair value adjustment on acquired balances	—	(21)
Total	$30,000	$85,063
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$48,735	$-

During the quarter ended September 30, 2020, the Company paid off $35.0 million of fixed rate advances from the FHLB incurring a prepayment penalty of $1.4 million.  This figure is included in Other Non-Interest Expense in the Condensed Consolidated Statement of Income.

In September 2020, the Company completed the issuance of $50.0 million aggregate principal amount, fixed-to-floating rate subordinated notes due September 30, 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended.  The notes carry a fixed rate of 4.0% for five years at which time they will convert to a floating rate based on the secured overnight borrowing rate, plus a spread of 388.5 basis points.  The Company may, at its option, beginning September 30, 2025, redeem the notes, in whole or in part, from time to time, subject to certain conditions.  The net proceeds from the sale were approximately $48.7 million, after deducting the estimated offering expenses.  The Company intends to use the net proceeds for general corporate purposes, which may include, without limitation, providing capital to support its growth organically or through strategic acquisitions, repaying indebtedness, in financing investments, capital expenditures, repurchasing its common shares and for investments in the Bank as regulatory capital.

The subordinated debentures are included in Total Capital under current regulatory guidelines and interpretations.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.75% as of September 30, 2020, and 3.39% as of December 31, 2019.

The Trust Preferred Securities issued by Trust Affiliate II are subject to mandatory redemption, in whole or part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on September 15, 2037, but can be redeemed at the Company’s option at any time now.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.63% and 3.27% on September 30, 2020 and December 31, 2019, respectively.

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

The junior subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

Repurchase Agreements.  At September 30, 2020, the Company no longer had any offering repurchase agreements with customers.  At December 31, 2019, the Company utilized securities sold under agreements to repurchase to facilitate the needs of customers and to facilitate secured short-term funding needs.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.

The balance of repurchase agreements was $0.0 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively.  All of the repurchase agreements were overnight and continuous as of December 31, 2019.  The repurchase agreements were collateralized by investment securities having a market value of $5.8 million at December 31, 2019.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	September 30, 2020	December 31, 2019
Commitments to make loans	$406,881	$178,811
Unused lines of credit	927,806	433,109
Standby letters of credit	19,429	14,215
Total	$1,354,116	$626,135

Commitments to make loans are generally made for periods of 60 days or less.
14.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2015. The Company currently operates primarily in the states of Ohio, Michigan, Pennsylvania and West Virginia which tax financial institutions based on their equity rather than their income.

For further information on taxes refer to the discussion on CECL in Note 8. Loans and the Merger information in Note 17. Business Combinations.
15.	Derivative Financial Instruments

At September 30, 2020, the Company had approximately $198.7 million of interest rate lock commitments and $317.0 million of forward sales of mortgage backed securities.  These commitments are considered derivatives.  The Company had $17.0 million of interest rate lock commitments and $34.4 million of forward commitments at December 31, 2019.

The fair value of these mortgage banking derivatives are reflected by a net derivative asset recorded in other assets in the Consolidated Statements of Financial Condition.  The table below provides data about the carrying values of these derivative instruments:

	September 30, 2020			December 31, 2019
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$7,913	$—	$7,913	$883	$(9)	$892

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers that was acquired in the Merger.  Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $88.3 million and fair value of $2.3 million in other assets and $2.6 million in other liabilities at September 30, 2020.  The difference in fair value of $248,000 between the asset and liability represents a credit valuation adjustment that flows through noninterest income.  For the three and nine months ended September 30, 2020, ($3,000) and $162,000 of this figure flowed through noninterest income.  The remainder was part of the Merger consideration.  The Company had no interest rate swaps outstanding at December 31, 2019.

Equity Linked Time Deposit

The Company also acquired time deposits in its acquisition of UCFC that have written and purchased option derivatives to facilitate an equity linked time deposit product.  The time deposit provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Bank receives a known stream of funds based on the equity return (a purchase option).  The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statement of financial condition.  At September 30, 2020, the balance of the equity linked time deposits was $7.8 million and the written and purchased options each had a fair value of $56,000.
16.	Other Comprehensive Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2020:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$720	$(150)	$570
Reclassification adjustment for net losses included in net income	(1,466)	308	(1,158)
Total other comprehensive gain	$(746)	$158	$(588)

Nine months ended September 30, 2020
Securities available for sale:
Change in net unrealized gain/loss during the period	$13,338	$(2,800)	$10,538
Reclassification adjustment for net losses included in net income	(1,464)	307	(1,157)
Total other comprehensive gain	$11,874	$(2,493)	$9,381

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2019:
Securities available for sale:
Change in net unrealized gain/loss during the period	$1,192	$(249)	$943
Reclassification adjustment for net gains included in net income	(11)	2	(9)
Total other comprehensive loss	$1,181	$(247)	$934

Nine months ended September 30, 2019
Securities available for sale:
Change in net unrealized gain/loss during the period	$9,084	$(1,908)	$7,176
Reclassification adjustment for net gains included in net income	(11)	2	(9)
Postretirement medical plan	—	82	82
Total other comprehensive loss	$9,073	$(1,824)	$7,249

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2020	$4,839	$(244)	$4,595
Other comprehensive income before reclassifications	10,538	—	10,538
Amounts reclassified from accumulated other comprehensive income	(1,157)	—	(1,157)

Net other comprehensive income during period	9,381	—	9,381

Balance September 30, 2020	$14,220	$(244)	$13,976

Balance January 1, 2019	$(2,057)	$(91)	$(2,148)
Other comprehensive income (loss) before reclassifications	7,176		7,176
Amounts reclassified from accumulated other comprehensive income	(9)	82	73

Net other comprehensive income during period	7,167	82	7,249

Balance September 30, 2019	$5,110	$(9)	$5,101

17.	Business Combinations

The Merger became effective January 31, 2020.  Immediately following the Merger, Home Savings was merged with and into the Bank, with the Bank surviving.  In addition, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged with and into First Insurance. UCFC’s consolidated assets and equity (unaudited) as of January 31, 2020 totaled $2.8 billion and $324.5 million, respectively.  The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.  The fair value estimates included in these financial statements are based on preliminary valuations.

In accordance with ASC 805, the Company expensed approximately $2.1 million and $13.6 million of direct acquisition costs during the three and nine months ended September 30, 2020, respectively. The Company recorded $217.9 million of goodwill and $33.0 million of intangible assets in 2020 as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  The Merger was consistent with the Company’s strategy to enhance and expand its presence in northern Ohio.  The Merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits, which are being amortized over 10 years on an accelerated basis, and customer relationships, which are being amortized over 10 years on a straight-line basis.  For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.  The following table summarizes the fair value of the total consideration transferred as part of the Merger as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

January 31, 2020
(In Thousands)

Cash Consideration	$132
Fair Value of Options Exchanged	$461
Equity - Dollar Value of Issued Shares	526,850
Fair Value of Total Consideration Transferred	527,443

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	52,580
Securities available for sale	262,753
Net loans, including loans held for sale and allowance	2,340,701
FHLB Stock	12,753
Office Properties and Equipment	20,253
Intangible Assets	33,014
Bank Owned Life Insurance	65,934
Mortgage Servicing Rights	9,747
Accrued Interest Receivable and Other Assets	35,943
Deposits - Non-Interest Bearing	(430,921)
Deposits - Interest Bearing	(1,651,669)
Advances from FHLB	(381,000)
Accrued Interest Payable and Other Liabilities	(60,524)
Total Identifiable Net Assets	309,564

Goodwill	$217,879

As a result of the Merger and in accordance with the Merger Agreement, each share of UCFC common stock issued and outstanding immediately prior to the effective time was converted into 0.3715 share of Premier common stock.  No fractional shares of Premier common stock were issued in the Merger, and UCFC’s shareholders became entitled to receive cash in lieu of fractional shares. The Company issued 17,926,174 common shares and paid approximately $132,000 to UCFC shareholders as a result of the Merger.  The fair value of Premier common shares issued as part of the consideration paid for the UCFC common shares was determined based on the closing price of the Company’s common shares on the effective date of the Merger.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2019, after giving effect to certain adjustments.  The unaudited pro forma information for the nine months ended September 30, 2020 and September 30, 2019 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Net interest income	$160,955	$159,818
Provision for credit losses	25,059	2,473
Non-interest income	65,295	52,630
Non-interest expense	115,420	125,091
Income before income taxes	85,771	84,884
Income tax expense	17,515	15,607
Net income	$68,256	$69,277
Diluted earnings per share	$1.82	$1.82

The above pro forma financial information related to 2020 excludes non-recurring merger costs that totaled $17.3 million on a pre-tax basis. The above pro forma financial information excludes the $25.9 million pre-tax provision expense recognized for the nine months ended September 30, 2020, under CECL for acquired non-PCD loans as CECL was not effective as of the assumed transaction date of January 1, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This quarterly report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements may include, but are not limited to, all statements regarding intent, beliefs, expectations, projections, forecasts and plans of Premier Financial Corp. (“Premier” or the “Company”) and its management, and specifically include statements regarding: changes in economic conditions; the nature, extent and timing of governmental actions and reforms; future movements of interest rates; the ability to benefit from a changing interest rate environment; the production levels of mortgage loan generation; the ability to continue to grow loans and deposits; the ability to sustain credit quality ratios at current or improved levels; continued strength in Premier’s market area; the ability to sell real estate owned properties; and the ability to grow in existing and adjacent markets. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to: impacts from the novel coronavirus (“COVID-19”) pandemic on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market related to COVID-19 or responses to the health crisis; the effects of various governmental responses to the COVID-19 pandemic; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty caused by, among other things, political parties, tensions surrounding the current socioeconomic landscape, and the 2020 U.S. Presidential election; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rate levels; legislative and regulatory decisions or capital market conditions; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. One or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurances that the forward-looking statements included in this quarterly report, as well as other publicly available documents, including those incorporated herein by reference, will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Premier or any other persons that our objectives and plans will be achieved. All forward-looking statements made in this quarterly report are based on information presently available to the management of Premier and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

Non-GAAP Financial Measures

In addition to results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), this report includes non-GAAP financial measures. The Company believes these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company. The Company monitors the non-GAAP financial measures and the Company’s management believes they are helpful to investors because they provide an additional tool to use in evaluating the Company’s financial and business trends and operating results. In addition, the Company’s management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analysis and for budgeting and planning purposes. Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and nine month periods ended September 30, 2020 and 2019.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Net interest income (GAAP)	$53,271	$28,892	$153,038	$86,151
Add: FTE adjustment	259	239	767	735
Net interest income on a FTE basis (1)	$53,530	$29,131	$153,805	$86,886

Non-interest income-less securities gains/losses (2)	23,520	11,831	60,549	33,130
Non-interest expense (3)	43,563	23,203	123,856	72,304

Average interest-earning assets (4)	6,211,267	2,979,238	5,787,134	2,923,809

Ratios:
Net interest margin (1) / (4)	3.45%	3.88%	3.54%	3.98%
Efficiency ratio (3) / (1) + (2)	56.54%	56.65%	57.78%	60.25%

Critical Accounting Policies

The Company has established various accounting policies which govern the application of GAAP in the preparation of its financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the 2019 Form 10-K and in Footnote 2 of this report. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the 2019 Form 10-K and in Footnote 2 of this report include the Allowance for Credit Losses, Goodwill, and the Valuation of Mortgage Servicing Rights.

General

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, Premier Bank (the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), Premier Risk Management Inc. (“Premier Risk Management”) and HSB Capital, LLC (HSB Capital”).  Another subsidiary, HSB Insurance, Inc. (“HSB Insurance”), was dissolved during the quarter ended September 30, 2020.

On January 31, 2020, Premier completed its previously announced acquisition of United Community Financial Corp., an Ohio corporation (“UCFC”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 9, 2019, by and between Premier and UCFC. At the effective time of the merger (the “Merger”), UCFC merged with and into Premier, with Premier surviving the Merger.  Simultaneously with the completion of the Merger, Premier converted from a unitary thrift holding company to a bank holding company, making an election to be a financial holding company.

Immediately following the Merger, the Bank acquired UCFC’s wholly-owned bank subsidiary, Home Savings Bank (“Home Savings”).  Immediately prior to the merger of the banks, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers.  The Company acquired two additional subsidiaries in the Merger, HSB Capital and HSB Insurance.

The Bank is an Ohio state-chartered bank headquartered in Youngstown, Ohio. It conducts operations through 78 banking center offices, 12 loan offices and two wealth offices in Ohio, Michigan, Indiana, Pennsylvania and West Virginia.

The Bank provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

HSB Capital was formed as an Ohio limited liability company by UCFC in 2016 for the purpose of providing mezzanine funding for customers of Home Savings. Mezzanine loans are offered by HSB Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

First Insurance is a wholly-owned subsidiary of the Company. First Insurance is an insurance agency that conducts business throughout the Company’s markets.  First Insurance offers property and casualty insurance, life insurance and group health insurance.

Premier Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible, in today’s insurance marketplace.  Premier Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer.

HSB Insurance was formed on June 1, 2017, as a Delaware-based captive insurance company that insured against certain risks that were unique to the operations of UCFC and its subsidiaries.  The Merger and the existence of Premier Risk Management obviated the need for this subsidiary and the subsidiary was dissolved during the quarter ended September 30, 2020, with the remaining funds being returned to Premier, its sole shareholder.

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

Changes in Financial Condition

At September 30, 2020, the Company's total assets amounted to $7.0 billion compared to $3.5 billion at December 31, 2019.  The increase is primarily attributable to the Merger which added $2.8 billion in identified assets as of January 31, 2020 and the increase in commercial loan balances due to participation in the Paycheck Protection Program (“PPP”) that totaled $443.3 million, as of September 30, 2020.

Gross loans receivable, excluding loans held for sale, were $5.5 billion at September 30, 2020, compared to $2.8 billion at December 31, 2019.  The $2.7 billion increase in gross loans receivable was principally due to $2.2 billion in loans acquired in the Merger along with organic growth of approximately $500 million inclusive of the $443.3 million in PPP balances.

Loans held for sale increased from $18.0 million at December 31, 2019, to $208.1 million at September 30, 2020, an increase of $190.1 million.  This increase was primarily due to $124.7 in loans acquired in the Merger, along with organic growth.

Available-for-sale securities increased from $283.4 million at December 31, 2019, to $578.2 million at September 30, 2020, an increase of $294.8 million.  This increase is primarily the result of the acquisition of $262.8 million of available-for-sale securities pursuant to the Merger, an $11.9 million increase in the market value of existing available-for-sale securities, and purchases of additional securities totaling $165.5 million.  This increase was largely offset by runoff, sales and amortization of $145.4 million during the period.

The Company held equity securities in the amount of $1.0 million at September 30, 2020, compared to no such securities at December 31, 2019.  This portfolio consisted of one equity security at the end of the third quarter of 2020.

Deposits increased $2.9 billion from $2.9 billion at December 31, 2019, to $5.8 billion as of September 30, 2020.  The increase was mainly due to the deposits acquired in the Merger which added $430.9 million of non-interest deposits and $1.7 billion of interest-bearing deposits. The Company also had organic deposit growth of approximately $800.0 million.  The organic increase in deposit balances is primarily being driven by businesses depositing the proceeds of their PPP loans, as well as increasing customer deposits.

Advances from the Federal Home Loan Bank (“FHLB”) decreased to $30.0 million as of September 30, 2020, from $85.1 million at December 31, 2019.  The Company acquired $381.0 million of FHLB advance in the Merger but has paid the balance down during the course of 2020 with the growth in deposits.  During the third quarter of 2020, the Company paid off $35.0 million of fixed rate term advances and incurred a penalty of approximately $1.4 million.

Stockholders’ equity increased $532.9 million from $426.2 million at December 31, 2019, to $959.0 million at September 30, 2020. The increase in stockholders’ equity was primarily the result of the Merger, net income of $32.2 million, and an increase of $9.4 million in other comprehensive gain. This increase was partially offset by both the repurchase of 430,000 shares of common stock of the Company totaling $10.1 million and the payment of common stock dividends in the amount of $24.7 million.

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

	Three Months Ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$5,555,621	$57,158	4.12%	$2,624,314	$33,306	5.04%
Securities (3)	552,458	3,083	2.23%	293,876	2,169	2.99
Interest bearing deposits	65,551	82	0.50%	55,393	312	2.23
FHLB stock	37,637	95	1.01%	11,915	135	4.50
Total interest-earning assets	6,211,267	60,418	3.89%	2,985,498	35,922	4.78
Non-interest-earning assets	724,516			317,515
Total assets	$6,935,783			$3,303,013

Interest-bearing liabilities:
Deposits	$4,285,287	$6,555	0.61%	$2,129,306	$6,029	1.12%
FHLB advances and other	120,417	168	0.56%	85,339	431	2.00
Subordinated debentures	36,613	158	1.73%	36,083	329	3.62
Securities sold under repurchase agreements	6,616	7	0.42%	3,025	2	0.26
Total interest-bearing liabilities	4,448,933	6,888	0.62%	2,253,753	6,791	1.20
Non-interest bearing deposits	1,452,719	—	—	589,326	—
Total including non-interest bearing demand deposits	5,901,652	6,888	0.47%	2,843,079	6,791	0.95
Other non-interest-bearing liabilities	106,625			48,893
Total liabilities	6,008,277			2,891,972
Stockholders’ equity	927,506			411,041
Total liabilities and stock-Holders’ equity	$6,935,783			$3,303,013
Net interest income; interest rate spread		$53,530	3.27%		$29,131	3.58%
Net interest margin (4)			3.45%			3.88%
Average interest-earning assets to average interest-bearing liabilities			140%			132%

(1)

Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)	Annualized
(3)	Securities yield is annualized interest income divided by the average balance of securities, excluding average unrealized gains/losses.
(4)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Nine Months Ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$5,095,167	$167,463	4.38%	$2,567,646	$97,227	5.06%
Securities (3)	514,979	9,183	2.38%	296,312	6,961	3.14
Interest bearing deposits	131,384	391	0.40%	47,360	857	2.42
FHLB stock	45,604	861	2.52%	12,491	533	5.71
Total interest-earning assets	5,787,134	177,898	4.10%	2,923,809	105,578	4.83
Non-interest-earning assets	650,752			312,865
Total assets	$6,437,886			$3,236,674

Interest-bearing liabilities:
Deposits	$3,929,881	$21,761	0.74%	$2,094,693	$16,615	1.06%
FHLB advances	249,889	1,690	0.90%	68,920	1,011	1.96
Subordinated debentures	36,261	610	2.24%	36,083	1,043	3.86
Securities sold under repurchase agreements	8,077	32	0.53%	4,355	23	0.71
Total interest-bearing liabilities	4,224,108	24,093	0.76%	2,204,051	18,692	1.13
Non-interest bearing deposits	1,233,071	—	—	584,923	—
Total including non-interest bearing demand deposits	5,457,179	24,093	0.59%	2,788,974	18,692	0.90
Other non-interest-bearing liabilities	98,775			46,103
Total liabilities	5,555,954			2,835,077
Stockholders' equity	881,932			401,597
Total liabilities and stock-holders' equity	$6,437,886			$3,236,674
Net interest income; interest rate spread		$153,805	3.34%		$86,886	3.70%
Net interest margin (4)			3.54%			3.98%
Average interest-earning assets to average interest-bearing liabilities			137%			133%
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

Results of Operations

Three months ended September 30, 2020 and 2019

For the three months ended September 30, 2020, the Company reported net income of $25.7 million compared to $13.2 million for the quarter ended September 30, 2019. On a per share basis, basic and diluted earnings per common share were $0.69 for the three months ended September 30, 2020 and basic and diluted earnings per common share were $0.67 and $0.66, respectively for the three months ended September 30, 2019.  The year-to-year results were greatly impacted by the Merger.  The results for the third quarter of 2020 also included $3.7 million of acquisition-related charges, which had an after-tax cost of $2.9 million.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $53.3 million for the quarter ended September 30, 2020, up from $28.9 million for the same period in 2019. The tax-equivalent net interest margin was 3.45% for the quarter ended September 30, 2020, a decrease from 3.88% for the same period in 2019. The decrease in margin between the 2020 and 2019 quarters was primarily due to a decrease in the yield on earning assets brought about by a decline in interest rates in the latter half of 2019 and through the first quarter of 2020.  The Merger also played a role in the decline in net interest margin.  The yield on interest-earning assets was 3.89% for the quarter ended September 30, 2020, down 89 basis points from 4.78% for the same period in 2019.  The cost of interest-bearing liabilities between the two periods declined 58 basis points to 0.62% in the third quarter of 2020 from 1.20% in the third quarter of 2019.

Interest income increased $24.5 million to $60.2 million for the quarter ended September 30, 2020, from $35.7 million for the quarter ended September 30, 2019.  This increase is due to continued solid loan growth, primarily related to growth in PPP loan balances, and the Merger, which resulted in average earning asset growth of $3.2 billion year-over-year.  Income from loans increased to $57.1 million for the quarter ended September 30, 2020, compared to $33.3 million for the same period in 2019 due to average loan growth of $2.9 billion.  The decrease in the loan portfolio yield to 4.12% for the three months ended September 30, 2020, from 5.04% for the same period in 2019, was due mainly to declining rates and the Merger.  Interest income from investments increased $896,000 in the third quarter of 2020 to $2.8 million compared to $1.9 million in the same period in 2019. The yield decreased 76 basis points to 2.23% for the three months ended September 30, 2020, compared to 2.99% for the same period in 2019.  Income from interest bearing deposits decreased to $82,000 in the third quarter of 2020 compared to $312,000 for the same period in 2019, while income from FHLB stock decreased to $95,000 in the third quarter of 2020 from $135,000 for the same period in 2019.

Interest expense increased $97,000 to $6.9 million in the third quarter of 2020 compared to $6.8 million for the same period in 2019.  This increase was due to growth in deposits along with the Merger. Interest expense related to interest-bearing deposits was $6.6 million in the third quarter of 2020 compared to $6.0 million for the same period in 2019. Interest expense recognized by the Company related to FHLB advances was $168,000 in the third quarter of 2020 compared to $431,000 for the same period in 2019. Expenses on subordinated debentures and notes payable were $158,000 and $7,000 respectively in the third quarter of 2020 compared to $329,000 and $2,000 respectively for the same period in 2019.

Allowance for Credit Losses (“ACL”)

The Company adopted ASU 2016-13, the Current Expected Credit Loss (“CECL”) model on January 1, 2020.  Under CECL, a valuation reserve was established in the ACL and maintained through expense in the provision for credit losses.  Upon adoption of CECL, the Company made a one-time adjustment, net of taxes, to retained earnings for $1.9 million.  The ACL represents management’s assessment of the estimated credit losses the Company will receive over the life of the loan. ACL requires a projection of credit losses over the contract lifetime of the credit adjusted for prepayment tendencies.  Management analyzes the adequacy of the ACL regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The ACL is a material estimate that is susceptible to significant fluctuation and is established through a provision for credit losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. The Company’s goal is to have 50% or greater of the portfolio reviewed annually.  Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the ACL associated with these types of loans.

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual impaired credits.  In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors.  If the loan is impaired and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows.  If the loan is impaired and collateral dependent, then any shortfall is usually charged off.  The Company also considers the impacts of any SBA or Farm Service Agency guarantees. The specific reserve portion of the ACL was $3,401,000 at September 30, 2020, and $422,000 at December 31, 2019.

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

Discounted cash flows (“DCF”) was selected as the appropriate method for loan segments with longer average lives and regular payment structures.  This method is applied to a majority of the Company’s real estate loans.  DCF generates cash flow projections at the instrument level where payment expectations are adjusted for prepayment and curtailment to produce an expected cash flow stream.  This expected cash flow stream is compared to the net present value of expected cash flows to establish a valuation account for these loans.

The probability of default/loss given default methodology was selected as most appropriate for loan segments with average lives of three years or less and/or irregular payment structures.  This methodology was used for home equity and commercial portfolios.  A loan is considered to default if one of the following is detected:

•	Becomes 90 days or more past due;
•	Is placed on nonaccrual;
•	Is marked as a troubled debt restructuring (“TDR”); or
•	Is partially or wholly charged-off.

The default rate is measured on the current life of the loan segment using a weighted average of the four most recent quarters.  PD/LGD is determined on a dollar-ratio basis, measuring the ratio of net charged off principal to defaulted principal.

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

The quantitative general allowance increased to $37.3 million at September 30, 2020, up from $6.6 million at December 31, 2019.

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

The qualitative analysis indicated a general reserve of $48.2 million at September 30, 2020, compared to $24.2 million at December 31, 2019.  The increase was mainly due to the Merger, which increased the pool of loans to which the qualitative reserves are applied, as well as changes in the economy.  Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all loan segments increased in the first nine months of 2020, primarily due to a recession in the national economy, an increase in local unemployment levels and uncertainty in global economic conditions.

The environmental factors for all loan segments have decreased in the first nine months of 2020, mainly due to decreases in credit concentrations and strengthened credit function.

The risk factors for all loan segments have decreased in the first nine months of 2020 primarily due to the tightening of lending standards.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.88% for construction loans to 2.62% for other commercial real estate loans at September 30, 2020.

Under CECL, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”).  PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded.  In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date.  These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement.  On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, a recorded adjustment on yield of $4.1 million and an increase to the ACL of $7.7 million.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs in the quarter, the Company’s provision for credit losses for the three and nine months ended September 30, 2020 was $3.7 million and $49.3 million, which included $25.9 million attributable to the acquisition in the first quarter.  This is compared to $1.3 million and $1.8 million for the three and nine months ended September 30, 2019. The ACL was $88.9 million at September 30, 2020, and $31.2 million at December 31, 2019. The ACL represented 1.63% of loans, net of undisbursed loan funds and deferred fees and costs, or 1.77% excluding PPP loans at September 30, 2020, and 1.12% at December 31, 2019.  In management’s opinion, the overall ACL of $88.9 million as of September 30, 2020, is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the nine month period ended September 30, 2020, there were no write-downs of real estate held for sale. Management believes that the values recorded at September 30, 2020, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $78.8 million at September 30, 2020, compared to $34.6 million at December 31, 2019, an increase of $44.2 million primarily due to the acquisition of Home Savings.

The Company’s ratio of ACL to non-performing loans was 183.9% at September 30, 2020, compared with 232.1% at December 31, 2019. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at September 30, 2020, were appropriate.  Of the $48.4 million in non-accrual loans at September 30, 2020, $23.7 million or 49.1% are less than 90 days past due.

At September 30, 2020, the Company had total non-performing assets of $48.9 million, compared to $13.6 million at December 31, 2019. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale.  Non-performing assets at September 30, 2020, and December 31, 2019, by category were as follows:

	September 30,	December 31,
	2020	2019
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$8,622	$2,411
Non-residential and multi-family residential real estate	12,336	7,609
Commercial	363	2,961
Construction	749	—
Home equity and improvement	1,704	449
Consumer finance	857	7
PCD	23,729	—
Total non-performing loans	48,360	13,437

Real estate owned	521	100
Total repossessed assets	521	100

Total Nonperforming assets	$48,881	$13,537
TDR loans, accruing		$8,486

Total nonperforming assets as a percentage of total assets	0.70%	0.39%
Total nonperforming assets as a percentage of total loans plus REO*	0.89%	0.49%
ACL as a percent of total nonperforming assets	181.91%	230.80%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans acquired in the Merger account for 49.1% of non-performing loans.  Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 0.06% of the total loans in that category at September 30, 2020, compared to 0.51% for the same category at December 31, 2019. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.54% of the total loans in this category at September 30, 2020, compared to 0.51% at December 31, 2019.  Non-performing loans in the residential loan category represented 0.73% of the total loans in that category at September 30, 2020, compared to 0.74% for the same category at December 31, 2019.

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

The following table details net charge-offs and nonaccrual loans by loan type.

	For the Nine Months Ended September 30, 2020		As of September 30, 2020
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$34	2.01%	$8,622	17.83%
Multi-Family residential and Commercial real estate	(1,045)	(61.83)%	12,336	25.51%
Construction	1	0.06%	363	0.75%
Commercial	(1,469)	(86.92)%	749	1.55%
Home equity and improvement	(79)	(4.67)%	1,704	3.52%
Consumer Finance	74	4.38%	857	1.77%
PCD	4,174	246.98%	23,729	49.07%
Total	$1,690	100.00%	$48,360	100.00%

	For the Nine Months Ended September 30, 2019		As of September 30, 2019
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$81	(82.65)%	$3,009	20.50%
Construction		0.00%	—	0.00%
Commercial real estate	(435)	443.88%	8,213	55.96%
Commercial	89	(90.82)%	2,969	20.23%
Home equity and improvement	(52)	53.06%	486	3.31%
Consumer	219	(223.47)%	—	(—)%
Total	$(98)	100.00%	$14,677	100.00%

	For the Quarter Ended
	3rd 2020	2nd 2020	1st 2020	4th 2019	3rd 2019
	(In Thousands)
Allowance at beginning of period	$88,555	$85,859	$31,243	$30,250	$28,934
Impact of ASC 326 adoption	—	—	2,354	—	—
Acquisition related allowance for credit losses (PCD)	—	—	7,698	—	—
Provision for credit losses	3,658	1,868	43,786	1,084	1,327
Charge-offs:
Residential	—	73	184	258	74
Commercial real estate	4,172	49	16	133	—
Construction	—	1	—	—	—
Commercial	—	37	96	303	25
Home equity and improvement	12	79	30	136	12
Consumer finance	35	56	108	34	80
Total charge-offs	4,219	295	434	864	191
Recoveries	923	1,123	1,212	773	180
Net charge-offs	3,296	(828)	(778)	91	11
Ending allowance	$88,917	$88,555	$85,859	$31,243	$30,250

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$18,168	20.68%	$23,783	21.58%	$23,324	23.78%	$2,867	11.30%	$2,938	11.94%
Construction	2,489	10.04%	1,137	8.97%	884	9.79%	996	10.60%	1,103	11.13%
Commercial real estate	48,575	40.31%	44,057	39.87%	42,515	41.32%	16,302	52.40%	16,195	51.70%
Commercial	13,244	21.88%	11,839	21.90%	11,901	16.86%	9,003	20.10%	7,888	19.43%
Home equity and improvement	4,393	4.86%	3,523	5.11%	3,954	5.66%	1,700	4.30%	1,752	4.48%
Consumer	2,048	2.23%	4,216	2.57%	3,281	2.59%	375	1.30%	374	1.32%
	$88,917	100.00%	$88,555	100.00%	$85,859	100.00%	$31,243	100.00%	$30,250	100.00%

Key Asset Quality Ratio Trends

	3rd Qtr 2020	2nd Qtr 2020	1st Qtr 2020	4th Qtr 2019	3rd Qtr 2019
Allowance for credit losses / loans*	1.63%	1.62%	1.68%	1.12%	1.13%
Allowance for credit losses / non-performing assets	181.90%	221.70%	259.07%	230.42%	206.10%
Allowance for credit losses / non-performing loans	183.90%	224.36%	263.43%	232.13%	206.10%
Non-performing assets / loans plus OREO*	0.89%	0.73%	0.65%	0.49%	0.55%
Non-performing assets / total assets	0.70%	0.57%	0.51%	0.39%	0.44%
Net charge-offs / average loans (annualized)	0.24%	(0.06)%	(0.07)%	0.01%	0.00%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $13.2 million in the third quarter of 2020 to $25.0 million from $11.8 million for the same period in 2019.

Service Fees. Service fees and other charges increased by $800,000 from $4.0 million for the three months ended September 30, 2019, to $4.8 million for the same period in 2020. This increase is due primarily to the Merger.

Mortgage Banking Activity. Mortgage banking income increased to $12.0 million in the third quarter of 2020 from $2.8 million in the third quarter of 2019. Gains from the sale of mortgage loans increased to $13.8 million in the third quarter of 2020 from $2.6 million in the third quarter of 2019.  This increase was primarily due to the Merger, an increase in the saleable volume of such mortgage loans due to the fall in interest rates during such period and an increase in refinance and purchase activity.  Mortgage loan servicing revenue increased to $1.9 million in the third quarter of 2020 from $960,000 in the third quarter of 2019.  Amortization of mortgage servicing rights increased to $2.0 million in the third quarter of 2020 from $579,000 in the third quarter of 2019.  The Company had a negative change in the valuation adjustment in mortgage servicing assets of $1.7 million in the third quarter of 2020 compared with a negative adjustment of $155,000 in the third quarter of 2019.  The year-over-year change is primarily due to the significant decline in rates with the 10-year treasury having declined dramatically in the last twelve months.

Gain on Sale of Available-for-Sale Securities.  Available-for-sale securities were sold during the third quarter of 2020 resulting in a gain of $1.5 million compared to a gain of $11,000 for the same period in 2019.  The Company sold the securities to help offset the losses incurred on the prepayment of fixed rate FHLB advances.

Insurance Commissions.  Insurance commissions increased from $3.3 million in the third quarter of 2019 to $3.7 million in the third quarter of 2020.  This increase was primarily a result of the Merger.

Wealth Management Income.  Income from wealth management was $1.5 million for the third quarter of 2020 compared to $705,000 in the third quarter of 2019.  This increase was primarily a result of the Merger.

Bank-Owned Life Insurance.  Despite receipt of $325,000 in death benefits in the third quarter of 2019 compared to no such benefits received for the same period in 2020, income from bank owned life insurance  (“BOLI”) increased from $783,000 in the third quarter of 2019 to $838,000 for the same period in 2020.  This increase was primarily a result of the Merger.

Other Non-Interest Income.  Other non-interest income increased to $632,000 in the third quarter of 2020 from $126,000 in the same period in 2019 due mainly to the Merger.

Non-Interest Expense.

Non-interest expense increased $20.3 million to $43.6 million for the third quarter of 2020 compared to $23.3 million for the same period in 2019.  The increase is mainly attributable to the Merger, which involved acquisition-related charges of $3.7 million in the third quarter of 2020.

Compensation and Benefits. Compensation and benefits increased to $20.2 million in the third quarter of 2020, compared to $14.1 million in the third quarter of 2019. The increase in compensation and benefits from 2019 is mainly due to the Merger but was slightly offset by increased contra salary expense from greater loan origination volume.

Occupancy.  Occupancy expense increased to $4.0 million in the third quarter of 2020 compared to $2.2 million in the third quarter of 2019.  This increase was due to the Merger.

FDIC Insurance Premium.  The premiums on FDIC insurance increased to $1.5 million for the three months ended September 30, 2020 compared to a credit of $255,000 for the third quarter of 2019.  The increase was due to the receipt of small bank assessment credits received in 2019 that weren’t received in 2020 along with the increased asset size of the Company due to the Merger.

Financial Institutions Tax.   The Company’s financial institutions tax increased to $1.1 million in the third quarter of 2020 from $555,000 for the third quarter of 2019. The increase is primarily due to the Merger.

Data Processing.   Data processing costs were $4.3 million in the third quarter of 2020, an increase of $2.6 million from $1.7 million in the third quarter of 2019. This is primarily due to the Merger.

Amortization of Intangibles.   Expense from the amortization of intangibles increased to $1.7 million in the third quarter of 2020 from $264,000 in the third quarter of 2019 due to the Merger.

Other Non-Interest Expenses. Other non-interest expenses increased $2.9 million to $7.1 million for the three months ended September 30, 2020 from $4.2 million for the same period in 2019.  The increase was primarily due to the Merger, along with $1.4 million in prepayment penalties incurred on the early retirement of fixed rate FHLB advances.

Nine Months Ended September 30, 2020 and 2019

On a consolidated basis, the Company’s net income for the nine months ended September 30, 2020 was $32.2 million compared to income of $36.9 million for the same period in 2019. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2020, were both $0.91, compared to basic and diluted earnings per common share of $1.86 and $1.85, respectively, for the same period in 2019.

Net Interest Income.

Net interest income was $153.0 million for the first nine months of 2020 compared with $86.2 million in the first nine months of 2019. Average interest-earning assets increased to $5.8 billion in the first nine months of 2020 compared to $2.9 billion in the first nine months of 2019.  This increase was primarily due to the Merger as well as organic loan growth.

For the nine month period ended September 30, 2020, total interest income was $177.1 million compared to $104.8 million for the same period in 2019. Interest expense increased by $5.4 million to $24.1 million for the nine months ended September 30, 2020, compared to $18.7 million for the same period in 2019.

Net interest margin for the first nine months of 2020 was 3.54%, down 44 basis points from the 3.98% margin reported in the nine month period ended September 30, 2019.  The decline in net interest margin was primarily due to the fall in interest rates year over year, along with the Merger.

Provision for Loan Losses.

The provision for credit losses on loans and unfunded commitments was $51.0 million for the nine months ended September 30, 2020, compared to $1.8 million for the nine months ended September 30, 2019. The increase was primarily due to the Merger, which added $25.9 million to provision and additional provision for the anticipated effects of COVID-19.  Net charge-offs for the first nine months of 2020 were $1.7 million compared to net recoveries of $98,000 for the same period in 2019.

Non-Interest Income

Total non-interest income increased $28.9 million to $62.0 million for the nine months ended September 30, 2020, up from $33.1 million recognized for the same period in 2019.  This increase was due primarily to the Merger along with increased mortgage banking activity due to the fall in long term interest rates.

Service Fees. Service fees and other charges increased $5.3 million from $10.3 million in the first nine months of 2019 to $15.6 million for the first nine months of 2020, primarily due to the Merger.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $16.0 million to $22.8 million for the nine months ended September 30, 2020, up from $6.8 million for the same period in 2019. Gains realized from the sale of mortgage loans increased $24.5 million to $30.2 million for the first nine months of 2020, up from $5.7 million for the same period in 2019.  The Merger along with increased saleable volumes of mortgage loans due to the drop in interest rates during such period were the primary drivers of this growth. Mortgage loan servicing revenue increased to $5.4 million in the first nine months of 2020, up from $2.8 million for the first nine months of 2019. This increase was primarily due to the Merger.  The amortization of mortgage servicing rights increased from an expense of $1.3 million for the first nine months of 2019 to an expense of $5.3 million for the first nine months of 2020.   This increase was primarily due to the Merger and the fall in interest rates during such period, which has caused prepayment speeds to spike.  The Company recorded a negative valuation adjustment of $7.5 million in the first nine months of 2020, compared to a negative adjustment of $458,000 in the first nine months of 2019.  This increase was mainly due to the dramatic fall in interest rates and the subsequent increase in prepayment speeds.

Gain on Sale of Available for Sale Securities.  Gains on the sale of available for sale securities totaled $1.5 million for the nine months ended September 30, 2020 compared to $11,000 during the same period in 2019.  The Company sold securities in 2020 to help offset the losses incurred on the prepayment of fixed rate FHLB advances.

Insurance Commission Income. Income from the sale of insurance and investment products was $12.9 million in the first nine months of 2020, an increase of $1.9 million from $11.0 million in the first nine months of 2019.  This increase was primarily attributable to the acquisition of HSB Insurance, LLC and United American Financial Services, Inc., UCFC subsidiaries, in conjunction with the Merger.

Wealth Management Income. Income in this category was $4.4 million in the first nine months of 2020, compared to $2.1 million in the first nine months of 2019.  The increase was primarily attributable to the Merger.

Income from Bank Owned Life Insurance. Income from BOLI increased to $2.5 million in the first nine months of 2020, compared to $1.7 million in the first nine months of 2019.  The increase was primarily attributable to the Merger.  In addition, the first nine months of 2019 included $418,000 in death benefits.

Other Non-Interest Income. Other non-interest income for the first nine months of 2020 was $2.2 million, up from $1.0 million in the first nine months of 2019, primarily due to the Merger.

Non-Interest Expense

Non-interest expense was $123.9 million for the first nine months of 2020, up from $72.4 million for the same period in 2019.  Merger expenses of $17.3 million in 2020 along with an increased expense base due to the Merger are the primary factors for the increase.

Compensation and Benefits. Compensation and benefits increased to $57.3 million for the nine months ended September 30, 2020, compared to $42.5 million for the same period in 2019. The increase is mainly related to the Merger along with merit increases, which were offset by a higher level of deferred salary expense related to the increased level of mortgage originations.

Occupancy. Occupancy expense increased by $5.1 million to $11.8 million for the nine months ended September 30, 2020, compared to the same period in 2019. This can be primarily attributed to the acquisition of 47 new offices as a result of the Merger.

FDIC Insurance Premium.  The premiums on FDIC insurance increased to $2.4 million for the nine months ended September 30, 2020 compared to $276,000 for the same period in 2019.  The increase was due to the receipt of small bank assessment credits received in 2019 that weren’t received in 2020 along with the increased asset size of the Company due to the Merger.

Financial Institutions Tax.   The expense increased to $3.1 million for the nine months ending September 30, 2020 compared to $1.7 million in 2019.  The increase is primarily due to the Merger.

 Data Processing. Data processing costs were $11.1 million in the first nine months of 2020, up from $6.3 million for the first nine months of 2019.  An increase in accounts related to the Merger was the primary reason for this increase.

Amortization of Intangibles. Intangible amortization increased by $3.9 million to $4.8 million in the nine months ended September 30, 2020, compared to the same period in 2019.  This increase was primarily due to the increased level of core deposit intangibles associated with the Merger.

Acquisition Related Charges. The Company recorded $17.3 million in acquisition related charges during the first nine months of 2020 compared to $540,000 in 2019.

Other Non-Interest Expenses. Other non-interest expenses increased $2.6 million to $16.0 million for the first nine months of 2020 up from $13.5 million for the same period in 2019.

Liquidity

As a regulated financial institution, the Company is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.  The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal source of funds for the Company are deposits, loan repayments, maturities of securities, borrowings from financial institutions and other funds provided by operations.  The Bank also has the ability to borrow from the FHLB.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by the Company and the Bank are based upon management’s assessment of (i) the need for funds, (ii) expected deposit flows, (iii) yields available on short-term liquid assets, and (iv) objectives of the asset and liability management program.

The Bank’s Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring liquidity guidelines, policies and procedures.  ALCO uses a variety of methods to monitor the liquidity position of the Bank including liquidity analyses that measure potential sources and uses of funds over future periods out to one year.  ALCO also performs contingency funding analyses to determine the Bank’s ability to meet potential liquidity needs under stress scenarios that cover varying time horizons ranging from immediate to longer term.

At September 30, 2020, the Bank had on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $1.7 billion.

Liquidity risk arises from the possibility that the Company may not be able to meet its financial obligations and operating cash needs or may become overly reliant upon external funding sources.  In order to manage this risk, the Company’s Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements.  This policy designates ALCO as the body responsible for meeting these objectives.  ALCO reviews liquidity on a monthly basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Capital Resources

Capital is managed at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity and operational risks inherent in the business, as well as flexibility needed for future growth and new business opportunities.

In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as “Basel III”).  Under the final rules, which began for the Company and the Bank on January 1, 2016, and were subject to a phase-in period through January 1, 2019, minimum requirements increased for both quantity and quality of capital held by the Company and the Bank.  The rules included a new minimum common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer that began at 0.625% of risk-weighted assets during 2016 and increased each year until fully phased-in during 2019 at 2.50%, effectively resulting in a minimum CET1 ratio of 7.0%.  Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%.  Basel III also made changes to risk weights for certain assets and off-balance sheet exposures.

In the first quarter of 2020, the federal banking agencies approved the final rules implementing CECL.  Under the final rules the Company had the ability to phase in the effects of the adoption of CECL, which it chose not to do.  The full effect of the adoption of CECL was absorbed in the Company’s September 30, 2020 capital calculations.

The Company met each of the well-capitalized ratio guidelines at September 30, 2020. The following table indicates the capital ratios for the Company (consolidated) and the Bank at September 30, 2020, and December 31, 2019. (In Thousands):

	September 30, 2020
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$599,934	10.56%	$255,605	4.5%	N/A	N/A
Premier Bank	$597,354	10.54%	$255,095	4.5%	$368,470	6.5%

Tier 1 Capital (1)
Consolidated	$634,934	9.67%	$277,023	4.0%	N/A	N/A
Premier Bank	$597,354	9.09%	$262,862	4.0%	$328,578	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$634,934	11.18%	$340,807	6.0%	N/A	N/A
Premier Bank	$597,354	10.54%	$340,126	6.0%	$453,502	8.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$756,184	13.31%	$454,409	8.0%	N/A	N/A
Premier Bank	$668,460	11.79%	$453,502	8.0%	$566,877	10.0%

(1)	Excludes capital conservation buffer of 2.50%.

	December 31, 2019
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets) (2)
Consolidated	$322,813	10.60%	$137,001	4.5%	N/A	N/A
Premier Bank	$335,251	11.03%	$136,752	4.5%	$197,531	6.5%

Tier 1 Capital (2)
Consolidated	$357,813	10.78%	$132,805	4.0%	N/A	N/A
Premier Bank	$335,251	10.13%	$132,435	4.0%	$165,544	5.0%

Tier 1 Capital (to Risk Weighted Assets) (2)
Consolidated	$357,813	11.75%	$182,667	6.0%	N/A	N/A
Premier Bank	$335,251	11.03%	$182,336	6.0%	$243,114	8.0%

Total Capital (to Risk Weighted Assets) (2)
Consolidated	$389,056	12.78%	$243,556	8.0%	N/A	N/A
Premier Bank	$366,494	12.06%	$243,114	8.0%	$303,893	10.0%

(1)	Excludes capital conservation buffer of 2.50% as of December 31, 2019.
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

The table below presents, for the twelve months subsequent to September 30, 2020 and December 31, 2019, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  Based on our net interest income simulation as of September 30, 2020, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2020, remained relatively stable for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2019.

Net Interest Income Sensitivity Profile

	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2020		December 31, 2019
Immediate Change in Interest Rates
+200	$12,566	5.96%	$4,477	3.80%
+100	6,932	3.29%	2,487	2.11%
-100	(3,941)	-1.87%	(5,335)	-4.53%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted.  Conversely, if the yield curve should steepen, net interest income may increase.

The results of all the simulation scenarios are within the Company’s Board of Directors’ mandated guidelines as of September 30, 2020.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The results of this analysis are reflected in the following tables for the quarter ended September 30, 2020, and the year ended December 31, 2019.

	September 30, 2020
	Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$1,206,959	$127,808	11.84%
+ 300 bp	1,199,623	120,472	11.16%
+ 200 bp	1,171,874	92,723	8.59%
+ 100 bp	1,136,547	57,396	5.32%
0 bp	1,079,151	—	—

	December 31, 2019
	Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$769,381	$107,066	16.17%
+ 300 bp	753,286	90,971	13.74%
+ 200 bp	729,852	67,537	10.20%
+ 100 bp	701,004	38,689	5.84%
0 bp	662,315	—	—
- 100 bp	601,361	(60,954)	(9.20)%

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, including this report, is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the SEC, including those disclosure controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed or operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company is continually monitoring and assessing the impact, if any, that COVID-19 could have on the design and operating effectiveness of its internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended September 30, 2020.

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, June 30, 2020				570,000
July 1 - July 31, 2020	—	$—	—	570,000
August 1 - August 31, 2020	—	—	—	570,000
September 1 - September 30, 2020	—	—	—	570,000
Total	—	—	—	570,000

(1)

On May 23, 2019, the Company announced that its Board of Directors authorized a program for the repurchase of up to 500,000 shares of its outstanding common stock.  On February 18, 2020, the Company announced that its Board of Directors increased the number of shares authorized to be repurchased under the program by an additional 500,000 shares.  There is no expiration date for the repurchase program.

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

Exhibit 3.1	Second Amended and Restated Articles of Incorporation of Premier Financial Corp. (incorporated herein by reference to Exhibit 3.2 in Registrant’s Form 8-K filed June 22, 2020 (File No. 000-26850))

Exhibit 3.2	Second Amended and Restated Code of Regulations of Premier Financial Corp. (reflecting all amendments) (incorporated by reference to Exhibit 3.3 in Registrant’s Form 8-K filed June 22, 2020)

Exhibit 4.1

Indenture, dated September 30, 2020, between Premier Financial Corp. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 in Registrant’s Form 8-K filed September 30, 2020 (File No. 000-26860))

Exhibit 4.2

First Supplemental Indenture, dated September 30, 2020, between Premier Financial Corp. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 in Registrant’s Form 8-K filed September 30, 2020 (File No. 000-26860))

Exhibit 10.1

Purchase Agreement, among Premier Financial Corp., Premier Bank and Piper Sandler & Co., dated September 25, 2020 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 30, 2020 (File No. 000-26860))

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

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at September 30, 2020 and December 31, 2019; (ii) Unaudited Consolidated Condensed Statements of Income for the Three and nine months ended September 30, 2020 and 2019; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three  Months ended September 30, 2020 and 2019; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Nine months ended September 30, 2020 and 2019; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Nine months ended September 30, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

PREMIER FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: November 6, 2020	By:	/s/ Donald P. Hileman
Donald P. Hileman
Chief Executive Officer

Date: November 6, 2020	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer