Form 10-K
period 2020-12-31
PREMIER FINANCIAL CORP
filed 2021-03-12
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26850

PREMIER FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

OHIO	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (419) 782-5015

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	PFC	The NASDAQ Stock Market
(Title of Class)	(Trading Symbol)	(Name of each exchange on which registered)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of June 30, 2020, was approximately $648.8 million.

As of March 4, 2021, there were issued and outstanding 37,273,303 shares of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of the registrant’s shareholders.

Premier Financial Corp.

Annual Report on Form 10-K

PART I

Item 1. Business

Premier Financial Corp. (“Premier” or the “Company”) is a financial holding company that, through its subsidiaries, Premier Bank (the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”),  First Defiance Risk Management Inc. (“First Defiance Risk Management”) and HSB Capital, LLC (HSB Capital”) (collectively, “the Subsidiaries”), focuses on traditional banking and property, casualty, life and group health insurance products. Another subsidiary, HSB Insurance, Inc. (“HSB Insurance”), was dissolved during the quarter ended September 30, 2020.

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

The Company’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth organically and through acquisitions of financial institutions, branches and financial services businesses. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market area presence or have the potential for improved profitability through financial management, economies of scale and/or expanded services. The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of premiums over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in any future transaction.

On June 22, 2018, the Company announced a stock split in the form of a share distribution of two common shares for each outstanding common share.  The stock split was distributed on July 12, 2018, to shareholders of record as of July 2, 2018.  All share and per share data in this Form 10-K have been adjusted and are reflective of the stock split.

Premier’s website, www.yourpremierfincorp.com, contains a hyperlink under the Investor Relations section to EDGAR, where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after Premier has filed the report with the U. S. Securities and Exchange Commission (“SEC”).

The Company’s principal executive offices are located at 601 Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

The Subsidiaries

The Company’s core business operations are conducted through its subsidiaries:

Premier Bank:  The Bank was a federally chartered stock savings bank headquartered in Defiance, Ohio until the effective time of the Merger. At the effective time of the Merger, the Bank converted to an Ohio state-chartered bank headquartered in Youngstown, Ohio.  The Bank conductes operations through 78 full-service banking center offices, 12 loan offices and two wealth offices in Ashland, Belmont, Colmbiana, Cuyahoga, Defiance, Erie, Franklin, Fulton, Geauga, Hancock, Henry, Huron, Lake, Lucas, Mahoning, Marion, Ottawa, Paulding, Portage, Putnam, Richland, Seneca, Stark, Summit, Trumbull, Warren, Williams, Wood, and Wyandot counties in Ohio, Allegheny and Beaver Counties in Pennsylvania, Allen County in northeast Indiana, Mongolia County in West Virginia, Lenawee County in southeast Michigan and Ann Arbor, Michigan.

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

First Insurance Group of the Midwest:  First Insurance is a wholly-owned subsidiary of Premier that conducts business throughout Premiers’s markets. First Insurance offers property and casualty insurance, life insurance and group health insurance.

First Defiance Risk Management: First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company that was formed to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.  First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer.

HSB Capital: HSB Capital provides mezzanine funding for customers of the Bank. Mezzanine loans are offered by HSB Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the borrowing businesses.

HSB Insurance: HSB Insurance was a captive insurance company that insured against certain risks that were unique to the operations of UCFC and its subsidiaries.  The Merger and the existence of Premier Risk Management obviated the need for this subsidiary and the subsidiary was dissolved during the quarter ended September 30, 2020, with the remaining funds being returned to Premier, its sole shareholder.

Business Strategy

Premier’s primary objective is to be a high-performing, community-focused financial institution, well regarded in its market areas. Premier accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. Premier believes in a “Customer First” philosophy that is strengthened by its Mission & Vision and Core Values initiatives. Premier also has a tagline of “Powered by People” as an indication of its commitment to local, responsive, personalized service. Premier believes this strategy results in greater customer loyalty and profitability through core relationships. Premier is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of Premier’s business strategy are commercial banking, consumer banking, the origination and sale of single-family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.  The Company previously recognized the need to adapt its organization structure to meet certain future strategic objectives and to continue its past success.  The Company believes that fully utilizing the strengths of its leadership team and a structure that supports strategic initiatives will enhance its ability to achieve even more objectives in the future.  As such, the Company previously redefined its market areas designed to support strategies to enhance processes and efficiencies to support overall growth.  That structure included three metro markets in Toledo, Ohio, Fort Wayne, Indiana, and Columbus, Ohio in addition to its two legacy markets (Southern Market Area and Northern Market Area).  As a result of the Merger, the Company has added three new metro markets: the Mahoning Valley, Akron/Canton and Cleveland markets.

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of the Bank’s success. The Bank primarily provides commercial real estate and commercial business loans with an emphasis on owner-occupied commercial real estate and commercial business lending, including a focus on the deposit balances that accompany these relationships. The Bank’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. The Bank’s focus is also on securing multiple guarantors in addition to collateral where possible.  These customers require the Bank to have a high degree of knowledge and understanding of their business in order to provide them with solutions for their financial needs. The Bank’s “Customer First” philosophy and culture complement the needs of its clients. The Bank believes this personal service model differentiates the Bank from its competitors, particularly the larger regional institutions. The Bank offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. The Bank also believes that the small business customer is a strong market for the Bank. The Bank participates in many of the Small Business Administration lending programs. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

Consumer Banking - The Bank offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. The Bank offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. The Bank also offers online banking services, which include mobile banking, People Pay (“P2P”), online bill pay, and online account opening as well as the MoneyPass ATM Network offering access to our customers to over 32,000 ATMs nationwide without a surcharge fee.

Fee Income Development - Generation of fee income and the diversification of revenue sources are accomplished primarily through the mortgage banking operation, First Insurance and the wealth management department as Premier seeks to reduce reliance on retail transaction fee income.

Deposit Growth - The Bank’s focus has been to grow core deposits with an emphasis on total relationship banking for both our retail and commercial customers. The Bank’s pricing strategy considers the whole relationship of the customer. The Bank continues to focus on increasing its market share in the communities it serves by providing quality products with extraordinary customer service, business development strategies and branch expansion. The Bank will look to grow its footprint in areas believed to further complement its overall market share and complement its strategy of being a high-performing community bank.

Asset Quality - Maintaining a strong credit culture is of the utmost importance to the Bank. The Bank has maintained a strong credit approval and review process that has allowed the Company to maintain a credit quality standard that balances the return with the risks of industry concentrations and loan types. The Bank is primarily a collateral lender with an emphasis on cash flow performance, while obtaining additional support from personal guarantees and secondary sources of repayment. The Bank has directed its attention to loan types and markets that it knows well and in which it has historically been successful. The Bank strives to have loan relationships that are well diversified in both size and industry, and monitors the overall trends in the portfolio to maintain its industry and loan type concentration targets. The Bank maintains a problem loan remediation process that focuses on detection and resolution. The Bank maintains a strong process of internal control that subjects the loan portfolio to periodic internal reviews as well as independent third-party loan review.

Expansion Opportunities - Premier believes it is well positioned to take advantage of acquisitions or other business expansion opportunities in its market areas, as evidenced by the Merger. Premier believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. Premier will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well, and has been competing in for a long period of time, as well as surrounding market areas.

Securities

During 2020, Premier’s securities portfolio was managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer, Treasurer, President and the Chief Executive Officer can each approve transactions up to $3.0 million. Two of the three officers are required to approve transactions between $3.0 million and $25.0 million. All transactions in excess of $25.0 million must be approved by the Bank’s Asset Liability Committee (“ALCO”).

Premier’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.”  In addition, Premier did hold equity securities totaling $1.0 million at December 31, 2020 which must be marked to market through the income statement.  Securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet the Company’s liquidity needs.

The carrying value of securities at December 31, 2020, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Yield %	Years	Yield %	Years	Yield %	Years	Yield %	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$—	—	$—	—	$5,137	2.81%	$265,546	1.47%	$270,683	1.50%
CMOs - residential	—	—	1,098	1.88%	19,298	2.26%	83,136	2.23%	103,532	2.23%
U.S. government and federal agency obligations	250	0.10%	5,753	1.53%	22,842	1.55%	10,388	2.09%	39,233	1.68%
Asset-backed securities	—	—	—	—	4,901	0.72%	25,742	0.79%	30,643	0.78%
Obligations of states and political subdivisions	853	4.04%	8,992	3.50%	33,713	3.01%	186,087	2.27%	229,645	2.43%
Corporate bonds	8,553	1.85%	2,001	1.41%	33,272	4.31%	—	—	43,826	3.70%
Total	$9,656		$17,844		$119,163		$570,899		$717,562
Unrealized gain on securities available for sale									19,092
Total									$736,654

The carrying value of investment securities is as follows:

	December 31
	2020	2019	2018
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$40,940	$2,524	$2,503
Obligations of state and political subdivisions	237,518	95,439	99,887
CMOs and mortgage-backed securities	383,481	173,384	178,880
Asset-backed securities	30,546	—	—
Corporate bonds	44,169	12,101	12,806
Total	$736,654	$283,448	$294,076
Held-to-maturity securities:
Mortgage-backed securities	$—	$—	$51
Obligations of state and political subdivisions	—	—	475
Total	$—	$—	$526

For additional information regarding Premier’s investment portfolio, refer to Note 5 – Investment Securities in the Consolidated Financial Statements.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2020, the Company serviced loans totaling $2.9 billion in principal. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to, and then services for, Freddie Mac, Fannie Mae and the FHLB.

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

Lending Activities

General – Financial institutions are limited in the amount of loans they may make to one borrower.  At December 31, 2020, the Bank’s limit on loans-to-one borrower was $106.9 million.

Loan Portfolio Composition – The net increase in net loans receivable over the prior year was $2.7 billion for 2020, mainly due to the Merger, $234.6 million for 2019 and $189.7 million for 2018. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in the northwest, northeast and central Ohio, northeast Indiana, northeast West Virginia, western Pennsylvania and southeast Michigan market areas. Management has identified lending for income-generating rental properties within commercial real estate as an industry concentration. Total loans for income-generating rental property totaled $1.9 billion at December 31, 2020, which represents 33.1% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Residential real estate	$1,201,051	20.5%	$324,773	11.3%	$322,686	12.1%	$274,862	11.1%	$207,550	10.2%
Commercial real estate	2,383,001	40.8%	1,506,026	52.4%	1,404,810	52.7%	1,235,221	50.1%	1,040,562	51.1%
Construction	667,649	11.4%	305,305	10.6%	265,772	10.0%	265,476	10.8%	182,886	9.0%
Total real estate loans	4,251,701	72.7%	2,136,104	74.3%	1,993,268	74.8%	1,775,559	72.0%	1,430,998	70.3%
Other:
Commercial	1,202,353	20.6%	578,071	20.1%	509,577	19.1%	526,142	21.3%	469,055	23.0%
Home equity and improvement	272,701	4.7%	122,864	4.3%	128,152	4.8%	135,457	5.5%	118,429	5.8%
Consumer finance	120,729	2.1%	37,649	1.3%	34,405	1.3%	29,109	1.2%	16,680	0.8%
	1,595,783	27.3%	738,584	25.7%	672,134	25.2%	690,708	28.0%	604,164	29.7%
Total loans	5,847,484	100.0%	2,874,688	100.0%	2,665,402	100.0%	2,466,267	100.0%	2,035,162	100.0%
Less:
Undisbursed loan funds	355,065		94,865		123,293		115,972		93,355
Net deferred loan origination fees	1,179		2,259		2,070		1,582		1,320
Allowance for credit losses	82,079		31,243		28,331		26,683		25,884
Net loans	$5,409,161		$2,746,321		$2,511,708		$2,322,030		$1,914,603

In addition to the loans reported above, Premier had $221.6 million, $18.0 million, $6.6 million, $10.4 million, and $9.6 million in loans classified as held for sale at December 31, 2020, 2019, 2018, 2017 and 2016, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth the dollar amount of gross loans due more than one year from December 31, 2020, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)
Real estate	$1,622,624	$1,576,784	$3,199,408
Commercial	678,868	146,587	825,455
Other	111,646	4,304	115,950
	$2,413,138	$1,727,675	$4,140,813

Originations, Purchases and Sales of Loans – The lending activities of Premier are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from existing customers, real estate brokers, developers and builders, newspaper, internet and radio advertising and walk-in customers.

The Bank’s loan approval process for all types of loans is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the collateral that will secure the loan.

A commercial loan application is first reviewed by a commercial lender and underwritten by a commercial credit analyst.   All loan requests must be presented for review or approval to a Credit Officer.  Credit Officers have loan authority that ranges from $3,000,000 to $10,000,000 depending on experience and relevant skill sets.  Requests in excess of $10,000,000 are adjudicated by Executive Loan Committee.  Market Area Presidents have lending authority of up to $1,000,000 but those loans are not permitted to be approved with exceptions.

Residential mortgage applications are accepted by Mortgage Loan Officers or Sales Managers, who utilize an automated underwriting system to review the loan request. The Bank also receives mortgage applications via an online residential mortgage origination system. A final approval of all residential mortgage applications is made by a member of a centralized underwriting staff within their designated lending limits. Loan requests in excess or outside an individual underwriter’s limit are approved by a Regional or Chief Credit Officer and, if necessary, by the Executive Loan Committee.

Retail loan applications are accepted by sales managers, branch managers, retail bankers, and a select group of indirect auto dealers, who utilize an automated underwriting system to submit and review the loan request.  A final approval of all retail loan applications is made by a member of a centralized underwriting staff within their designated lending limits. Loan requests in excess or outside an individual underwriter’s limit are approved by the Director of Consumer Lending or Chief Credit Officer and, if necessary, by the Executive Loan Committee.

The Bank offers adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. The demand for adjustable-rate loans in the Bank’s primary market area has been a function of several factors, including customer preference, the level of interest rates, the expectations of future changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Adjustable-rate loans decrease the risks associated with changes in interest rates, but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The following table shows total loans originated, loan reductions, and the net increase in the Company’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2020	2019	2018
	(In Thousands)
Loan originations:
Residential real estate	$1,129,751	$358,970	$282,109
Commercial real estate	491,060	341,207	349,916
Construction	306,021	112,344	184,631
Commercial	581,858	251,951	186,943
Home equity and improvement	86,740	60,268	58,918
Consumer finance	183,299	18,505	22,260
Total loans originated	2,778,729	1,143,245	1,084,777
Loans acquired in acquisitions	2,340,701	—	—
Loans purchased	—	—	—
Loan payoffs, sales and repayments	(1,943,026)	(922,564)	(889,464)
Net increase in total loans and loans held for sale	$3,176,404	$220,681	$195,313

Asset Quality

Premier’s credit policy establishes guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to ensure sound credit decisions. Premier’s credit policies and review procedures are meant to minimize the risks and uncertainties inherent in lending. In following the policies and procedures, management must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur because of changing economic conditions.

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2020, in dollar amount and as a percentage of Premier’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Residential real estate	$433	0.01%	$7,669	0.14%	$9,000	0.17%	$17,102	0.32%
Commercial real estate	1,033	0.02%	369	0.01%	844	0.02%	2,246	0.04%
Construction	—	0.00%	1,626	0.03%	806	0.01%	2,432	0.04%
Commercial	9	0.00%	4	0.00%	394	0.01%	407	0.01%
Home equity and improvement	3,440	0.06%	839	0.02%	1,137	0.02%	5,416	0.10%
Consumer finance	1,687	0.03%	491	0.01%	1,521	0.03%	3,699	0.07%
Purchase credit deteriorated ("PCD")	402	0.01%	1,882	0.03%	13,299	0.25%	15,583	0.29%
Total Loans	$7,004	0.13%	$12,880	0.24%	$27,001	0.50%	$46,885	0.87%

Overall, the level of delinquencies at December 31, 2020, increased from the levels at December 31, 2019, when Premier reported that 0.37% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has increased to 0.50% at December 31, 2020, up from 0.21% at December 31, 2019. The level of total loans 60-89 days delinquent increased to 0.24% at December 31, 2020, up from 0.05% at December 31, 2019.  The level of loans that were 30 to 59 days past due increased to 0.13% at December 31, 2020, up from 0.11% at December 31, 2019.  Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for credit losses.  Management believes the global pandemic plays a role in the increase seen in 2020.

Non-performing Assets – All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collectability of additional interest is not expected. Generally, Premier places all loans more than 90 days past due on non-accrual status. Premier also places loans on non-accrual status when the loan is paying as agreed but the Company believes the financial condition of the borrower is such that this classification is warranted. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are generally applied to the outstanding principal balance but may be recorded as interest income, depending on the assessment of the ultimate collectability of the loan. Premier considers a loan is individually evaluated when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Premier measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the individually evaluated loan is less than the recorded investment, Premier will recognize impairment by allocating a portion of the allowance for credit losses on cash flow dependent loans and by charging off the deficiency on collateral dependent loans.  See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. Premier also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2020, Premier did not recognize any expense related to write-downs in value of real estate acquired by foreclosure or acquisition. The balance of real estate owned at December 31, 2020, was $343,000.  During 2019, there was $264,000 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition.  The balance of real estate owned at December 31, 2019 was $100,000.  The increase in real estate owned is a result of the Merger.

As of December 31, 2020, Premier’s total non-performing loans amounted to $51.7 million or 0.96% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $13.4 million or 0.49% of total loans, at December 31, 2019.  Non-performing loans are loans which are more than 90 days past due or on non-accrual.

The following table sets forth the amounts and categories of Premier’s non-performing assets (excluding individually evaluated loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Non-performing loans:
Residential real estate	$10,178	$2,411	$3,640	$3,037	$2,928
Commercial real estate	11,980	7,609	10,357	18,219	9,592
Construction	806	—	—	—	—
Commercial	1,365	2,961	4,500	8,841	1,007
Home equity and improvement	1,537	449	393	590	730
Consumer finance	1,624	7	126	28	91
Purchase Credit Deteriorated ("PCD")	24,192	—	—	—	—
Total non-performing loans	51,682	13,437	19,016	30,715	14,348
Real estate owned	343	100	1,205	1,532	455
Total repossessed assets	343	100	1,205	1,532	455
Total non-performing assets	$52,025	$13,537	$20,221	$32,247	$14,803
Restructured loans, accruing		$8,486	$11,573	$13,770	$10,544
Total non-performing assets as a percentage of total assets	0.72%	0.39%	0.64%	1.08%	0.60%
Total non-performing loans as a percentage of total loans*	0.96%	0.49%	0.75%	1.31%	0.74%
Total non-performing assets as a percentage of total loans plus other real estate owned*	0.96%	0.49%	0.80%	1.37%	0.76%
Allowance for credit losses as a percent of total non-performing assets	157.77%	230.80%	140.11%	82.75%	174.86%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

Allowance for credit losses – Premier maintains an allowance for credit losses to absorb probable current expected losses in the loan portfolio. The allowance for credit loss is made up of two components.  The first is a general reserve, which is used to record credit loss reserves for groups of homogenous loans in which the Company estimates the current expected credit losses in the portfolio based on quantitative and qualitative factors.  Premier adopted the current expected credit losses (“CECL”) accounting standard in 2020.  As a result current year credit loss and provision is not comparable to prior year allowance for loan loss data.

The second component of the allowance for credit losses is the specific reserve in which the Company sets aside reserves based on the analysis of individual credits.  In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for credit losses” for further discussion on management’s evaluation of the allowance for credit losses.

Loans are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for credit losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static along with a static economic environment. To the extent that the portfolio grows at a rapid rate or overall quality or the economic environment deteriorates, the provision generally will exceed charge-offs. However, in certain circumstances, net charge-offs may exceed the provision for credit losses when management determines that loans previously provided for in the allowance for credit losses are uncollectible and should be charged-off or as overall credit or the economic environment improves. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2020, Premier’s allowance for credit losses totaled $82.0 million compared to $31.2 million at December 31, 2019. The following table sets forth the activity in Premier’s allowance for credit losses during the periods indicated.

	Years Ended December 31
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Allowance at beginning of year	$31,243	$28,331	$26,683	$25,884	$25,382
Impact of ASC 326 Adoption	2,354	—	—	—	—
Acquisition related allowance for credit loss (PCD)	7,698	—	—	—	—
Provision for credit losses	43,154	2,905	1,176	2,949	283
Charge-offs:
Residential real estate	(302)	(515)	(261)	(279)	(350)
Commercial real estate	(65)	(148)	(1,387)	(429)	(92)
Construction	(1)	—	—	—	—
Commercial	(687)	(528)	(724)	(2,301)	(615)
Home equity and improvement	(164)	(245)	(269)	(301)	(268)
Consumer finance	(279)	(289)	(233)	(139)	(94)
PCD	(4,854)	—	—	—	—
Total charge-offs	(6,352)	(1,725)	(2,874)	(3,449)	(1,419)
Recoveries	3,982	1,732	3,346	1,299	1,638
Net (charge-offs) recoveries	(2,370)	7	472	(2,150)	219
Ending allowance	$82,079	$31,243	$28,331	$26,683	$25,884
Allowance for credit losses to total non-performing loans at end of year	158.82%	232.51%	148.99%	86.87%	180.40%
Allowance for credit losses to total loans at end of year*	1.40%	1.12%	1.12%	1.14%	1.33%
Net charge-offs (recoveries) for the year to average loans	0.05%	0.00%	-0.02%	0.10%	-0.01%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses increased in 2020 due to the Merger and the adoption of ASU 2016-13 (Topic 326 – Credit Losses).  Refer to Notes 2 and 7 to the Consolidated Financial Statements for additional information.  Management feels that the level of the allowance for credit losses at December 31, 2020, is sufficient to cover losses that may be incurred over the lifetime of the loan.

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition” above.

	December 31
	2020		2019		2018		2017		2016
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category

Residential real estate	$17,534	20.5%	$2,867	11.3%	$2,881	12.1%	$2,532	11.1%	$2,627	10.2%
Commercial real estate	43,417	40.8%	16,302	52.4%	15,142	52.7%	13,056	50.1%	12,853	51.2%
Construction	2,741	11.4%	996	10.6%	682	10.0%	647	10.8%	450	9.0%
Commercial loans	11,665	20.6%	9,003	20.1%	7,281	19.1%	7,965	21.3%	7,361	23.0%
Home equity and improvement loans	4,739	4.7%	1,700	4.3%	2,026	4.8%	2,255	5.5%	2,386	5.8%
Consumer loans	1,983	2.1%	375	1.3%	319	1.3%	228	1.2%	207	0.8%
	$82,079	100.0%	$31,243	100.0%	$28,331	100.0%	$26,683	100.0%	$25,884	100.0%

Sources of Funds

General – Deposits are the primary source of Premier’s funds for lending and other investment purposes. In addition to deposits, Premier derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the FHLB may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

Deposits – Premier’s deposits are attracted principally from within Premier’s primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.

To supplement its funding needs, Premier also has the ability to utilize the national market for certificates of deposit. Premier has used these deposits in the past and could in the future if necessary.  Premier had no national market certificates of deposit as of December 31, 2020 or 2019.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$1,597,262	—	$594,785	—	$562,439	—
Interest-bearing demand deposits	2,627,669	0.21%	1,111,532	0.69%	1,026,383	0.27%
Savings deposits	700,480	0.03%	299,040	0.05%	297,492	0.04%
Time deposits	1,122,430	1.06%	711,867	2.08%	621,239	1.78%
Totals	$6,047,841	0.29%	$2,717,224	0.83%	$2,507,553	0.56%

The following table sets forth the maturities of Premier’s retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2020 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2021	$37,502
June 30, 2021	38,337
September 30, 2021	38,264
December 31, 2021	36,207
After December 31, 2021	60,113
Total retail certificates of deposit with balances $250,000 or greater	$210,423

For additional information regarding Premier’s deposits see Note 11 to the Consolidated Financial Statements.

Borrowings – The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions.  As a member in good standing of the FHLB, Premier is authorized to apply for advances, provided certain standards of creditworthiness have been met.  At December 31, 2020, Premier could borrow up to $1.4 billion.  The Bank had no advances outstanding at December 31, 2020.

For additional information regarding Premier’s FHLB advances and other debt, see Notes 12 and 14 to the Consolidated Financial Statements.

Subordinated Debentures – For additional information regarding the Company’s subordinated debentures see Note 13 to the Consolidated Financial Statements.

Effect of Environmental Regulation - Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Premier or its subsidiaries. Premier believes the nature of the operations of its subsidiaries has little, if any, environmental impact. As a result, Premier anticipates no material capital expenditures for environmental control facilities for Premier’s current fiscal year or for the foreseeable future.

Premier believes its primary exposure to environmental risk is through the lending activities of the Bank. In cases where management believes environmental risk potentially exists, the Bank mitigates environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

Human Capital

Premier is focused on engagement and retention of its team.  The annual retention rate for 2020 was approximately 75.8%. Turnover is managed closely with accountability and awareness at all levels. For 2020, turnover was 18.57%, with an annual voluntary turnover rate of 17.2%. Salary expense continues to be one of the largest company expenses with an annual salary expense of approximately $66.2 million. Premier is focused on being a high performance institution and drives performance through incentive plans, which paid out at approximately $8.2 million for the organization in 2020.  Our workforce is comprised of 90.5% full-time employees and 9.5% part-time employees. Premier had 1,195 employees at December 31, 2020. None of these employees are represented by a collective bargaining agent, and Premier believes that it maintains good relationships with its personnel.  Ensuring our employees are prepared for retirement is important as evidenced by the Company funding the 401k retirement plan approximately $2.4 million for 2020. Diversity and inclusiveness as an organization is important too, with 7% of minorities in leadership positions and 64% of leadership female.  Of the senior/executive leadership teams, there are 8.3% minorities. Employee growth and development is a key to our success with a 14.8% internal promotion rate.  Having access to internal and external training is also important for our employees’ forward progression.  In 2020, each employee spent an average of 34.7 hours in training.

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

Management believes that the Bank’s most direct competition for deposits comes from local financial institutions. The distinction among market participants is based on price and the quality of customer service and name recognition. The Bank’s cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities, as well as from money market mutual funds. The Bank competes for conventional deposits by emphasizing quality of service, extensive product lines and competitive pricing.

Regulation

General – Premier is subject to regulation examination and oversight by the Federal Reserve Board (“Federal Reserve”).  At December 31, 2019, the Bank was subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”). As a result of the Merger, the Bank converted to an Ohio state-chartered bank and became subject to regulation, examination and oversight by the Ohio Division of Financial Institutions (“ODFI”) instead of the OCC.  Its primary federal regulator is the FDIC.  In addition, the Bank is subject to regulations of the Consumer Financial Protection Bureau (the “CFPB”) which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations.  Prior to the Merger, Premier and the Bank were required to file periodic reports with the Federal Reserve and the OCC (OCC filings ceased at the time of the Merger) and examinations were conducted periodically by the Federal Reserve, the OCC and the FDIC to determine whether Premier and the Bank were in compliance with various regulatory requirements and were operating in a safe and sound manner. As a result of the Merger, the Bank will be subject to examination by the ODFI in lieu of the OCC.

Holding Company Regulation – At December 31, 2019, Premier was a unitary thrift holding company.  In connection with the Merger, Premier converted to a bank holding company and elected to become a financial holding company. Premier is subject to the requirements of the Bank Holding Company Act of 1956, as amended (“BHC Act”), and examination and regulation by the Federal Reserve. The Federal Reserve has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including its banking subsidiaries). In general, the Federal Reserve may initiate enforcement action for violations of laws and regulations and unsafe or unsound practices.

A bank holding company is required by law and Federal Reserve policy to serve as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks.  The Federal Reserve may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders of the bank holding company if the Federal Reserve believes the payment would be an unsafe or unsound practice. The Federal Reserve also requires bank holding companies to provide advance notification of planned dividends under certain circumstances.

The BHC Act requires the prior approval of the Federal Reserve in any case where a bank holding company proposes to: acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by the bank holding company; acquire all or substantially all of the assets of another bank or bank holding company; or merge or consolidate with any other bank holding company.

In order to become a financial holding company, all of a bank holding company’s subsidiary depository institutions must be well capitalized and well managed under federal banking regulations, and such depository institutions must have received a rating of at least satisfactory under the Community Reinvestment Act (“CRA”).  In addition, the holding company must be well managed and must be well capitalized.

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

If a financial holding company or a subsidiary bank fails to meet the requirements for the holding company to remain a financial holding company, the financial holding company must enter into a written agreement with the Federal Reserve within 45 days to comply with all applicable capital and management requirements. Until the Federal Reserve determines that the holding company and its subsidiary banks meet the requirements, the Federal Reserve may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve finds to be appropriate or consistent with federal banking laws. If the deficiencies are not corrected within 180 days, the financial holding company may be required to divest ownership or control of all subsidiary banks. If restrictions are imposed on the activities of the holding company, such restrictions may not be made publicly available pursuant to confidentiality regulations of the banking regulators.

In April 2020, the Federal Reserve adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHC Act. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve’s final rule applies to questions of control under the BHC Act, but does not extend to the Change in Bank Control Act.

Regulation of Ohio State-Chartered Banks – As an Ohio state-chartered bank, the Bank is supervised and regulated primarily by the ODFI and the FDIC.  In addition, the Bank’s deposits are insured up to applicable limits by the FDIC, and the Bank will be subject to the applicable provisions of the Federal Deposit Insurance Act, as amended, and certain other regulations of the FDIC.

Various requirements and restrictions under the laws of the United States and the State of Ohio will affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, limitations on branching and increasingly extensive consumer protection laws and regulations.

Economic Growth, Regulatory Relief and Consumer Protection Act - On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including Premier, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including Premier, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

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

The Basel III Capital Rules include (i) a minimum common equity tier 1 (“CET1”) capital ratio of 4.5%, (ii) a minimum tier 1 capital ratio of 6.0%, (iii) a minimum total capital ratio of 8.0%, and (iv) a minimum leverage ratio of 4%.

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

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debentures) and limited amounts of the allowance for credit losses, subject to specified eligibility criteria, less applicable deductions.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital of at least 8.0% and a leverage ratio of at least 5.0%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  As of December 31, 2020, the Bank met the capital ratio requirements to be deemed "well-capitalized" according to the guidelines described above. See Note 17 of the Notes to the Consolidated Financial Statements for additional information.

In December 2019, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the CECL accounting standard.  The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day‑one adverse effects on regulatory capital that may result from the adoption of the CECL model.  Concurrent with the enactment of the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), discussed below, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule. Premier adopted CECL on January 1, 2020.

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including the Bank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements.  Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%. The final rule adopted tier 1 capital and the existing leverage ratio into the CBLR framework.  The tier 1 numerator took into account the modifications made in relation to the capital simplifications and CECL methodology transition rules as of the compliance dates of those rules.  Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintained a leverage ratio of greater than 9.0% were considered to have satisfied the risk‑based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well‑capitalized ratio requirements.  A CBLR Bank was required to calculate or report risk‑based capital and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk‑based capital rule.  Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provides a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and will return to 9.0% beginning January 1, 2022. This final rule became effective on October 1, 2020.  Premier does not intend to elect utilization of the CBLR in assessing capital adequacy.

Dividends – There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions. The Bank paid $24.0 million in dividends to Premier in 2020 and $36.0 million in 2019.  First Insurance paid $400,000 in dividends to Premier in 2020 and $1.2 million in dividends in 2019.  Premier Risk Management paid $1.5 million in dividends to Premier in 2020 and $1.4 million in dividends in 2019.

Premier’s ability to pay dividends to its shareholders is primarily dependent on its receipt of dividends from the Subsidiaries.  The Federal Reserve expects Premier to serve as a source of strength for the Bank and may require Premier to retain capital for further investment in the Bank, rather than pay dividends to Premier shareholders. Payment of dividends by Premier or the Bank may be restricted at any time at the discretion of its applicable regulatory authorities if they deem such dividends to constitute an unsafe or unsound practice.  These provisions could have the effect of limiting Premier's ability to pay dividends on its common shares.

Deposit Insurance – The FDIC maintains the Deposit Insurance Fund (“DIF’), which insures the deposit accounts of the Bank to the maximum amount provided by law.  The general insurance limit is $250,000 per separately insured depositor.  This insurance is backed by the full faith and credit of the U. S. government.

As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, federally-insured institutions.  It also may prohibit any federally-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF and it has the authority to take enforcement actions against insured institutions.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC.

The FDIC assesses a quarterly deposit insurance premium on each insured institution quarterly based on risk characteristics of the institution.  The FDIC may also impose a special assessment in an emergency situation.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

Consumer Protection Laws and Regulations – Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations.  The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services.  The CFPB has adopted numerous rules with respect to consumer protection laws and has commenced related enforcement actions.  The following are just a few of the consumer protection laws applicable to the Bank:

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

On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Small Dollar Rule”) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements.

Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on Premier’s financial condition or results of operations on a consolidated basis in 2020.

CRA - Under the CRA, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application to acquire another financial institution or open a new branch.  As of its last examination, the Bank received a CRA rating of “satisfactory.”

Patriot Act – In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the “Patriot Act”) was signed into law in October 2001.  The Patriot Act gives the U. S. government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the Patriot Act and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  The Bank has established policies and procedures that it considers to be in compliance with the requirements of the Patriot Act.

Volcker Rule – The Volcker Rule, which became effective under the Dodd-Frank Act in 2015, prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds, otherwise known as “covered funds.”  On July 9, 2019, the five federal agencies that adopted the Volcker Rule issued a final rule to exempt certain community banks, including the Bank, from such rule, consistent with the Regulatory Relief Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets were excluded from the restrictions of the Volcker Rule. On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address. To the extent that the Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Premier believes that its activities and relationships comply with such rule, as amended.

Office of Foreign Assets Control Regulation – The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Premier is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.  The Bank has established policies and procedures that it considers to be in compliance with OFAC requirements.

Cybersecurity – In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If Premier fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. Premier expects this trend of state-level activity in those areas to continue and is continually monitoring developments in the states in which its customers are located.

In the ordinary course of business, Premier relies on electronic communications and information systems to conduct its operations and to store sensitive data. Premier employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. Premier employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of Premier’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Premier has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Premier’s systems and those of its customers and third-party service providers are under constant threat and it is possible that Premier could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 – In response to the novel COVID-19 pandemic (“COVID-19”), the CARES Act was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Premier and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over Premier and the Bank. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, on December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”), was signed into law, which, among other things, allowed certain banks to temporarily postpone implementation of CECL. Premier is continuing to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which the Bank participates, to create a guaranteed, unsecured loan program known as the Paycheck Protection Program (the “PPP”) to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of COVID-19, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020, and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

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

Economic and Market Risks

The economic impact of COVID-19 or any other pandemic could adversely affect the Company’s business, financial condition, liquidity, cash flows, and results of operations.

In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared COVID-19 a national emergency. COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal bank regulatory agencies have encouraged financial institutions to prudently work with affected borrowers, and new legislation has provided relief from reporting loan classifications due to modifications related to COVID-19.

Given the ongoing and dynamic nature of COVID-19, it is difficult to predict the full impact of the outbreak on Premier’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As of December 31, 2020, Premier holds and services PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. Premier has credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which the Bank originates, funds or services loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19 has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19 or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and
•	continued adverse economic conditions could result in protracted volatility in the price of our common shares.

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession. Our business could be materially and adversely affected by such recession.

To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Premier’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2020, the Bank’s portfolio of commercial real estate loans totaled $2.4 billion, or approximately 40.8% of total loans.  The Bank’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding.  As a result, an adverse development on one loan can expose Premier to greater risk of loss on other loans.  Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic conditions and events outside of the control of the borrower or lender, including COVID-19, could negatively impact the future cash flows and market values of the affected properties.

At December 31, 2020, the Bank’s portfolio of commercial loans totaled $1.2 billion, or approximately 20.6% of total loans.  Commercial loans generally expose Premier to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. The Bank’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

Premier targets its business lending towards small- and medium-sized businesses, many of which have fewer financial resources than larger companies and may be more susceptible to economic downturns. If general economic conditions negatively impact these businesses, Premier’s results of operations and financial condition may be adversely affected.

If Premier's actual loan losses exceed its allowance for credit losses, Premier's net income will decrease.

In accordance with U.S. generally accepted accounting principles (“GAAP”), Premier must maintain an allowance for credit losses to provide for loan defaults and non-performance, which when combined, are referred to as the allowance for credit losses.  Premier's allowance for credit losses is based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and projected economic conditions in the primary lending area, prior experience, possible losses arising from specific problem loans, and management's evaluation of the risks in the current portfolio.  However, there are many factors that can result in actual loan losses exceeding the allowance.

For instance, in deciding whether to extend credit or enter into other transactions with customers and counterparties, Premier may rely on information provided to it by customers and counterparties, including financial statements and other financial information. Premier may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  Such information may not turn out to be accurate.  Further, Premier's loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  As a result, Premier may experience significant loan losses, which could have a material adverse effect on its operating results.

The amount of future losses also is susceptible to changes in economic, operating and other conditions, including changes in unemployment and interest rates that may be beyond management's control, and these losses may exceed current estimates.  Further, federal regulatory agencies, as an integral part of their examination process, review Premier's loans and allowance for credit losses and may require that Premier increase its allowance. Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance, which became effective for Premier in the first quarter of 2020.  That accounting change exposes Premier to increased risk of failure to establish a sufficient allowance and the possibility that Premier will need to increase its allowance substantially through an increase to the provision for credit losses, which will adversely affect Premier's net income.

As a result of any of the above factors, Premier's allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on Premier's operating results.  There is no assurance that Premier will not further increase the allowance for credit losses.  Either of these occurrences could have a material adverse effect on Premier's financial condition and results of operations.

Changes in interest rates can adversely affect Premier’s profitability.

Premier’s earnings and cash flows are largely dependent upon its net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Premier’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest Premier receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect Premier’s ability to originate loans and obtain deposits, the fair value of Premier’s financial assets and liabilities, and the average duration of certain assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Premier’s net interest income, and therefore earnings, could be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk, especially in light of the continued economic effects of COVID-19, since they represent beneficial interests in structured investments collateralized by residential mortgages.  All investment securities are subject to changes in market value due to changing interest rates and implied credit spreads. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on Premier’s results of operations and financial condition.

The Bank originates a significant amount of residential mortgage loans that it sells in the secondary market.  The origination of residential mortgage loans is highly dependent on the local real estate market and the current interest rates.  Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which Premier reports as mortgage banking income. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated.  This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated.  If this happens, Premier may be required to write down the value of its mortgage servicing rights faster than anticipated, which will increase expense and lower earnings.  Accelerated repayments on loans and mortgage backed securities could result in the reinvestment of funds at lower rates than the loans or securities were paying.

Legal and Regulatory Risks

Laws, regulations and periodic regulatory reviews may affect Premier’s results of operations.

The financial services industry is extensively regulated.  Premier is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the DIF and the banking system as a whole, and not to benefit Premier’s shareholders. Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes, especially in light of COVID-19 and the stimulus programs issued in connection therewith.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact Premier and its ability to increase the value of its business, possibly limiting the services it provides, increasing the potential for competition from non-banks, or requiring it to change the way it operates.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution, the adequacy of an institution’s allowance for credit losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies against

Premier could cause it to devote significant time and resources to defending its business and may lead to penalties that materially affect Premier and its shareholders. Even the reduction of regulatory restrictions could have an adverse effect on Premier and its shareholders if such lessening of restrictions increases competition within Premier’s industry or market area.

In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market could negatively affect Premier’s ability to sell loans.

The laws and regulations applicable to the banking industry could change at any time.  The potential exists for new laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations.  Increased regulation could increase Premier’s cost of compliance and reduce its income to the extent that they limit the manner in which Premier may conduct business, including its ability to offer new products, charge fees for specific products and services, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

Although it is impossible for Premier to predict at this time what changes in laws and regulations will be implemented and the effect they will have on Premier and the rest of its industry, it is possible that Premier’s revenue could decrease, our interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital.  Premier’s operating and compliance costs could also increase and could adversely affect its financial condition and results of operations.

Premier may be the subject of litigation, which would result in legal liability and damage to its business and reputation.

From time to time, Premier and its subsidiaries may be subject to claims or legal action from customers, employees or others. Financial institutions like Premier are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Premier is also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding its businesses. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other financial institutions, Premier is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against Premier could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

Business and Operational Risks

Premier’s ability to meet cash flow needs on a timely basis at a reasonable cost may adversely affect net income.

Premier’s principal sources of liquidity are local deposits and wholesale funding sources such as FHLB advances, Federal Funds purchased, securities sold under repurchase agreements, and brokered or other out-of-market certificate of deposit purchases.  Premier also maintains a portfolio of securities that can be used as a secondary source of liquidity.  Premier’s access to funding sources in amounts adequate to finance or capitalize its activities or on terms that are acceptable could be impaired by factors that affect Premier directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Other possible sources of liquidity include the sale or securitization of loans, the issuance of additional collateralized borrowings beyond those currently utilized with the FHLB, the issuance of debt securities and the issuance of preferred or common securities in public or private transactions, or borrowings from a commercial bank.  While Premier and the Bank have lines of credit available from commercial banks and have used these in the past, there are no current borrowings from a commercial bank.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to Premier’s shareholders, or fulfill obligations such as repaying Premier’s borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

In addition, prior debt offerings could potentially have important consequences to Premier and its debt and equity investors, including:

•	requiring a substantial portion of its cash flow from operations to make interest payments;
•	making it more difficult to satisfy debt service and other obligations;
•	increasing the risk of a future credit ratings downgrade of its debt, which could increase future debt costs and limit the future availability of debt financing;
•	increasing its vulnerability to general adverse economic and industry conditions;
•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow its business;
•	limiting its flexibility in planning for, or reacting to, changes in its business and the industry;
•	placing it at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt; and
•	limiting its ability to borrow additional funds as needed or to take advantage of business opportunities as they arise, pay cash dividends or repurchase securities.

We are continuing to evaluate these risks on an ongoing basis.

Integrating Premier and UCFC after the Merger may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

Although the Merger closed on January 31, 2020, the integration of Premier and UCFC is an ongoing process.  Premier’s ability to successfully combine and integrate the businesses of Premier and UCFC in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers poses a risk to the business. It is possible that the integration process could result in inconsistencies in standards, controls, procedures and policies that adversely affect Premier’s ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits and cost savings of the Merger. Further, Premier is dependent upon several outside vendors to make the integration successful.  If such vendors are unable to meet their obligations to Premier, including because of any issues related to COVID-19, such failure could impede a successful integration.

Competition affects Premier’s earnings.

Premier’s continued profitability depends on its ability to continue to effectively compete to originate loans and attract and retain deposits.  Competition for both loans and deposits is intense in the financial services industry.  The Company competes in its market area by offering superior service and competitive rates and products.  The types of institutions Premier competes with include large regional commercial banks, smaller community banks, savings institutions, mortgage banking firms, credit unions, finance companies, brokerage firms, insurance agencies and mutual funds.  As a result of their size and ability to achieve economies of scale, certain of Premier’s competitors can offer a broader range of products and services than the Company can offer. In addition, the OCC now accepts applications for bank charters from nondepository financial technology companies engaged in banking activities, which has added to the number of parties with whom the Company competes.  Further, technological advances allow consumers to pay bills and transfer funds electronically without banks.  Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches.  To stay competitive in its market area, Premier may need to adjust the interest rates on its products to match rates of its competition, which could have a negative impact on net interest margin and results of operations.

The increasing complexity of Premier’s operations presents varied risks that could affect its earnings and financial condition.

Premier processes a large volume of transactions on a daily basis and is exposed to numerous types of risks related to internal processes, people and systems.  These risks include, but are not limited to, the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, breaches of data security and our internal control system and compliance with a complex array of consumer and safety and soundness regulations. Premier could also experience additional loss as a result of potential legal actions that could arise as a result of operational deficiencies or as a result of noncompliance with applicable laws and regulations.

Premier has established and maintains a system of internal controls that provides management with information on a timely basis and allows for the monitoring of compliance with operational standards.  These systems have been designed to manage operational risks at an appropriate, cost effective level.  Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed.  Losses from operational risks may still occur, however, including losses from the effects of operational errors.

Unauthorized disclosure of sensitive or confidential client or customer information or confidential trade secrets, whether through a breach of the Company’s computer systems or otherwise, could severely harm its business.

Potential misuse of funds or information by Premier’s employees or by third parties could result in damage to Premier’s customers for which Premier could be held liable, subject Premier to regulatory sanctions and otherwise adversely affect Premier’s financial condition and results of operations.

Premier’s employees handle a significant amount of funds, as well as financial and personal information.  Premier also depends upon third-party vendors who have access to funds and personal information about customers.  Cybersecurity breaches of other companies, such as the breach of the systems of a credit bureau, may result in criminals using personal information obtained from such other source to impersonate a customer of Premier and obtain funds from customer accounts.  Further, Premier may be affected by data breaches at retailers and other third parties who participate in data interchanges with Premier’s customers that involve the theft of customer credit and debit card data, which may include the theft of debit card personal identification numbers and commercial card information used to make purchases at such retailers and other third parties.  Such data breaches could result in Premier incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on Premier’s results of operations.

Although Premier has implemented systems to minimize the risk of fraudulent taking or misuse of funds or information, there can be no assurance that such systems will be adequate or that a taking or misuse of funds or information by employees, by third parties who have authorized access to funds or information, or by third parties who are able to access funds or information without authorization will never occur.  Premier could be held liable for such an event and could also be subject to regulatory sanctions.  Premier could also incur the expense of developing additional controls and investing in additional equipment or contracts to prevent future such occurrences.  Although Premier has insurance to cover such potential losses, Premier cannot provide assurance that such insurance will be adequate to meet any liability, and insurance premiums may rise substantially if Premier suffers such an event.   In

addition, any loss of trust or confidence placed in Premier by our customers could result in a loss of business, which could adversely affect our financial condition and results of operations, or result in a loss of investor confidence, adversely affecting Premier’s stock price and ability to acquire capital in the future.  Premier could also lose revenue by the wrongful appropriation of confidential information about its business operations by competitors who use the information to compete with Premier.

Premier could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, Premier’s computer systems.

Premier relies heavily on its own information systems and those of vendors to conduct business and to process, record, and monitor transactions.  Risks to the system could result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others.  As one example, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.  Other businesses have been victims of a ransomware attack in which a business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information.  Premier is also at risk for the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others.  These risks also arise from the same types of threats to businesses with which Premier deals.

Potential adverse consequences of attacks on Premier’s computer systems or other threats include damage to Premier’s reputation, loss of customer business, costs of incentives to customers or business partners in order to maintain their relationships, loss of investor confidence and a reduction in Premier’s stock price, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), and increased insurance premiums, all of which could result in financial loss and material adverse effects on Premier’s results of operations and financial condition.

If Premier forecloses on collateral property resulting in Premier’s ownership of the underlying real estate, Premier may be subject to the increased costs associated with the ownership of real property, resulting in reduced income.

A significant portion of Premier’s loan portfolio is secured by real property.  During the ordinary course of business, Premier may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, Premier may be liable for remediation costs, as well as for personal injury and property damage.

In addition, when Premier forecloses on real property, the amount Premier realizes after a default is dependent upon factors outside of Premier’s control, including, but not limited to, economic conditions, neighborhood real estate values, interest rates, real estate taxes, operating expenses of the mortgaged properties, zoning laws, governmental rules, regulations and fiscal policies, and acts of God.  Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate.  Therefore, the cost of operating real property may exceed the rental income earned from such property, and Premier may have to sell the property at a loss.  The foregoing expenditures could adversely affect Premier’s financial condition and results of operations.

Premier’s business strategy focuses on planned growth, including strategic acquisitions, and its financial condition and results of operations could be negatively affected if Premier fails to grow or fails to manage its growth effectively.

Premier’s ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, its ability to integrate mergers and other acquisitions and manage growth and Premier’s ability to raise capital.  There can be no assurance that growth opportunities will be available.

Premier may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services.  Expansions of its business would involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions or expansions into new markets;
•	the potential inaccuracy of estimates and judgments used to evaluate the business and risks with respect to target institutions;
•	the time and costs of hiring local management and opening new offices;
•	the delay between commencing making acquisitions or engaging in new activities and the generation of profits from the expansion;
•	Premier’s ability to finance an expansion and the possible dilution to existing shareholders;
•	the diversion of management’s attention to the expansion;
•	management’s lack of familiarity with new market areas;

•	the integration of new products and services and new personnel into Premier’s existing business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and effects on Premier’s results of operations; and
•	the risk of loss of key employees and customers.

If Premier’s growth involves the acquisition of companies through mergers or other acquisitions, the success of such acquisitions will depend on, among other things, Premier’s ability to combine the businesses in a manner that permits growth opportunities and cost efficiencies, and does not cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Premier to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisitions.

Failure to manage Premier’s growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations and could adversely affect Premier’s ability to successfully implement its business strategy.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent Premier requires such dividends in the future, may affect its ability to pay dividends or repurchase its stock.

Premier is a separate legal entity from the Bank and does not have significant operations of its own.  Dividends from the Bank provide a significant source of capital for Premier.  The availability of dividends from the Bank is limited by various statutes and regulations. The federal and state banking regulators require that insured financial institutions and their holding companies should generally only pay dividends out of current operating earnings.  It is possible, depending upon the financial condition of the Bank and other factors, that the Bank’s primary regulator could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice.  In the event the Bank is unable to pay dividends to Premier, Premier may not be able to pay its obligations as they become due, repurchase its stock, or pay dividends on its common stock.  Consequently, the potential inability to receive dividends from the Bank could adversely affect Premier’s business, financial condition, results of operations or prospects.

Failure to integrate or adopt new technology may undermine Premier’s ability to meet customer demands, leading to adverse effects on Premier’s financial condition and results of operations.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Premier’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations.  Premier may not be able to effectively implement or have the resources to implement new technology-driven products and services or be successful in marketing these products and services to its customers.  Failure to successfully keep pace with technological change affecting the financial services industry could adversely affect Premier’s business, financial condition, or results of operations.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect Premier’s income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. In November 2020, the Federal Reserve issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (“USD LIBOR”), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark.  Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, otherwise known as the Secured Overnight Financing Rate ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020.

The Bank has a significant number of loans, derivative contracts, borrowings and other financial instruments, and continues to enter into loans, derivatives contracts, borrowings and other financial instruments, with attributes that are directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk for Premier.  The transition will change Premier’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.  Further, Premier’s failure to adequately manage this transition process with its customers could adversely impact its reputation. Although Premier is currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could have an adverse effect on its business, financial condition and results of operations.

General Risk Factors

Economic, political and financial market conditions may adversely affect Premier’s operations and financial condition.

Premier’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services Premier offers, is highly dependent upon the business environment in the markets where the Company operates, mainly in the State of Ohio, Northeast Indiana and Southeast Michigan. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.  Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from a significant renegotiation of trade agreements, trade wars, and other factors beyond Premier’s control may adversely affect its deposit levels and composition, the quality of its assets including investment securities available for purchase, demand for loans, the ability of its borrowers to repay their loans and the value of the collateral securing the loans it makes.  Because Premier has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and Premier’s ability to sell the collateral upon foreclosure.

Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the U.S.  While these changes do not have a direct, immediate impact on Premier’s financial performance, we cannot predict how the change in the political climate will affect the economy and Premier’s performance in the future.

Changes in tax laws could adversely affect Premier's financial condition and results of operations.

Premier is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes.  Changes to the tax laws could have a material adverse effect on Premier's results of operations.  In addition, Premier's customers are subject to a wide variety of federal, state and local taxes.  Changes in taxes paid by customers, including changes in the deductibility of mortgage loan related expenses, may adversely affect their ability to finance activities or purchase properties or consumer products, which could adversely affect their demand for Premier's loans and deposit products.  In addition, such negative effects on Premier's customers could result in defaults on the loans already made and decrease the value of mortgage-backed securities in which Premier has invested.

Premier is at risk of increased losses from fraud.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques.  In some cases, these individuals are part of larger criminal rings, which allow them to be more effective.  Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud.  An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud.  Further, in addition to fraud committed directly against it, Premier may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2020, the Bank conducted its business from its main office at 275 West Federal St., Youngstown, Ohio, and 77 other full-service banking centers and 12 loan offices in northwest and Ohio, Indiana, Michigan, Pennsylvania and West Virginia.  First Insurance conducted its business from ten offices in Ohio.  Premier maintained its headquarters at 601 Clinton St., Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management were headquartered in an operations center located at 25600 Elliott Rd., Defiance, Ohio.  See Note 9 to the Consolidated Financial Statements for additional information.

Item 3. Legal Proceedings

We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2020.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The NASDAQ Global Select Market under the symbol “PFC.” As of January 31, 2021, the Company had approximately 6,510 shareholders of record.

The line graph below compares the yearly percentage change in cumulative total shareholder return on Premier common shares and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Bank Index. An investment of $100 on December 31, 2015, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

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

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Premier Financial Corp.	100.00	137.28	143.39	138.27	182.55	139.45
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56
SNL Midwest Bank	100.00	133.61	143.58	122.61	159.51	136.96

The following table provides information regarding Premier’s purchases of its common shares during the fourth quarter period ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2020	4,222	$21.00	—	570,000
November 1 – November 30, 2020	—	—	—	570,000
December 1 – December 31, 2020	—	—	—	570,000
Total	4,222	$21.00	—	570,000

(1)

On May 23, 2019, the Company announced that its Board of Directors authorized a program for the repurchase of up to 500,000 shares of outstanding common stock.  On February 18, 2020, the Company announced that its Board of Directors increased the number of shares authorized to be repurchased under the program by an additional 500,000 shares.  On January 26, 2021, the Company announced that its Board of Directors approved an increase in the Company’s repurchasing authorization to up to 2,000,000 shares of outstanding common stock.  There is no expiration date for the repurchase program.

The information set forth under the caption “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans” of Part III of this Form 10‑K is incorporated herein by reference.

Item 6. Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2020. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this and prior Forms 10-K. The operating results of acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2020	2019	2018	2017	2015
	(Dollars and Shares in Thousands, Except Per Share Data)
Financial Condition:
Total assets	$7,211,734	$3,468,992	$3,182,376	$2,993,403	$2,477,597
Investment securities	737,744	283,448	294,602	261,298	251,176
Loans receivable, net	5,409,161	2,746,321	2,511,708	2,322,030	1,914,603
Allowance for credit/loan losses(1)	82,079	31,243	28,331	26,683	25,884
Non-performing assets (2)	52,025	13,537	20,221	32,247	14,803
Deposits and borrowers’ escrow balances	6,069,589	2,875,816	2,624,534	2,440,581	1,984,278
FHLB advances	—	85,063	85,189	84,279	103,943
Stockholders’ equity	982,276	426,167	399,589	373,286	293,018
Share Information:
Basic earnings per share	$1.75	$2.49	$2.27	$1.62	$1.61
Diluted earnings per share	1.75	2.48	2.26	1.61	1.60
Book value per common share	26.34	21.60	19.81	18.38	16.31
Tangible book value per common share (3)	17.00	16.34	14.71	13.24	12.80
Cash dividends per common share	0.88	0.79	0.64	0.50	0.44
Dividend payout ratio	31.88%	31.73%	28.19%	30.96%	27.41%
Weighted average diluted shares outstanding	35,949	19,931	20,468	20,056	18,070
Shares outstanding end of period	37,291	19,730	20,171	20,312	17,966
Operations:
Interest income	$237,946	$141,084	$124,717	$108,102	$87,383
Interest expense	29,941	25,435	16,462	11,431	8,440
Net interest income	208,005	115,649	108,255	96,671	78,943
Provision for credit losses	44,250	2,905	1,176	2,949	283
Noninterest income	80,684	44,956	39,208	40,081	34,030
Noninterest expense	165,170	97,063	89,412	85,351	71,093
Income before tax	79,269	60,637	56,875	48,452	41,597
Federal income tax	16,192	11,267	10,626	16,184	12,754
Net Income	63,077	49,370	46,249	32,268	28,843
Performance Ratios:
Return on average assets	0.96%	1.50%	1.52%	1.13%	1.20%
Return on average equity	7.02%	12.15%	12.03%	9.19%	10.10%
Interest rate spread (3)	3.33%	3.64%	3.79%	3.74%	3.61%
Net interest margin (3)	3.52%	3.93%	3.98%	3.88%	3.74%
Ratio of operating expense to average total assets	2.51%	2.96%	2.93%	2.99%	2.97%
Efficiency ratio (3)	57.32%	60.08%	60.29%	61.81%	62.20%
Other Ratios:
Equity to total assets at end of period	13.62%	12.29%	12.56%	12.47%	11.83%
Average equity to average assets	13.62%	12.37%	12.61%	12.32%	11.91%
Asset Quality Ratios:
Non-performing assets to total assets at end of period (2)	0.72%	0.39%	0.64%	1.08%	0.60%
Allowance for credit losses on loans to total loans*	1.49%	1.12%	1.12%	1.14%	1.33%
Net charge-offs (recoveries) to average loans	0.05%	0.00%	-0.02%	0.10%	-0.01%

(1)

Current year allowance for credit losses are not comparable to prior year allowance for loan losses as a result of the adoption of CECL on January 1, 2020.   See Notes 2 and 7 to the Consolidated Financial Statements for additional information.

(2)	Non-performing assets include non-accrual loans that are contractually past due 90 days or more and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
(3)	Refer to Non-GAAP Financial Measures in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
*	Total loans are net of undisbursed loan funds and deferred fees and costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

This annual report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements may include, but are not limited to, all statements regarding intent, beliefs, expectations, projections, forecasts and plans of Premier Financial Corp. (“Premier” or the “Company”) and its management, and specifically include, but are not limited to, statements regarding: changes in economic conditions; the nature, extent and timing of governmental actions and reforms; future movements of interest rates; the ability to benefit from a changing interest rate environment; the production levels of mortgage loan generation; the ability to continue to grow loans and deposits; the ability to sustain credit quality ratios at current or improved levels; continued strength in Premier’s market area; the ability to sell real estate owned properties; and the ability to grow in existing and adjacent markets. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to: impacts from the novel coronavirus (“COVID-19”) pandemic on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market related to COVID-19 or responses to the health crisis; the effects of various governmental responses to the COVID-19 pandemic; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty caused by, among other things, political parties, tensions surrounding the current socioeconomic landscape, and the 2020 U.S. Presidential election; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rate levels; legislative and regulatory decisions or capital market conditions; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our quarterly reports on Form 10-Q. One or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurances that the forward-looking statements included in this quarterly report, as well as other publicly available documents, including those incorporated herein by reference, will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Premier or any other persons that our objectives and plans will be achieved. All forward-looking statements made in this report are based on information presently available to the management of Premier and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

This Item 7 presents information to assess the financial condition and results of operations of Premier. This item should be read in conjunction with the Consolidated Financial Statements and the supplemental financial data contained elsewhere in this Form 10-K.

Non-GAAP Financial Measures

In addition to results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), this report includes non-GAAP financial measures. The Company believes these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of the Company. The Company monitors the non-GAAP financial measures and the Company’s management believes such measures are helpful to investors because they provide an additional tool to use in evaluating the Company’s financial and business trends and operating results. In addition, the Company’s management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analysis and for budgeting and planning purposes.

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

Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis.  The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the years ended December 31, 2020 and 2019.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

(In Thousands)	December 31, 2020	December 31, 2019
Net interest income (GAAP)	$208,005	$115,649
Add: FTE adjustment	1,018	967
Net interest income on a FTE basis (1)	$209,023	$116,616
Noninterest income – less securities gains/(losses) (2)	$79,130	$44,932
Noninterest expense (3)	165,170	97,084
Average interest-earning assets (4)	5,931,965	2,969,662
Ratios:
Net interest margin (1) / (4)	3.52%	3.93%
Efficiency ratio (3) / (1) + (2)	57.32%	60.10%

Non-GAAP Financial Measures – Tangible Book Value

(In Thousands, except per share data)	December 31, 2020	December 31, 2019
Total Shareholders’ Equity (GAAP)	$982,276	$426,167
Less: Goodwill	(317,948)	(100,069)
Intangible assets	(30,337)	(3,772)
Tangible common equity (1)	$633,991	$322,326
Common shares outstanding (2)	37,291	19,730
Tangible book value per share (1) / (2)	$17.00	$16.34

Overview

Premier is a bank holding company that has elected to become a financial holding company that conducts business through its wholly-owned subsidiaries, Premier Bank (the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), First Defiance Risk Management Inc. (“First Defiance Risk Management”) and HSB Capital, LLC (HSB Capital”).  Another subsidiary, HSB Insurance, Inc. (“HSB Insurance”), was dissolved during the quarter ended September 30, 2020.

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

HSB Capital provides mezzanine funding for customers of the Bank. Mezzanine loans are offered by HSB Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the borrowing businesses.

First Insurance is an insurance agency that conducts business throughout the Company’s markets offering property and casualty insurance, life insurance and group health insurance.

First Defiance Risk Management insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible, in today’s insurance marketplace.  First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer.

HSB Insurance was formed as a Delaware-based captive insurance company that insured against certain risks that were unique to the operations of UCFC and its subsidiaries.  The Merger and the existence of Premier Risk Management obviated the need for this subsidiary and the subsidiary was dissolved during the quarter ended September 30, 2020, with the remaining funds being returned to Premier.

Other Recent Developments

On January 31, 2020, Premier completed its previously announced acquisition of UCFC. At the effective time of the Merger, UCFC merged with and into Premier, with Premier surviving the Merger.  Immediately following the Merger, the Bank, acquired UCFC’s wholly owned bank subsidiary, Home Savings Bank, and UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers.

Regulation

The Company is subject to regulation, examination and oversight by the Federal Reserve Board (“Federal Reserve”) and the SEC.  The Bank is subject to regulation, examination and oversight by the Federal Deposit Insurance Corporation (“FDIC”) and the Division of Financial Institutions of the Ohio Department of Commerce (“ODFI”).  In addition, the Bank is subject to regulations of the Consumer Financial Protection Bureau. The Company and the Bank must file periodic reports with the Federal Reserve, and examinations are conducted periodically by the Federal Reserve, the FDIC and the ODFI to determine whether the Company and the Bank are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Financial Condition

Assets at December 31, 2020, totaled $7.21 billion compared to $3.47 billion at December 31, 2019, an increase of $3.74 billion or 108.8%. The increase in assets was a direct result of the Merger which resulted in significant increases in most balance sheet categories.  Some of the larger increases in assets include loans receivable, net of undisbursed loan funds and deferred fees and costs, which increased $2.7 billion, securities, which increased $454.3 million, goodwill, which increased $217.9 million, bank owned life insurance, which increased $69.2 million and cash and cash equivalents, which increased $28.0 million.  These increases were primarily the result of an increase in total deposits of $3.2 billion and equity of $556.1 million.

Securities

The securities portfolio increased $454.3 million, or 160.3%, to $737.7 million at December 31, 2020. This increase is primarily a result of the acquisition of $262.8 million of available-for-sale securities pursuant to the Merger and purchases of $99.6 million.  The increase was largely offset by runoff, sales and amortization of $79.0 million.  For additional information regarding Premier’s investment securities see Note 5 to the Consolidated Financial Statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $2.71 billion, or 97.7%, to $5.49 billion at December 31, 2020. The increase was mainly due to $2.3 billion in loans acquired from the Merger. For more details on the loan balances, see Note 7 – Loans Receivable to the Consolidated Financial Statements.

The majority of Premier’s commercial real estate and commercial loans are to small- and mid-sized businesses. The combined commercial and commercial real estate loan portfolios totaled $3.58 billion and $2.08 billion at December 31, 2020 and 2019, respectively, and accounted for approximately 61.4% and 72.5% of Premier’s loan portfolio at the end of those respective periods.  Premier believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $1.20 billion at December 31, 2020, compared with $324.8 million at the end of 2019, with the increase primarily due to the Merger. At the end of 2020, such loans comprised 20.5% of the total loan portfolio, up from 11.3% at December 31, 2019.

Construction loans, which include one-to-four residential family and commercial real estate properties, increased to $667.6 million at December 31, 2020, compared to $305.3 million at December 31, 2019. These loans accounted for approximately 11.4% and 10.6% of the total loan portfolio at December 31, 2020 and 2019, respectively.

Home equity and home improvement loans increased to $272.7 million at December 31, 2020, from $122.9 million at the end of 2019. At the end of 2020, those loans comprised 4.7% of the total loan portfolio, down from 4.3% at December 31, 2019.

Consumer finance and mobile home loans were $120.7 million at December 31, 2020 up from $37.6 million at the end of 2019.  These loans accounted for approximately 2.1% and 1.3% of the total loan portfolio at December 31, 2020 and 2019, respectively.

In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans.  The Company requires an appraisal that is less than one year old for all new collateral dependent real estate loans, and all renewed collateral dependent real estate loans where significant new money is extended.  The appraisal process is handled by the Bank’s Credit Department, which selects the appraiser and orders the appraisal.  Premier’s loan policy prohibits the account officer from talking or communicating with the appraiser to insure that the appraiser is not influenced by the account officer in any way in making a determination of value.

The Bank generally does not require updated appraisals for performing loans unless significant new money is requested by the borrower.

When a collateral dependent loan is downgraded to classified status, the Bank reviews the most current appraisal on file and if appropriate, based on the Bank’s assessment of the appraisal, such as age, market, etc. the Bank will discount the appraisal amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by the Bank’s estimation of the selling costs.  In most instances, if the appraisal is more than twelve to fifteen months old, a new appraisal may be required. Finally, the Bank assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge-off is necessary.

All loans over 90 days past due and/or on non-accrual are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90-day delinquency occurs. When a collateral dependent loan moves to non-performing status, the Bank generally gets a new third party appraisal and charges the loan down appropriately based upon the new appraisal and an estimate of costs to liquidate the collateral.  All properties that are moved into the Other Real Estate Owned (“OREO”) category are supported by current appraisals, and the OREO is carried at the lower of cost or fair value, which is determined based on appraised value less the Bank’s estimate of the liquidation costs.

The Bank does not adjust any appraisals upward without written documentation of this valuation change from the appraiser.  When setting reserves and charge-offs on classified loans, appraisal values may be discounted downward based upon the Bank’s experience with liquidating similar properties.

Appraisals are received within approximately 60 days after they are requested.  The Bank’s Special Assets Committee reviews the amount of each new appraisal and makes any necessary charge-off decisions at its meeting prior to the end of each quarter.

Any partially charged-off collateral dependent loans are considered non-performing, and as such, would need to show an extended period of time with satisfactory payment performance as well as cash flow coverage capability supported by current financial statements before the Bank will consider an upgrade to performing status.   The Bank may consider moving the loan to accruing status after approximately six months of satisfactory payment performance.

The Bank monitors and tracks its loan to value quarterly to determine accuracy and any necessary charge-offs. Based on these results, changes may occur in the processes used.

Loan modifications constitute a troubled debt restructuring (“TDR”) if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. For  loans  that  are  considered  TDRs and the balance is over $500,000, the Bank either computes  the  present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair  value  of  the  collateral.   For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a specific reserve in the allowance for credit losses.  For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged-off. For loans that are considered TDRs and the balance is under $500,000 a specific reserve is carried in the allowance for credit losses based on a general reserve analysis.  Loan modification made as a result of COVID-19 may not be deemed TDR if certain criteria are met based on regulatory guidance.  As of December 31, 2020, and December 31, 2019, the Bank had $7.2 million and $8.5 million, respectively, of loans that were still performing and which were classified as TDRs.

Allowance for Credit Losses (“ACL”)

The Company adopted ASU 2016-13, the Current Expected Credit Loss (“CECL”) model on January 1, 2020.  Under CECL, a valuation reserve was established in the ACL and maintained through expense in the provision for credit losses.  Upon adoption of CECL, the Company made a one-time adjustment, net of taxes, to retained earnings for $1.9 million.  The ACL represents management’s assessment of the estimated credit losses the Company will receive over the life of the loan. ACL requires a projection of credit losses over the contract lifetime of the credit adjusted for prepayment tendencies.  Management analyzes the adequacy of the ACL regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrowers’ ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The ACL is a material estimate that is susceptible to significant fluctuation and is established through a provision for credit losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. The Company’s goal is to have 45-50% of the portfolio reviewed annually using a risk based approach.  Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the ACL associated with these types of loans.

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individually analyzed credits.  In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors.  If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows.  If the loan is individually analyzed and collateral dependent, then any shortfall is usually charged off.  The Company also considers the impacts of any Small Business Administration (“SBA”) or Farm Service Agency (“FSA”) guarantees. The specific reserve portion of the ACL was $4,274,000 at December 31, 2020, and $422,000 at December 31, 2019.

The second component is a general reserve, which is used to record credit loss reserves for groups of homogenous loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies.  In addition, the future economic environment is incorporated in projections with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast.  For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into 13 different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied for ACL.  Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate.  Commercial credits are comprised of commercial working capital, agriculture production and other commercial credits.  The Company utilizes three different methodologies to analyze loan pools.

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

The probability of default/loss given default (“PD/LGD”) methodology was selected as most appropriate for loan segments with average lives of three years or less and/or irregular payment structures.  This methodology was used for home equity and commercial portfolios.  A loan is considered to default if one of the following is detected:

•	Becomes 90 days or more past due;
•	Is placed on nonaccrual;
•	Is marked as a TDR; or
•	Is partially or wholly charged-off.

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

The quantitative general allowance increased to $29.2 million at December 31, 2020, up from $6.6 million at December 31, 2019, due to the impact of the Merger, including the larger loan portfolio, as well as the adoption of CECL and the impact of the economic downturn as a result of the COVID-19 pandemic.  .

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on the loan portfolios not individually analyzed for various factors.  The overall qualitative factors are based on nine sub-factors. The nine sub-factors have been aggregated into three qualitative factors: economic, environment and risk.

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

The qualitative analysis indicated a general reserve of $48.8 million at December 31, 2020, compared to $24.2 million at December 31, 2019.  The increase was mainly due to the Merger, which increased the pool of loans to which the qualitative reserves are applied, as well as changes in the economy as a result of the COVID-19 pandemic.  Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for all loan segments increased in 2020, primarily due to a recession in the national economy, an increase in local unemployment levels and uncertainty in global economic conditions.

The environmental factors for all loan segments decreased in 2020, mainly due to decreases in credit concentrations and a strengthened credit function.

The risk factors for all loan segments decreased in 2020 primarily due to the tightening of lending standards.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.87% for construction loans to 1.74% for other residential real estate loans at December 31, 2020.

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

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs during the year, the Company’s provision for credit losses as of December 31, 2020 was $43.1 million, which included $25.9 million attributable to the acquisition in the first quarter.  This is compared to $2.9 million for December 31, 2019. The ACL was $82.0 million at December 31, 2020, and $31.2 million at December 31, 2019. The ACL represented 1.49% of loans, net of undisbursed loan funds and deferred fees and costs at December 31, 2020, and 1.12% at December 31, 2019.  In management’s opinion, the overall ACL of $82.0 million as of December 31, 2020, was adequate to cover anticipated losses over the lifetime of the loan.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. During the year ended December 31, 2020, there were no write-downs of real estate held for sale. Management believes that the values recorded at December 31, 2020, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $90.4 million at December 31, 2020, compared to $34.6 million at December 31, 2019, an increase of $55.8 million, primarily due to the Merger.

The Company’s ratio of ACL to non-performing loans was 158.8% at December 31, 2020, compared to 232.5% at December 31, 2019. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at December 31, 2020, were appropriate.  Of the $51.7 million in non-accrual loans at December 31, 2020, $24.7 million or 47.8% are less than 90 days past due.

At December 31, 2020, the Company had total non-performing assets of $52.0 million, compared to $13.6 million at December 31, 2019, primarily due to the Merger. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale.  OREO balance was $343,000 and $100,000 as of December 31, 2020 and 2019, respectively.

The net charge-offs and non-accrual loan balances as a percentage of total are presented in the table below at December 31, 2020 and 2019.

	For the Twelve Months Ended		As of December 31,
	December 31, 2020		2020
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential real estate	$(39)	-1.65%	$11,043	21.00%
Commercial real estate	(1,287)	-54.30%	12,058	23.00%
Construction	1	0.04%	806	2.00%
Commercial	(1,163)	-49.07%	1,355	3.00%
Home equity and improvement	(98)	-4.14%	1,869	4.00%
Consumer finance	104	4.39%	1,586	3.00%
PCD	4,852	204.73%	22,965	44.00%
Total	$2,370	100.00%	$51,682	100.00%

	For the Twelve Months Ended		As of December 31,
	2019		2019
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$322	4600.00%	$2,411	18.00%
Construction	—	0.00%	—	0.00%
Commercial real estate	(497)	-7100.00%	7,609	57.00%
Commercial	(114)	(1,628.57)%	2,961	22.00%
Consumer finance	221	3157.14%	7	0.00%
Home equity and improvement	61	871.43%	449	3.00%
Total	$(7)	100.00%	$13,437	100.00%

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential real estate	$17,534	20.5%	$2,867	11.3%
Commercial real estate	43,417	40.8%	16,302	52.4%
Construction	2,741	11.4%	996	10.6%
Commercial loans	11,665	20.6%	9,003	20.1%
Home equity and improvement loans	4,739	4.7%	1,700	4.3%
Consumer loans	1,983	2.1%	375	1.3%
	$82,079	100.0%	$31,243	100.0%

Loans Acquired with Impairment

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

High Loan-to-Value Mortgage Loans

The majority of Premier’s mortgage loans are collateralized by one-to-four-family residential real estate, have loan-to-value ratios of 80% or less, and are made to borrowers in good credit standing. The Bank usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (“PMI”). Management also periodically reviews and monitors the financial viability of its PMI providers.

The Bank originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by the Bank’s Chief Credit Officer. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land).  These loans are generally paying as agreed.

Premier does not make interest-only, first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill was $317.9 million at December 31, 2020, and $100.1 million at December 31, 2019 an increase of $217.8 million that is primarily attributable to the Merger.  Core deposit intangibles and other intangible assets increased to $30.3 million at December 31, 2020, compared to $3.8 million at December 31, 2019.  During 2020, changes to the core deposit intangibles and other intangibles resulted directly from the Merger and were partially offset by the recognition of $6.4 million of amortization.  No impairment of goodwill was recorded in 2020 or 2019.

Deposits

Total deposits at December 31, 2020, were $6.05 billion compared to $2.87 billion at December 31, 2019, an increase of $3.2 billion, or 110.7%, which includes $2.08 billion from the Merger.  Noninterest-bearing checking accounts grew by $966.9 million, interest-bearing checking accounts and money markets grew by $1.4 billion, savings increased by $397.3 million and retail certificates of deposit grew by $383.6 million.  Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 11 – Deposits to the Consolidated Financial Statements.

Borrowings

Premier did not have any FHLB advances or securities sold with agreements to repurchase at December 31, 2020, compared to $85.2 million and $3.0 million, respectively at December 31, 2019. The increase in deposits allowed the Bank to pay down all outstanding advances in 2020.

Subordinated Debentures

Subordinated debentures were $84.9 million at December 31, 2020, an increase of $48.8 million from the December 31 2019 balance of $36.1 million.  In 2020, the Company issued $50.0 million aggregate principal amount fixed-to-floating rate subordinated notes due in 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended.  These notes carry a fixed rate of 4.00% for five years then a floating rate equal to the three-month SOFR rate plus 388.5 basis points.  The Company may, at its option, redeem the notes, in whole or part, from time to time, subject to certain conditions, beginning on September 30, 2025.  The net proceeds of the sale were approximately $48.8 million, after deducting the estimated offering expenses.

Equity

Total stockholders’ equity increased $556.1 million to $982.3 million at December 31, 2020, compared to $426.2 million at December 31, 2019. The increase in stockholders’ equity was the result of the $527.3 million in stock issued for the Merger and recording net income of $63.1 million along with an increase in Other Comprehensive Income.   This was partially offset by the payment of $32.9 million of common stock dividends and the repurchase of 435,000 shares of common stock totaling $10.2 million.

Results of Operations

Summary

Premier reported net income of $63.1 million for the year ended December 31, 2020, compared to $49.4 million and $46.2 million for the years ended December 31, 2019 and 2018, respectively.  On a diluted per common share basis, Premier earned $1.75 in 2020, $2.48 in 2019 and $2.26 in 2018. The results for 2020 include eleven months of income and expenses from UCFC compared to none in 2019 as well as $1.01 in Merger-related expense and additional provision cost as a result of the Merger and the adoption of CECL.

Net Interest Income

Premier’s net interest income is determined by its interest rate spread (i.e., the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of average interest-earning assets and interest-bearing liabilities.

Net interest income was $208.0 million for the year ended December 31, 2020, compared to $115.6 million and $108.3 million for the years ended December 31, 2019 and 2018, respectively. The tax-equivalent net interest margin was 3.52%, 3.93% and 3.98% for the years ended December 31, 2020, 2019 and 2018, respectively. The margin decreased 41 basis points between 2020 and 2019 primarily due to the drop in treasury rates along with the declines in the federal funds rates impacting asset yields more negatively than deposit costs.  Interest-earning asset yields decreased 75 basis points (to 4.03% in 2020 from 4.78% in 2019) but the cost of interest- bearing liabilities between the two periods only decreased 44 basis points (to 0.70% in 2020 from 1.14% in 2019).

Total interest income increased by $96.9 million, or 68.7%, to $237.9 million for the year ended December 31, 2020, from $141.1 million for the year ended December 31, 2019. This increase was primarily due to loans acquired in the Merger and the impact of acquisition marks and related accretion.  Interest income from loans increased to $225.1 million for 2020 compared to $130.9 million in 2019, which represents an increase of 72.0%.  The average balance of loans receivable increased $2.6 billion to $5.2 billion at December 31, 2020, up from $2.6 billion at December 31, 2019.

During the same period, the average balance of investment securities increased to $544.6 million in 2020 from $294.0 million for the year ended December 31, 2019, primarily as a result of the Merger.  Interest income from investment securities increased to $11.5 million in 2020 compared to $8.2 million in 2019.

Interest expense increased by $4.5 million to $29.9 million in 2020 compared to $25.4 million 2019. This increase was mainly due to a $2.1 billion increase in the average balance of interest-bearing liabilities offset by a 44 basis point decrease in the average cost of interest-bearing liabilities in 2020. The average balance of interest-bearing deposits increased $1.9 billion to $4.1 billion at December 31, 2020, up from $2.1 billion at December 31, 2019.  Interest expense related to interest-bearing deposits was $26.9 million in 2020 compared to $22.6 million in 2019.

Interest expense on FHLB advances and other interest-bearing funding sources was $1.7 million and $32,000 respectively, in 2020 and $1.4 million and $25,000, respectively in 2019.  The increase in FHLB advance expense was due to the Merger.   Interest expense recognized by the Company related to subordinated debentures was $1.3 million in 2020 and $1.4 million in 2019.

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

Interest expenses on FHLB advances and other interest-bearing funding sources were $1.4 million and $25,000 respectively, in 2019 and $1.3 million and $23,000, respectively, in 2018.  The increase in FHLB advance expense was due to advances that matured in 2019 being replaced with advances with a higher interest rate than in 2018.  Interest expense recognized by the Company related to subordinated debentures was $1.4 million in 2019 and $1.3 million in 2018.

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31
	(Dollars In Thousands)
	2020			2019			2018
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
Interest-Earning Assets:
Loans receivable (4)	$5,224,357	$225,179	4.31%	$2,597,864	$130,943	5.04%	$2,382,941	$114,500	4.80%
Securities (5)	544,643	12,393	2.28%	294,027	9,060	3.08%	279,867	9,036	3.23%
Interest-earning deposits	124,011	435	0.35%	65,424	1,395	2.13%	63,261	1,270	2.01%
FHLB stock	38,954	958	2.46%	12,347	653	5.29%	15,146	915	6.04%
Total interest-earning assets	5,931,965	238,965	4.03%	2,969,662	142,051	4.78%	2,741,215	125,721	4.59%
Noninterest-earning assets	660,668			314,118			307,310
Total Assets	$6,592,633			$3,283,780			$3,048,525
Interest-Bearing Liabilities:
Interest-bearing deposits	$4,050,958	$26,918	0.66%	$2,122,439	$22,613	1.07%	$1,945,114	$13,897	0.71%
FHLB advances	187,745	1,691	0.90%	73,013	1,443	1.98%	73,421	1,261	1.72%
Subordinated debentures	48,471	1,300	2.68%	36,083	1,354	3.75%	36,083	1,281	3.55%
Other borrowings	6,047	32	0.53%	3,924	25	0.64%	8,947	23	0.26%
Total interest-bearing liabilities	4,293,221	29,941	0.70%	2,235,459	25,435	1.14%	2,063,565	16,462	0.80%
Noninterest-bearing demand deposits	1,311,478	—	—	594,785	—	—	562,439	—	—
Total including non- interest- bearing demand deposits	5,604,699	29,941	0.53%	2,830,244	25,435	0.90%	2,626,004	16,462	0.63%
Other noninterest liabilities	89,842			47,250			38,216
Total Liabilities	5,694,541			2,877,494			2,664,220
Stockholders’ equity	898,092			406,286			384,305
Total liabilities and stockholders’ equity	$6,592,633			$3,283,780			$3,048,525
Net interest income; interest rate spread (2)		$209,024	3.33%		$116,616	3.64%		$109,259	3.79%
Net interest margin (3)			3.52%			3.93%			3.98%
Average interest-earning assets to average interest- bearing liabilities			138.2%			132.8%			132.8%

(1)

Interest on certain tax exempt loans and tax-exempt securities in 2020, 2019 and 2018 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

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

See Non-GAAP Financial Measure discussion above for further details.

The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Premier’s tax-equivalent interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) change in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31
	(In Thousands)
	2020 vs. 2019			2019 vs. 2018
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(21,374)	$115,610	$94,236	$5,788	$10,655	$16,443
Securities	(2,844)	6,177	3,333	(422)	446	24
Interest-earning deposits	(1,669)	709	(960)	81	44	125
FHLB stock	(499)	804	305	(105)	(157)	(262)
Total interest-earning assets	$(26,386)	$123,300	$96,914	$5,342	$10,988	$16,330
Interest-Bearing Liabilities
Deposits	$(10,774)	$15,079	$4,305	$7,352	$1,364	$8,716
FHLB advances	(1,102)	1,351	249	189	(7)	182
Subordinated Debentures	(446)	392	(54)	73	—	73
Notes Payable	(5)	12	7	20	(18)	2
Total interest- bearing liabilities	$(12,327)	$16,834	$4,507	$7,634	$1,339	$8,973
Increase in net interest income			$92,407			$7,357

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for credit losses – Premier’s provision for credit losses was $43.1 million for the year ended December 31, 2020, compared to $2.9 million for December 31, 2019, and $1.2 million for December 31, 2018.  The increase in provision for 2020 includes $25.9 million related to acquisition accounting under CECL for the Merger. The remaining increase is generally due to the larger loan portfolio post-Merger and the impact of the COVID-19 pandemic.

Provisions for credit losses are charged to earnings to bring the total allowance for credit losses to a level deemed appropriate by management to absorb anticipated losses over the life of the loan. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by Premier, the amount of non-performing loans, the amount of loans graded by management as substandard, doubtful, or loss, general economic conditions (particularly as they relate to Premier’s market areas) and other factors related to the collectability of Premier’s loan portfolio. See also Allowance for Credit Losses in this Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements.

Noninterest Income – Noninterest income increased by $35.7 million, or 79.5%, in 2020 to $80.7 million up from $45.0 million for the year ended December 31, 2019.  The increase is primarily due to the Merger with 11 months of combined operations in 2020 compared to none in 2019. Noninterest income decreased by $873 million, or 2.2%, in 2019 compared to the $40.1 million recognized in 2018.

Service fees and other charges increased to $21.4 million for the year ended December 31, 2020, from $14.0 million for 2019. The increase in service fees and other charges in 2019 is primarily due to the Merger.

Noninterest income also includes gains, losses and impairment on investment securities. In 2019, Premier realized a $1.6 million gain on sale of securities compared to a $24,000 gain in 2019 and a gain of $173,000 for 2018.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $28.2 million, $9.5 million and $7.0 million in 2020, 2019 and 2018, respectively. The $18.7 million increase in 2020 from 2019 was primarily attributable to an increase in the gain on sale of loans of $20.5 million and a $3.5 million increase in mortgage servicing revenue offset by an increase of $5.7 million in mortgage servicing rights amortization expense and a $7.7 million negative change in the valuation adjustments on mortgage servicing rights.  Premier originated more residential mortgages for sale into the secondary market in 2020 compared with 2019 as a result of the Merger and due to increased refinance activity as long term interest rates fell in 2020.  The balance of the mortgage servicing right valuation allowance was $8.0 million at the end of 2020.

The $2.4 million increase in 2019 from 2018 is primarily attributable to an increase in the gain on sale of loans of $3.2 million offset by an increase of $468,000 in mortgage servicing rights amortization expense and a $366,000 negative change in the valuation adjustments on mortgage servicing rights.  Premier originated more residential mortgages for sale into the secondary market in 2019 compared with 2018 as long term interest rates fell resulting in more refinance activity.  The balance of the mortgage servicing right valuation allowance was $534,000 at the end of 2019.

Gains on the sale of non-mortgage loans, which include SBA and FSA loans, totaled $324,000 in 2020 compared to $226,000 in 2019 and $317,000 in 2018.  Fluctuations in the volume of eligible SBA loans were the reasons for the difference in income year to year to year.

Insurance commission income increased to $16.8 million at December 31, 2020, up $2.7 million from $14.1million in 2019 primarily as a result of the Merger.  Insurance commission income was flat between 2019 and 2018 at $14.1 million.

Income from bank owned life insurance (“BOLI”) increased $1.1 million in 2020 to $3.3 million up from $2.2 million in 2019. Income in 2018 was $1.8 million.

Wealth income increased $3.1 million to $6.2 million in 2020 up from $3.1 million in 2019 and $2.9 million in 2018.  The increase in 2020 is due to the Merger and was primarily driven by an increase in trust revenue of $1.7 million and securities commissions of $1.3 million.

Other noninterest income increased $1.2 million to $3.0 million in 2020 compared to $1.8 million in 2019 and $(222,000) in 2018.  The increase in 2020 is primarily attributable to the Merger.  The increase in 2019 is primarily attributable to a $907,000 increase in value on deferred compensation plan assets compared to a $388,000 decrease in value on deferred compensation plan assets in 2018. Stock market performance determines the increase or decrease in the deferred compensation plan assets and can be highly volatile.

Noninterest Expense – Total noninterest expense for 2020 was $165.2 million compared to $97.1 million for the year ended December 31, 2019, and $89.3 million for the year ended December 31, 2018.  The increase is primarily due to the Merger with 11 months of combined operations in 2020 compared to none in 2019 or 2018.

Compensation and benefits increased $20.0 million, or 35.1%, to $77.2 million in 2020 up from $57.2 million in 2019.  The increase is mainly attributable to an increase in staff from the Merger.  Merger costs related to the acquisition and integration of UCFC increased $18.1 million to $19.5 million for 2020 compared to $1.4 million in 2019.  The amortization of intangibles increased $5.3 million to $6.4 million at the end of 2020 compared to $1.1 million in 2019 as a result of an increase in intangibles from the Merger.  Occupancy expense increased $7.3 million, to $16.3 million in 2020 compared to $9.0 million in 2019, financial institutions tax increased $2.0 million to $4.2 million in 2020 from $2.2 million in 2019 and data processing expense increased $6.8 million to $14.9 million in 2020 from $8.1 million in 2019.  The FDIC insurance premium increased to $3.4 million from $484,000 as a result of the Merger and an increase in assets from the Paycheck Protection Program (“PPP”) lending program.  Other noninterest expenses increased $5.7 million to $23.3 million in 2020 from $17.6 million in 2019.

Compensation and benefits increased $4.6 million, or 8.8%, to $57.2 million in 2019 from $52.6 million in 2018.  The increase is mainly related to merit increases and increases in health care. Occupancy expense increased $386,000, to $9.0 million in 2019 compared to $8.6 million in 2018 while data processing expense decreased $500,000 to $8.1 million in 2019 from $8.6 million in 2018.  Other noninterest expenses increased $3.7 million to $22.3 million in 2019 from $18.6 million in 2018.  The increase is due to one-time acquisition related charges associated with the acquisition of UCFC, which were $1.4 million in 2019 compared to zero in 2018.  In addition, 2019 saw a $2.2 million increase in expense for an increase in the liability associated with the deferred compensation plan year over year as a result of the stock market performance in 2019 compared to 2018.  See Note 19 to the Consolidation Financial Statements for further details.

Income Taxes – Income taxes totaled $16.2 million in 2020 compared to $11.3 million in 2019 and $10.6 million in 2018. The effective tax rates for those years were 20.4%, 18.6%, and 18.7%, respectively. The tax rate is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes to the Consolidated Financial Statements for further details.

Concentrations of Credit Risk

Financial institutions such as Premier generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. As of December 31, 2020. Premier’s loan portfolio was concentrated geographically in its northeast, northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has also identified lending for income-generating rental properties within commercial real estate as an industry concentration. Total loans for income-generating rental property totaled $1.9 billion at December 31, 2020, which represents 33.1% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.34% at December 31, 2020. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash (used in) generated from operating activities was ($55.6) million, $39.7 million and $53.1 million in 2020, 2019 and 2018, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for credit losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.  The negative cash from operating activities in 2020 was primarily due to the Company’s decision to originate and sell construction loans held for sale for the first time.  Due to the time it takes to complete the construction and sell the loans, the cash used in the origination of loans held for sale greatly exceeded the proceeds from the sale of loans held for sale.  Since this is strictly a timing difference, the Company was comfortable paying out dividends on its common stock in 2020 even with the negative cash provided by operating activities.

The primary investing activity of Premier is lending and the purchase of available-for-sale securities, which are funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities.  The net cash used for investing activities was $541.9 million, $225.3 million and $213.0 million in 2020, 2019 and 2018, respectively.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. The net cash provided by financing activities was $625.5 million, $218.0 million and $145.2 million in 2020, 2019 and 2018, respectively.  For additional information about cash flows from Premier’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows and related Notes included in the Consolidated Financial Statements.

At December 31, 2020, Premier had the following commitments to fund deposits, borrowing obligations, leases and post-retirement benefits:

	Maturity Dates by Period at December 31, 2020
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Certificates of deposit	$1,122,430	$781,972	$253,691	$84,803	1,964
Subordinated debentures	84,860	—	—	—	84,860
Lease obligations	24,933	2,429	4,434	3,050	15,020
Post-retirement benefits	1,787	174	379	374	860
Total contractual obligations	$1,234,010	$784,575	$258,504	$88,227	$102,704

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2020, Premier had additional borrowing capacity of $1.4 billion under its agreements with the FHLB.

The Bank is subject to various capital requirements. At December 31, 2020, the Bank had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about Premier and the Bank’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Premier has established various accounting policies that govern the application of GAAP in the preparation of its Consolidated Financial Statements. The significant accounting policies of Premier are described in the Notes to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities and management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of Premier.

Allowance for credit losses - Premier believes the allowance for credit losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its Consolidated Financial Statements. In determining the appropriate estimate for the allowance for credit losses, management considers a number of factors relative to both specific credits in the loan portfolio and macro-economic factors relative to the economy of the U.S. as a whole and the economies of the areas in which the Company does business.

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

Economic factors that are considered include levels of unemployment and inflation, GDP growth, Federal Reserve stimulus and broad global and national economic conditions.

In addition to the identification of specific customers who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, and other factors in providing for credit losses that have not been specifically classified. Management believes that the level of its allowance for credit losses is sufficient to cover the current expected credit losses. Refer to Allowance for credit losses in this Management’s Discussion and Analysis and Note 2 - Statement of Accounting Policies for a further description of the Company’s estimation process and methodology related to the allowance for credit losses.

Goodwill and Intangibles - Premier has two reporting units: the Bank and First Insurance. At December 31, 2020, Premier had goodwill of $317.9 million, including $295.6 million in the Bank and $22.3 million in First Insurance. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Premier evaluated goodwill as of December 31, 2020 and resulted in no additional testing or impairment.  If, for any future period Premier determines that there has been impairment in the carrying value of goodwill balances, Premier will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

Premier has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. Premier determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2020 and 2019.

Off- Balance Sheet Arrangements - For information regarding off-balance sheet commitments as of December 31, 2020, reference Footnote 6 – Commitments and Contingent Liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

A significant portion of the Company’s revenues and net income is derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company’s performance due to changes in interest rates. The Company attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. Premier does not presently use off-balance sheet derivatives for risk management.

Premier monitors interest rate risk on a quarterly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. It should be noted that other areas of Premier’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates, but are not considered in the simulation of net interest income.

The table below presents, for the twelve months subsequent to December 31, 2020, and December 31, 2019, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  The Company did not complete an earnings at risk analysis for the down 200 basis point change in rates as of December 31, 2020 or December 31, 2019.

	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2020		December 31, 2019
Immediate Change in Interest Rates
+200	$15,215	7.24%	$4,477	3.80%
+100	7,908	3.76%	2,487	2.11%
-100	(5,036)	-2.40%	(5,335)	-4.53%

The results of all the simulation scenarios are within the Board mandated guidelines as of December 31, 2020.  Management reviews the Board policy limits in all scenarios to determine if they are adequate and if any changes should be made to Board mandated guidelines.

In addition to the simulation analysis, the Bank also prepares an economic value of equity (“EVE”) analysis. This analysis generally calculates the net present value of the Bank’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. However, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2020, was considered to be unlikely given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following tables.

	December 31, 2020

	Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 400 bp	1,474,119	228,654	18.36%
+ 300 bp	1,441,004	195,539	15.70%
+ 200 bp	1,394,640	149,175	11.98%
+ 100 bp	1,335,538	90,073	7.23%
0 bp	1,245,465	—	—
- 100 bp	1,103,896	(141,569)	(11.37)%

	December 31, 2019

	Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 400 bp	769,381	107,066	16.17%
+ 300 bp	753,286	90,971	13.74%
+ 200 bp	729,852	67,537	10.20%
+ 100 bp	701,004	38,689	5.84%
0 bp	662,315	—	—
- 100 bp	601,361	(60,954)	(9.20)%

In evaluating the Bank’s exposure to interest rate risk, certain shortcomings inherent in each of the methods of analysis presented must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates while interest rates on other types of financial instruments may lag behind current changes in market rates. Furthermore, in the event of changes in rates, prepayments and early withdrawal levels could differ significantly from the assumptions in calculating the table and the results therefore may differ from those presented.

Item 8.Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of Premier Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in  Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in this Item 8.

/s/ Donald P. Hileman	/s/ Paul Nungester
Donald P. Hileman	Paul Nungester
Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Premier Financial Corp.

Defiance, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Premier Financial Corp. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Corporation has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (“ASC 326”). The Corporation adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also related to a critical audit matter communicated below.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Notes 2 and 7 to the financial statements, the Company adopted ASC 326, Financial Instruments – Credit Losses, as of January 1, 2020, which, among other things, required that the Company recognize expected credit losses over the contractual lives of financial assets carried at amortized cost, including loan receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. See also the explanatory paragraph above. The allowance for credit losses (“ACL”) was $82,079,000 at December 31, 2020, and consists of two components: a specific reserve based on an analysis of individually evaluated loans, and a general reserve which represents currently anticipated credit losses of the homogeneous loans (“general reserve”).  The general reserve consists of both quantitative and qualitative components and comprises the majority of the ACL.  The calculation of the general reserve of the ACL involves significant estimates and subjective assumptions which require a high degree of judgment.

As described in Notes 2 and 7, the quantitative component is determined using a discounted cash flow (“DCF”) methodology for certain portfolio segments and a probability of default/loss given default (“PD/LGD”) methodology for others.  Both methodologies require the projection of future loan repayments and estimated loan losses, based on assumptions which consider and are impacted by reasonable and supportable forecasts.  Changes in these assumptions can have a material impact on estimated loan losses.  Qualitative adjustments are applied to the quantitative component to adjust for the current environment and include consideration of subjective factors such as the impact that levels of, and trends in loan delinquencies, changes in risk selection and underwriting standards and national and local economic trends and conditions will have on expected lifetime loan losses.

The ACL was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective judgements and complex computations made by management, including the need to assign more experienced auditors to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls over the inputs and assumptions used to estimate the quantitative and qualitative components, including controls addressing:

o

Management’s review of the inputs and assumptions used in the DCF and PD/LGD loss estimation models including their development and deployment into the models which compute the quantitative component of the general reserve.

o	Management’s review of the completeness and accuracy of data inputs used as the basis for the allowance allocations resulting from the qualitative factors.
o	Management’s review of the mathematical accuracy of the allowance calculation.

•	Substantively testing management’s process, including evaluating their judgments and assumptions which included:

o	Evaluation of the completeness and accuracy of data inputs used as a basis for the quantitative and qualitative components.
o

Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the qualitative factors and the resulting allocation to the allowance.  Among other procedures, our evaluation considered, evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently from period to period.

o	Analytically evaluating the qualitative factors for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the computed quantitative and qualitative factors to the loan portfolios.

Accounting for Significant Business Acquisition – Acquired Loans and Core Deposit Intangible

As more fully described in Notes 1 and 3, during 2020, the Company completed the acquisition of United Community Financial Corp. for stock and cash consideration totaling approximately $527,443,000. Accounting for an acquisition requires management to make significant judgements and assumptions to estimate the fair value of assets acquired, including the fair values of loans and core deposit intangibles, and liabilities assumed.

We identified the Company’s recording of its acquisition of United Community Financial Corp. as a critical audit matter because it involved especially subjective auditor judgment and specialized skills when evaluating management’s judgments with respect to the valuation of acquired loans and intangible assets, the majority of which was a core deposit intangible, and were initially recorded at $2,340,701,000 and $33,014,000 respectively. The primary procedures performed to address this critical audit matter included:

•

Testing the effectiveness of management’s review controls over the accuracy of data, the appropriateness of assumptions and the estimated fair values reported by the Company engaged valuation specialists for acquired loans and core deposit intangible assets.

•	Substantively testing the completeness and accuracy of data provided to Company engaged valuation specialists.
•

With the assistance of our valuation specialists, substantively testing the reasonableness of the loan and core deposit intangible fair value estimates by independently developing assumptions, performing shadow calculations and comparing the results to the fair value estimates prepared by Company engaged valuations specialists.

/s/ Crowe LLP
Crowe LLP
Cleveland, Ohio
March 12, 2021

Premier Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in Thousands, except per share data)

	December 31
	2020	2019
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$79,593	$46,254
Federal funds sold	79,673	85,000
	159,266	131,254
Securities available-for-sale, carried at fair value	736,654	283,448
Equity securities	1,090	—
	737,744	283,448
Loans held for sale, at fair value at December 31, 2020	221,616	18,008
Loans receivable, net of allowance for credit losses of $82,079 and $31,243 at December 31, 2020 and 2019, respectively	5,409,161	2,746,321
Mortgage servicing rights	13,153	10,267
Accrued interest receivable	25,434	10,244
Federal Home Loan Bank (FHLB) stock	16,026	11,915
Bank owned life insurance	144,784	75,544
Premises and equipment	58,665	39,563
Real estate and other assets held for sale (OREO)	343	100
Goodwill	317,948	100,069
Core deposit and other intangibles	30,337	3,772
Other assets	77,257	38,487
Total assets	$7,211,734	$3,468,992

continued

Premier Financial Corp

Consolidated Statements of Financial Condition (continued)

(Dollars in Thousands, except per share data)

	December 31
	2020	2019
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,597,262	$630,359
Interest-bearing	4,450,579	2,239,966
Total	6,047,841	2,870,325
Advances from the Federal Home Loan Bank	—	85,063
Securities sold under agreements to repurchase	—	2,999
Subordinated debentures	84,860	36,083
Advance payments by borrowers	21,748	5,491
Reserve for credit losses - unfunded commitments	5,350	571
Other liabilities	69,659	42,293
Total liabilities	6,229,458	3,042,825
Commitments and Contingent Liabilities (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 25,371,086 shares issued and 37,291,480 and 19,729,886 shares outstanding, respectively	306	127
Additional paid-in capital	689,390	161,955
Accumulated other comprehensive income, net of tax of $3,988 and $1,221, respectively	15,004	4,595
Retained earnings	356,414	329,175
Treasury stock, at cost, 6,005,780 and 5,641,200 shares respectively	(78,838)	(69,685)
Total stockholders’ equity	982,276	426,167
Total liabilities and stockholders’ equity	$7,211,734	$3,468,992

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31
	2020	2019	2018
Interest Income
Loans	$225,084	$130,853	$114,398
Investment securities:
Taxable	3,509	4,883	4,738
Tax-exempt	7,960	3,300	3,396
Interest-bearing deposits	435	1,395	1,270
FHLB stock dividends	958	653	915
Total interest income	237,946	141,084	124,717
Interest Expense
Deposits	26,918	22,613	13,897
Federal Home Loan Bank advances and other	1,691	1,443	1,261
Subordinated debentures	1,300	1,354	1,281
Securities sold under agreement to repurchase	32	25	23
Total interest expense	29,941	25,435	16,462
Net interest income	208,005	115,649	108,255
Credit loss expense - loans and leases (1)	43,154	2,905	1,176
Credit loss (benefit) expense - unfunded commitments (1)	1,096	(21)	82
Net interest income after provision for credit losses	163,755	112,765	106,997
Non-interest Income
Service fees and other charges	21,369	14,028	13,100
Mortgage banking income	28,199	9,483	7,077
Insurance commissions	16,788	14,118	14,085
Gain on sale of non-mortgage loans	324	226	317
Gain on sale of securities available for sale	1,464	24	173
Gain on equity securities	90	—	—
Wealth management income	6,159	3,127	2,911
Income from Bank Owned Life Insurance	3,306	2,158	1,767
Other non-interest income	2,985	1,792	(222)
Total non-interest income	80,684	44,956	39,208
Non-interest Expense
Compensation and benefits	77,213	57,175	52,566
Occupancy	16,320	9,027	8,641
FDIC insurance premium	3,355	484	1,021
Financial institutions tax	4,173	2,194	2,118
Data processing	14,886	8,055	8,555
Acquisition related charges	19,485	1,422	—
Amortization of intangibles	6,449	1,119	1,312
Other non-interest expense	23,289	17,608	15,117
Total non-interest expense	165,170	97,084	89,330
Income before income taxes	79,269	60,637	56,875
Federal income taxes	16,192	11,267	10,626
Net Income	$63,077	$49,370	$46,249
Earnings per common share (Note 4)
Basic	$1.75	$2.49	$2.27
Diluted	$1.75	$2.48	$2.26

(1)	Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31
	2020	2019	2018
Net income	$63,077	$49,370	$46,249
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	14,431	8,754	(3,356)
Reclassification adjustment for (gains) losses realized in income	(1,464)	(24)	(173)
Net unrealized gains (losses)	12,967	8,730	(3,529)
Income tax effect	(2,723)	(1,834)	742
Net of tax amount	10,244	6,896	(2,787)
Change in unrealized gain/(loss) on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	195	(310)	560
Net amortization and deferral	13	14	18
Net gain (loss) activity during the period	208	(296)	578
Income tax effect	(43)	143	(203)
Net of tax amount	165	(153)	375
Total other comprehensive income (loss)	10,409	6,743	(2,412)
Comprehensive income	$73,486	$56,113	$43,837

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

	Preferred Stock	Common Stock Shares(1)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholder’s Equity
Balance at December 31, 2017	$—	20,312,082	$127	$160,940	$217	$262,900	$(50,898)	$373,286
Net income						46,249		46,249
Other comprehensive loss					(2,412)			(2,412)
Adoption of ASU 2018-02					47	(47)		—
Deferred compensation plan							636	636
Stock based compensation expense				420				420
Shares issued under stock option plan, net of 8,872 repurchased and retired		38,628		(93)		(270)	474	111
Restricted share activity under stock incentive plans net of 17,818 repurchased and retired		48,300		258		(201)	511	568
Shares issued from direct stock sales		3,542		68			36	104
Shares repurchased		(231,160)					(6,330)	(6,330)
Common stock dividends paid ($0.64 per share)						(13,043)		(13,043)
Balance at December 31, 2018	$—	20,171,392	$127	$161,593	$(2,148)	$295,588	$(55,571)	$399,589
Net income						49,370		49,370
Other comprehensive income					6,743			6,743
Deferred compensation plan				(80)			158	78
Stock based compensation expense				286				286
Shares issued under stock option plan, net of 178 repurchased and retired		19,022		(32)		(5)	226	189
Restricted share activity under stock incentive plans net of 27,728 repurchased and retired		51,194		117		(154)	597	560
Shares issued from direct stock sales		4,255		71			52	123
Shares repurchased		(515,977)					(15,147)	(15,147)
Common stock dividends paid ($0.79 per share)						(15,624)		(15,624)
Balance at December 31, 2019	$—	19,729,886	$127	$161,955	$4,595	$329,175	$(69,685)	$426,167
Net income						63,077		63,077
Other comprehensive income					10,409			10,409
Adoption of ASC 326						(2,566)		(2,566)
Deferred compensation plan		7,524		24			(24)	—
Stock based compensation expense				2,312				2,312
Capital stock issuance related to acquisition		17,926,174	179	527,132				527,311
Vesting of incentive plans		39,548		(1,864)			493	(1,371)
Shares issued under stock option plan, net		11,408		(122)			122	—
Restricted share issuance		13,349		198		(374)	176	—
Restricted share forfeitures		(2,265)		13			(13)	—
Shares issued from direct stock sales		1,148					18	18
Shares repurchased		(435,292)					(10,183)	(10,183)
Common stock dividends paid ($0.88 per share)						(32,898)		(32,898)
Other, net				(258)			258	—
Balance at December 31, 2020	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on July 12, 2018.

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2020	2019	2018
Operating Activities
Net income	$63,077	$49,370	$46,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	44,250	2,905	1,176
Depreciation	6,512	4,231	3,688
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	(5,157)	730	861
Amortization of mortgage servicing rights, net of impairment charges/recoveries	15,456	2,043	1,209
Amortization of intangibles	6,449	1,119	1,312
Gain on sale of loans	(36,683)	(7,932)	(4,819)
Loss on sale or disposals or write-downs of property, plant and equipment	—	10	13
(Gain) loss on sale or write-down of OREO and other assets held for sale	(10)	180	581
(Gain) on sale of available for sale securities	(1,464)	(24)	(173)
Unrealized gain on equity securities	(90)	—	—
Change in deferred taxes	(9,781)	(419)	881
Proceeds from sale of loans held for sale	847,141	302,554	212,688
Origination of loans held for sale	(967,861)	(308,434)	(205,884)
Stock option expense	2,312	286	420
Restricted stock vesting	(1,371)	560	568
Excess tax benefit (expense) on stock compensation plans	—	(108)	(154)
Income from bank owned life insurance	(3,306)	(2,158)	(1,767)
Changes in:
Accrued interest receivable and other assets	(14,729)	(6,916)	(2,878)
Other liabilities	(363)	1,688	(916)
Net cash provided by operating activities	(55,618)	39,685	53,055
Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	—	120	122
Proceeds from maturities, calls and paydowns of available-for-sale securities	124,731	49,104	32,620
Proceeds from sale of available-for-sale securities	52,420	2,667	5,503
Proceeds from sale of OREO	1,081	1,262	887
Proceeds from sale of office properties and equipment	—	—	14
Purchases of available-for-sale securities	(362,426)	(33,463)	(76,647)
Purchases of equity securities	(1,000)	—	—
Purchases of office properties and equipment	(5,361)	(3,134)	(4,168)
Investment in bank owned life insurance	—	(6,600)	—
Proceeds from bank owned life insurance death benefit	—	874	337
Proceeds from sale of bank owned life insurance	—	—	17,689
Proceeds from FHLB stock redemption	8,642	2,302	1,775
Net cash received (paid) in acquisitions	52,448	(1,600)	—
Proceeds from sale of non-mortgage loans	5,241	21,239	28,729
Net increase in loans receivable	(417,630)	(258,119)	(219,885)
Net cash used in investing activities	(541,854)	(225,348)	(213,024)
Financing Activities
Net increase in deposits	1,098,867	249,443	183,037
Net increase advance payments by borrowers	(10,035)	1,839	727
Net change in Federal Home Loan Bank advances and PPPLF	(466,063)	(126)	910
Proceeds from subordinated debentures	48,777	—	—
Decrease in securities sold under repurchase agreements	(2,999)	(2,742)	(20,278)
Cash dividends paid on common stock	(32,898)	(15,624)	(13,043)
Net cash paid for repurchase of common stock	(10,183)	(15,147)	(6,330)
Proceeds from exercise of stock options	—	189	111
Proceeds from direct treasury stock sales	18	123	104
Net cash provided by financing activities	625,484	217,955	145,238
Increase (decrease) in cash and cash equivalents	28,012	32,292	(14,731)
Cash and cash equivalents at beginning of period	131,254	98,962	113,693
Cash and cash equivalents at end of period	$159,266	$131,254	$98,962
Supplemental cash flow information:
Interest paid	$30,536	$25,348	$16,198
Income taxes paid	32,390	11,200	7,950
Transfer from other liability to equity	—	—	636
Transfers from held to maturity securities to available for sale securities	—	404	—
Transfers from loans to other real estate owned and other assets held for sale	192	337	1,141
Initial recognition of right-of-use asset	10,106	8,808	—
Initial recognition of lease liability	10,254	9,339	—
Initial recognition ASU 326	2,566	—	—

See accompanying notes.

Notes to the Consolidated Financial Statements

1.	Basis of Presentation

On June 19, 2020, First Defiance Financial Corp. changed its name to Premier Financial Corp. (“Premier” or the “Company”).  In connection with the name change, Premier’s stock continued to be traded on the NASDAQ Global Select Market, but under the new ticker PFC.  On this same date, First Federal Bank of the Midwest, a wholly-owned subsidiary of the Company, changed its name to Premier Bank (the “Bank”).

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, the Bank, First Insurance Group of the Midwest, Inc. (“First Insurance”), First Defiance Risk Management Inc. (“First Defiance Risk Management”), and HSB Capital, LLC (“HSB Capital”). All significant intercompany transactions and balances are eliminated in consolidation.

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

Immediately following the Merger, the Bank acquired UCFC’s wholly-owned bank subsidiary, Home Savings Bank (“Home Savings”).  Immediately prior to the merger of the banks, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers. Premier acquired two additional subsidiaries in the Merger, HSB Capital and HSB Insurance, Inc.  HSB Insurance Inc. was dissolved in September 2020.

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

HSB Capital was formed as an Ohio limited liability company by UCFC in 2016 for the purpose of providing mezzanine funding for customers of Home Savings. Mezzanine loans are offered by HSB Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the borrowing businesses.

First Insurance is an insurance agency that conducts business throughout Premier’s markets.  First Insurance offers property and casualty insurance, life insurance and group health insurance.

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

Cash Flows

For purposes of the statement of Cash flows, Premier considers all highly liquid investments with a term of three months or less to be cash equivalents.   Net cash flows are reported for loan and deposit transactions, interest-bearing deposits in other financial institutions and repurchase agreements.

Investment Securities

Securities are classified as held-to-maturity when Premier has the positive intent and ability to hold the securities to maturity and are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.   In addition, Premier may purchase equity securities for its portfolio.  Equity securities are a separate category of investments as changes in market value must be run through earnings as a gain (loss) on equity securities.

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

•

Any securities that are downgraded by a third party ratings company would be subjected to additional analysis that may include, but is not limited to: changes in market interest rates, changes in securities credit ratings, security type, service area economic factors, financial performance of the issuer/or obligor of the underlying issue and third-party guarantee.

•

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value.  As of December 31, 2020, management had determined that no credit loss exists.

FHLB Stock

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  At December 31, 2020 and 2019, the Company held $16.0 million and $11.9 million, respectively, at the FHLB of Cincinnati.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs, purchase premiums and discounts and the allowance for credit losses. Deferred fees net of deferred incremental loan origination costs, are amortized to interest income generally over the contractual life of the loan using the interest method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable, unamortized premiums and discounts, and net deferred fees and costs and undisbursed loan amounts.

Mortgage loans originated and intended for sale in the secondary market are classified as loans held for sale and are carried at fair value, as determined by market pricing from investors. Net unrealized gains and losses are recorded as a part of mortgage banking income on the Consolidated Statement of Income. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains or losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company may incur losses pertaining to loans sold to Fannie Mae and Freddie Mac but repurchased due to underwriting issues. Repurchase losses are recognized when the Company determines they are probable and estimable.

Interest receivable is accrued on loans and credited to income as earned. The accrual of interest on loans 90 days delinquent or those loans individually analyzed is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For these loans, interest accrual is only to the extent cash payments are received. The accrual of interest on these loans is generally resumed after a pattern of repayment has been established and the collection of principal and interest is reasonably assured.

Purchased Credit Deteriorated (“PCD”) Loans

The Company acquires loans individually and in groups or portfolios. At acquisition, the Company reviews each loan to determine whether there is evidence of more than insignificant deterioration of credit quality since origination. The Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (loan type and date of origination).

PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement.

Allowance for credit losses

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities.  It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance to Topic 842 on leases.   In addition, ASC 326 made changes to the accounting for available-for-sale debt securities.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30.  In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  As a part of the merger, the Bank recognized $7.6 million of the allowance for credit losses related to PCD loans.  The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of the merger date.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity of payoff are reported at amortized cost.  Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, adjustments, and deferred loan fees and costs.  Accrued interest receivable was reported in other assets and is excluded from the estimate of credit losses.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, nature or volume of the Company’s financial assets, changes in experience in staff, as well as changes in environmental conditions, such as changes in unemployment rates, property values and other external factors, such as regulatory, legal and technological environments.

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist.  The Company has identified the following portfolio segments and is generally utilizing two methodologies to analyze loan pools: discounted cash flow (“DCF”) and probability of default/loss given default (“PD/LGD”):

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

Loans that do not share risk characteristics are evaluated on an individual basis and included in the collective evaluation.  A loan is individually analyzed when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. Loans, for which terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.   When a loan is considered individually analyzed, an analysis of the net present value of estimated cash flows is performed and an allowance may be established based on the outcome of that analysis, or if the loan is deemed to be collateral dependent an allowance is established based on the fair value of collateral. All modifications are reviewed by the bank’s Chief Credit Officer or Chief Credit Administration Officer to determine whether or not the modification constitutes a troubled debt restructure. Commercial and commercial real estate loan relationships greater than $500,000 are individually evaluated. If a loan is individually analyzed, a portion of the allowance is allocated so that the loan is reported net of the allowance allocation which is determined based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loan relationships less than $500,000 are aggregated by loan segment and risk level and given a specific reserve based on the general reserve factor for that loan segment and risk level.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated, and accordingly, they are not separately identified for disclosure.

Troubled Debt Restructurings (“TDR”):  A loans for which terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR.  The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flow at the original interest rate of the loan.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for credit losses on loans individually identified.  The Company incorporates recent historical experience related to TDRs including the performance of TDRs that subsequently default into the calculation of the allowance by loan portfolio segment.  See Footnote 7 – Loans for further discussion on TDRs.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $7.3 million, $3.8 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

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

Goodwill and Other Intangibles

Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on Premier’s balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, as well as, , wealth management and insurance agency acquisitions. They are initially recorded at fair value and then amortized on an accelerated basis over their estimated lives, which range from five years for non-compete agreements to 10 years for core deposit and customer relationship intangibles. See Note 10.

Real Estate and Other Assets Held for Sale

Real estate and other assets held for sale are comprised of properties or other assets acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Losses arising from the acquisition of such property are charged against the allowance for credit losses at the time of acquisition. These properties are carried at the lower of cost or fair value, less estimated costs to dispose. If fair value declines subsequent to foreclosure, the property is written down against expense. Costs after acquisition are expensed.

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

Operating Segments

Management considers the following factors in determining the need to disclose separate operating segments: (1) the nature of products and services, which are all financial in nature; (2) the type and class of customer for the products and services; in Premier’s case retail customers for retail bank and insurance products and commercial customers for commercial loan, deposit, life, health and property and casualty insurance needs; (3) the methods used to distribute products or provide services; such services are delivered through banking and insurance offices and through bank and insurance customer contact representatives. Retail and commercial customers are frequently targets for both banking and insurance products; (4) the nature of the regulatory environment; both banking and insurance entities are subject to various regulatory bodies and a number of specific regulations.

Quantitative thresholds as stated in FASB ASC Topic 280, Segment Reporting are monitored. For the year ended December 31, 2020, the reported revenue for First Insurance was 5.6% of total revenue for Premier. Total revenue includes interest income plus noninterest income. Net income for First Insurance for the year ended December 31, 2020, was 5.5% of consolidated net income. Total assets of First Insurance at December 31, 2020, were 0.5% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Premier. See Note 17 for further details on restrictions.

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

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized.  Employee 401(k) plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service. See Notes 16 and 19.

Revenue Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.    The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s statement of income as components of noninterest income are as follows:

•

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.  Service charges on deposit accounts that are within the scope of ASC 606 were $10.2 million in 2020, $7.1 million in 2019 and $7.6 million in 2018. Income from services charges on deposit accounts is included in service fees and other charges in noninterest income.

•

Interchange income - this represents fees earned from debit and credit cardholder transactions.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees were $9.3 million in 2020, $4.7 million in 2019 and $4.1 million in 2018, which are reported net of network related charges.  Interchange income is included in service fees and other charges in noninterest income.

•

Wealth management income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, and fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenues from wealth management were $6.2 million, $3.1 million and $2.9 million in 2020, 2019 and 2018, respectively, and are included in in total noninterest income.

•

Gain/loss on sales of other real estate owned (“OREO”) - the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO were losses of $19,000 in 2020, $108,000 in 2019 and $28,000 in 2018. Income from the gain or loss on sales of OREO is included in total noninterest income.

•

Insurance commissions - this represents new commissions that are recognized when the Company sells insurance policies to customers. The Company is also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer.  Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (e.g., when customer renews the policy). Contingent commission is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved. Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, the Company may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs. Management views the income sources from insurance commissions in two categories: (i) new/renewal commissions and (ii) contingent commissions.  Insurance commissions were $16.8 million for 2020, of which $15.4 million were new/renewal commissions and $1.4 million were contingent commissions.  In 2019, insurance commissions were $14.1 million, of which $13.2 million were new/renewal commissions and $921,000 million were contingent commissions.  In 2018, insurance commissions were $14.1 million, of which $13.1 million were new/renewal commission and $1.0 million were contingent commissions.

Accumulated Other Comprehensive Income

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet. The Company adopted this guidance in the first quarter of 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related non-lease components as a single lease component. The Company also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are twelve months or less. Implementation of the guidance resulted in the recording of a right-of-use asset of $8.8 million and a lease liability of $9.3 million as of January 1, 2019.  See additional disclosures in Note 9.

Accounting Standards Updates

ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities: In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU gave all entities an opportunity to reclassify securities held to maturity without tainting the rest of the portfolio if they are eligible to be hedged using the “last-of-layer method.” Note that the securities need not be hedged but simply eligible to be hedged.  The amendments in this ASU are effective for the reporting periods after December 15, 2018. The Company adopted ASU No. 2017-12 effective December 31, 2019 and reclassified its’ held to maturity securities to available-for-sale.

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

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment:  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 became effective for the Company on January 1, 2020, and the amendments of this ASU were applicable to the goodwill impairment testing for 2020.

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

As a result of adopting the amendments of ASU 2016-13, the Company recorded an increase to its allowance for credit losses of $2.4 million and an increase to its allowance for credit losses on off-balance sheet credit exposures of $0.9 million resulting in a one-time cumulative effect adjustment through retained earnings of $2.6 million net of $0.7 million tax at the date of adoption. This adjustment included a qualitative adjustment to the allowance for credit losses related to loans and an allowance on off-balance sheet credit exposures. The Company estimates losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then reverts to longer term historical loss experience over a three-year period.

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

3.	Business Combinations

On September 30, 2019, Premier, through the Bank, completed the acquisition of Strategic Investment Advisors, LLC (“SIA”), a financial advisory and brokerage firm.  Located in Sylvania, Ohio, with assets under management of approximately $115 million and annual revenues of approximately $0.6 million, SIA was added to the Bank’s Trust and Wealth Management platform.  The total purchase price paid in cash was made up of the following: $1.6 million was paid at closing, and $400,000 at the end of a two-year earn-out based on the compound revenue growth over the performance period of SIA, for a total purchase price of $2.0 million.  At December 31, 2019, the Company had recorded goodwill of $1.5 million and identifiable intangible assets of $500,000 consisting of customer relationship intangible.

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

In accordance with ASC 805, the Company expensed approximately $19.5 million and $1.4 million of direct acquisition costs during the years ended December 31, 2020 and 2019, respectively.  The Company recorded $217.9 million of goodwill and $33.0 million of intangible assets in 2020 as a result of the combination.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  The Company analyzes goodwill annually for impairment.  The Merger was consistent with the Company’s strategy to enhance and expand its presence in northern Ohio.  The Merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits, which are being amortized over 10 years on an accelerated basis, and customer relationships, which are being amortized over 10 years on a straight-line basis.  For tax purposes, goodwill is non-deductible.  The following table summarizes the fair value of the total consideration transferred as part of the Merger as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

January 31, 2020
(In Thousands)
Cash Consideration	$132
Fair Value of Options Exchanged	461
Equity – Dollar Value of Issued Shares	526,850
Fair Value of Total Consideration Transferred	527,443
Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	52,580
Securities available for sale	262,753
Net loans, including loans held for sale and allowance	2,340,701
FHLB Stock	12,753
Office Properties and Equipment	20,253
Intangible Assets	33,014
Bank-Owned Life Insurance	65,934
Mortgage Servicing Rights	9,747
Accrued Interest Receivable and Other Assets	35,943
Deposits – NonInterest-Bearing	(430,921)
Deposits – Interest-Bearing	(1,651,669)
Advances from FHLB	(381,000)
Accrued Interest Payable and Other Liabilities	(60,524)
Total Identifiable Net Assets	309,564
Goodwill	$217,879

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2019, after giving effect to certain adjustments.  The unaudited pro forma information for the years ended December 31, 2020 and 2019 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Twelve Months Ended
	December 31,
	2020	2019
	(In Thousands, except per share data)
Net Interest Income	$215,922	$212,498
Provision for loan losses	18,295	3,195
Noninterest Income	83,966	71,202
Noninterest Expense	154,544	166,429
Income Before Income Taxes	127,049	114,076
Income Tax Expense	26,216	21,478
Net Income	$100,833	$92,598
Diluted Earnings Per Share	$2.66	$2.44

The above pro forma financial information related to 2020 excludes non-recurring merger costs that totaled $19.5 million on a pre-tax basis. The above pro forma financial information excludes the $25.9 million pre-tax provision expense recognized for the year ended December 31, 2020, under CECL for acquired non-PCD loans as CECL was not effective as of the assumed transaction date of January 1, 2019.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

	2020	2019	2018
	(In Thousands, Except Per Share Amounts)
Basic Earnings Per Share:
Net income available to common shareholders	$63,077	$49,370	$46,249
Less: Income allocated to participating securities	89	36	16
Net income allocated to common shareholders	$62,988	$49,334	$46,233
Weighted average common shares outstanding Including participating securities	35,952	19,844	20,358
Less: Participating securities	50	20	9
Average common shares	35,902	19,824	20,349
Basic earnings per common share	$1.75	$2.49	$2.27
Diluted Earnings Per Share:
Net income allocated to common shareholders	$62,988	$49,334	$46,233
Weighted average common shares outstanding for basic earnings per common share	35,902	19,824	20,349
Add: Dilutive effects of stock options and restricted stock units	47	107	119
Average shares and dilutive potential common shares	35,949	19,931	20,468
Diluted earnings per common share	$1.75	$2.48	$2.26

Shares subject to issue upon exercise of options and vesting requirements of restricted stock units of 97,724 in 2020, zero in 2019 and 10,500 in 2018 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5.	Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities at December 31, 2020 and 2019, and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2020
Available-for-sale
Obligations of U.S. government corporations and agencies	$39,233	$1,707	$—	$40,940
Mortgage-backed securities	270,683	6,746	(247)	277,182
Collateralized mortgage obligations	103,532	2,927	(160)	106,299
Asset-backed securities	30,643	1	(98)	30,546
Corporate bonds	43,826	489	(146)	44,169
Obligations of state and political subdivisions	229,645	8,069	(196)	237,518
Total Available-for-Sale	$717,562	$19,939	$(847)	$736,654

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2019
Available-for-sale
Obligations of U.S. government corporations and agencies	$2,518	$6	$—	$2,524
Mortgage-backed securities - residential	88,380	1,380	(113)	89,647
REMICs	1,618	18	—	1,636
Collateralized mortgage obligations - residential	81,390	796	(85)	82,101
Corporate bonds	12,011	90	—	12,101
Obligations of state and political subdivisions	91,406	4,042	(9)	95,439
Total Available-for-Sale	$277,323	$6,332	$(207)	$283,448

The amortized cost and fair value of the investment securities portfolio at December 31, 2020, is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale
Due in one year or less	$9,656	$9,711
Due after one year through five years	16,746	17,147
Due after five years through ten years	89,827	92,652
Due after ten years	196,475	203,117
MBS/CMO/ABS	404,858	414,027
Total	$717,562	$736,654

Securities pledged at year-end 2020 and 2019 had a carrying amount of $324.4 million and $158.8 million, respectively, and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

The following table summarizes Premier’s securities that were in an unrealized loss position at December 31, 2020, and December 31, 2019:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2020
Available-for-sale securities:
Mortgage-backed securities	$26,361	$(247)	$—	$—	$26,361	$(247)
Collateralized mortgage obligations	5,161	(160)	—	—	5,161	(160)
Asset-backed securities	18,439	(98)	—	—	18,439	(98)
Corporate Bonds	12,177	(146)	—	—	12,177	(146)
Obligations of state and political subdivisions	41,088	(196)	—	—	41,088	(196)
Total temporarily impaired securities	$103,226	$(847)	$—	$—	$103,226	$(847)

At December 31, 2019
Available-for-sale securities:
Mortgage-backed securities-residential	$13,830	$(42)	$9,721	$(71)	$23,551	$(113)
Collateralized mortgage obligations	7,448	(29)	5,549	(56)	12,997	(85)
Obligations of state and political subdivisions	1,413	(9)			1,413	(9)
Total temporarily impaired securities	$22,691	$(80)	$15,270	$(127)	$37,961	$(207)

ASU 2016-13 makes targeted improvements to the accounting for credit losses on securities available for sale. The concept of other than-temporarily impaired (OTTI) has been replaced in 2020 with the allowance for credit losses. Unlike securities held to maturity, securities available for sale are evaluated on an individual level and pooling of securities is not allowed.

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

•

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value.  As of December 31, 2020, management had determined that no credit loss exists.

In 2019 and 2018, management determined there was no OTTI.

Net realized gains from the sales of investment securities totaled $1.5 million ($1.2 million after tax) in 2020 while there were net realized gains of $24,000 ($19,000 after tax) and $173,000 ($136,000 after tax) in 2019 and 2018, respectively.

The proceeds from sales and calls of securities and the associated gains and losses for the years ended December 31 are listed below:

	2020	2019	2018
	(In Thousands)
Proceeds	$52,420	$2,667	$5,503
Gross realized gains	1,471	35	178
Gross realized losses	(7)	(11)	(5)

At December 31, 2020, the Company also owned $1.1 million of equity securities which consisted of a single trust preferred security.  During 2020, the Company recognized a gain of $90,000 associated with the mark to market requirement for equity securities.  The Company did not own any equity securities at December 31, 2019.

6.	Commitments and Contingent Liabilities

Loan Commitments

Loan commitments are made to accommodate the financial needs of the Bank’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$409,813	$292,290	$55,013	$123,798
Unused lines of credit	74,364	844,106	7,625	425,484
Standby letters of credit	—	22,250	—	14,215
Total	$484,177	$1,158,646	$62,638	$563,497

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan commitments at December 31, 2020, had interest rates ranging from 0.00% to 25.00% and maturities ranging from less than one year to 37 years.

7.	Loans

Loans receivable consist of the following:

	December 31, 2020	December 31, 2019
	(In Thousands)
Real Estate:
Residential	$1,201,051	$324,773
Commercial	2,383,001	1,506,026
Construction	667,649	305,305
	4,251,701	2,136,104
Other Loans:
Commercial	1,202,353	578,071
Home equity and improvement	272,701	122,864
Consumer Finance	120,729	37,649
	1,595,783	738,584
Total loans	5,847,484	2,874,688
Deduct:
Undisbursed loan funds	(355,065)	(94,865)
Net deferred loan origination fees and costs	(1,179)	(2,259)
Allowance for credit loss	(82,079)	(31,243)
Totals	$5,409,161	$2,746,321

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following tables disclose the annual activity in the allowance for credit losses for the periods indicated by portfolio segment (in thousands):

Year ended December 31, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Impact of ASC 326 Adoption	1,765	3,682	(223)	(2,263)	(521)	(86)	2,354
Acquisition related allowance for credit loss (PCD)	1,077	4,053	—	2,272	248	48	7,698
Charge-Offs	(307)	(4,237)	(1)	(1,350)	(164)	(293)	(6,352)
Recoveries	342	1,352	—	1,850	262	176	3,982
Provisions(1)(2)	11,790	22,265	1,969	2,153	3,214	1,763	43,154
Ending Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079

(1)	Allowance/provision are not comparable to prior periods due to the adoption of CECL.
(2)	Provision for the twelve months ended December 31, 2020, includes $25.9 million as a result of the Merger with UCFC in the first quarter.

Year ended December 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,881	$15,142	$682	$7,281	$2,026	$319	$28,331
Charge-Offs	(515)	(148)	—	(528)	(245)	(289)	(1,725)
Recoveries	193	645	—	642	184	68	1,732
Provisions	308	663	314	1,608	(265)	277	2,905
Ending Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243

Year ended December 31, 2018	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,532	$13,056	$647	$7,965	$2,255	$228	$26,683
Charge-Offs	(261)	(1,387)	—	(724)	(269)	(233)	(2,874)
Recoveries	131	777	—	2,221	191	26	3,346
Provisions	479	2,696	35	(2,181)	(151)	298	1,176
Ending Allowance	$2,881	$15,142	$682	$7,281	$2,026	$319	$28,331

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 (in thousands):

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity & Improvement	Consumer Finance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$115	$85	$—	$174	$48	$—	$422
Collectively evaluated for impairment	2,752	16,217	996	8,829	1,652	375	30,821
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Loans:
Loans individually evaluated for impairment	$7,049	$21,132	$—	$6,655	$759	$28	$35,623
Loans collectively evaluated for impairment	318,106	1,490,306	206,721	573,244	122,963	37,808	2,749,148
Loans acquired with deteriorated credit quality	989	921	—	12	—	—	1,922
Total ending loans balance	$326,144	$1,512,359	$206,721	$579,911	$123,722	$37,836	$2,786,693

The following tables presents the average balance, interest income recognized and cash basis income recognized on individually analyzed loans by class of loans for the years ended December 31, 2019 and 2018 (in thousands):

	Twelve Months Ended December 31, 2019
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Real Estate:
Residential	$7,040	$341	$335
Commercial	23,080	1,382	1,301
Construction	—	—	—

Other Loans:
Commercial	8,397	446	345
Home equity and improvement	862	38	35
Consumer finance	27	1	1

Total	$39,406	$2,208	$2,017

	Twelve Months Ended December 31, 2018
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Real Estate:
Residential	$7,058	$284	$276
Commercial	29,387	1,099	1,084
Construction	—	—	—

Other Loans:
Commercial	11,548	375	364
Home equity and improvement	1,150	38	38
Consumer finance	39	4	4

Total	$49,182	$1,800	$1,766

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2020 (in thousands):

	December 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$1,024	$—	$—	$—	$1,024
Commercial	33,999	—	—	—	33,999
Construction	—	—	—	—	—

Other Loans:
Commercial	1,426	5,317	4,943	125	11,811
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$36,449	$5,317	$4,943	$125	$46,834

The following table presents loans individually evaluated for impairment by class of loans (in thousands):

	December 31, 2019
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Real Estate:
Residential	$1,048	$1,053	$—
Commercial	19,775	18,742	—
Construction	—	—	—

Other Loans:
Commercial	5,886	5,906	—
Home equity and improvement	151	151	—
Consumer finance	—	—	—
Total loans with no allowance recorded	$26,860	$25,852	$—

With an allowance recorded:
Real Estate:
Residential	$6,151	$5,996	$115
Commercial	3,065	2,390	85
Construction	—	—	—

Other Loans:
Commercial	1,000	749	174
Home equity and improvement	654	608	48
Consumer finance	28	28	—
Total loans with an allowance recorded	$10,898	$9,771	$422

*	Presented gross of charge offs

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified loans.  All loans greater than 90 days past due are placed on non-accrual status.  Effective January 1, 2020 with the adoption of ASC Topic 326, the Company began including non-accrual PCD loans in its non-performing loans.  As such, the non-performing loans as of December 31, 2020 include PCD loans accounted for pursuant to ASC Topic 326 as these loans are individually evaluated.  The non-performing loans do not include PCD (formerly PCI) loans as of December 31, 2019, as the PCD loans prior to adopting ASC Topic 326 were evaluated on a pool basis.  The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned as of the dates indicated:

	December 31, 2020	December 31, 2019
	(In Thousands)
Non-accrual loans	$51,682	$13,437
Loans over 90 days past due and still accruing	—	—
Total non-performing loans	51,682	13,437
Real estate and other assets held for sale	343	100
Total non-performing assets	$52,025	$13,537
Troubled debt restructuring, still accruing	$7,173	$8,486

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2020, by class of loans (in thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Real Estate:
Residential	1,173,979	433	7,669	9,000	17,102	10,178
Commercial	2,357,909	1,033	369	844	2,246	11,980
Construction	310,152	—	1,626	806	2,432	806

Other Loans:
Commercial	1,172,636	9	4	394	407	1,365
Home equity and improvement	262,373	3,440	839	1,137	5,416	1,537
Consumer finance	117,088	1,687	491	1,521	3,699	1,624
PCD	50,218	402	1,882	13,299	15,583	24,192

Total Loans	$5,444,355	$7,004	$12,880	$27,001	$46,885	$51,682

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

Troubled Debt Restructurings

As of December 31, 2020 and 2019, the Company had a recorded investment in TDRs of $16.6 million and $15.1 million, respectively.  The Company allocated $883,000 and $388,000 of specific reserves to those loans at December 31, 2020 and 2019, respectively, and committed to lend additional amounts totaling up to $303,000 and $226,000 at December 31, 2020 and 2019, respectively.

The Company has responded to the COVID-19 pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing over $450 million to small businesses in our markets.  As of December 31, 2020, the Company had $386.9 million in PPP loans, which remained unpaid and were included in other commercial loans in our loan tables.  Through February 28th the Company had $327.7 million in PPP loans from the first round of originations still outstanding.  In addition, the Company originated $139.3 million in PPP loans associated with the second round of originations.  The Company also worked with borrowers impacted by the COVID-19 pandemic by providing modifications to include either interest only deferral or principal and interest deferral.  These modifications range from one to nine months.  As of December 31, 2020, the Company had approximately $53.5 million in deferrals.  These modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans will be considered current and will continue to accrue interest during the deferral period unless repayment of the loan under contractual terms is not expected and thereby loans will be placed on non-accrual.

A breakout of active deferrals by loan category as of December 31, 2020, is as follows (in thousands):

Balance deferred
Residential real estate	$7,016
Commercial real estate	34,831
Construction	9,579
Commercial	1,628
Home equity and improvement	114
Consumer finance	282
Total	$53,450

The following table is a breakout of commercial deferrals as of December 31, 2020 (in thousands):

Commercial deferral expirations	Balance
January	$15,698
February	5,075
March	-
April	25,265
May	-
June	-
Total	$46,038

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

Of the loans modified in a TDR, $9.4 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the years indicated (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2020 ($ in thousands)		Loans Modified as a TDR for the Twelve Months Ended December 31, 2019 ($ in thousands)		Loans Modified as a TDR for the Twelve Months Ended December 31, 2018 ($ in thousands)
Troubled Debt Restructurings:	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	7	$892	12	$1,332	22	$1,169
Commercial	6	7,760	2	621	13	1,681
Construction	—	—	—	—	—	—

Other Loans:
Commercial	9	7,546	5	317	6	2,942
Home equity and improvement	4	92	1	25	7	89
Consumer finance	—	—	—	—	8	29

Total	26	$16,290	20	$2,295	56	$5,910

The loans described above increased the allowance by $660,000 and $34,000 for the years ended December 31, 2020 and 2019, respectively, and decreased the allowance by $110,000 for the year ended December 31, 2018, respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the indicated:

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2020 ($ in thousands)		Loans Modified as a TDR for the Twelve Months Ended December 31, 2019 ($ in thousands)		Loans Modified as a TDR for the Twelve Months Ended December 31, 2018 ($ in thousands)
TDRs That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	2	$229	—	$—	2	$121
Commercial	—	—	1	81	—	—
Construction	—	—	—	—	—	—

Other Loans:
Commercial	—	—	3	2,248	3	2,644
Home equity and improvement	—	—	—	—	1	30
Consumer finance	—	—	—	—	1	61

Total	2	$229	4	$2,329	7	$2,856

The TDRs that subsequently defaulted described above increased the allowance by $5,000, $4,000 and $17,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed regarding the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are analyzed individually by classifying the loans as to credit risk.  This analysis includes all non-homogeneous loans, such as commercial and commercial real estate loans and certain homogenous mortgage, home equity and consumer loans. This analysis is performed on a quarterly basis.  Premier uses the following definitions for risk ratings with loans not meeting such classifications being considered “unclassified”:

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

As of December 31, 2020, and based on the most recent analysis performed, the risk category and recorded investment in loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	1,187,923	795	2,363	—	2,363	1,191,081
Commercial	2,203,652	111,039	45,464	—	45,464	2,360,155
Construction	299,866	12,718	—	—	—	312,584

Other Loans:
Commercial	1,142,289	23,907	6,847	—	6,847	1,173,043
Home equity and improvement	267,350	—	439	—	439	267,789
Consumer finance	120,682	—	105	—	105	120,787
PCD	26,829	3,813	35,159	—	35,159	65,801

Total Loans	$5,248,591	$152,272	$90,377	$—	$90,377	$5,491,240

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	322,250	415	3,479	—	3,479	326,144
Commercial	1,462,065	27,197	23,097	—	23,097	1,512,359
Construction	205,076	1,645	—	—	—	206,721

Other Loans:
Commercial	548,012	24,162	7,737	—	7,737	579,911
Home equity and improvement	123,407	—	315	—	315	123,722
Consumer finance	37,816	—	20	—	20	37,836

Total Loans	$2,698,626	$53,419	$34,648	$—	$34,648	$2,786,693

The table below presents the amortized cost basis of loans by vintage, credit quality indicator and class of loans based on the most recent analysis performed (in thousands):

	Term of loans by origination
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020

Real Estate
Residential:
Risk Rating
Pass	$250,979	$196,158	$136,247	$130,759	$137,581	$333,572	$2,627	$1,187,923
Special Mention	199	—	—	62	116	211	207	795
Substandard	—	74	289	252	136	1,612		2,363
Doubtful	—	—	—	—	—	—	—	—
Total	$251,178	$196,232	$136,536	$131,073	$137,833	$335,395	$2,834	$1,191,081

Commercial:
Risk Rating
Pass	$517,691	$457,905	$299,072	$300,573	$198,247	$414,082	$16,082	$2,203,652
Special Mention	6,014	7,239	10,452	60,712	7,977	17,723	922	111,039
Substandard	—	279	18,851	1,937	3,143	19,107	2,147	45,464
Doubtful	—	—	—	—	—	—	—	—
Total	$523,705	$465,423	$328,375	$363,222	$209,367	$450,912	$19,151	$2,360,155

Construction:
Risk Rating
Pass	$101,616	$100,553	$82,972	$11,666	$2,911	$148	$-	$299,866
Special Mention	5,587	—	7,131	—	—	—	—	12,718
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$107,203	$100,553	$90,103	$11,666	$2,911	$148	$-	$312,584

Other Loans
Commercial:
Risk Rating
Pass	$568,678	$144,977	$82,492	$42,421	$21,262	$21,969	$260,490	$1,142,289
Special Mention	1,180	2,026	2,514	2,109	37	5,121	10,920	23,907
Substandard	148	201	497	543	257	269	4,932	6,847
Doubtful	—	—	—	—	—	—	—	—
Total	$570,006	$147,204	$85,503	$45,073	$21,556	$27,359	$276,342	$1,173,043

Home equity and Improvement:
Risk Rating
Pass	$8,736	$7,483	$4,508	$7,963	$7,748	$31,382	$199,530	$267,350
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	86	353	439
Doubtful	—	—	—	—	—	—	—	—
Total	$8,736	$7,483	$4,508	$7,963	$7,748	$31,468	$199,883	$267,789

Consumer Finance:
Risk Rating
Pass	$38,665	$37,601	$19,401	$10,607	$4,393	$3,272	$6,743	$120,682
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	98	3	—	4	—	—	105
Doubtful	—	—	—	—	—	—	—	—
Total	$38,665	$37,699	$19,404	$10,607	$4,397	$3,272	$6,743	$120,787

PCD:
Risk Rating
Pass	$-	$45	$2,378	$2,547	$1,524	$18,998	$1,337	$26,829
Special Mention	—	—	—	1,160	509	1,758	386	3,813
Substandard	—	—	—	14,371	2,502	7,207	11,079	35,159
Doubtful	—	—	—	—	—	—	—	—
Total	$-	$45	$2,378	$18,078	$4,535	$27,963	$12,802	$65,801

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

The Company is generally utilizing two methodologies to analyze loan pools: discounted cash flows (“DCF”) and probability of default/loss given default (“PD/LGD”).

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establish a loss expectation for extended (funded) commitments.  This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument.  At December 31, 2020, the Company had $1.3 billion in unfunded commitments and set aside $5.3 million in anticipated credit losses.  This reserve is recorded in other liabilities as opposed to the ACL.

The determination of ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain.  Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgements as to the facts and circumstances related to particular situations or credits.  There may be significant changes in the ACL in future periods determined by prevailing factors at that point in time along with future forecasts.

Certain loans acquired had evidence that the credit quality of the loan had deteriorated since its origination and in management’s assessment at the acquisition date it was probable that Premier would be unable to collect all contractually required payments due. In accordance with FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, these loans have been recorded based on management’s estimate of the fair value of the loans.

Purchased Loans

As a result of the Merger, the Company acquired $2.2 billion in loans.  Par value of purchased loans was as follows (in thousands):

2020
Par value of acquired loans at acquisition	$2,247,317
Credit discount	(34,610)
Non-credit discount/(premium) at acquisition	8,497
Purchase price of loans at acquisition	$2,221,204

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, credit discount $7.7 million and a noncredit discount of $4.1 million. The outstanding balance at December 31, 2020 and related allowance on these loans is as follows (in thousands):

	Loan Balance	ACL Balance
	(In Thousands)
Real Estate:
Residential	$14,895	$201
Commercial	24,334	2,286
Construction	—	—
	39,229	2,487
Other Loans:
Commercial	20,990	1,896
Home equity and improvement	4,912	214
Consumer finance	670	20
	26,572	2,130
Total	$65,801	$4,617

At December 31, 2020 the Company had $1.8 million in loans that had previously been accounted for as purchase credit impaired.

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31,
	2020	2019
	(In Thousands)
Beginning balance	$21,849	$21,563
New loans	14,913	4,152
Effect of changes in composition of related parties	883	—
Repayments	(14,261)	(3,866)
Ending Balance	$23,384	$21,849

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $784,000 as of December 31, 2020 and $981,000 as of December 31, 2019.
8.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Gain from sale of mortgage loans	$36,359	$7,706	$4,502
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	7,296	3,820	3,784
Amortization of mortgage servicing rights	(7,477)	(1,809)	(1,341)
Mortgage servicing rights valuation adjustments	(7,979)	(234)	132
	(8,160)	1,777	2,575
Net mortgage banking income	$28,199	$9,483	$7,077

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.95 billion at December 31, 2020, and $1.46 billion at December 31, 2019.

Activity for capitalized mortgage servicing rights (“MSRs”) and the related valuation allowance is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,801	$10,419	$10,240
Loans sold, servicing retained	8,595	2,191	1,520
Mortgage servicing rights acquired	9,747	—	—
Amortization	(7,477)	(1,809)	(1,341)
Carrying value before valuation allowance at end of period	21,666	10,801	10,419
Valuation allowance:
Balance at beginning of period	(534)	(300)	(432)
Impairment recovery (charges)	(7,979)	(234)	132
Balance at end of period	(8,513)	(534)	(300)
Net carrying value of MSRs at end of period	$13,153	$10,267	$10,119
Fair value of MSRs at end of period	$13,153	$10,378	$10,656

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2020, 2019 or 2018.  Based on management’s estimate of potential losses from secondary market buyback activity, a liability of $43,000 was accrued at both December 31, 2020 and 2019, and is reflected in other liabilities in the Consolidated Statements of Financial Condition.  Expense (credit) recognized related to the accrual was $0, $0 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31,
	2020		2019
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(In Thousands)
Fannie Mae	8,365	$998,359	4,915	$465,982
Freddie Mac	17,385	1,925,717	9,833	977,649
Federal Home Loan Bank	89	13,143	118	17,564
Other	105	9,826	12	450
Totals	25,944	$2,947,045	14,878	$1,461,645

Custodial escrow balances maintained in connection with serviced loans were $33.8 million and $15.3 million at December 31, 2020 and 2019, respectively.

Significant assumptions at December 31, 2020, used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 390 and a weighted average discount rate of 11.01%.  Significant assumptions at December 31, 2019, used in determining the value of MSRs include a weighted average prepayment rate of 177 PSA and a weighted average discount rate of 12.01%.

9.	Premises and Equipment and Leases

Premises and equipment are summarized as follows:

	December 31,
	2020	2019
	(In Thousands)
Cost:
Land	$13,382	$8,137
Land improvements	1,326	1,326
Buildings	58,426	44,707
Leasehold improvements	3,616	969
Furniture, fixtures and equipment	37,138	25,703
Construction in process	2,538	990
	116,426	81,832
Less allowances for depreciation and amortization	(57,761)	(42,269)
	$58,665	$39,563

Depreciation expense was $6.5 million, $4.2 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company’s lease agreements have maturity dates ranging from January 2021 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 15.09 and 17.07 years as of December 31, 2020 and 2019, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate or swap rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.61% and 3.17% as of December 31, 2020 and 2019, respectively.

The total operating lease costs were $2.3 million and $945,000 for the years ended December 31, 2020 and 2019, respectively.  Rent expense for operating leases was $1.0 million in 2018.  The right-of-use asset, included in other assets, was $16.9 million and $8.9 million at December 31, 2020 and 2019, respectively.  The lease liabilities, included in other liabilities, were $17.8 million and $9.5 million as of December 31, 2020 and 2019, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments at December 31, 2020 as follows:

(in thousands)
2021	$2,429
2022	2,413
2023	2,021
2024	1,638
2025	1,412
Thereafter	15,020
Total undiscounted minimum lease payments	$24,933
Present value adjustment	(7,167)
Total lease liabilities	$17,766

10.	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31,
	2020	2019
	(In Thousands)
Beginning balance	$100,069	$98,569
Goodwill acquired or adjusted during the year	217,879	1,500
Ending balance	$317,948	$100,069

The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. Due to the ongoing economic impacts from the COVID-19 pandemic, the Company conducted a quantitative goodwill impairment assessment at December 31, 2020. The impairment assessment compared the fair value of identified reporting units with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's assessment estimated fair value on an income approach that incorporated a discounted cash flow (“DCF”) model that involves management assumptions based upon future growth projections, which include estimates of the COVID-19 impact on the Company’s business. Results of the assessment indicated no goodwill impairment as of December 31, 2020. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(In Thousands)
Balance as of January 1, 2018	$20,133	$(14,430)	$5,703
Amortization of intangible assets	—	(1,312)	(1,312)
Balance as of December 31, 2018	20,133	(15,742)	4,391
Intangible assets acquired	500	—	500
Amortization of intangible assets	—	(1,119)	(1,119)
Balance as of December 31, 2019	20,633	(16,861)	3,772
Intangible assets acquired	33,014	—	33,014
Amortization of intangible assets	—	(6,449)	(6,449)
Balance as of December 31, 2020	$53,647	$(23,310)	$30,337

Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2021	$6,208
2022	5,450
2023	4,722
2024	4,013
2025	3,306
Thereafter	6,638
Total	$30,337

11.	Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Checking and money market accounts	$9,710	$7,650	$3,997
Savings accounts	222	142	115
Certificates of deposit	16,986	14,821	9,785
Totals	$26,918	$22,613	$13,897

A summary of deposit balances is as follows:

	December 31,
	2020	2019
	(In Thousands)
Noninterest-bearing checking accounts	$1,597,262	$630,359
Interest-bearing checking and money market accounts	2,627,669	1,198,012
Savings deposits	700,480	303,166
Retail certificates of deposit less than $250,000	912,006	631,253
Retail certificates of deposit greater than $250,000	210,424	107,535
	$6,047,841	$2,870,325

Scheduled maturities of certificates of deposit at December 31, 2020, are as follows (in thousands):

2021	$781,972
2022	190,425
2023	63,266
2024	59,718
2025	25,085
Thereafter	1,964
Total	$1,122,430

12.	Advances from Federal Home Loan Bank

The Bank has the ability to borrow funds from the FHLB. The Bank pledges its single-family residential mortgage loan portfolio, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by residential mortgages must have collateral of at least 128% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 120% and 123% of the borrowings, respectively. Total loans pledged to the FHLB at December 31, 2020, and December 31, 2019, were $2.0 billion and $1.2 billion, respectively. The Bank could obtain advances of up to approximately $1.4 billion from the FHLB at December 31, 2020.

At December 31, 2020, the Bank had no outstanding FHLB advances.  At December 31, 2019, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
	(In Thousands)
December 31, 2019
Single maturity fixed rate advances	$83,999	January 2020 to October 2024	2.00%
Amortizable mortgage advances	1,085	August 2027	2.14%
Fair value adj. on acquired balances	(21)
	$85,063

13.	Subordinated Debentures and Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In September 2020, the Company completed the issuance of $50.0 million aggregate principal amount, fixed-to-floating rate subordinated notes due September 30, 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended.  The notes carry a fixed rate of 4.0% for five years at which time they will convert to a floating rate based on the secured overnight borrowing rate, plus a spread of 388.5 basis points.  The Company may, at its option, beginning September 30, 2025, redeem the notes, in whole or in part, from time to time, subject to certain conditions.  The net proceeds from the sale were approximately $48.7 million, after deducting the estimated offering expenses.  The Company’s intent was to use the net proceeds for general corporate purposes, which may include, without limitation, providing capital to support its growth organically or through strategic acquisitions, repaying indebtedness, in financing investments, capital expenditures, repurchasing its common shares and for investments in the Bank as regulatory capital.  The subordinated debentures are included in Total Capital under current regulatory guidelines and interpretations.

In March 2007, the Company sponsored an affiliated trust, Premier Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.72% and 3.39% as of December 31, 2020 and 2019, respectively.

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

The Company also sponsors an affiliated trust, Premier Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.60% and 3.27% as of December 31, 2020 and 2019, respectively.

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

The Subordinated Debentures related to the Trust Preferred Securities may be included in tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. For the subordinated debentures, these amounts represent the par value less remaining deferred offering expense associated with the issuance the debentures.  Balances were as follows:

	December 31,
	2020	2019
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Subordinated debentures	$48,777	$—

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14.	Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

Total securities sold under agreement to repurchase are summarized as follows:

	Years Ended December 31,
	2020	2019
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$-	$2,999
Year-end interest rate	-	0.24%
Average daily balance during year	4,309	3,587
Maximum month-end balance during the year	14,487	6,402
Average interest rate during the year	0.55%	0.29%

The Company has utilized securities sold under agreements to repurchase in the past to facilitate the needs of our customers and to facilitate secured short-term funding needs.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  We monitor levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities.  Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agent.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheet as of December 31, 2019, is presented in the following table.

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
At December 31, 2019		(In Thousands)
Repurchase agreements:
Mortgage-backed securities – residential	$1,848	$—	$—	$—	$1,848
Collateralized mortgage obligations	1,151	—	—	—	1,151
Total borrowings	$2,999	$—	$—	$—	$2,999
Gross amount of recognized liabilities for repurchase agreements					$2,999

As of December 31, 2020 and 2019, the Company had the following undrawn lines of credit facilities available for short-term borrowing purposes:

A $20.0 million line of credit with First Horizon Bank.  The rate on the line of credit is at three- month LIBOR, which floats quarterly. This line was undrawn upon as of December 31, 2020 and 2019.

A $25.0 million line of credit with U.S. Bank.  The rate on this line of credit is U.S. Bank’s federal funds rate, which floats daily.  This line was undrawn upon as of December 31, 2020 and 2019.
15.	Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Legal and other professional fees	$5,119	$3,693	$3,328
Marketing	1,938	2,262	2,407
OREO expenses and write-downs	86	369	742
Printing and office supplies	1,032	603	631
Postage	1,173	484	505
Check charge-offs and fraud losses	870	384	415
Credit and collection expense	550	398	379
Other (1)	12,521	9,415	6,710
Total other noninterest expense	$23,289	$17,608	$15,117

1)	2018 includes a credit of $806,000 for an accounting correction related to the Deferred Compensation Plan. See Note 19 for further details.

16.	Postretirement Benefits

Premier sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. The Bank employees who retired prior to April 1, 1997, and who completed 20 years of service after age 40 receive full medical coverage at no cost. The Bank employees retiring after April 1, 1997, are provided medical benefits at a cost based on their combined age and years of service at retirement. Surviving spouses are also eligible for continued coverage after the retiree is deceased at a subsidy level that is 10% less than what the retiree is eligible for. The Bank employees retiring before July 1, 1997, receive dental and vision care in addition to medical coverage. The Bank employees who retire after July 1, 1997, are not eligible for dental or vision care.

The Bank employees who were born after December 31, 1950, are not eligible for the medical coverage described above at retirement. Rather, a one-time medical spending account of up to $10,000 (based on the participant’s age and years of service) will be established to reimburse medical expenses for those individuals. First Insurance employees who were born before December 31, 1950, can continue coverage until they reach age 65, or in lieu of continuing coverage, can elect the medical spending account option, subject to eligibility requirements. Employees hired or acquired after January 1, 2003, are eligible only for the medical spending account option.

Included in accumulated other comprehensive income at December 31, 2020, 2019 and 2018, are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31,
	2020	2019	2018
	(In Thousands)
Unrecognized prior service cost	$71	$84	$97
Unrecognized actuarial gains (losses)	29	224	(86)
Total loss recognized in Accumulated Other Comprehensive Income	100	308	11
Income tax effect	(21)	(64)	80
Net loss recognized in Accumulated Other Comprehensive Income	$79	$244	$91

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2020, is $13,000 ($10,000 net of tax) and $0, respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31,
	2020	2019
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,987	$2,642
Service cost	61	53
Interest cost	87	105
Participant contribution	29	29
Actuarial (gains) / losses	(195)	310
Benefits paid	(182)	(152)
Benefit obligation at end of year	2,787	2,987
Change in fair value of plan assets:
Balance at beginning of year	—	—
Employer contribution	153	123
Participant contribution	29	29
Benefits paid	(182)	(152)
Balance at end of year	—	—
Funded status at end of year	$(2,787)	$(2,987)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Service cost-benefits attributable to service during the period	$61	$53	$55
Interest cost on accumulated postretirement benefit obligation	87	105	105
Net amortization and deferral	13	14	18
Net periodic postretirement benefit cost	161	172	178
Net (gain) / loss during the year	(195)	310	(632)
Plan amendment for acquisition	—	—	72
Amortization of prior service cost and actuarial losses	(13)	(14)	(18)
Total recognized in comprehensive income (loss)	(208)	296	(578)
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$(47)	$468	$(400)

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2020	2019	2018
Weighted average discount rates:
Used to determine benefit obligations at December 31	2.00%	3.00%	4.00%
Used to determine net periodic postretirement benefit cost for years ended December 31	3.00%	4.00%	3.50%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.50%	6.00%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	3.90%
Year that rate reaches ultimate trend rate	2075	2075	2075

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2021	$174
2022	186
2023	193
2024	207
2025	167
2026 through 2030	860

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(In Thousands)
Effect on total of service and interest cost	$6	$7	$(5)	$(6)
Effect on postretirement benefit obligation	162	199	(140)	(172)

The Company expects to contribute $174,000 before reflecting expected Medicare retiree drug subsidy payments in 2020.

17.	Regulatory Matters

Premier and the Bank are subject to minimum capital adequacy guidelines. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material impact on Premier’s financial statements.  Under capital adequacy guidelines, Premier and the Bank must maintain capital amounts in excess of minimum ratios based on quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

In July 2013, the Federal Reserve and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III).  Under the final rules, which began for Premier and the Bank on January 1, 2015, and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both quantity and quality of capital held by Premier and the Bank.  The rules include a minimum common equity tier 1 capital to risk-weighted assets ratio (“CET1”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which effectively results in a minimum CET1 ratio of 7.0%.  Basel III raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum tier 1 capital ratio of 8.5%), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5%, and requires a minimum leverage ratio of 4.0%.  Basel III also makes changes to risk weights for certain assets and off-balance sheet exposures.

The federal banking agencies have also established a system of “prompt corrective action” to resolve certain problems of undercapitalized banks.  The regulatory agencies can initiate certain mandatory actions if the Bank fails to meet the minimum capital requirements, which could have a material effect on Premier’s financial statements.

The following schedule presents Premier consolidated and the Bank’s regulatory capital ratios as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$624,069	10.40%	$270,017	4.5%	N/A	N/A
Premier Bank	$629,653	10.52%	$269,396	4.5%	$389,128	6.5%
Tier 1 Capital
Consolidated	$659,069	9.76%	$270,072	4.0%	N/A	N/A
Premier Bank	$629,653	9.36%	$269,189	4.0%	$336,487	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$659,069	10.98%	$360,022	6.0%	N/A	N/A
Premier Bank	$629,653	10.52%	$359,195	6.0%	$478,926	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$784,148	13.07%	$480,030	8.0%	N/A	N/A
Premier Bank	$704,586	11.77%	$478,926	8.0%	$598,658	10.0%

(1)	Excludes capital conservation buffer of 2.50% as of December 31, 2020.

	December 31, 2019
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$322,813	10.60%	$137,001	4.5%	N/A	N/A
First Federal	$335,251	11.03%	$136,752	4.5%	$197,531	6.5%
Tier 1 Capital
Consolidated	$357,813	10.78%	$132,805	4.0%	N/A	N/A
First Federal	$335,251	10.13%	$132,435	4.0%	$165,544	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$357,813	11.75%	$182,667	6.0%	N/A	N/A
First Federal	$335,251	11.03%	$182,336	6.0%	$243,114	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$389,056	12.78%	$243,556	8.0%	N/A	N/A
First Federal	$366,494	12.06%	$243,114	8.0%	$303,893	10.0%

(1)	Excludes capital conservation buffer of 2.50% as of December 31, 2019.

Dividend Restrictions - Dividends paid by the Bank to Premier are subject to various regulatory restrictions. The Bank paid $24.0 million in dividends to Premier in 2020 and $36.0 million in 2019. The Bank may not pay dividends to Premier in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits without the approval of the ODFI.  First Insurance paid $400,000 in dividends to Premier in 2020 and $1.2 million in dividends in 2019.  First Defiance Risk Management paid $1.5 million in dividends to Premier in 2020 and $1.4 million in 2019.

18.	Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Current:
Federal	$25,323	$11,476	$9,538
State and local	650	210	207
Deferred	(9,781)	(419)	881
	$16,192	$11,267	$10,626

The effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Tax expense at statutory rate (21%)	$16,646	$12,734	$11,944
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	513	166	164
Tax exempt interest income, net of TEFRA	(806)	(729)	(770)
Bank owned life insurance	(882)	(555)	(255)
Captive insurance	(445)	(354)	(325)
Other	1,166	5	(132)
Totals	$16,192	$11,267	$10,626

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Premier’s deferred federal income tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(In Thousands)
Deferred federal income tax assets:
Allowance for credit losses	$17,237	$6,475
Allowance for unfunded commitments	1,123	—
Interest on nonaccrual loans	1,003	344
Postretirement benefit costs	546	613
Deferred compensation	2,057	1,208
Individually evaluated loans	2,483	855
Deferred loan origination fees and costs	—	474
Accrued vacation	10	11
Accrued bonus	1,065	938
Right of use asset	3,731	1,993
Net operating loss carryforward	307	—
Other	2,175	1,173
Total deferred federal income tax assets	31,737	14,084
Deferred federal income tax liabilities:
FHLB stock dividends	—	1,404
Goodwill	4,542	4,956
Mortgage servicing rights	2,762	2,156
Fixed assets	2,230	1,935
Other intangible assets	7,118	647
Loan mark to market	—	5
Deferred loan origination fees and costs	1,294	—
Net unrealized gains on available-for-sale securities	4,009	1,286
Prepaid expenses	762	708
Lease liabilities	3,557	1,876
Other	25	16
Total deferred federal income tax liabilities	26,299	14,989
Net deferred federal income tax asset/ (liability)	$5,438	$(905)

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2020.

Retained earnings at December 31, 2020, include approximately $32.1 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2020, was approximately $6.7 million.

The total amount of interest and penalties recorded in the income statement was $0 for each of the years ended December 31, 2020, 2019 and 2018.  The amount accrued for interest and penalties was $0 at December 31, 2020, 2019 and 2018.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the states of Indiana and West Virginia. The Company is no longer subject to examination by taxing authorities for years before 2017. At December 31, 2020, the Company operated primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

The Company’s net operating loss of $1.5 million will be carried forward to use against future taxable income.  The net operating loss carryforwards begin to expire in the year ending December 31, 2029.  This tax benefit is subject to an annual limitation under Internal Revenue Code Section 382; however, Premier and the Bank expect to utilize the full amount of the benefit.

19.	Employee Benefit Plans

401(k) Plan

Employees of Premier are eligible to participate in the Premier Financial Corp. 401(k) Employee Savings Plan (the “Premier 401(k)”) if they meet certain age and service requirements. Under the Premier 401(k), Premier matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The Premier 401(k) also provides for a discretionary Premier contribution in addition to the Premier matching contribution. Premier matching contributions totaled $2.5 million, $1.4 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, the Bank adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, the Bank will purchase and own life insurance policies covering the lives of employees selected by the Board of Directors of the Bank as participants. There was $40,000, $60,000 and $38,000 of expense recorded for the years ended December 31, 2020, 2019 and 2018, respectively, with a liability of $1.8 million and $1.8 million for future benefits recorded at December 31, 2020 and 2019, respectively.

Deferred Compensation

The deferred compensation plan covers all directors and certain employees that elect to participate.  Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over a defined time period.  In the fourth quarter of 2018, the stock market declined significantly resulting in a significant decline in the value of the assets and liabilities of the deferred compensation plan and an accounting correction in the deferred compensation plan was recognized.  The deferred compensation plan has approximately $8.2 and $6.8 million in assets and liabilities, respectively, as of December 31, 2020, which are matched in terms of investment elections.  As of December 31, 2019, the deferred compensation plan had approximately $6.9 and $5.5 million in assets and liabilities, respectively, which were matched in terms of investment elections.  Every year, other noninterest income and other noninterest expense reflects the changes in fair value of the underlying investments in the assets and liabilities, respectively.  The Company made an accounting correction in 2018, which was expected to minimize any net impact to earnings from the deferred compensation plan going forward.  This accounting correction was deemed immaterial and resulted in a one-time reduction to other noninterest expense of $806,000, including a $636,000 adjustment to equity for the phantom stock elections within the plan, and a $170,000 adjustment for the tax liability, as of December 31, 2018.  The phantom shares are carried at cost in equity and will be treated as outstanding shares for earnings per share calculations. The net expense (income) recorded for the deferred compensation plan, excluding the one-time accounting correction, for each of the last three years was ($11,000), $85,000 and $15,000 in 2020, 2019 and 2018, respectively.

As a part of the Merger, Premier assumed the United Community Financial Corp. Deferred Compensation Plan.  This is an unfunded plan for a select group of key management including named executive officers.  The deferred compensation plan has approximately $1.9 million in both assets and liabilities as of December 31, 2020.  As of December 31, 2020, this plan has been frozen.  Participants can choose to receive a lump sum payout or elect to receive installments for up to 11 years once they are eligible to withdraw funds.

20.	Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees.  On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Merger, Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan and UCFC’s 2015 Long Term Incentive Plan (the “UCFC 2015 Plan”).  Premier also assumed the UCFC 2015 Plan with respect to the available shares under the UCFC 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger became exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options.  All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2018 Equity Plan.  The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of December 31, 2020, 36,261 options had been granted pursuant to previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. On the date of the Merger, 39,983 Premier options were exchanged for all of the outstanding stock options on the books of UCFC at the same conversion price and ratio applied to UCFC common shares at January 31, 2020.  All of these options were fully vested at the time of acquisition.  Options granted under all plans vest 20% per year. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The Company approved a Short-Term (“STIP”) Incentive Plan and a Long-Term (“LTIP”) Equity Incentive Plan for selected members of management.  There are two types of LTIP awards: an Executive LTIP and a Key LTIP.

Under the 2018, 2019 and 2020 STIPs, the participants can earn a cash payout.  The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year.

Under each Executive LTIP, the participants may earn between 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 41,676 and 69,014 RSU’s to the participants in the 2018 and 2019 Executive LTIPs, respectively, which represents the maximum target award. The Company granted 100,714 performance stock units to the participants in the 2020 Executive LTIP.  The performance stock units work like the RSU’s under the Executive LTIP. A total of 32,288 shares of PFC common stock were issued to the participants of the 2017 LTIP in the first quarter of 2020 for the three year performance period ended December 31, 2019.  In addition, as a result of the Merger, the 2018 and 2019 grants were accelerated and vested based on performance up to the date of the Merger.  This resulted in the award of 51,677 shares of PFC stock to the participants with another 21,834 shares to be issued in 2021 to the CEO of the Company.  This delay in the receipt of the CEO’s shares was mandated by the merger agreement.  The amount of benefit under the remaining 2020 LTIP will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under this LTIP will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive the payment.

Under each Key LTIP, the participants are granted shares based upon the achievement of certain targets in the prior year.  The participants can earn from 5% to 10% of their salary in restricted stock units that vest three years from the date of grant.  The Company granted 12,038 RSU’s in the first quarter of 2020 as a payout under the Key LTIP.

In 2020, the Company also granted 14,859 restricted shares, of which 1,510 were discretionary RSUs that vest three years from the date of grant and 13,349 were restricted stock grants.  Of the 13,349 restricted stock grants, all were issued to directors and have a one-year vesting period.  The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

There were no options granted during the years ended December 31, 2020, 2019 or 2018.

Following is options activity under the plans during 2020:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2020	17,700	$17.60
Forfeited or cancelled	(1,500)	17.92
Exercised	(19,922)	7.10
Exchanged	39,983	16.00
Granted	—	—
Options outstanding, December 31, 2020	36,261	$21.59	5.78	$107
Exercisable at December 31, 2020	34,661	$21.72	5.81	$100

Information related to the stock option plans is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$189	$390	$893
Cash received from option exercises	—	189	111
Tax benefit realized from option exercises	40	4	28
Weighted average fair value of options granted	$—	$—	$—

As of December 31, 2020, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.0 month.

At December 31, 2020, a total of 187,707 restricted share awards were outstanding. Compensation expense is recognized over the performance or vesting period. Total expense of $2.3 million, $2.1 million and $2.0 million was recorded during the years ended December 31, 2020, 2019 and 2018, respectively, and approximately $3.2 million and $1.2 million is included within other liabilities at December 31, 2020 and 2019, respectively, related to the cash portion of the STIPs.

	Performance Stock Units		Restricted Stock Units		Stock Grants
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2020	—	$—	158,470	$25.72	48,545	$27.49
Granted	100,714	26.48	13,548	21.69	13,349	25.75
Vested	—	—	(88,005)	25.48	(19,502)	27.32
Forfeited	(9,823)	26.48	(28,254)	25.61	(1,335)	29.97
Unvested at December 31, 2020	90,891	$26.48	55,759	$25.18	41,057	$26.93

The maximum amount of compensation expense that may be earned for the 2020 Executive LTIP at December 31, 2020, is approximately $2.4 million in the aggregate.  However, the estimated expense expected to be earned as of December 31, 2020, based on the performance measures in the plans, is $1.6 million of which $1.0 million was unrecognized at December 31, 2020, and will be recognized over the remaining performance period.

As of December 31, 2020, 695,869 shares were available for grant under the 2018 Equity Plan and 126,758 shares were available for grant under the 2015 UCFC Plan. Options forfeited or cancelled under all plans except the 2018 Equity Plan and the UCFC 2015 Plan are no longer available for grant to other participants.
21.	Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, are as follow:

	December 31,
Statements of Financial Condition	2020	2019
	(In Thousands)
Assets
Cash and cash equivalents	$58,017	$18,011
Investment in banking subsidiary	962,675	419,496
Investment in non-bank subsidiaries	39,699	24,103
Other assets	7,103	1,169
Total assets	$1,067,494	$462,779
Liabilities and stockholders’ equity:
Subordinated debentures	$84,860	$36,083
Accrued liabilities	358	529
Stockholders’ equity	982,276	426,167
Total liabilities and stockholders’ equity	$1,067,494	$462,779

	Years Ended December 31,
Statements of Income	2020	2019	2018
	(In Thousands)
Dividends from subsidiaries	$25,900	$38,585	$24,550
Interest income	30	—	—
Interest expense	(1,308)	(1,368)	(1,281)
Other income	105	1	1
Noninterest expense	(902)	(1,234)	(831)
Income before income taxes and equity in earnings of subsidiaries	23,825	35,984	22,439
Income tax credit	(423)	(534)	(431)
Income before equity in earnings of subsidiaries	24,248	36,518	22,870
Undistributed equity in earnings of subsidiaries	38,829	12,852	23,379
Net income	63,077	49,370	46,249
Other comprehensive income (loss)	10,409	6,743	(2,412)
Comprehensive income	$73,486	$56,113	$43,837

	Years Ended December 31,
Statements of Cash Flows	2020	2019	2018
	(In Thousands)
Operating activities:
Net income	$63,077	$49,370	$46,249
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed equity in earnings of subsidiaries	(38,829)	(12,852)	(23,379)
Change in other assets and liabilities	1,630	(201)	(419)
Net cash provided by (used in) operating activities	25,878	36,317	22,451
Investing activities:
Net Cash received for United Community Financial Corp.	9,414	—	—
Purchase of equity securities	(1,000)	—	—
Net cash used in investing activities	8,414	—	—
Financing activities:
Repurchase of common stock	(10,183)	(15,147)	(6,330)
Cash dividends paid	(32,898)	(15,624)	(13,043)
Proceeds from subordinated debentures	48,777	—	—
Stock Options Exercised	—	189	111
Direct stock sales	18	123	104
Net cash used in financing activities	5,714	(30,459)	(19,158)
Net increase (decrease) in cash and cash equivalents	40,006	5,858	3,293
Cash and cash equivalents at beginning of year	18,011	12,153	8,860
Cash and cash equivalents at end of year	$58,017	$18,011	$12,153

22.	Fair Value

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

Equity securities – These securities are reported at fair value utilizing Level 1 inputs where the Company obtains fair value measurements from Bloomberg or a broker.

Loans held for sale, carried at fair value – The Company elected the fair value option for all conventional residential one-to four-family loans held for sale and all permanent construction loans held for sale that were acquired from UCFC in the Merger.  In addition, the Company has elected the fair value option for all loans held for sale originated after January 31, 2020.

The fair value of conventional loans held for sale is determined using the current 15 day forward contract price for either 15 or 30 year conventional mortgages (Level 2). The fair value of permanent construction loans held for sale is determined using the current 60 day forward contract price for 15 or 30 year conventional mortgages which is then adjusted for unobservable market data such as estimated fall out rates and estimated time from origination to completion of construction (Level 3).

Collateral Dependant loans - Fair values for individually analyzed, collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the cost to replace the current property.  Value of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell.  Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for both collateral-dependent loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.  Appraisal values are discounted from 0% to 30% to account for other factors that may impact the value of collateral. In determining the value of collateral dependent loans and other real estate owned, significant unobservable inputs may be used, which include but are not limited to:  physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

Assets and Liabilities Measured on a Recurring Basis

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$40,940	$—	$40,940
Mortgage-backed securities	—	277,182	—	277,182
Collateralized mortgage obligations	—	106,299	—	106,299
Asset-backed securities	—	30,546	—	30,546
Corporate bonds	—	44,169	—	44,169
Obligations of state and political subdivisions	—	237,518	—	237,518
Equity securities	1,090	—	—	1,090
Loans held for sale, at fair value	—	98,587	123,029	221,616
Purchased certificate of deposit option	—	56	—	56
Interest rate swaps	—	1,870	—	1,870
Mortgage banking derivative - asset	—	3,833	—	3,833
Liabilities:
Written certificate of deposit option	—	56	—	56
Interest rate swaps	—	2,036	—	2,036

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$2,524	$—	$2,524
Mortgage-backed securities	—	89,647	—	89,647
REMICs	—	1,636	—	1,636
Collateralized mortgage obligations	—	82,101	—	82,101
Corporate bonds	—	12,101	—	12,101
Obligations of state and political subdivisions	—	92,028	3,411	95,439
Mortgage banking derivative - asset	—	892	—	892

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve month periods ended December 31, 2020 and 2019.

	Construction loans held for sale
	Twelve Months Ended December 31,
	2020	2019
Balance of recurring Level 3 assets at beginning of period	$—	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	13,492	—
Originations	108,847	—
Acquired in acquisition	37,711	—
Sales	(37,021)	—
Balance of recurring Level 3 assets at end of period	$123,029	$—

	Securities available-for-sale
	Twelve Months Ended December 31,
	2020	2019
Balance of recurring Level 3 assets at beginning of period	$3,411	$—
Balance of assets classified as Level 3 during the period	—	3,411
Balance of Level 3 assets moved to Level 2 during the period	(3,411)	—
Balance of recurring Level 3 assets at end of period	$—	$3,411

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

The aggregate fair value of the residential mortgage loans held for sale at December 31, 2020 was $98.6 million and they had a contractual balance of $93.2 million for this same period.  The difference between these two figures is recorded in gains and losses on the sale of loans held for sale.  For the twelve months ended December 31, 2020, $5.4 million was recorded in gains on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at December 31, 2020 was $123.0 million and they had a contractual balance of $109.5 million for this same period.  The difference between these two figures is recorded in gains and losses on the sale of loans held for sale.  For the twelve months ended December 31, 2020, $13.5 was recorded in gains on the sale of loans held for sale for the change in fair value.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Collateral dependent loans held for sale
Commercial Real Estate	$—	$—	$4,601	$4,601
Commercial	—	—	7,151	7,151
Total individually analyzed loans	—	—	11,752	11,752

Mortgage servicing rights	—	13,153	—	13,153

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Commercial Real Estate	$—	$—	$68	$68
Commercial	—	—	38	38
Total impaired loans	—	—	106	106

Mortgage servicing rights	—	273	—	273

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Collateral Dependent Loans- Applies to all loan classes	$11,752	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	5 - 37%	24.17%

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Impaired Loans- Applies to all loan classes	$106	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-13%	10.86%

Individually analyzed loans, which are evaluated using the fair value of the collateral for collateral dependent loans, had a fair value of $11.7 million that includes a valuation allowance of $2.9 million and a fair value of $106,000 that includes a valuation allowance of $26,000 at December 31, 2020 and 2019, respectively. A provision expense of $2.9 million, $12,000, $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to these loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $13.2 million with a valuation allowance of $8.5 million and a fair value of $273,000 with a valuation allowance of $534,000 at December 31, 2020 and 2019, respectively.  Expense of $8.0 million and $234,000 was included in earnings for the years ended December 31, 2020 and 2019, respectively, and a recovery of $132,000 was included in earnings for the year ended December 31, 2018.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $0, $264,000 and $552,000 for the years ended December 31, 2020, 2019 and 2018, respectively, which was recorded directly as an adjustment to current earnings through noninterest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2020, and December 31, 2019. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Premier.

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

The Company adopted the amendments to ASU 2016-01 relating to the loan portfolio in 2018 and an exit price income approach is now used to determine the fair value. The loans were valued on an individual basis, with consideration given to the loans underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loss exposures, and remaining balances. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. For all periods presented, the estimated fair value of individually analyzed loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All individually analyzed loans are classified as Level 3 within the valuation hierarchy.

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

The fair values of securities sold under repurchase agreements are equal to their carrying amounts resulting in a Level 1 classification.  The fair value of subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates currently being offered on subordinated debentures to the schedule of maturities on the subordinated debt tranches resulting in a Level 2 classification.

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification.

		Fair Value Measurements at December 31, 2020 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$159,266	$159,266	$159,266	$—	$—
Securities available for sale	736,654	736,654	—	736,654	—
Equity securities	1,090	1,090	1,090	—	—
FHLB Stock	16,026	N/A	N/A	N/A	N/A
Loans receivable, net	5,409,161	5,412,814	—	—	5,412,814
Loans held for sale, carried at fair value	221,616	221,616	—	98,587	123,029

Financial Liabilities:
Deposits	$6,047,841	$6,056,426	$4,925,411	$1,131,015	$—
Subordinated debentures	84,860	83,237	—	—	83,237

		Fair Value Measurements at December 31, 2019 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$131,254	$131,254	$131,254	$—	$—
Investment securities	283,448	283,448	—	280,037	3,411
FHLB Stock	11,915	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	2,764,329	2,756,092	—	18,456	2,737,636

Financial Liabilities:
Deposits	$2,870,325	$2,871,166	$2,131,537	$739,629	$—
Advances from FHLB	85,063	85,003	—	85,003	—
Securities sold under repurchase agreements	2,999	2,999	2,999	—	—
Subordinated debentures	36,083	36,083	—	36,083	—

23.	Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives.  It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These mortgage banking derivatives are not designated in hedge relationships.  The Bank had approximately $135.7 million and $17.0 million of interest rate lock commitments at December 31, 2020 and 2019, respectively.  There were $265.0 million of forward sales of mortgage-backed securities and $34.4 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2020 and 2019, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability.  The table below provides data about the carrying values of these derivative instruments:

	December 31, 2020			December 31, 2019
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking
Derivatives	$3,833	$—	$3,833	$883	$(9)	$892

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments.  The difference in derivative net carrying value at December 31, 2020 and 2019 represents a fair value adjustment that runs through mortgage banking income.  For fiscal year 2020, $2.2 million of this difference ran through mortgage banking income while the remaining difference of $806,000 was part of the Merger consideration.

	Twelve Months Ended December 31,
	2020	2019	2018
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$2,154	$598	$(304)

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers that was acquired in the Merger.  Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $87.8 million and fair value of $1.9 million in other assets and $2.0 million in other liabilities at December 31, 2020.  The difference in fair value of $166,000 between the asset and liability represents a credit valuation adjustment that flows through noninterest income.  For the twelve months ended December 31, 2020, $80,000 of this figure flowed through noninterest income.  The remainder was part of the Merger consideration.  The Company had no interest rate swaps outstanding at December 31, 2019.

Equity Linked Time Deposit

The Company also acquired time deposits in its acquisition of UCFC that have written and purchased option derivatives to facilitate an equity linked time deposit product.  The time deposit provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Bank receives a known stream of funds based on the equity return (a purchase option).  The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statement of financial condition.  At December 31, 2020, the balance of the equity linked time deposits was $5.7 million and the written and purchased options each had a fair value of $56,000.

24.	Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2020	(In Thousands, Except Per Share Amounts)
Interest income	$54,522	$62,449	$60,159	$60,816
Interest expense	9,059	8,145	6,888	5,849
Net interest income	45,463	54,304	53,271	54,967
Provision for credit losses	43,786	1,868	3,658	(6,158)
Provision for unfunded commitments	1,459	1,107	(864)	(606)
Net interest income after provision for credit losses	218	51,329	50,477	61,731
Noninterest income	13,999	23,015	25,000	18,670
Noninterest expense	42,310	37,984	43,563	41,313
Income before income taxes	(28,093)	36,360	31,914	39,088
Income taxes	(5,610)	7,303	6,259	8,240
Net income	$(22,483)	$29,057	$25,655	$30,848
Earnings per common share:
Basic	$(0.71)	$0.78	$0.69	$0.83
Diluted	$(0.71)	$0.78	$0.69	$0.82

	Three Months Ended
	March 31	June 30	September 30	December 31
2019	(In Thousands, Except Per Share Amounts)
Interest income	$33,919	$35,241	$35,683	$36,241
Interest expense	5,649	6,252	6,791	6,743
Net interest income	28,270	28,989	28,892	29,498
Provision for loan losses	212	282	1,327	1,084
Provision for loan losses	87	(85)	(62)	39
Net interest income after provision for loan losses	27,971	28,792	27,627	28,375
Noninterest income	10,813	10,486	11,842	11,815
Noninterest expense	24,779	24,320	23,265	24,720
Income before income taxes	14,005	14,958	16,204	15,470
Income taxes	2,523	2,759	3,033	2,952
Net income	$11,482	$12,199	$13,171	$12,518
Earnings per common share:	$0.57	$0.62	$0.67	$0.63
Basic	$0.57	$0.61	$0.66	$0.63
Diluted

25.	Other Comprehensive Income (Loss)

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

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2020:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$14,431	$3,030	$11,401
Reclassification adjustment for net gains included in net income	(1,464)	(307)	(1,157)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	195	41	154
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	13	2	11
Total other comprehensive income	$13,175	$2,766	$10,409

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2019:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$8,754	$1,839	$6,915
Reclassification adjustment for net gains included in net income	(24)	(5)	(19)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	(310)	(146)	(164)
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	14	3	11
Total other comprehensive income	$8,434	$1,691	$6,743

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Twelve months ended December 31, 2018
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$(3,356)	$(706)	$(2,650)
Reclassification adjustment for net gains included in net income	(173)	(36)	(137)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	560	200	360
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	18	3	15
Total other comprehensive income	$(2,951)	$(539)	$(2,412)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Accumulated Other Comprehensive Income
	(In Thousands)
Balance January 1, 2020	$4,839	$(244)	$4,595
Other comprehensive income before reclassifications	11,401	154	11,555
Amounts reclassified from accumulated other comprehensive loss	(1,157)	11	(1,146)
Net other comprehensive income during period	10,244	165	10,409
Balance December 31, 2020	$15,083	$(79)	$15,004
Balance January 1, 2019	$(2,057)	$(91)	$(2,148)
Other comprehensive income before reclassifications	6,915	(164)	6,751
Amounts reclassified from accumulated other comprehensive loss	(19)	11	(8)
Net other comprehensive income during period	6,896	(153)	6,743
Balance December 31, 2019	$4,839	$(244)	$4,595
Balance January 1, 2018	$601	$(384)	$217
Other comprehensive income before reclassifications	(2,650)	360	(2,290)
Amounts reclassified from accumulated other comprehensive loss	(137)	15	(122)
Net other comprehensive income during period	(2,787)	375	(2,412)
Reclassification Adjustment upon adoption of ASU 2018-02	129	(82)	47
Balance December 31, 2018	$(2,057)	$(91)	$(2,148)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Premier’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Premier’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Premier’s disclosure controls and procedures as of December 31, 2020, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in Premier’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, Premier’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors, nominees for directorship and executive officers is incorporated herein by reference from the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “EXECUTIVE OFFICERS” in the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2020 (the “Proxy Statement”). Information regarding our Audit Committee and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is incorporated herein by reference from the sections respectively captioned, “Board Committees” under the “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “DELINQUENT SECTION 16(a) REPORTS” of the Proxy Statement.  There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

Premier has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements, and is available on its Internet site at www.premierfincorp.com under the Governance Documents tab on the Investor Relations page.

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

Equity Compensation Plans

The following table provides information as of December 31, 2020, with respect to the shares of Premier common stock that are reserved for issuance under Premier’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	36,261	$21.59	822,627

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

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1)	The following documents are filed as Item 8 of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm (Crowe LLP)
(B)	Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
(C)	Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
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

PREMIER FINANCIAL CORP.

March 12, 2021	By:	/s/ Paul Nungester
Paul Nungester, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2021.

Signature	Title

/s/ John L. Bookmyer	Chairman of the Board
John L. Bookmyer

/s/ Richard J. Schiraldi	Vice Chairman of the Board
Richard J. Schiraldi

/s/ Donald P. Hileman	Chief Executive Officer and Director
Donald P. Hileman

/s/ Gary M. Small	President and Director
Gary M. Small

/s/ Paul Nungester	Executive Vice President and Chief
Paul Nungester	Financial Officer (principal accounting officer)

/s/ Marty E. Adams	Director
Marty E. Adams

/s/ Zahid Afzal	Director
Zahid Afzal

/s/ Louis M. Altman	Director
Louis M. Altman

/s/ Terri A. Bettinger	Director
Terri A. Bettinger

/s/ Lee Burdman	Director
Lee Burdman
/s/ Jean A. Hubbard	Director
Jean A. Hubbard

/s/ Charles D. Niehaus	Director
Charles D. Niehaus

/s/ Mark A. Robison	Director
Mark A. Robison

/s/ Samuel S. Strausbaugh	Director
Samuel S. Strausbaugh

Exhibit Index

This report incorporates by reference the documents listed below that we have previously filed with the SEC. The SEC allows us to incorporate by reference information in this document. The information incorporated by reference is considered to be part of this document.

The SEC maintains an internet web site that contains reports, proxy statements, and other information about issuers, like Premier, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by Premier with the SEC are also available at the Premier Financial Corp. web site. The address of the site is http://www.yourpremierbank.com. Except as specifically incorporated by reference into this Form 10-K, information on those web sites is not part of this report.

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

3.2

Second Amended and Restated Code of Regulations of Premier Financial Corp. (reflecting all amendments) (incorporated herein by reference to Exhibit 3.3 in Registrant’s Form 8-K filed June 22, 2020 (File No. 000-26850))

4.1*	Description of Capital Stock

4.2

Indenture, dated September 30, 2020, between Premier Financial Corp. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 in Registrant’s Form 8-K filed September 30, 2020 (File No. 000-26860))

4.3

First Supplemental Indenture, dated September 30, 2020, between Premier Financial Corp, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 in Registrant’s Form 8-K filed September 30, 2020 (File No. 000-26860))

4.4	Form of 4.00% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.3)

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

10.5+	First Defiance Financial Corp. and Affiliates Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed March 15, 2012 (File No. 000-26850))

10.6+*	Premier Financial Corp. 2018 Equity Incentive Plan (formerly the First Defiance Financial Corp. 2018 Equity Incentive Plan)

10.7+

United Community Financial Corp. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 in the Registrant’s Form S-8 filed February 3, 2020 (File No. 000-26850))

10.8+*	Jude J. Nohra Consulting Agreement and General Release

10.9+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.10+

Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.11+	First Defiance Deferred Compensation Plan, revised October 30, 2014 (incorporated herein by reference to Exhibit 10.3 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.12+	Employment Agreement with Donald P. Hileman, dated December 20, 2018 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed December 27, 2018 (File No. 000-26850))

10.13+

First Amendment to the Employment Agreement with Donald P. Hileman, dated March 4, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 6, 2019 (File No. 000-26850))

10.14+*	Premier Financial Corp. 2015 Long Term Incentive Plan (formerly the United Community Financial Corp. 2015 long term Incentive Plan)

10.15+

Form of Performance-Based Restricted Stock Unit Award Agreement (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.26 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.16+

Amendment to Form of Performance-Based Restricted Stock Unit Award Agreements (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.17+

Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.18+

Amendment to Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in the Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.19+

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

10.21+	2020 Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 16, 2020 (File No. 000-26850))

10.22+*	Employment Agreement with Vince Liuzzi, dated March 4, 2019

10.23+	Employment Agreement with Paul D. Nungester, dated May 1, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed May 7, 2019 (File No. 000-26850))

10.24+	Employment Agreement with Donald P. Hileman, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.25+	Employment Agreement with Gary M. Small, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.2 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.26+

Amendment to Donald P. Hileman Performance-Based Restricted Stock Unit Award Agreements (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.27+

Amendment to Donald P. Hileman Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.28	Form of Severance and Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 in the Registrant’s Form 10-Q filed June 18, 2020 (File No. 000-26850))

10.29

Purchase Agreement, among Premier Financial Corp., Premier Bank and Piper Sandler & Co., dated September 25, 2020 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 30, 2020 (File 000-26850))

10.30+*	2021 Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan

10.31+*	2021 Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan

10.32+*	2021 Form of Long Term Incentive Plan Performance Share Units Award Agreement

21*	List of Subsidiaries of the Company

23.1*	Consent of Crowe LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL: (i) Audited Consolidated Condensed Statements of Financial Condition at December 31, 2020 and December 31, 2019; (ii) Audited Consolidated Condensed Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Audited Consolidated Condensed Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Audited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Audited Consolidated Condensed Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Audited Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan.