Form 10-Q
period 2021-03-31
PREMIER FINANCIAL CORP
filed 2021-05-06
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 37,303,971 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$68,689	$79,593
Interest-bearing deposits	235,058	79,673
	303,747	159,266
Securities available-for-sale, carried at fair value	918,590	736,654
Equity securities	13,753	1,090
Loans held for sale, carried at fair value	215,945	221,616
Loans receivable, net of allowance for credit losses of $74,754 at March 31, 2021 and $82,079 at December 31, 2020, respectively	5,384,929	5,409,161
Mortgage servicing rights	18,503	13,153
Accrued interest receivable	24,762	25,434
Federal Home Loan Bank stock	9,328	16,026
Bank owned life insurance	145,060	144,784
Premises and equipment	57,358	58,665
Real estate and other assets held for sale	54	343
Goodwill	317,948	317,948
Core deposit and other intangibles	28,714	30,337
Other assets	91,771	77,257
Total assets	$7,530,462	$7,211,734

(continued)

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Liabilities and stockholders’ equity
Liabilities:
Deposits	$6,351,919	$6,047,841
Advances from the Federal Home Loan Bank	—	—
Subordinated debentures	84,881	84,860
Advance payments by borrowers	20,773	21,748
Reserve for credit losses - unfunded commitments	5,901	5,350
Other liabilities	68,802	69,659
Total liabilities	6,532,276	6,229,458

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 37,274,844 and 37,291,480 shares outstanding at March 31, 2021 and December 31, 2020, respectively	306	306
Additional paid-in capital	689,747	689,390
Accumulated other comprehensive (loss) income, net of tax of $133 and $3,988, respectively	(502)	15,004
Retained earnings	388,467	356,414
Treasury stock, at cost, 6,022,416 shares at March 31, 2021 and 6,005,780 shares at December 31, 2020	(79,832)	(78,838)
Total stockholders’ equity	998,186	982,276
Total liabilities and stockholders’ equity	$7,530,462	$7,211,734

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest Income
Loans	$57,565	$51,460
Investment securities:
Taxable	2,782	1,834
Non-taxable	900	883
Interest-bearing deposits	66	230
FHLB stock dividends	59	115
Total interest income	61,372	54,522
Interest Expense
Deposits	4,164	7,771
FHLB advances and other	—	1,006
Subordinated debentures	695	273
Notes payable	—	9
Total interest expense	4,859	9,059
Net interest income	56,513	45,463
Credit (benefit) loss expense - loans and leases	(7,514)	43,786
Credit loss expense - unfunded commitments	551	1,458
Net interest income after credit loss expense	63,476	219
Non-interest Income
Service fees and other charges	5,469	5,318
Insurance commissions	4,882	5,155
Mortgage banking income	10,533	848
Gain on sale of non-mortgage loans	—	234
Gain on sale of securities available for sale	516	—
Gain on equity securities	1,610	—
Wealth management income	1,757	1,091
Income from Bank Owned Life Insurance	1,168	781
Other non-interest income	340	572
Total non-interest income	26,275	13,999
Non-interest Expense
Compensation and benefits	21,997	17,585
Occupancy	4,112	3,731
FDIC insurance premium	898	492
Financial institutions tax	1,190	834
Data processing	3,382	3,040
Acquisition related charges	—	11,486
Amortization of intangibles	1,623	1,245
Other non-interest expense	5,601	3,897
Total non-interest expense	38,803	42,310
Income (loss) before income taxes	50,948	(28,092)
Income tax expense (benefit)	9,952	(5,610)
Net income (loss)	$40,996	$(22,482)
Earnings (loss) per common share
Basic	$1.10	$(0.71)
Diluted	$1.10	$(0.71)

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$40,996	$(22,482)

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(19,112)	9,458
Reclassification adjustment for securities gains included in net income	(516)	—
Income tax effect	4,122	(1,985)
Net of tax amount	(15,506)	7,473

Change in unrealized gain/(loss) on postretirement benefit:
Reclassification adjustment for deferred tax on defined benefit postretirement medical plan	—	—
Net of tax amount	—	—

Total other comprehensive income (loss)	(15,506)	7,473

Comprehensive income (loss)	$25,490	$(15,009)

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2021	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276
Net income						40,996		40,996
Other comprehensive loss					(15,506)			(15,506)
Deferred compensation plan		7,911		51			(51)	—
Stock based compensation expenses				551				551
Vesting of incentive plans		6,124		(82)			82	—
Shares issued under stock option plan		600					8	8
Restricted share issuance		13,708		(183)			183	—
Restricted share forfeitures		(5,779)		20			(138)	(118)
Shares repurchased		(39,200)					(1,078)	(1,078)
Common stock dividend payment ($0.24 per share)						(8,943)		(8,943)
Balance at March 31, 2021	$—	37,274,844	$306	$689,747	$(502)	$388,467	$(79,832)	$998,186

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2020	$—	19,729,886	$127	$161,955	$4,595	$329,175	$(69,685)	$426,167
Net income (loss)						(22,482)		(22,482)
Other comprehensive income					7,473			7,473
Adoption of ASC 326						(2,566)		(2,566)
Deferred compensation plan		7,524		(94)			94	—
Stock based compensation expenses				1,230			6	1,236
Capital stock issuance related to acquisition		17,927,017	179	526,696				526,875
Vesting of incentive plans		39,548		(1,989)			493	(1,496)
Restricted share issuance		13,349		198		(374)	176	—
Restricted share forfeitures		(750)						—
Shares repurchased		(430,000)					(10,078)	(10,078)
Common stock dividend payment ($0.22 per share)						(8,286)		(8,286)
Balance at March 31, 2020	$—	37,286,574	$306	$687,996	$12,068	$295,467	$(78,994)	$916,843

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$40,996	$(22,482)
Items not requiring (providing) cash:
Provision (benefit) for credit losses	(6,963)	43,786
Depreciation	1,647	1,631
Amortization of premium and discounts on loans, securities, deposits and debt obligations	143	(1,112)
Amortization of mortgage servicing rights, net of impairment charges/recoveries	(2,976)	5,648
Amortization of intangibles	1,623	1,245
Change in deferred taxes	—	77
Proceeds from the sale of loans held for sale	258,544	101,090
Originations of loans held for sale	(249,607)	(110,026)
Gain from sale of loans	(5,640)	(5,136)
Gain/loss on sale / write-down of real estate and other assets held for sale	6	10
Gain on sale of available for sale securities	(516)	—
Unrealized gain on equity securities	(1,610)	—
Stock option expense	551	1,236
Restricted stock forfeitures for taxes and option exercises	(110)	(1,496)
Income from bank owned life insurance	(1,168)	(781)
Changes in:
Accrued interest receivable and other assets	(9,833)	(2,854)
Other liabilities	(744)	2,525
Net cash provided by operating activities	24,343	13,361

Investing Activities
Proceeds from maturities of held-to maturity securities	—	—
Proceeds from maturities, calls and pay-downs of available-for-sale securities	41,123	19,389
Proceeds from sale of available-for-sale securities	22,380	—
Proceeds from sale of premises and equipment, real estate and other assets held for sale	117	481
Proceeds from sale of non-mortgage loans	—	3,241
Purchases of available-for-sale securities	(267,079)	—
Purchases of equity securities	(11,053)	—
Net change in Federal Home Loan Bank stock	6,698	(64,584)
Net cash received (paid) from acquisition (Reference Footnote 17 Business Combinations)	—	52,448
Purchases of premises and equipment, net	(120)	(722)
Proceeds from bank owned life insurance	892	—
Net increase in loans receivable	33,669	(44,623)
Net cash used by investing activities	(173,373)	(34,370)
Financing Activities
Net increase in deposits and advance payments by borrowers	303,532	34,437
Net change in Federal Home Loan Bank advances	—	19,937
Decrease in securities sold under repurchase agreements	—	(1,038)
Net cash paid for repurchase of common stock	(1,078)	(10,078)
Cash dividends paid on common stock	(8,943)	(8,286)
Net cash provided by financing activities	293,511	34,972
Increase in cash and cash equivalents	144,481	13,963
Cash and cash equivalents at beginning of period	159,266	131,254
Cash and cash equivalents at end of period	$303,747	$145,217
Supplemental cash flow information:
Interest paid	$5,425	$9,028
Income taxes paid	$—	$—
Initial recognition of right-of-use asset	$500	$8,994
Initial recognition of lease liability	$500	$9,143
Initial recognition of ASC 326	$—	$2,566
Transfers from loans to real estate and other assets held for sale	$54	$37

See accompanying notes.

Refer to Note 17 – Business Combinations for non-cash activity.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2021 and 2020

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

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, the Bank, First Insurance Group of the Midwest, Inc. (“First Insurance”), First Defiance Risk Management Inc. (“First Defiance Risk Management”) and HSB Capital, LLC (“HSB Capital”). All significant intercompany transactions and balances are eliminated in consolidation.

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

Immediately following the Merger, the Bank acquired UCFC’s wholly-owned bank subsidiary, Home Savings Bank (“Home Savings”).  Immediately prior to the merger of the banks, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers. Premier acquired two additional subsidiaries in the Merger, HSB Capital and HSB Insurance, Inc.  HSB Insurance, Inc. was dissolved in September 2020.

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

The consolidated condensed statement of financial condition at December 31, 2020, was derived from the audited financial statements at that date, which were included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

The accompanying consolidated condensed financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2021, are not necessarily indicative of the results that may be expected for the entire year.

2.	Significant Accounting Policies

Accounting Standards Update

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

Accounting Standards not yet adopted:

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): This guidance provides temporary options to ease the potential burden in accounting for reference rate reform. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective as of March 12, 2021, through December 31, 2022. The Company anticipates being fully prepared to implement a replacement for the reference rate and has determined that any change will not have a material impact to the consolidated financial statements.

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

Available-for-sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 2 include U.S. federal government agencies, mortgage-backed securities, asset-backed securities, corporate bonds and municipal securities.

Equity securities – These securities are reported at fair value utilizing Level 1 inputs where the Company obtains fair value measurements from a broker.

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

Collateral dependent loans - Fair values for individually analyzed collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the cost to replace the current property.  Value of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell.  Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for both individually analyzed collateral-dependent loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.  Appraisal values are discounted from 0% to 30% to account for other factors that may impact the value of collateral. In determining the value of individually analyzed collateral dependent loans and other real estate owned, significant unobservable inputs may be used, which include but are not limited to:  physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

Purchased and written certificate of deposit option – The Company acquired purchased and written certificate of deposit options in its Merger with UCFC.  These written and purchased options are mirror derivative instruments that are carried at fair value on the statement of financial condition.  The Company uses an independent third party to perform a market valuation analysis for purchased and written certificate of deposit options  (Level 2).

Interest rate swaps – The Company periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than the Company is willing to extend.  The Company then enters into a reciprocal swap agreement with a third party that offsets the interest rate risk from the interest rate swap extended to the customer.  The interest rate swaps are derivative instruments which are carried at fair value on the statement of financial condition.  The Company uses an independent third party to perform a market valuation analysis for both swap positions (Level 2).

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$38,793	$—	$38,793
Mortgage-backed securities	—	243,022	—	243,022
Collateralized mortgage obligations	—	110,227	—	110,227
Asset-backed securities	—	191,913	—	191,913
Corporate bonds	—	55,258	—	55,258
Obligations of state and political subdivisions	—	279,377	—	279,377
Equity securities	13,753	—	—	13,753
Loans held for sale, at fair value	—	81,307	134,638	215,945
Purchased certificate of deposit option	—	59	—	59
Interest rate swaps	—	406	—	406
Mortgage banking derivative	—	7,957	—	7,957
Liabilities:
Written certificate of deposit option	—	59	—	59
Interest rate swaps	—	375	—	375

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$40,940	$—	$40,940
Mortgage-backed securities	—	277,182	—	277,182
Collateralized mortgage obligations	—	106,299	—	106,299
Asset-backed securities	—	30,546	—	30,546
Corporate bonds	—	44,169	—	44,169
Obligations of state and political subdivisions	—	237,518	—	237,518
Equity securities	1,090	—	—	1,090
Loans held for sale, at fair value	—	98,587	123,029	221,616
Purchased certificate of deposit option	—	56	—	56
Interest rate swaps	—	1,870	—	1,870
Mortgage banking derivative - asset	—	3,833	—	3,833
Liabilities:
Written certificate of deposit option	—	56	—	56
Interest rate swaps	—	2,036	—	2,036

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2021 and 2020.

	Construction loans held for sale
	Three Months Ended March 31,
	2021	2020
Balance of recurring Level 3 assets at beginning of period	$123,029	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(5,568)	4,962
Originations	34,003	9,581
Acquired in acquisition	—	37,711
Sales	(16,826)	(7,834)
Balance of recurring Level 3 assets at end of period	$134,638	$44,420

	Securities available-for-sale
	Three Months Ended March 31,
	2021	2020
Balance of recurring Level 3 assets at beginning of period	$—	$3,411
Balance of assets classified as Level 3 assets during the period	—	2,419
Balance of recurring Level 3 assets at end of period	$—	$5,830

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$134,638	Comparable sales	Time discount using the 60 day forward contract	0.00% - 2.18%

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$123,029	Comparable sales	Time discount using the 60 day forward contract	0.00% - 0.24%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$-	$-	$7,617	$7,617
Commercial	—	—	4,781	4,781
Total individually analyzed loans	—	—	12,398	12,398
Mortgage servicing rights	—	13,868	—	13,868

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$4,601	$4,601
Commercial	—	—	7,151	7,151
Total individually analyzed loans	—	—	11,752	11,752
Mortgage servicing rights	—	13,153	—	13,153

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to all loan classes	$12,398	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-35%	16.23%

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to all loan classes	$11,752	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	5-37%	24.17%

The Company has elected the fair value option for new applications accepted after January 31, 2020, and subsequently originated for residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policies.

The aggregate fair value of the residential mortgage loans held for sale at March 31, 2021 and December 31, 2020 was $81.3 million and $98.6 million, respectively, and they had a contractual balance of $80.2 million and $93.2 million, respectively, for these same periods.  The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale.  For the three months ended March 31, 2021 and 2020, ($4.3) million and $31,000, respectively, was recorded in gains on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at March 31, 2021 and December 31, 2020, was $134.6 million and $123.0 million, respectively, and they had a contractual balance of $126.7 million and $109.5 million, respectively, for these same periods.  The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale.  For the three months ended March 31, 2021 and 2020, ($5.6) million and $5.0 million, respectively, were recorded in gains on the sale of loans held for sale for the change in fair value.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2021, and December 31, 2020. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to Premier.

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

The Company’s loans were valued on an individual basis, with consideration given to the loans’ underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loss exposures, and remaining balances. The model utilizes a discounted cash flow (“DCF”) approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The DCF approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. The estimated fair value of individually analyzed loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All individually analyzed loans are classified as Level 3 within the valuation hierarchy.

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

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2021.

		Fair Value Measurements at March 31, 2021
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$303,747	$303,747	$303,747	$—	$—
Securities available for sale	918,590	918,590	—	918,590	—
Equity securities	13,753	13,753	13,753	—	—
Federal Home Loan Bank Stock	9,328	N/A	N/A	N/A	N/A
Loans receivable, net	5,384,929	5,428,651	—	—	5,428,651
Loans held for sale, carried at fair value	215,945	215,945	—	81,307	134,638

Financial Liabilities:
Deposits	$6,351,919	$6,358,858	$5,297,065	$1,061,793	$—
Subordinated debentures	84,881	83,707	—	83,707	—

		Fair Value Measurements at December 31, 2020
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$159,266	$159,266	$159,266	$—	$—
Securities available for sale	736,654	736,654	—	736,654	—
Equity securities	1,090	1,090	1,090	—	—
Federal Home Loan Bank Stock	16,026	N/A	N/A	N/A	N/A
Loans receivable, net	5,409,161	5,412,814	—	—	5,412,814
Loans held for sale, carried at fair value	221,616	221,616	—	98,587	123,029

Financial Liabilities:
Deposits	$6,047,841	$6,056,426	$4,925,411	$1,131,015	$—
Subordinated debentures	84,860	83,237	—	—	83,237

4.	Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees.  On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Merger, Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan and UCFC’s 2015 Long Term Incentive Plan (the “UCFC 2015 Plan”).  Premier also assumed the UCFC 2015 Plan with respect to the available shares under the UCFC 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger will become exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2018 Equity Plan or the UCFC 2015 Plan.  The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.  The UCFC 2015 Plan had 126,758 Premier common shares available for issuance immediately after the effective time of the Merger.

As of March 31, 2021, 35,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. On the date of the Merger, 39,983 Premier options were exchanged for all of the outstanding stock options on the books of UCFC at the same conversion price and ratio applied to UCFC common shares at January 31, 2020.  All of these options were fully vested at the time of acquisition. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The Company has approved a Short-Term Incentive Plan (“STIP”) and a Long-Term Equity Incentive Plan (“LTIP”) for selected members of management.  There are two types of LTIP awards: an Executive LTIP and a Key LTIP.

Under the STIPs, the participants can earn a cash payout.  The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year.

Under each Executive LTIP, the participants may earn between 20% to 50% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period.  The Company granted 86,058 performance stock units to the participants for the 2021 Executive LTIP during the first quarter of 2021.   The amount of benefit under the 2020 and 2021 Executive LTIPs will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under these LTIPs will be paid out in equity in the first quarter following the end of the performance period. The participants are required to be employed on the day of payout in order to receive the payment.

Under each Key LTIP, the participants are granted shares based upon the achievement of certain targets in the prior year.  The participants can earn from 5% to 10% of their salary in restricted stock units that vest three years from the date of grant.  The Company granted 17,542 RSU’s in the first quarter of 2021 under the 2021 Key LTIP.

In the three months ending March 31, 2021, the Company also granted 3,122 discretionary RSUs that vest three years from the date of grant and 13,708 restricted stock grants.  Of the 13,708 restricted stock grants, all were issued to directors and have a one-year vesting period.  The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

Following is stock option activity under the plans during the three months ended March 31, 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2021	36,261	$21.59
Forfeited or cancelled
Exercised	(600)	13.80
Granted	—	—
Options outstanding, March 31, 2021	35,661	$21.72	5.57	$411
Exercisable at March 31, 2021	35,661	$21.72	5.57	$411

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Proceeds of options exercised	$8	$—
Related tax benefit recognized	—	—
Intrinsic value of options exercised	11	—

At March 31, 2021, 176,949 PSUs, 46,324 RSUs and 34,416 restricted stock grants were unvested. Compensation expense related to PSUs, RSUs, restricted stock grants and the STIP is recognized over the performance period based on the achievements of targets as established under the plan documents or according to a vesting schedule. Total expense of $1.0 million was recorded during each of the three months ended March 31, 2021 and 2020.  There was approximately $2.3 million and $3.2 million included within other liabilities at March 31, 2021, and December 31, 2020, respectively, related to the STIP.

	Performance Stock Units		Restricted Stock Units		Restricted Stock Grants
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2021	90,891	$26.48	55,759	$25.18	41,057	$26.93
Granted	86,058	30.32	20,664	29.11	13,708	29.37
Vested	—	—	(30,099)	26.15	(20,349)	26.75
Forfeited	—	—	—	—	—	—
Unvested at March 31, 2021	176,949	$28.35	46,324	$26.29	34,416	$28.01

The maximum amount of compensation expense that may be earned for the PSUs at March 31, 2021, is approximately $4.9 million in the aggregate.  However, the estimated expense that is expected to be earned as of March 31, 2021, is $3.3 million of which $2.4 million is unrecognized at March 31, 2021, and will be recognized over the remaining performance periods.
5.	Dividends on Common Stock

Premier declared and paid a $0.24 per common stock dividend in the first quarter of 2021 and declared and paid a $0.22 per common stock dividend in the first quarter of 2020.
6.	Earnings (Loss) Per Common Share

Basic earnings (loss) per share are calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings (loss) per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (losses) distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e., unvested restricted stock), not subject to performance based measures.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2021	2020
	(In Thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net income (loss) available to common shareholders	$40,996	$(22,482)
Less: income (loss) allocated to participating securities	43	(39)
Net income (loss) allocated to common shareholders	40,953	(22,443)

Weighted average common shares outstanding including participating securities	37,332	31,721
Less: Participating securities	39	55
Average common shares	37,293	31,666

Basic earnings (loss) per common share	$1.10	$(0.71)
Diluted Earnings (Loss) Per Share:
Net income (loss) allocated to common shareholders	$40,953	$(22,443)
Weighted average common shares outstanding for basic earnings (loss) per common share	37,293	31,666
Add: Dilutive effects of stock options and restricted stock units	64	—
Average shares and dilutive potential common shares	37,357	31,666

Diluted earnings (loss) per common share	$1.10	$(0.71)

There were no shares for the three month period ending March 31, 2021 that were excluded from the diluted earnings per common share calculation as no shares were anti-dilutive during this period.  Since net income allocated to common shareholders was negative for the quarter ended March 31, 2020, there was no dilutive effect from stock options or restricted stock units included in the diluted (loss) per common share calculation.

7.	Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At March 31, 2021
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$38,868	$771	$(846)	$38,793
Mortgage-backed securities	243,126	3,284	(3,388)	243,022
Collateralized mortgage obligations	109,552	1,225	(550)	110,227
Asset-backed securities	191,788	484	(359)	191,913
Corporate bonds	55,049	524	(315)	55,258
Obligations of state and political subdivisions	280,743	6,051	(7,417)	279,377
Total Available-for-Sale	$919,126	$12,339	$(12,875)	$918,590

As a result of the Merger, securities with a fair value of $262.8 million were acquired on January 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At December 31, 2020
Available-for-sale
Obligations of U.S. government corporations and agencies	$39,233	$1,707	$—	$40,940
Mortgage-backed securities	270,683	6,746	(247)	277,182
Collateralized mortgage obligations	103,532	2,927	(160)	106,299
Asset-backed securities	30,643	1	(98)	30,546
Corporate bonds	43,826	489	(146)	44,169
Obligations of state and political subdivisions	229,645	8,069	(196)	237,518
Total Available-for-Sale	$717,562	$19,939	$(847)	$736,654

The amortized cost and fair value of the investment securities portfolio at March 31, 2021, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), CMOs and asset-backed securities (“ABS”), which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$5,853	$5,869
Due after one year through five years	29,787	30,284
Due after five years through ten years	93,585	95,386
Due after ten years	245,435	241,889
MBS/CMO/ABS	544,466	545,162
	$919,126	$918,590

Investment securities with a carrying amount of $388.9 million at March 31, 2021, were pledged as collateral on public deposits.

The following tables summarize Premier’s securities that were in an unrealized loss position at March 31, 2021, and December 31, 2020:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At March 31, 2021
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$9,520	$(846)	$-	$-	$9,520	$(846)
Mortgage-backed securities	152,648	(3,388)	—	—	152,648	(3,388)
Collateralized mortgage obligations	26,477	(550)	—	—	26,477	(550)
Asset-backed securities	76,023	(359)	—	—	76,023	(359)
Corporate bonds	24,995	(256)	2,528	(59)	27,523	(315)
Obligations of state and political subdivisions	132,120	(7,417)	—	—	132,120	(7,417)
Total available-for-sale	$421,783	$(12,816)	$2,528	$(59)	$424,311	$(12,875)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At December 31, 2020
Available-for-sale securities:
Mortgage-backed securities-residential	$26,361	$(247)	$—	$—	$26,361	$(247)
Collateralized mortgage obligations	5,161	(160)	—	—	5,161	(160)
Asset-backed securities	18,439	(98)	—	—	18,439	(98)
Corporate bonds	12,177	(146)	—	—	12,177	(146)
Obligations of state and political subdivisions	41,088	(196)	—	—	41,088	(196)
Total available-for-sale	$103,226	$(847)	$—	$—	$103,226	$(847)

The Company realized gains from the sale of available-for-sale securities totaling $516,000 in the three month period ending March 31, 2021.  For the three months ended March 31, 2020, the Company had no gains or losses from the sale of available-for-sale securities.

ASU 2016-13 makes targeted improvements to the accounting for credit losses on securities available- for-sale. The concept of other than-temporarily impaired has been replaced with the allowance for credit losses. Unlike securities held to maturity, securities available-for-sale are evaluated on an individual level and pooling of securities is not allowed.

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

•

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value.  As of March 31, 2021, management had determined that no credit loss exists.

At March 31, 2021 and December 31, 2020, the Company held preferred and common stock of various bank holding companies totaling $13.8 million and $1.1 million, respectively.  During the three months ended March 31, 2021, $1.6 million of unrealized gains were recorded within Gain on equity securities on the Consolidated Condensed Statements of Income. During the three months ended March 31, 2020, there were no unrealized gains or losses recognized.

8.	Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.  Loans receivable consist of the following:

	March 31, 2021	December 31, 2020
	(In Thousands)
Real Estate:
Residential	$1,168,559	$1,201,051
Commercial	2,402,067	2,383,001
Construction	749,190	667,649
	4,319,816	4,251,701
Other Loans:
Commercial	1,172,910	1,202,353
Home equity and improvement	257,764	272,701
Consumer finance	117,539	120,729
	1,548,213	1,595,783
Loans before deferred loan origination fees and costs	5,868,029	5,847,484
Deduct:
Undisbursed construction loan funds	(405,983)	(355,065)
Net deferred loan origination fees and costs	(2,363)	(1,179)
Allowance for credit losses	(74,754)	(82,079)
Total loans	$5,384,929	$5,409,161

The Company has responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing over $600 million to small businesses in our markets.  As of March 31, 2021, the company had $443.8 million in PPP loans, which remained unpaid and were included in other commercial loans in the above loan table.

The following table discloses allowance for credit loss (“ACL”) activity for the three months ended March 31, 2021 and 2020 by portfolio segment (in thousands):

Three Months Ended March 31, 2021	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
Charge-Offs	—	—	—	(70)	(3)	(36)	(109)
Recoveries	8	36	—	198	29	27	298
Provisions	(34)	(8,181)	35	398	416	(148)	(7,514)
Ending Allowance	$17,508	$35,272	$2,776	$12,191	$5,181	$1,826	$74,754

Three Months Ended March 31, 2020	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Impact of ASC 326 Adoption	1,765	3,682	(223)	(2,263)	(521)	(86)	2,354
Acquisition related allowance for credit loss (PCD)	1,077	4,053	—	2,272	248	48	7,698
Charge-Offs	(184)	(16)	—	(96)	(30)	(108)	(434)
Recoveries	101	340	—	669	42	60	1,212
Provisions(1)	17,698	18,154	111	2,316	2,515	2,992	43,786
Ending Allowance	$23,324	$42,515	$884	$11,901	$3,954	$3,281	$85,859

(1) Provision for the three months ended March 31, 2020, includes $25.9 million as a result of the Merger with UCFC.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$1,008	$—	$—	$—	$1,008
Commercial	30,419	—	—	—	30,419
Construction	—	—	—	—	—

Other Loans:
Commercial	2,530	672	6,613	33	9,848
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$33,957	$672	$6,613	$33	$41,275

	December 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$1,024	$—	$—	$—	$1,024
Commercial	33,999	—	—	—	33,999
Construction	—	—	—	—	—

Other Loans:
Commercial	1,426	5,317	4,943	125	11,811
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$36,449	$5,317	$4,943	$125	$46,834

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually analyzed loans.  All loans greater than 90 days past due are placed on non-accrual status.  The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned as of the dates indicated:

	March 31, 2021	December 31, 2020
	(In Thousands)
Non-accrual loans with reserve	$35,835	$35,234
Non-accrual loans without reserve	$13,463	$16,448
Loans over 90 days past due and still accruing	—	—
Total non-performing loans	49,298	51,682
Real estate and other assets held for sale	54	343
Total non-performing assets	$49,352	$52,025
Troubled debt restructuring, still accruing	$6,068	$7,173

The following table presents the aging of the amortized cost in past due and non-accrual loans as of March 31, 2021, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	1,145,380	757	4,624	8,182	13,563	9,197
Commercial	2,381,959	216	574	957	1,747	11,799
Construction	342,379	21	564	243	828	243

Other Loans:
Commercial	1,145,483	235	63	389	687	1,686
Home equity and improvement	250,442	727	233	1,647	2,607	2,173
Consumer finance	114,402	878	461	1,577	2,916	1,676
PCD	41,778	728	344	14,440	15,512	22,524

Total Loans	$5,421,823	$3,562	$6,863	$27,435	$37,860	$49,298

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2020, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non Accrual
Real Estate:
Residential	$1,173,979	$433	$7,669	$9,000	$17,102	$10,178
Commercial	2,357,909	1,033	369	844	2,246	11,980
Construction	310,152	—	1,626	806	2,432	806

Other Loans:
Commercial	1,172,636	9	4	394	407	1,365
Home equity and improvement	262,373	3,440	839	1,137	5,416	1,537
Consumer finance	117,088	1,687	491	1,521	3,699	1,624
PCD	50,218	402	1,882	13,299	15,583	24,192

Total Loans	$5,444,355	$7,004	$12,880	$27,001	$46,885	$51,682

Troubled Debt Restructurings

As of March 31, 2021, and December 31, 2020, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $12.5 million and $16.6 million, respectively.  The Company allocated $697,000 and $883,000 of specific reserves to those loans at March 31, 2021, and December 31, 2020, respectively, and had committed to lend additional amounts totaling up to $277,000 and $303,000 at March 31, 2021, and December 31, 2020, respectively.

The Company is working with borrowers impacted by the COVID-19 pandemic by providing modifications to include either interest only deferral or principal and interest deferral.  These modifications range from one to nine months.  As of March 31, 2021, the Company had approximately $35.8 million in active deferrals compared to December 31, 2020 at $53.4 million.  A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. A modified loan will be considered current and will continue to accrue interest during the deferral period unless repayment of the loan under contractual terms is not expected and thereby loans will be placed in non-accrual.

A breakout of deferrals by loan category is as follows (in thousands):

	March 31, 2021 Balance deferred	December 31, 2020 Balance deferred
Residential real estate	$3,399	$7,016
Commercial real estate	31,232	34,831
Construction	13	9,579
Commercial	1,125	1,628
Home equity and improvement	-	114
Consumer finance	15	282
Total	$35,784	$53,450

The following table is a breakout of commercial deferrals by expiration (in thousands):

Commercial deferral expirations	Balance
April	$25,320
May	7,050
June	-
July	-
August	-
September	-
Total	$32,370

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

Of the loans modified in a TDR as of March 31, 2021, $6.5 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three months ended March 31, 2021, and March 31, 2020:

	Loans Modified as a TDR for the Three Months Ended March 31, 2021 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	2	$150
Commercial
Construction	—	—

Other Loans:
Commercial	3	709
Home equity and improvement
Consumer finance	—	—

Total	5	$859

The loans described above increased the ACL by $6,000 in the three months ended March 31, 2021.

	Loans Modified as a TDR for the Three Months Ended March 31, 2020 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	2	$378
Commercial	1	93
Construction	—	—

Other Loans:
Commercial	5	156
Home equity and improvement	1	26
Consumer finance	—	—

Total	9	$653

The loans described above increased the ACL by $29,000 in the three months ended March 31, 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

There were no TDRs that subsequently defaulted as of March 31, 2021.  The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$268
Commercial	1	172
Construction	—	—

Other Loans:
Commercial	1	132
Home equity and improvement	1	146
Consumer finance	—	—

Total	6	$718

The TDRs that subsequently defaulted described above increased the ACL by $15,000 for the three months ended March 31, 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are analyzed individually by classifying the loans by credit risk.  This analysis includes all non-homogeneous loans, such as commercial and commercial real estate loans and certain homogenous mortgage, home equity and consumer loans. This analysis is performed on a quarterly basis.  Premier uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	1,150,158	1,173	7,612	—	7,612	1,158,943
Commercial	2,219,717	115,758	48,231	—	48,231	2,383,706
Construction	321,838	21,126	243	—	243	343,207

Other Loans:
Commercial	1,097,603	25,400	23,167	—	23,167	1,146,170
Home equity and improvement	250,944	—	2,105	—	2,105	253,049
Consumer finance	115,639	—	1,679	—	1,679	117,318
PCD	23,956	1,748	31,586	—	31,586	57,290

Total Loans	$5,179,855	$165,205	$114,623	$—	$114,623	$5,459,683

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	1,187,923	795	2,363	—	2,363	1,191,081
Commercial	2,203,652	111,039	45,464	—	45,464	2,360,155
Construction	299,866	12,718	—	—	—	312,584

Other Loans:
Commercial	1,142,289	23,907	6,847	—	6,847	1,173,043
Home equity and improvement	267,350	—	439	—	439	267,789
Consumer finance	120,682	—	105	—	105	120,787
PCD	26,829	3,813	35,159	—	35,159	65,801

Total Loans	$5,248,591	$152,272	$90,377	$—	$90,377	$5,491,240

The tables below presents the amortized cost basis of loans by credit quality indicator and class of loans as of March 31, 2021 and December 31, 2020 (in thousands):

	Term of loans by origination
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of March 31, 2021

Real Estate
Residential:
Risk Rating
Pass	$24,792	$315,724	$163,589	$114,232	$110,887	$419,110	$1,824	$1,150,158
Special Mention	—	197	—	—	61	222	693	1,173
Substandard	—	—	812	957	816	5,027	—	7,612
Doubtful	—	—	—	—	—	—	—	—
Total	$24,792	$315,921	$164,401	$115,189	$111,764	$424,359	$2,517	$1,158,943

Commercial:
Risk Rating
Pass	$94,527	$524,710	$451,219	$284,383	$279,152	$570,348	$15,378	$2,219,717
Special Mention	—	5,992	6,768	13,063	59,870	29,170	895	115,758
Substandard	—	439	6,967	16,886	1,106	20,703	2,130	48,231
Doubtful	—	—	—	—	—	—	—	—
Total	$94,527	$531,141	$464,954	$314,332	$340,128	$620,221	$18,403	$2,383,706

Construction:
Risk Rating
Pass	$25,201	$121,539	$89,755	$71,267	$10,548	$3,528	$-	$321,838
Special Mention	—	6,767	—	13,302	1,057	—	—	21,126
Substandard	—	—	243	—	—	—	—	243
Doubtful	—	—	—	—	—	—	—	—
Total	$25,201	$128,306	$89,998	$84,569	$11,605	$3,528	$-	$343,207

Other Loans
Commercial:
Risk Rating
Pass	$191,460	$431,081	$118,396	$73,640	$35,277	$34,149	$213,600	$1,097,603
Special Mention	—	999	5,546	2,363	1,849	5,095	9,548	25,400
Substandard	100	16,676	1,290	429	812	467	3,393	23,167
Doubtful	—	—	—	—	—	—	—	—
Total	$191,560	$448,756	$125,232	$76,432	$37,938	$39,711	$226,541	$1,146,170

Home equity and Improvement:
Risk Rating
Pass	$4,768	$8,419	$6,740	$4,014	$7,113	$35,013	$184,877	$250,944
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	28	52	19	552	1,454	2,105
Doubtful	—	—	—	—	—	—	—	—
Total	$4,768	$8,419	$6,768	$4,066	$7,132	$35,565	$186,331	$253,049

Consumer Finance:
Risk Rating
Pass	$8,784	$33,962	$33,007	$16,542	$8,571	$5,926	$8,847	$115,639
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	639	696	111	42	164	27	1,679
Doubtful	—	—	—	—	—	—	—	—
Total	$8,784	$34,601	$33,703	$16,653	$8,613	$6,090	$8,874	$117,318

PCD:
Risk Rating
Pass	$-	$-	$219	$2,236	$1,907	$16,895	$2,699	$23,956
Special Mention	—	—	—	—	—	1,748	—	1,748
Substandard	—	—	35	90	14,766	10,551	6,144	31,586
Doubtful	—	—	—	—	—	—	—	—
Total	$-	$-	$254	$2,326	$16,673	$29,194	$8,843	$57,290

	Term of loans by origination
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
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

A default can be triggered by one of several different asset quality factors including past due status, non-accrual status, TDR status or if the loan has had a charge-off.  The PD/LGD utilizes charge off data from the Federal Financial Institutions Examination Council to construct a default rate.  This default rate is further segmented based on the risk of the credit assigning a higher default rate to riskier credits.

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

In addition to the ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establishes a loss expectation for extended (funded) commitments.  This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument.  At March 31, 2021, the Company had $1.4 billion in unfunded commitments and set aside $6.0 million in anticipated credit losses.  This reserve is recorded in other liabilities as opposed to the ACL.

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

Purchased Loans

As a result of the Merger, the Company acquired $2.2 billion in loans.  Par value of purchased loans follows (in thousands):

2020
Par value of acquired loans at acquisition	$2,247,317
Credit discount	(34,610)
Non-credit (discount)/premium at acquisition	8,497
Purchase price of loans at acquisition	$2,221,204

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, credit discount $7.7 million and a noncredit discount of $4.1 million. The outstanding balance and related allowance on these loans as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

	As of March 31, 2021		As of December 31, 2020
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$14,418	$278	$14,895	$201
Commercial	21,380	2,098	24,334	2,286
Construction	—	—	—	—
	35,798	2,376	39,229	2,487
Other Loans:
Commercial	15,962	2,149	20,990	1,896
Home equity and improvement	4,715	235	4,912	214
Consumer finance	815	15	670	20
	21,492	2,399	26,572	2,130
Total	$57,290	$4,775	$65,801	$4,617

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $835,000 as of March 31, 2021, and $784,000 as of December 31, 2020.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Gain from sale of mortgage loans	$5,640	$4,902
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,917	1,594
Amortization of mortgage servicing rights	(2,344)	(1,163)
Mortgage servicing rights valuation adjustments	5,320	(4,485)
	4,893	(4,054)

Net revenue from sale and servicing of mortgage loans	$10,533	$848

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.9 billion at March 31, 2021, and $3.0 billion at December 31, 2020.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$21,666	$10,801
Loans sold, servicing retained	2,374	1,376
Mortgage servicing rights acquired	—	9,747
Amortization	(2,344)	(1,163)
Carrying value before valuation allowance at end of period	21,696	20,761

Valuation allowance:
Balance at beginning of period	(8,513)	(534)
Impairment recovery (charges)	5,320	(4,485)
Balance at end of period	(3,193)	(5,019)
Net carrying value of MSRs at end of period	$18,503	$15,742
Fair value of MSRs at end of period	$18,695	$16,105

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has no accrual for secondary market buy-back activity at March 31, 2021 based on management’s estimate of potential losses from this activity.  A liability of $43,000 was accrued at December 31, 2020.  The Company recognized a credit of $43,000 related to the reduction of the accrual in the three months ended March 31, 2021.  There was no expense or credit recognized in the three months ended March 31, 2020.

10.	Leases

The Company’s lease agreements have maturity dates ranging from April 2021 to September 2044, some of which include options for multiple five and ten year extensions.  The weighted average remaining life of the lease term for these leases was 14.84 years as of March 31, 2021 and 15.09 years as of December 31, 2020.  The weighted average discount rate for leases was 2.59% as of March 31, 2021 and 2.61% as of December 31, 2020.

The total operating lease costs were $664,000 for the three months ended March 31, 2021, and $517,000 for the three months ended March 31, 2020. The right-of-use asset, included in other assets, was $16.9 million and $16.9 million at March 31, 2021 and December 31, 2020, respectively.  The lease liabilities, included in other liabilities, were $17.7 million and $17.8 million as of March 31, 2021 and December 31, 2020, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2021
2021	$1,764
2022	2,020
2023	1,638
2024	1,412
2025	1,259
Thereafter	13,761
Total undiscounted minimum lease payments	$21,854
Present value adjustment	(4,132)
Total lease liabilities	$17,722

11.	Deposits

A summary of deposit balances is as follows:

	March 31, 2021	December 31, 2020
	(In Thousands)
Non-interest-bearing checking accounts	$1,728,895	$1,597,262
Interest-bearing checking and money market accounts	2,806,271	2,627,669
Savings deposits	761,899	700,480
Retail certificates of deposit less than $250,000	842,624	912,006
Retail certificates of deposit greater than $250,000	212,230	210,424
	$6,351,919	$6,047,841

12.	Borrowings

Premier had no FHLB advances outstanding at either March 31, 2021 or December 31, 2020.  Premier’s junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	March 31, 2021	December 31, 2020
	(In Thousands)
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	48,798	48,777

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

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.68% as of March 31, 2021, and 1.72% as of December 31, 2020.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.56% and 1.60% on March 31, 2021 and December 31, 2020, respectively.

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

Both arrangements have credit risk, essentially the same as that involved in extending loans to customers, and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory and equipment) is obtained based on a credit assessment of the customer.

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	March 31, 2021	December 31, 2020
Commitments to make loans	$773,625	$702,103
Unused lines of credit	927,333	918,470
Standby letters of credit	23,268	22,250
Total	$1,724,226	$1,642,823

Commitments to make loans are generally made for periods of 60 days or less.

14.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana and West Virginia. The Company is no longer subject to examination by taxing authorities for years before 2017. The Company currently operates primarily in the states of Ohio, Michigan and Pennsylvania which tax financial institutions based on their equity rather than their income.

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2021	2020
	(In Thousands)
Current:
Federal	$6,362	$(5,140)
State and local	163	75
Deferred	3,427	(545)
	$9,952	$(5,610)

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended March 31,
	2021	2020
	(In Thousands)
Tax expense (benefit) at statutory rate (21%)	$10,699	$(5,899)
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	128	59
Tax exempt interest income, net of TEFRA	(200)	(198)
Bank owned life insurance	(245)	(164)
Captive insurance	(90)	(92)
Other	(340)	684
Totals	$9,952	$(5,610)

15.	Derivative Financial Instruments

At March 31, 2021, the Company had approximately $133.8 million of interest rate lock commitments and $322.0 million of forward sales of mortgage backed securities.  These commitments are considered derivatives.  The Company had $135.7 million of interest rate lock commitments and $265.0 million of forward commitments at December 31, 2020.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition.  The table below provides data about the carrying values of these derivative instrument assets:

	March 31, 2021	December 31, 2020
	Assets	Assets

	Carrying	Carrying
	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$7,957	$3,833

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments.  The difference in derivative carrying value at March 31, 2021 and 2020 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$4,124	$471

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers that were acquired in the Merger.  Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $87.2 million and fair value of $406,000 in other assets and $375,000 in other liabilities at March 31, 2021.  As of December 31, 2020, the Company had interest rate swaps associated with commercial loans with a notional value of $87.8 million and fair value of $1.9 million in other assets and $2.0 million in other liabilities.  The difference in fair value of $31,000 between the asset and liability at March 31, 2021 represents a credit valuation adjustment that flows through noninterest income.  For the three months ended March 31, 2021 and 2020, $198,000 and $(108,000) flowed through noninterest income.

Equity Linked Time Deposit

The Company also acquired time deposits in its acquisition of UCFC that have written and purchased option derivatives to facilitate an equity linked time deposit product.  The time deposit provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Bank receives a known stream of funds based on the equity return (a purchase option).  The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statement of financial condition.  At March 31, 2021 and December 31, 2020, the balance of the equity linked time deposits was $3.2 million and $5.7 million, respectively, and the written and purchased options each had a fair value of $59,000 and $56,000, respectively.
16.	Other Comprehensive (Loss) Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2021:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(19,112)	$4,014	$(15,098)
Reclassification adjustment for net gains included in net income	(516)	108	(408)
Total other comprehensive loss	$(19,628)	$4,122	$(15,506)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2020:
Securities available for sale:
Change in net unrealized gain/loss during the period	$9,458	$(1,985)	$7,473
Reclassification adjustment for net gains included in net income	—	—	—
Total other comprehensive loss	$9,458	$(1,985)	$7,473

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2021	$15,083	$(79)	$15,004
Other comprehensive income/(loss) before reclassifications	(15,098)	—	(15,098)
Amounts reclassified from accumulated other comprehensive income	(408)	—	(408)

Net other comprehensive income/(loss) during period	(15,506)	—	(15,506)

Balance March 31, 2021	$(423)	$(79)	$(502)

Balance January 1, 2020	$4,839	$(244)	$4,595
Other comprehensive income (loss) before reclassifications	7,473	—	7,473
Amounts reclassified from accumulated other comprehensive income	—	—	0

Net other comprehensive income during period	7,473	—	7,473

Balance March 31, 2020	$12,312	$(244)	$12,068

17.	Business Combinations

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

In accordance with ASC 805, the Company expensed approximately $11.5 million of direct acquisition costs during the three months ended March 31, 2020, respectively. The Company recorded $217.9 million of goodwill and $33.0 million of intangible assets in 2020 as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  The Merger was consistent with the Company’s strategy to enhance and expand its presence in northern Ohio.  The Merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits, which are being amortized over 10 years on an accelerated basis, and customer relationships, which are being amortized over 10 years on a straight-line basis.  For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.  The following table summarizes the fair value of the total consideration transferred as part of the Merger as well as the fair value of identifiable assets and liabilities assumed as of the effective date of the transaction.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This quarterly report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements may include, but are not limited to, all statements regarding intent, beliefs, expectations, projections, forecasts and plans of Premier Financial Corp. (“Premier” or the “Company”) and its management, and specifically include statements regarding: changes in economic conditions; the nature, extent and timing of governmental actions and reforms; future movements of interest rates; the ability to benefit from a changing interest rate environment; the production levels of mortgage loan generation; the ability to continue to grow loans and deposits; the ability to sustain credit quality ratios at current or improved levels; continued strength in Premier’s market area; the ability to sell real estate owned properties; and the ability to grow in existing and adjacent markets. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to: impacts from the novel coronavirus (“COVID-19”) pandemic on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market related to COVID-19 or responses to the health crisis; the effects of various governmental responses to the COVID-19 pandemic; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty caused by, among other things, political parties and tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rate levels; legislative and regulatory decisions or capital market conditions; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). One or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurances that the forward-looking statements included in this quarterly report, as well as other publicly available documents, including those incorporated herein by reference, will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Premier or any other persons that our objectives and plans will be achieved. All forward-looking statements made in this quarterly report are based on information presently available to the management of Premier and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and three month periods ended March 31, 2021 and 2020.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Net interest income (GAAP)	$56,513	$45,463
Add: FTE adjustment	237	251
Net interest income on a FTE basis (1)	$56,750	$45,714

Non-interest income-less securities gains/losses (2)	$24,149	$13,999
Non-interest expense (3)	38,803	42,310
Average interest-earning assets	6,611,343	4,862,532

Ratios:
Net interest margin (1) / (4)	3.43%	3.78%
Efficiency ratio (3) / (1) + (2)	47.96%	70.86%

Critical Accounting Policies

The Company has established various accounting policies which govern the application of GAAP in the preparation of its financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the 2020 Form 10-K and in Footnote 2 of this report. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the 2020 Form 10-K and in Footnote 2 of this report include the Allowance for Credit Losses, Goodwill, and the Valuation of Mortgage Servicing Rights.

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

The Bank is an Ohio state-chartered bank headquartered in Youngstown, Ohio. It conducts operations through 75 banking center offices, 12 loan offices and serves clients through a team of wealth professionals.  These operations are located in Ohio, Michigan, Indiana, Pennsylvania and West Virginia.

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

Regulation – The Company is subject to regulation, examination and oversight by the Federal Reserve Board (“Federal Reserve”) and the SEC.  The Bank is subject to regulation, examination and oversight by the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions of the Ohio Department of Commerce (ODFI).  In addition, the Bank is subject to regulations of the Consumer Financial Protection Bureau (“CFPB”) which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations.  The Company and the Bank must file periodic reports with the Federal Reserve, and examinations are conducted periodically by the Federal Reserve, the FDIC and the ODFI to determine whether the Company and the Bank are in compliance with various regulatory requirements and are operating in a safe and sound manner.

The Company is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

Changes in Financial Condition

At March 31, 2021, the Company's total assets amounted to $7.5 billion compared to $7.2 billion at December 31, 2020.  The increase is primarily attributable to growth in cash and cash equivalents of $144.5 million and growth in securities available for sale of $194.6 million.  Cash and cash equivalents increased to $303.7 million at March 31, 2021 compared to $159.3 million at December 31, 2020.  Deposit growth was the primary reason for the increase in the Company’s cash balances.

Gross loans receivable, excluding loans held for sale, were $5.5 billion at March 31, 2021, compared to $5.5 billion at December 31, 2020.  The $31.6 million decline was primarily due to a decline in one-to-four family residential mortgage loans.  There was $443.8 million of PPP loan balances included in gross loans receivable at March 31, 2021 compared to $386.9 million at December 31, 2020.  The increase in PPP loan balances for this period was offset by a decline in other categories of commercial loans.  Loans held for sale decreased from $221.6 million at December 31, 2020, to $215.9 million at March 31, 2021.  This decrease was primarily due to sales activity.

Available-for-sale securities increased from $736.7 million at December 31, 2020, to $918.6 million at March 31, 2021, an increase of $181.9 million.  This increase was primarily due to deposit growth being invested in securities that offer a higher yield than what the Company could earn in an interest-bearing deposit.

The Company held equity securities in the amount of $13.8 million at March 31, 2021, compared to $1.1 million at December 31, 2020.  This portfolio consisted of the common and preferred stocks of various publicly traded bank holding companies, the majority of which are in the Company’s peer group.

Deposits increased $304.1 million from $6.0 billion at December 31, 2020, to $6.4 billion as of March 31, 2021.  The increase was mainly due to deposits accumulating due to stimulus funds being distributed to customers from the federal government and customer PPP loan proceeds being deposited with the Company.  Non-interest bearing deposits grew $131.6 million for the quarter while interest-bearing deposits grew $172.5 million for the quarter.

Stockholders’ equity increased $15.9 million from $982.3 million at December 31, 2020, to $998.2 million at March 31, 2021. The increase in stockholders’ equity was primarily the result of net income earned for the quarter offset by dividends paid on the Company’s common stock and a decline in accumulated other comprehensive income.  The Company also repurchased 39,200 shares of its common stock during the quarter which totaled $1.1 million.

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

	Three Months Ended March 31,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$5,629,715	$57,579	4.09%	$4,317,857	$51,485	4.80%
Securities	823,986	3,905	1.90%	449,744	2,943	2.69
Interest bearing deposits	145,658	66	0.18%	68,980	230	1.34
FHLB stock	11,984	59	1.97%	25,951	115	1.78
Total interest-earning assets	6,611,343	61,609	3.73%	4,862,532	54,773	4.54
Non-interest-earning assets	727,543			495,066
Total assets	$7,338,886			$5,357,598

Interest-bearing liabilities:
Deposits	$4,546,272	$4,164	0.37%	$3,343,833	$7,771	0.93%
FHLB advances and other	—	—	—	209,508	1,006	1.93
Subordinated debentures	84,868	695	3.28%	36,083	273	3.04
Securities sold under repurchase agreements	—	—	—	2,359	9	1.53
Total interest-bearing liabilities	4,631,140	4,859	0.42%	3,591,783	9,059	1.01
Non-interest bearing deposits	1,644,020	—	—	896,220	—
Total including non-interest bearing demand deposits	6,275,160	4,859	0.31%	4,488,003	9,059	0.81
Other non-interest-bearing liabilities	91,073			82,758
Total liabilities	6,366,233			4,570,761
Stockholders’ equity	972,653			786,837
Total liabilities and stockholders’ equity	$7,338,886			$5,357,598
Net interest income; interest rate spread		$56,750	3.31%		$45,714	3.53%
Net interest margin (3)			3.43%			3.78%
Average interest-earning assets to average interest-bearing liabilities			143%			135%

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

Results of Operations

Three months ended March 31, 2021 and 2020

For the three months ended March 31, 2021, the Company reported net income of $41.0 million compared to a loss of $22.5 million for the quarter ended March 31, 2020. On a per share basis, basic and diluted earnings per common share were $1.10 for the three months ended March 31, 2021 and basic and diluted loss per common share were $0.71 for the three months ended March 31, 2020.  The first quarter of

2020 was impacted by the Merger including $25.9 million and $11.5 million of acquisition-related provision and costs, respectively.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $56.5 million for the quarter ended March 31, 2021, up from $45.5 million for the same period in 2020. Average earning assets for the quarter ended March 31, 2021 were $6.6 billion compared to $4.9 billion for the quarter ended March 31, 2020.  The increase in average earning assets was due to the acquisition of UCFC taking place on January 31, 2020 along with organic growth in the last year.  The tax-equivalent net interest margin was 3.43% for the quarter ended March 31, 2021, a decrease from 3.78% for the same period in 2020. The decrease in margin between the 2021 and 2020 quarters was primarily due to a decrease in the yield on earning assets brought about by a decline in interest rates in the latter half of 2020 and through the first quarter of 2021.  The yield on interest-earning assets was 3.73% for the quarter ended March 31, 2021, down 81 basis points from 4.54% for the same period in 2020.  The cost of interest-bearing liabilities between the two periods declined 59 basis points to 0.42% in the first quarter of 2021 from 1.01% in the first quarter of 2020.

Interest income increased $6.9 million to $61.4 million for the quarter ended March 31, 2021, from $54.5 million for the quarter ended March 31, 2020.  This increase is due to continued solid loan growth, primarily related to growth in PPP loan balances and a full quarter of impact of average interest earning assets from the Merger compared to only two months impact from the Merger in 2020. Income from loans increased to $57.6 million for the quarter ended March 31, 2021, compared to $51.5 million for the same period in 2020 due to an increase in average loan balances of $1.3 billion.  The decrease in the loan portfolio yield to 4.09% for the three months ended March 31, 2021, from 4.80% for the same period in 2020, was due mainly to declining rates.  Interest income from investments increased $965,000 in the first quarter of 2021 to $3.7 million compared to $2.7 million in the same period in 2020 primarily due to an increase in average security balances of $374.2 million. The yield decreased 79 basis points to 1.90% for the three months ended March 31, 2021, compared to 2.69% for the same period in 2020.  Income from interest bearing deposits decreased to $66,000 in the first quarter of 2021 compared to $230,000 for the same period in 2020, even as average balances increased $76.7 million.  This decline was primarily a result of the yield earned on interest bearing deposits declining 1.16% to 18 basis points in the first quarter of 2021. Income from FHLB stock decreased to $59,000 in the first quarter of 2021 from $115,000 for the same period in 2020.

Interest expense decreased $4.2 million to $4.9 million in the first quarter of 2021 compared to $9.1 million for the same period in 2020.  This decrease was due to a decline in the yield on interest-bearing liabilities of 59 basis points.  Interest expense related to interest-bearing deposits was $4.2 million in the first quarter of 2021 compared to $7.8 million for the same period in 2020. Interest expense recognized by the Company related to FHLB advances was zero in the first quarter of 2021 compared to $1.0 million for the same period in 2020. Expenses on subordinated debentures and notes payable were $695,000 in the first quarter of 2021 compared to $273,000 respectively for the same period in 2020.  This increase was due to the issuance of $50.0 million of subordinated debt costing 4.0% during the third quarter of 2020.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits.  In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors.  If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows.  If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established.  The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $5,604,000 at March 31, 2021, and $4,274,000 at December 31, 2020.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies.  In addition, the future economic environment is incorporated in projection with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast.  For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into thirteen different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied for ACL.  Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate.  Commercial credits are comprised of commercial working capital, agriculture production and other commercial credits.  The Company utilizes three different methodologies to analyze loan pools.

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

The default rate is measured on the current life of the loan segment using a weighted average of the maximum possible quarters that fall within the defined unemployment rate range.  PD/LGD is determined on a dollar-ratio basis, measuring the ratio of net charged off principal to defaulted principal.

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

The quantitative general allowance decreased to $17.8 million at March 31, 2021, down from $29.2 million at December 31, 2020.  As a part of the CECL model in certain calculations, especially discounted cash flows, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans.  A decline in current and forecasted unemployment rates resulted in a reduction in projected loan losses.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on loan portfolios that are not individually analyzed for various factors.  The overall qualitative factors are based on nine sub-factors. The nine sub-factors have been aggregated into three qualitative factors: economic, environment and risk.

ECONOMIC

1)	Changes in international, national and local economic business conditions and developments, including the condition of various market segments.
2)	Changes in the value of underlying collateral for collateral dependent loans.

ENVIRONMENT

3)	Changes in the nature and volume in the loan portfolio.
4)	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
5)	Changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
6)	Changes in the quality and breadth of the loan review process.
7)	Changes in the experience, ability and depth of lending management and staff.

RISK

8)	Changes in the trends of the volume and severity of delinquent and classified loans, and changes in the volume of non-accrual loans, TDRs, and other loan modifications.
9)	Changes in other external factors, such as regulatory, legal and technological environments.

The qualitative analysis indicated a general reserve of $51.4 million at March 31, 2021, compared to $48.8 million at December 31, 2020.  The increase was mainly due to residential lender turnover and the loosening of credit standards in the external environment.  Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review.

The economic factors for the residential loan segment increased in the first three months of 2021, primarily due to the increasing trend of the Case-Shiller Index. The index indicates that housing prices have surpassed the high levels attained before the last downturn in the economy.  Due to this trend, management feels there is potential for the current market values of real estate to be less stable going forward.

The environmental factors for the residential loan segment increased in the first three months of 2021, mainly due to the turnover in residential lending.

The risk factors for all loan segments have increased in the first three months of 2021 primarily due to loosened underwriting standards in the external environment, which leads to riskier lending.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.80% for construction loans to 1.86% for Home Equity loans at March 31, 2021.

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

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the decrease in net charge-offs in the quarter, the Company’s provision for credit losses for the three months ended March 31, 2021 was a recovery of $7.5 million.  This is compared to an expense of $43.8 million for the three months ended March 31, 2020, which included $25.9 million attributable to the Merger. The ACL was $74.8 million at March 31, 2021, and $82.1 million at December 31, 2020. The ACL represented 1.37% of loans, net of undisbursed loan funds and deferred fees and costs, or 1.49% excluding PPP loans at March 31, 2021, compared to 1.49% at December 31, 2020, or 1.61% excluding PPP loans.  In management’s opinion, the overall ACL of $74.8 million as of March 31, 2021, is adequate to cover current estimated credit losses.

Management also assesses the value of other real estate owned (“OREO”) as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2021, there were no write-downs of real estate held for sale. Management believes that the values recorded at March 31, 2021, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $114.6 million at March 31, 2021, compared to $90.4 million at December 31, 2020, an increase of $24.2 million primarily due to one large relationship. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at March 31, 2021, were appropriate.  Of the $49.3 million in non-accrual loans at March 31, 2021, $21.9 million or 44.4% are less than 90 days past due.  Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale.  Non-performing assets at March 31, 2021, and December 31, 2020, by category were as follows:

	March 31,	December 31,
	2021	2020
	(In Thousands)
Non-performing loans:
Residential real estate	$9,197	$10,178
Commercial real estate	11,799	11,980
Construction	243	806
Commercial	1,686	1,365
Home equity and improvement	2,173	1,537
Consumer finance	1,676	1,624
PCD	22,524	24,192
Total non-performing loans	49,298	51,682

Real estate owned	54	343
Total repossessed assets	54	343

Total Nonperforming assets	$49,352	$52,025
TDR loans, accruing	$6,068	$7,173

Total nonperforming assets as a percentage of total assets	0.66%	0.72%
Total nonperforming assets as a percentage of total loans plus REO*	0.90%	0.96%
ACL as a percent of total nonperforming assets	151.47%	157.77%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans acquired in the Merger account for 45.7% of non-performing loans.  Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 0.14% of the total loans in that category at March 31, 2021, compared to 0.11% for the same category at December 31, 2020. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.49% of the total loans in this category at March 31, 2021, compared to 0.50% at December 31, 2020.  Non-performing loans in the residential loan category represented 0.79% of the total loans in that category at March 31, 2021, compared to 0.85% for the same category at December 31, 2020.

The Bank’s Special Assets Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Special Asset Committee makes recommendations regarding proposed charge-offs which are then approved by the Committee.

The following tables details net charge-offs and non-accrual loans by loan type.

	For the Three Months Ended March 31, 2021		As of March 31, 2021
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(8)	4.23%	$9,197	18.66%
Commercial real estate	(36)	19.05%	$11,799	23.93%
Construction	—	—	$243	0.49%
Commercial	(20)	10.58%	$1,686	3.42%
Home equity and improvement	(26)	13.76%	$2,173	4.41%
Consumer finance	5	(2.65)%	$1,676	3.40%
PCD	(104)	55.03%	$22,524	45.69%
Total	$(189)	100.00%	$49,298	100.00%

	For the Three Months Ended March 31, 2020		As of March 31, 2020
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$83	(10.67)%	$2,985	9.16%
Commercial real estate	(324)	41.65%	5,196	15.94%
Construction	—	—	—	—
Commercial	(573)	73.65%	3,961	12.15%
Home equity and improvement	48	(6.17)%	—	—
Consumer finance	(12)	1.54%	728	2.23%
PCD	—	—	19,723	60.52%
Total	$(778)	100.00%	$32,593	100.00%

	For the Quarter Ended
	1st 2021	4th 2020	3rd 2020	2nd 2020	1st 2020
	(In Thousands)
Allowance at beginning of period	$82,079	$88,917	$88,555	$85,859	$31,243
Impact of ASC 326 adoption	—	—	—	—	2,354
Acquisition related allowance for credit losses (PCD)	—	—	—	—	7,698
Provision (benefit) for credit losses	(7,514)	(6,158)	3,658	1,868	43,786
Charge-offs:
Residential	—	45	—	73	184
Commercial real estate	—	—	—	49	16
Construction	—	—	—	1	—
Commercial	70	554	—	37	96
Home equity and improvement	3	43	12	79	30
Consumer finance	32	83	32	56	108
PCD	4	679	4,175	—	—
Total charge-offs	109	1,404	4,219	295	434
Recoveries	298	724	923	1,123	1,212
Net charge-offs (recoveries)	(189)	680	3,296	(828)	(778)
Ending allowance	$74,754	$82,079	$88,917	$88,555	$85,859

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$17,508	19.91%	$17,534	20.54%	$18,168	20.68%	$23,783	21.58%	$23,324	23.78%
Commercial real estate	35,272	40.93%	43,417	40.75%	48,575	40.31%	44,057	39.87%	42,515	41.32%
Construction	2,776	12.77%	2,741	11.42%	2,489	10.04%	1,137	8.97%	884	9.79%
Commercial	12,191	19.99%	11,665	20.56%	13,244	21.88%	11,839	21.90%	11,901	16.86%
Home equity and improvement	5,181	2.00%	4,739	2.06%	4,393	4.86%	3,523	5.11%	3,954	5.66%
Consumer finance	1,826	4.40%	1,983	4.67%	2,048	2.23%	4,216	2.57%	3,281	2.59%
	$74,754	100.00%	$82,079	100.00%	$88,917	100.00%	$88,555	100.00%	$85,859	100.00%

Key Asset Quality Ratio Trends

	1st Qtr 2021	4th Qtr 2020	3rd Qtr 2020	2nd Qtr 2020	1st Qtr 2020
Allowance for credit losses / loans*	1.37%	1.49%	1.63%	1.62%	1.68%
Allowance for credit losses / loans excluding PPP loans	1.49%	1.61%	1.77%	1.76%	1.68%
Allowance for credit losses / non-performing assets	151.47%	157.77%	181.90%	221.70%	259.07%
Allowance for credit losses / non-performing loans	151.64%	158.82%	183.90%	224.36%	263.43%
Non-performing assets / loans plus OREO*	0.90%	0.96%	0.89%	0.73%	0.65%
Non-performing assets / total assets	0.66%	0.72%	0.70%	0.57%	0.51%
Net charge-offs / average loans (annualized)	(0.01)%	0.05%	0.24%	(0.06)%	(0.07)%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $12.3 million in the first quarter of 2021 to $26.3 million from $14.0 million for the same period in 2020.

Service Fees. Service fees and other charges increased by $151,000 from $5.3 million for the three months ended March 31, 2020, to $5.5 million for the same period in 2021. This increase is due primarily to three months of activity from the Merger in 2021 compared to only two months in 2020.  This increase was offset by lower service fee income on certain categories that have been negatively impacted by the pandemic.

Mortgage Banking Activity. Mortgage banking income increased to $10.5 million in the first quarter of 2021 from $848,000 in the first quarter of 2020. Gains from the sale of mortgage loans increased to $5.6 million in the first quarter of 2021 from $4.9 million in the first quarter of 2020.  This increase was primarily due to an increase in the margins earned on the sale of mortgage loans and higher saleable volume which was due to only two months of volume from UCFC in the first quarter of 2020. Mortgage loan servicing revenue increased to $1.9 million in the first quarter of 2021 from $1.6 million in the first quarter of 2020 due primarily to the extra month of results in 2021 from the Merger compared to 2020.  Amortization of mortgage servicing rights increased to $2.3 million in the first quarter of 2021 from $1.2 million in the first quarter of 2020.  Faster prepayment speeds in 2021 compared to 2020 is the primary reason for this increase.  The Company had a positive change in the valuation adjustment in mortgage servicing assets of $5.3 million in the first quarter of 2021 compared with a negative adjustment of $4.5 million in the first quarter of 2020.  These fluctuations have been caused by changes in the level of interest rates and prepayment speeds.

Gain on Sale of Available-for-Sale Securities.  The Company sold available-for-sale securities during the first quarter of 2021 resulting in a gain of $516,000 compared to no activity for the same period in 2020.  The Company sold the securities to exit from fast paying mortgage-backed securities and take advantage of favorable pricing.

Gain on Equity Securities.  The Company purchased a portfolio of bank stocks during the first quarter of 2021.  Subsequent to purchase, the equity securities appreciated in value resulting in a gain of $1.6 million for the first quarter of 2021.  The Company did not own any equity securities in the first quarter of 2020.

Insurance Commissions.  Insurance commissions decreased from $5.2 million in the first quarter of 2020 to $4.9 million in the first quarter of 2021.  This decrease was primarily due a decline in contingent revenue compared to the same period a year ago.

Wealth Management Income.  Income from wealth management was $1.8 million for the first quarter of 2021 compared to $1.1 million in the first quarter of 2020.  This increase was primarily a result of having three months of activity in 2021 from the Merger compared to two months in 2020.

Bank-Owned Life Insurance.  Income from bank owned life insurance (“BOLI”) increased from $781,000 in the first quarter of 2020 to $1.2 million for the same period in 2021.  The increase was primarily due to the receipt of $334,000 in death benefits in the first quarter of 2021 compared to no such benefits received for the same period in 2020.

Other Non-Interest Income.  Other non-interest income decreased to $340,000 in the first quarter of 2021 from $572,000 in the same period in 2020.

Non-Interest Expense.

Non-interest expense decreased $3.5 million to $38.8 million for the first quarter of 2021 compared to $42.3 million for the same period in 2020.  The decrease is mainly attributable to $11.5 million in acquisition related charges from the Merger that occurred in 2020.  There were no acquisition related expenses in 2021.  This change was somewhat offset by the Company only having two months of expense from UCFC in 2020 compared to three months in 2021.

Compensation and Benefits. Compensation and benefits increased to $22.0 million in the first quarter of 2021, compared to $17.6 million in the first quarter of 2020. The increase is primarily due to only having two months of expense in 2020 from UCFC compared to three months in 2021, which increase was partially offset by increased contra salary expense from greater loan origination volume.

Occupancy.  Occupancy expense increased to $4.1 million in the first quarter of 2021 compared to $3.7 million in the first quarter of 2020.  This increase was due to only having two months of expense in 2020 for the Merger compared to three months in 2021.

FDIC Insurance Premium.  The premiums on FDIC insurance increased to $898,000 for the three months ended March 31, 2021 compared to $492,000 for the first quarter of 2020.  The increase was due to a larger Balance sheet in 2021 compared to 2020 which is the basis for the insurance premium calculation.

Financial Institutions Tax.   The Company’s financial institutions tax increased to $1.2 million in the first quarter of 2021 from $834,000 for the first quarter of 2020.  The increase is due to only having two months of expense in 2020 for the Merger compared to three months in 2021.

Data Processing.   Data processing costs were $3.4 million in the first quarter of 2021, an increase of $342,000 from $3.0 million in the first quarter of 2020. The increase is primarily due to only having two months of expense in 2020 for the Merger compared to three months in 2021.

Amortization of Intangibles.   Expense from the amortization of intangibles increased to $1.6 million in the first quarter of 2021 from $1.2 million in the first quarter of 2020.   The increase is primarily due to only having two months of expense in 2020 for the Merger compared to three months in 2021.

Other Non-Interest Expenses. Other non-interest expenses increased $1.7 million to $5.6 million for the three months ended March 31, 2021 from $3.9 million for the same period in 2020.  This increase was primarily a result of having three months of activity in 2021 from the Merger compared to two months in 2020.

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

At March 31, 2021, the Bank had $2.1 billion of on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity.

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

In July 2013, the federal banking agencies approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as “Basel III”).  Under the final rules, which began for the Company and the Bank on January 1, 2015, and were subject to a phase-in period through January 1, 2019, minimum requirements increased for both quantity and quality of capital held by the Company and the Bank.  The rules included a new minimum common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio of 4.5% and a capital conservation buffer that began at 0.625% of risk-weighted assets during 2016 and increased each year until fully phased-in during 2020 at 2.50%, effectively resulting in a minimum CET1 ratio of 7.0%.  Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%.  Basel III also made changes to risk weights for certain assets and off-balance sheet exposures.

In the first quarter of 2020, the federal banking agencies approved the final rules implementing CECL.  Under the final rules the Company had the ability to phase in the effects of the adoption of CECL, which it chose not to do.  The full effect of the adoption of CECL was absorbed in the Company’s March 31, 2021 capital calculations. The Company met each of the well-capitalized ratio guidelines at March 31, 2021. The following table indicates the capital ratios for the Company (consolidated) and the Bank at March 31, 2021, and December 31, 2020. (in thousands):

	March 31, 2021
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$657,108	10.88%	$271,661	4.5%	N/A	N/A
Premier Bank	$670,590	11.15%	$270,535	4.5%	$390,772	6.5%
Tier 1 Capital
Consolidated	$692,108	9.89%	$279,914	4.0%	N/A	N/A
Premier Bank	$670,590	9.60%	$279,397	4.0%	$349,247	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$692,108	11.46%	$362,215	6.0%	N/A	N/A
Premier Bank	$670,590	11.15%	$360,713	6.0%	$480,951	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$817,412	13.54%	$482,953	8.0%	N/A	N/A
Premier Bank	$745,748	12.40%	$480,951	8.0%	$601,188	10.0%
(1)	Excludes capital conservation buffer of 2.50%.

	December 31, 2020
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$624,069	10.40%	$270,017	4.5%	N/A	N/A
Premier Bank	$629,653	10.52%	$269,396	4.5%	$389,128	6.5%

Tier 1 Capital
Consolidated	$659,069	9.76%	$270,072	4.0%	N/A	N/A
Premier Bank	$629,653	9.36%	$269,189	4.0%	$336,487	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$659,069	10.98%	$360,022	6.0%	N/A	N/A
Premier Bank	$629,653	10.52%	$359,195	6.0%	$478,926	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$784,148	13.07%	$480,030	8.0%	N/A	N/A
Premier Bank	$704,586	11.77%	$478,926	8.0%	$598,658	10.0%
(1)	Excludes capital conservation buffer of 2.50%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the Company’s 2020 Form 10-K, Premier’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of Premier are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. Premier does not use off-balance sheet derivatives to manage its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

Premier monitors its exposure to interest rate risk on a quarterly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements.

The table below presents, for the twelve months subsequent to March 31, 2021 and December 31, 2020, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  Based on our net interest income simulation as of March 31, 2021, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2021, remained relatively stable for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2020.

	Impact on Future Annual Net Interest Income
(dollars in thousands)	March 31, 2021		December 31, 2020
Immediate Change in Interest Rates
+200	$16,120	7.67%	$15,215	7.24%
+100	8,257	3.93%	7,908	3.76%
-100	(8,346)	-3.97%	(5,036)	-2.40%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted.  Conversely, if the yield curve should steepen, net interest income may increase.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The results of this analysis are reflected in the following tables for the quarter ended March 31, 2021, and the year ended December 31, 2020.

	March 31, 2021
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$1,515,954	$204,200	15.57%
+ 300 bp	1,483,340	171,586	13.08%
+ 200 bp	1,437,023	125,269	9.55%
+ 100 bp	1,383,415	71,661	5.46%
0 bp	1,311,754	—	—
- 100 bp	1,198,717	(113,037)	(8.62)%

	December 31, 2020
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$1,474,119	$228,654	18.36%
+ 300 bp	1,441,004	195,539	15.70%
+ 200 bp	1,394,640	149,175	11.98%
+ 100 bp	1,335,538	90,073	7.23%
0 bp	1,245,465	—	—
- 100 bp	1,103,896	(141,569)	(11.37)%

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, including this report, is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the SEC, including those disclosure controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed or operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial

Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither Premier nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended March 31, 2021.

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, December 31, 2020				570,000
January 1 - January 31, 2021	—	$—	—	2,000,000
February 1 - February 28, 2021	39,200	27.49	39,200	1,960,800
March 1 - March 31, 2021	5,779	23.85	—	1,960,800
Total	44,979	27.02	39,200	1,960,800

(1)

On May 23, 2019, the Company announced that its Board of Directors authorized a program for the repurchase of up to 500,000 shares of its outstanding common stock.  On February 18, 2020, the Company announced that its Board of Directors increased the number of shares authorized to be repurchased under the program by an additional 500,000 shares.  On January 26, 2021, the Company announced that its Board of Directors increased the number of shares authorized to be repurchased under the program to 2,000,000 shares of outstanding common stock.  There is no expiration date for the repurchase program.

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

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at March 31, 2021 and December 31, 2020; (ii) Unaudited Consolidated Condensed Statements of Income for the Three Months ended March 31, 2021 and 2020; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three Months ended March 31, 2021 and 2020; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2021 and 2020; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: May 6, 2021	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer