Form 10-Q
period 2021-06-30
PREMIER FINANCIAL CORP
filed 2021-08-09
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 37,179,134 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$63,790	$79,593
Interest-bearing deposits	67,718	79,673
	131,508	159,266
Securities available-for-sale, carried at fair value	1,279,128	736,654
Equity securities	12,945	1,090
Loans held for sale, carried at fair value	199,070	221,616
Loans receivable, net of allowance for credit losses of $71,367 at June 30, 2021 and $82,079 at December 31, 2020, respectively	5,277,033	5,409,161
Mortgage servicing rights	18,041	13,153
Accrued interest receivable	23,459	25,434
Federal Home Loan Bank stock	12,747	16,026
Bank owned life insurance	145,919	144,784
Premises and equipment	56,259	58,665
Real estate and other assets held for sale	45	343
Goodwill	317,948	317,948
Core deposit and other intangibles	27,140	30,337
Other assets	92,478	77,257
Total assets	$7,593,720	$7,211,734

(continued)

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Liabilities and stockholders’ equity
Liabilities:
Deposits	$6,291,459	$6,047,841
Advances from the Federal Home Loan Bank	105,000	—
Subordinated debentures	84,913	84,860
Advance payments by borrowers	19,474	21,748
Reserve for credit losses - unfunded commitments	5,613	5,350
Other liabilities	59,558	69,659
Total liabilities	6,566,017	6,229,458

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 37,177,605 and 37,291,480 shares outstanding at June 30, 2021 and December 31, 2020, respectively	306	306
Additional paid-in capital	689,785	689,390
Accumulated other comprehensive income, net of tax of $2,911 and $3,988, respectively	10,953	15,004
Retained earnings	410,153	356,414
Treasury stock, at cost, 6,119,655 shares at June 30, 2021 and 6,005,780 shares at December 31, 2020	(83,494)	(78,838)
Total stockholders’ equity	1,027,703	982,276
Total liabilities and stockholders’ equity	$7,593,720	$7,211,734

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Loans	$55,772	$58,796	$113,338	$110,256
Investment securities:
Taxable	3,939	2,047	6,720	3,914
Non-taxable	1,055	876	1,954	1,727
Interest-bearing deposits	42	79	108	309
FHLB stock dividends	56	651	115	766
Total interest income	60,864	62,449	122,235	116,972
Interest Expense
Deposits	3,559	7,435	7,723	15,206
FHLB advances and other	12	516	12	1,523
Subordinated debentures	674	179	1,369	452
Notes payable	—	15	—	24
Total interest expense	4,245	8,145	9,104	17,205
Net interest income	56,619	54,304	113,131	99,767
Credit (benefit) loss expense - loans and leases	(3,631)	1,868	(11,145)	45,655
Credit loss expense - unfunded commitments	(288)	1,107	263	2,565
Net interest income after credit loss expense	60,538	51,329	124,013	51,547
Non-interest Income
Service fees and other charges	6,282	5,614	11,751	10,797
Insurance commissions	4,059	4,005	8,940	9,160
Mortgage banking income	2,157	9,868	12,691	10,716
Gain on sale of non-mortgage loans	—	—	—	234
Gain on sale of securities available for sale	1,469	(2)	1,985	(2)
Gain on equity securities	(808)	—	802	—
Wealth management income	1,566	1,802	3,322	2,893
Income from Bank Owned Life Insurance	859	838	2,028	1,619
Other non-interest income	1,961	890	2,301	1,597
Total non-interest income	17,545	23,015	43,820	37,014
Non-interest Expense
Compensation and benefits	21,046	19,575	43,044	37,160
Occupancy	3,837	4,128	7,949	7,859
FDIC insurance premium	522	411	1,420	903
Financial institutions tax	1,177	1,116	2,367	1,950
Data processing	3,334	3,805	6,716	6,845
Acquisition related charges	—	2,099	—	13,585
Amortization of intangibles	1,575	1,809	3,197	3,054
Other non-interest expense	6,884	5,041	12,485	8,937
Total non-interest expense	38,375	37,984	77,178	80,293
Income (loss) before income taxes	39,708	36,360	90,655	8,268
Income tax expense (benefit)	8,323	7,303	18,274	1,693
Net income (loss)	$31,385	$29,057	$72,381	$6,575
Earnings (loss) per common share
Basic	$0.84	$0.78	$1.94	$0.19
Diluted	$0.84	$0.78	$1.94	$0.19

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$31,385	$29,057	$72,381	$6,575

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	11,985	3,160	(7,127)	12,618
Reclassification adjustment for securities gains (losses) included in net income	(1,469)	2	(1,985)	2
Income tax effect	(2,208)	(666)	1,914	(2,651)
Net of tax amount	8,308	2,496	(7,198)	9,969

Change in unrealized gain/(loss) on balance sheet swap	4,434	—	4,434	—
Reclassification adjustment for cash flow hedge derivatives gain included in net income	(450)		(450)
Income tax effect	(837)	—	(837)	—
Net of tax amount	3,147	—	3,147	—

Total other comprehensive income (loss)	11,455	2,496	(4,051)	9,969

Comprehensive income (loss)	$42,840	$31,553	$68,330	$16,544

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2021	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276
Net income						40,996		40,996
Other comprehensive loss					(15,506)			(15,506)
Deferred compensation plan		7,911		51			(51)	—
Stock based compensation expenses				551				551
Vesting of incentive plans		6,124		(82)			82	—
Shares issued under stock option plan		600					8	8
Restricted share issuance		13,708		(183)			183	—
Restricted share forfeitures		(5,779)		20			(138)	(118)
Shares repurchased		(39,200)					(1,078)	(1,078)
Common stock dividend payment ($0.24 per share)						(8,943)		(8,943)
Balance at March 31, 2021	$—	37,274,844	$306	$689,747	$(502)	$388,467	$(79,832)	$998,186
Net income						31,385		31,385
Other comprehensive income					11,455			11,455
Deferred compensation plan				(26)			26	—
Stock based compensation expenses				656				656
Vesting of incentive plans		21,834		(291)			291	—
Shares issued under stock option plan								—
Restricted share issuance		22,550		(301)			301	—
Restricted share forfeitures		(15,257)					(507)	(507)
Shares repurchased		(126,366)					(3,773)	(3,773)
Common stock dividend payment ($0.26 per share)						(9,699)		(9,699)
Balance at June 30, 2021	$—	37,177,605	$306	$689,785	$10,953	$410,153	$(83,494)	$1,027,703

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2020	$—	19,729,886	$127	$161,955	$4,595	$329,175	$(69,685)	$426,167
Net income (loss)						(22,482)		(22,482)
Other comprehensive income					7,473			7,473
Adoption of ASC 326						(2,566)		(2,566)
Deferred compensation plan		7,524		(94)			94	—
Stock based compensation expenses				1,230			6	1,236
Capital stock issuance related to acquisition		17,927,017	179	526,696				526,875
Vesting of incentive plans		39,548		(1,989)			493	(1,496)
Restricted share issuance		13,349		198		(374)	176	—
Restricted share forfeitures		(750)						—
Shares repurchased		(430,000)					(10,078)	(10,078)
Common stock dividend payment ($0.22 per share)						(8,286)		(8,286)
Balance at March 31, 2020	$—	37,286,574	$306	$687,996	$12,068	$295,467	$(78,994)	$916,843
Net income						29,057		29,057
Other comprehensive income					2,496			2,496
Deferred compensation plan				166			(166)	—
Stock based compensation expenses				356				356
Adjustment for capital stock issuance		(843)		(25)				(25)
Fair value of option exchange from merger				461				461
Prior period adjustments				(258)			258	—
Shares issued under stock option plan		11,408		(122)			122	—
Shares repurchased		(1,070)					(17)	(17)
Common stock dividend payment ($0.22 per share)						(8,203)		(8,203)
Balance at June 30, 2020	$—	37,296,069	$306	$688,574	$14,564	$316,321	$(78,797)	$940,968

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$72,381	$6,575
Items not requiring (providing) cash:
Provision (benefit) for credit losses	(10,882)	48,220
Depreciation	3,256	3,105
Amortization of premium and discounts on loans, securities, deposits and debt obligations	1,888	(2,607)
Amortization of mortgage servicing rights, net of impairment charges/recoveries	(575)	9,198
Amortization of intangibles	3,197	3,054
Change in deferred taxes	2,582	(10,418)
Proceeds from the sale of loans held for sale	467,067	331,341
Originations of loans held for sale	(440,523)	(406,074)
Mortgage banking gain, net	(8,311)	(16,666)
Gain/loss on sale / write-down of real estate and other assets held for sale	(11)	17
Gain/loss on sale of available for sale securities	(1,985)	2
Gain on equity securities	(802)	—
Stock based compensation expense	1,207	1,592
Restricted stock forfeitures for taxes and option exercises	(617)	(1,496)
Income from bank owned life insurance	(2,028)	(1,619)
Changes in:
Accrued interest receivable and other assets	(10,767)	(20,255)
Other liabilities	(10,101)	22,123
Net cash provided by (used by) operating activities	64,976	(33,908)

Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	81,930	50,544
Proceeds from sale of available-for-sale securities	105,064	622
Proceeds from sale of premises and equipment, real estate and other assets held for sale	209	509
Proceeds from sale of non-mortgage loans	—	5,241
Purchases of available-for-sale securities	(740,534)	(61,725)
Purchases of equity securities	(11,053)	—
Net change in Federal Home Loan Bank stock	3,279	(21,287)
Net cash received (paid) from acquisition (Reference Footnote 17 Business Combinations)	—	52,448
Purchases of premises and equipment, net	(630)	(2,822)
Proceeds from bank owned life insurance	893	—
Net increase in loans receivable	144,510	(386,945)
Net cash used by investing activities	(416,332)	(363,415)
Financing Activities
Net increase in deposits and advance payments by borrowers	242,091	808,121
Net change in Federal Home Loan Bank advances	105,000	(326,736)
Decrease in securities sold under repurchase agreements	—	3,949
Net cash paid for repurchase of common stock	(4,851)	(10,095)
Cash dividends paid on common stock	(18,642)	(16,489)
Net cash provided by financing activities	323,598	458,750
Increase (decrease) in cash and cash equivalents	(27,758)	61,427
Cash and cash equivalents at beginning of period	159,266	131,254
Cash and cash equivalents at end of period	$131,508	$192,681
Supplemental cash flow information:
Interest paid	$9,176	$17,751
Income taxes paid	3	-
Initial recognition of right-of-use asset	500	10,100
Initial recognition of lease liability	500	10,249
Initial recognition of ASC 326	-	2,566
Transfers from loans to real estate and other assets held for sale	120	97

See accompanying notes.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

June 30, 2021 and 2020

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

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, the Bank, First Insurance Group of the Midwest, Inc. (“First Insurance”), PFC Risk Management Inc. (“PFC Risk Management”) and HSB Capital, LLC (“HSB Capital”). All significant intercompany transactions and balances are eliminated in consolidation.

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

PFC Risk Management, formerly known as First Defiance Risk Management, is a wholly-owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.  PFC Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer.

The COVID-19 pandemic has continued to create disruptions to the global economy and to the lives of individuals throughout the world.  Business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to continue over the coming months and will likely adversely affect their ability to pay interest and principal on their loans.  Further, value of the collateral securing their obligations may decline.  These uncertainties may negatively impact the Statement of Financial Condition, the Statement of Income and the Statement of Cash Flows of the Company.

The consolidated condensed statement of financial condition at December 31, 2020, was derived from the audited financial statements at that date, which were included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

The accompanying consolidated condensed financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2021, are not necessarily indicative of the results that may be expected for the entire year.

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

The Company also enters into cash flow hedge derivative instruments to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company’s floating rate loan pool. The Company uses an independent third party to perform a market valuation analysis for these derivatives (Level 2).

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$177,643	$—	$177,643
Mortgage-backed securities	—	197,794	—	197,794
Collateralized mortgage obligations	—	294,419	—	294,419
Asset-backed securities	—	229,703	—	229,703
Corporate bonds	—	69,935	—	69,935
Obligations of state and political subdivisions	—	309,634	—	309,634
Equity securities	12,945	—	—	12,945
Loans held for sale, at fair value	—	50,411	148,659	199,070
Purchased certificate of deposit option	—	48	—	48
Interest rate swaps	—	1,223	—	1,223
Cash flow hedge derivatives	—	3,984	—	3,984
Mortgage banking derivative	—	4,157	—	4,157
Liabilities:
Written certificate of deposit option	—	48	—	48
Interest rate swaps	—	1,264	—	1,264

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$40,940	$—	$40,940
Mortgage-backed securities	—	277,182	—	277,182
Collateralized mortgage obligations	—	106,299	—	106,299
Asset-backed securities	—	30,546	—	30,546
Corporate bonds	—	44,169	—	44,169
Obligations of state and political subdivisions	—	237,518	—	237,518
Equity securities	1,090	—	—	1,090
Loans held for sale, at fair value	—	98,587	123,029	221,616
Purchased certificate of deposit option	—	56	—	56
Interest rate swaps	—	1,870	—	1,870
Mortgage banking derivative	—	3,833	—	3,833
Liabilities:
Written certificate of deposit option	—	56	—	56
Interest rate swaps	—	2,036	—	2,036

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2021 and 2020.

	Construction loans held for sale
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance of recurring Level 3 assets at beginning of period	$134,638	$44,420	$123,029	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	1,814	2,238	(3,754)	7,201
Originations	30,924	32,685	64,928	42,265
Acquired in acquisition	—	—	—	37,711
Sales	(18,717)	(3,604)	(35,544)	(11,438)
Balance of recurring Level 3 assets at end of period	$148,659	$75,739	$148,659	$75,739

	Securities available-for-sale
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance of recurring Level 3 assets at beginning of period	$—	$5,830	$—	$3,411
Balance of assets classified as Level 3 assets during the period	—	(5,830)	$—	$(3,411)
Balance of recurring Level 3 assets at end of period	$—	$—	$—	$—

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$148,659	Comparable sales	Time discount using the 60 day forward contract	0.00% - 2.18%

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$123,029	Comparable sales	Time discount using the 60 day forward contract	0.00% - 0.24%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$-	$-	$3,131	$3,131
Commercial	—	—	4,021	4,021
Total individually analyzed loans	—	—	7,152	7,152
Mortgage servicing rights	—	14,973	—	14,973

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$4,601	$4,601
Commercial	—	—	7,151	7,151
Total individually analyzed loans	—	—	11,752	11,752
Mortgage servicing rights	—	13,153	—	13,153

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to all loan classes	$7,152	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	13.52%

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

The aggregate fair value of the residential mortgage loans held for sale at June 30, 2021 and December 31, 2020 was $50.4 million and $98.6 million, respectively, and they had a contractual balance of $48.7 million and $93.2 million, respectively, for these same periods.  The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale.  For the three and six months ended June 30, 2021, $1.0 million and ($3.3) million, respectively, was recorded in gains on the sale of loans held for sale for the change in fair value. For the three and six months ended June 30, 2020, $3.7 million and $4.3 million, respectively, was recorded in gains on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at June 30, 2021 and December 31, 2020, was $148.6 million and $123.0 million, respectively, and they had a contractual balance of $138.9 million and $109.5 million, respectively, for these same periods.  The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale.  For the three and six months ended June 30, 2021, $1.8 million and ($3.8) million, respectively, were recorded in gains on the sale of loans held for sale for the change in fair value. For the three and six months ended June 30, 2020, $1.6 million and $7.2 million, respectively, were recorded in gains on the sale of loans held for sale for the change in fair value.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2021, and December 31, 2020. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to Premier.

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

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2021.

The carrying value and estimated fair values of financial instruments at June 30, 2021 and December 31, 2020, were as follows:

		Fair Value Measurements at June 30, 2021
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$131,508	$131,508	$131,508	$—	$—
Securities available for sale	1,279,128	1,279,128	—	1,279,128	—
Equity securities	12,945	12,945	12,945	—	—
Federal Home Loan Bank Stock	12,747	N/A	N/A	N/A	N/A
Loans receivable, net	5,277,033	5,335,575	—	—	5,335,575
Loans held for sale, carried at fair value	199,070	199,070	—	50,411	148,659

Financial Liabilities:
Deposits	$6,291,459	$6,295,489	$5,318,295	$977,194	$—
Advances from Federal Home Loan Bank	105,000	105,000	—	105,000	—
Subordinated debentures	84,913	83,533	—	83,533	—

		Fair Value Measurements at December 31, 2020
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$159,266	$159,266	$159,266	$—	$—
Securities available for sale	736,654	736,654	—	736,654	—
Equity securities	1,090	1,090	1,090	—	—
Federal Home Loan Bank Stock	16,026	N/A	N/A	N/A	N/A
Loans receivable, net	5,409,161	5,412,814	—	—	5,412,814
Loans held for sale, carried at fair value	221,616	221,616	—	98,587	123,029

Financial Liabilities:
Deposits	$6,047,841	$6,056,426	$4,925,411	$1,131,015	$—
Subordinated debentures	84,860	83,237	—	—	83,237

4.	Stock Compensation Plans

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

As of June 30, 2021, 35,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. On the date of the Merger, 39,983 Premier options were exchanged for all of the outstanding stock options on the books of UCFC at the same conversion price and ratio applied to UCFC common shares at January 31, 2020.  All of these options were fully vested at the time of acquisition. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

In the six months ending June 30, 2021, the Company also granted 16,846 discretionary RSUs that vest three years from the date of grant and 36,258 restricted stock grants.  Of the 36,258 restricted stock grants, 13,708 were issued to directors and have a one-year vesting period.  The remaining shares have a five year tiered vesting schedule.  The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

Following is stock option activity under the plans during the six months ended June 30, 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2021	36,261	$21.59
Forfeited or cancelled	—	—
Exercised	(600)	13.80
Granted	—	—
Options outstanding, June 30, 2021	35,661	$21.72	5.32	$247
Exercisable at June 30, 2021	35,661	$21.72	5.32	$247

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds of options exercised	$—	$—	$8	$—
Related tax benefit recognized	—	40	—	40
Intrinsic value of options exercised	—	189	11	189

At June 30, 2021, 176,949 PSUs, 59,758 RSUs and 56,966 restricted stock grants were unvested. Compensation expense related to PSUs, RSUs, restricted stock grants and the STIP is recognized over the performance period based on the achievements of targets as established under the plan documents or according to a vesting schedule. Total expense of $1.4 million and $2.5 million was recorded during each of the three and six months ended June 31, 2021 compared to expense of $974,000 and $2.0 million for the three and six months ended June 30, 2020.  There was approximately $2.8 million and $3.2 million included within other liabilities at June 30, 2021, and December 31, 2020, respectively, related to the STIP.

	Performance Stock Units		Restricted Stock Units		Restricted Stock Grants
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2021	90,891	$26.48	55,759	$25.18	41,057	$26.93
Granted	86,058	30.32	34,388	30.77	36,258	31.79
Vested	—	—	(27,958)	26.21	(20,349)	26.75
Forfeited	—	—	(2,431)	25.99	—	—
Unvested at June 30, 2021	176,949	$28.35	59,758	$27.87	56,966	$30.09

The maximum amount of compensation expense that may be earned for the PSUs at June 30, 2021, is approximately $4.9 million in the aggregate.  However, the estimated expense that is expected to be earned as of June 30, 2021, is $3.3 million of which $2.1 million is unrecognized at June 30, 2021, and will be recognized over the remaining performance periods.
5.	Dividends on Common Stock

Premier declared and paid a $0.26 per common stock dividend in the second quarter of 2021 and declared and paid a $0.22 per common stock dividend in the second quarter of 2020.
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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net income (loss) available to common shareholders	$31,385	$29,057	$72,381	$6,575
Less: income (loss) allocated to participating securities	39	44	104	10
Net income (loss) allocated to common shareholders	31,346	29,013	72,277	6,565

Weighted average common shares outstanding including participating securities	37,322	37,347	37,327	34,534
Less: Participating securities	46	57	53	50
Average common shares	37,276	37,290	37,274	34,484

Basic earnings (loss) per common share	$0.84	$0.78	$1.94	$0.19
Diluted Earnings (Loss) Per Share:
Net income (loss) allocated to common shareholders	$31,346	$29,013	$72,277	$6,565
Weighted average common shares outstanding for basic earnings (loss) per common share	37,276	37,290	37,274	34,484
Add: Dilutive effects of stock options and restricted stock units	82	33	77	42
Average shares and dilutive potential common shares	37,358	37,323	37,351	34,526

Diluted earnings (loss) per common share	$0.84	$0.78	$1.94	$0.19

There were no shares for the three and six month period ending June 30, 2021 that were excluded from the diluted earnings per common share calculation as no shares were anti-dilutive during this period.  There were 17,100 and 15,411 shares for the three and six month periods ending June 30, 2020, respectively, that were excluded from the dilutive earnings per common share calculation as they were anti-dilutive.

7.	Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At June 30, 2021
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$175,135	$2,851	$(343)	$177,643
Mortgage-backed securities	197,517	1,551	(1,274)	197,794
Collateralized mortgage obligations	293,852	1,604	(1,037)	294,419
Asset-backed securities	228,942	969	(208)	229,703
Corporate bonds	68,943	1,049	(57)	69,935
Obligations of state and political subdivisions	304,760	7,847	(2,973)	309,634
Total Available-for-Sale	$1,269,149	$15,871	$(5,892)	$1,279,128

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At December 31, 2020
Available-for-sale
Obligations of U.S. government corporations and agencies	$39,233	$1,707	$—	$40,940
Mortgage-backed securities	270,683	6,746	(247)	277,182
Collateralized mortgage obligations	103,532	2,927	(160)	106,299
Asset-backed securities	30,643	1	(98)	30,546
Corporate bonds	43,826	489	(146)	44,169
Obligations of state and political subdivisions	229,645	8,069	(196)	237,518
Total Available-for-Sale	$717,562	$19,939	$(847)	$736,654

The amortized cost and fair value of the investment securities portfolio at June 30, 2021, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), CMOs and asset-backed securities (“ABS”), which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,760	$3,789
Due after one year through five years	34,048	34,708
Due after five years through ten years	202,616	206,616
Due after ten years	308,414	312,099
MBS/CMO/ABS	720,311	721,916
	$1,269,149	$1,279,128

Investment securities with a carrying amount of $603.0 million at June 30, 2021, were pledged as collateral on public deposits.

The following tables summarize Premier’s securities that were in an unrealized loss position at June 30, 2021, and December 31, 2020:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At June 30, 2021
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$9,997	$(343)	$-	$-	$9,997	$(343)
Mortgage-backed securities	125,714	(1,274)	—	—	125,714	(1,274)
Collateralized mortgage obligations	147,592	(1,037)	—	—	147,592	(1,037)
Asset-backed securities	36,749	(208)	—	—	36,749	(208)
Corporate bonds	18,006	(53)	506	(4)	18,512	(57)
Obligations of state and political subdivisions	119,870	(2,973)	—	—	119,870	(2,973)
Total available-for-sale	$457,928	$(5,888)	$506	$(4)	$458,434	$(5,892)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At December 31, 2020
Available-for-sale securities:
Mortgage-backed securities-residential	$26,361	$(247)	$—	$—	$26,361	$(247)
Collateralized mortgage obligations	5,161	(160)	—	—	5,161	(160)
Asset-backed securities	18,439	(98)	—	—	18,439	(98)
Corporate bonds	12,177	(146)	—	—	12,177	(146)
Obligations of state and political subdivisions	41,088	(196)	—	—	41,088	(196)
Total available-for-sale	$103,226	$(847)	$—	$—	$103,226	$(847)

The Company realized gains from the sale of available-for-sale securities totaling $1.5 million and $2.0 million in the three and six month periods ending June 30, 2021.  For the three and six months ended June 30, 2020, the Company had $2,000 in realized losses from the sale of investment securities.

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

•

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value.  As of June 30, 2021, management had determined that no credit loss exists.

At June 30, 2021 and December 31, 2020, the Company held preferred and common stock of various bank holding companies totaling $12.9 million and $1.1 million, respectively.  During the three and six months ended June 30, 2021, $808,000 of unrealized losses and $802,000 of unrealized gains were recorded within Gain on equity securities on the Consolidated Condensed Statements of Income. During the three and six months ended June 30, 2020, there were no unrealized gains or losses recognized.

8.	Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.  Loans receivable consist of the following:

	June 30, 2021	December 31, 2020
	(In Thousands)
Real Estate:
Residential	$1,138,433	$1,201,051
Commercial	2,405,653	2,383,001
Construction	830,822	667,649
	4,374,908	4,251,701
Other Loans:
Commercial	1,051,972	1,202,353
Home equity and improvement	261,842	272,701
Consumer finance	118,526	120,729
	1,432,340	1,595,783
Loans before deferred loan origination fees and costs	5,807,248	5,847,484
Deduct:
Undisbursed construction loan funds	(458,156)	(355,065)
Net deferred loan origination fees and costs	(692)	(1,179)
Allowance for credit losses	(71,367)	(82,079)
Total loans	$5,277,033	$5,409,161

The Company has responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing over $600 million to small businesses in our markets.  As of June 30, 2021, the company had $287 million in PPP loans, which remained unpaid and were included in other commercial loans in the above loan table.

The following table discloses allowance for credit loss (“ACL”) activity for the three and six months ended June 30, 2021 and 2020 by portfolio segment (in thousands):

Three Months Ended June 30, 2021	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,508	$35,272	$2,776	$12,191	$5,181	$1,826	$74,754
Charge-Offs	—	(605)	—	—	—	(106)	(711)
Recoveries	82	153	12	505	165	38	955
Provisions	(2,322)	(359)	(49)	(485)	(358)	(58)	(3,631)
Ending Allowance	$15,268	$34,461	$2,739	$12,211	$4,988	$1,700	$71,367

Year-to-date Period Ended June 30, 2021	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
Charge-Offs	—	(605)	—	(70)	(3)	(142)	(820)
Recoveries	90	189	12	703	194	65	1,253
Provisions	(2,356)	(8,540)	(14)	(87)	58	(206)	(11,145)
Ending Allowance	$15,268	$34,461	$2,739	$12,211	$4,988	$1,700	$71,367

Three Months Ended June 30, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$23,324	$42,515	$884	$11,901	$3,954	$3,281	$85,859
Charge-Offs	(73)	(49)	(1)	(37)	(56)	(79)	(295)
Recoveries	114	190	—	667	94	58	1,123
Provisions	418	1,401	254	(692)	224	263	1,868
Ending Allowance	$23,783	$44,057	$1,137	$11,839	$4,216	$3,523	$88,555

Year-to-date Period Ended June 30, 2020	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Impact of ASC 326 Adoption	1,765	3,682	(223)	(2,263)	(521)	(86)	2,354
Acquisition related allowance for credit loss (PCD)	1,077	4,053	—	2,272	248	48	7,698
Charge-Offs	(257)	(65)	(1)	(133)	(86)	(187)	(729)
Recoveries	215	529	—	1,336	136	118	2,334
Provisions(1)	18,116	19,556	365	1,624	2,739	3,255	45,655
Ending Allowance	$23,783	$44,057	$1,137	$11,839	$4,216	$3,523	$88,555

(1) Provision for the six months ended June 30, 2020, includes $25.9 million as a result of the Merger with UCFC.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$1,061	$—	$—	$—	$1,061
Commercial	21,444	—	—	—	21,444
Construction	—	—	—	—	—

Other Loans:
Commercial	1,912	164	5,432	314	7,822
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$24,417	$164	$5,432	$314	$30,327

	December 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$1,024	$—	$—	$—	$1,024
Commercial	33,999	—	—	—	33,999
Construction	—	—	—	—	—

Other Loans:
Commercial	1,426	5,317	4,943	125	11,811
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$36,449	$5,317	$4,943	$125	$46,834

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

	June 30, 2021	December 31, 2020
	(In Thousands)
Non-accrual loans with reserve	$32,059	$35,234
Non-accrual loans without reserve	$9,237	$16,448
Loans over 90 days past due and still accruing	—	—
Total non-performing loans	41,296	51,682
Real estate and other assets held for sale	45	343
Total non-performing assets	$41,341	$52,025
Troubled debt restructuring, still accruing	$5,939	$7,173

The following table presents the aging of the amortized cost in past due and non-accrual loans as of June 30, 2021, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	1,116,334	460	4,533	7,203	12,196	8,337
Commercial	2,395,039	142	167	1,404	1,713	11,706
Construction	372,086	—	580	—	580	—

Other Loans:
Commercial	1,028,840	717	—	441	1,158	2,253
Home equity and improvement	254,069	1,474	380	1,696	3,550	2,114
Consumer finance	115,555	1,087	368	1,528	2,983	1,633
PCD	35,181	126	1,010	7,980	9,116	15,253

Total Loans	$5,317,104	$4,006	$7,038	$20,252	$31,296	$41,296

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

Troubled Debt Restructurings

As of June 30, 2021, and December 31, 2020, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $11.9 million and $16.6 million, respectively.  The Company allocated $616,000 and $883,000 of specific reserves to those loans at June 30, 2021, and December 31, 2020, respectively, and had committed to lend additional amounts totaling up to $352,000 and $303,000 at June 30, 2021, and December 31, 2020, respectively.

The Company is working with borrowers impacted by the COVID-19 pandemic by providing modifications to include either interest only deferral or principal and interest deferral.  These modifications range from one to nine months.  As of June 30, 2021, the Company had approximately $13,000 in active deferrals compared to December 31, 2020 at $53.5 million.  A majority of these modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. A modified loan will be considered current and will continue to accrue interest during the deferral period unless repayment of the loan under contractual terms is not expected and thereby loans will be placed in non-accrual.

A breakout of deferrals by loan category is as follows (in thousands):

	June 30, 2021 Balance deferred	December 31, 2020 Balance deferred
Residential real estate	$13	$7,016
Commercial real estate	—	34,831
Construction	—	9,579
Commercial	—	1,628
Home equity and improvement	—	114
Consumer finance	—	282
Total	$13	$53,450

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

Of the loans modified in a TDR as of June 30, 2021, $5.9 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and six months ended June 30, 2021, and June 30, 2020:

	Loans Modified as a TDR for the Three Months Ended June 30, 2021 ($ in thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2021 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$99	3	$249
Commercial	—	—	—	—
Construction	—	—	—	—

Other Loans:
Commercial	2	869	5	1,578
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	3	$968	8	$1,827

The loans described above increased the ACL by $367,000 and $373,000 in the three and six months ended June 30, 2021.

	Loans Modified as a TDR for the Three Months Ended June 30, 2020 ($ in thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2020 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$231	5	$609
Commercial	3	6,783	4	6,876
Construction	—	—	—	—

Other Loans:
Commercial	—	—	5	156
Home equity and improvement	—	—	1	26
Consumer finance	—	—	—	—

Total	6	$7,014	15	$7,667

The loans described above increased the ACL by $3,000 and $32,000 in the three and six months ended June 30, 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

There were no TDRs that subsequently defaulted as of June 30, 2021.  The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$168	6	$436
Commercial	1	22	2	194
Construction	—	—	—	—

Other Loans:
Commercial	1	118	2	250
Home equity and improvement	2	180	3	326
Consumer finance	1	21	1	21

Total	8	$509	14	$1,227

The TDRs that subsequently defaulted described above increased the ACL by $30,000 and $45,000 for the three and six months ended June 30, 2020.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,117,652	$1,117	$9,761	$-	$9,761	$1,128,530
Commercial	2,221,019	132,099	43,634	—	43,634	2,396,752
Construction	357,273	15,393	—	—	—	372,666

Other Loans:
Commercial	982,960	24,898	22,140	—	22,140	1,029,998
Home equity and improvement	255,498	—	2,121	—	2,121	257,619
Consumer finance	116,911	—	1,627	—	1,627	118,538
PCD	21,328	905	22,064	—	22,064	44,297

Total Loans	$5,072,641	$174,412	$101,347	$—	$101,347	$5,348,400

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,187,923	$795	$2,363	$-	$2,363	$1,191,081
Commercial	2,203,652	111,039	45,464	—	45,464	2,360,155
Construction	299,866	12,718	—	—	—	312,584

Other Loans:
Commercial	1,142,289	23,907	6,847	—	6,847	1,173,043
Home equity and improvement	267,350	—	439	—	439	267,789
Consumer finance	120,682	—	105	—	105	120,787
PCD	26,829	3,813	35,159	—	35,159	65,801

Total Loans	$5,248,591	$152,272	$90,377	$—	$90,377	$5,491,240

The tables below presents the amortized cost basis of loans by credit quality indicator and class of loans as of June 30, 2021 and December 31, 2020 (in thousands):

	Term of loans by origination
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of June 30, 2021

Real Estate
Residential:
Risk Rating
Pass	$95,942	$334,920	$139,418	$80,775	$91,380	$373,205	$2,012	$1,117,652
Special Mention	—	194	—	—	61	147	715	1,117
Substandard	—	213	1,478	1,230	1,749	5,091	—	9,761
Doubtful	—	—	—	—	—	—	—	—
Total	$95,942	$335,327	$140,896	$82,005	$93,190	$378,443	$2,727	$1,128,530

Commercial:
Risk Rating
Pass	$217,467	$497,381	$429,829	$272,889	$260,478	$528,595	$14,380	$2,221,019
Special Mention	366	6,560	6,717	19,197	65,663	32,645	951	132,099
Substandard	—	436	6,834	15,871	1,772	17,352	1,369	43,634
Doubtful	—	—	—	—	—	—	—	—
Total	$217,833	$504,377	$443,380	$307,957	$327,913	$578,592	$16,700	$2,396,752

Construction:
Risk Rating
Pass	$83,204	$124,839	$89,442	$49,145	$10,497	$146	$-	$357,273
Special Mention	—	8,310	—	6,036	1,047	—	—	15,393
Substandard	—	—		—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$83,204	$133,149	$89,442	$55,181	$11,544	$146	$-	$372,666

Other Loans
Commercial:
Risk Rating
Pass	$274,168	$242,844	$105,501	$65,309	$32,406	$27,628	$235,104	$982,960
Special Mention	—	999	4,691	2,458	1,743	5,004	10,003	24,898
Substandard	100	16,436	1,788	289	735	472	2,320	22,140
Doubtful	—	—	—	—	—	—	—	—
Total	$274,268	$260,279	$111,980	$68,056	$34,884	$33,104	$247,427	$1,029,998

Home equity and Improvement:
Risk Rating
Pass	$12,376	$7,923	$5,795	$3,438	$6,504	$33,765	$185,697	$255,498
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	28	50	28	498	1,517	2,121
Doubtful	—	—	—	—	—	—	—	—
Total	$12,376	$7,923	$5,823	$3,488	$6,532	$34,263	$187,214	$257,619

Consumer Finance:
Risk Rating
Pass	$23,134	$31,069	$29,068	$13,982	$6,953	$4,645	$8,060	$116,911
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	669	698	125	26	104	5	1,627
Doubtful	—	—	—	—	—	—	—	—
Total	$23,134	$31,738	$29,766	$14,107	$6,979	$4,749	$8,065	$118,538

PCD:
Risk Rating
Pass	$-	$-	$214	$1,855	$2,085	$13,543	$3,631	$21,328
Special Mention	—	—	—	—	28	644	233	905
Substandard	—	—	35	57	9,320	9,206	3,446	22,064
Doubtful	—	—	—	—	—	—	—	—
Total	$-	$-	$249	$1,912	$11,433	$23,393	$7,310	$44,297

	Term of loans by origination
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
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

In addition to the ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establishes a loss expectation for extended (funded) commitments.  This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument.  At June 30, 2021, the Company had $1.4 billion in unfunded commitments and set aside $5.6 million in anticipated credit losses.  This reserve is recorded in other liabilities as opposed to the ACL.

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

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, credit discount $7.7 million and a noncredit discount of $4.1 million. The outstanding balance and related allowance on these loans as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

	As of June 30,2021		As of December 31, 2020
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$13,336	$228	$14,895	$201
Commercial	12,063	772	24,334	2,286
Construction	—	—	—	—
	25,399	1,000	39,229	2,487
Other Loans:
Commercial	13,912	1,419	20,990	1,896
Home equity and improvement	4,223	217	4,912	214
Consumer finance	763	14	670	20
	18,898	1,650	26,572	2,130
Total	$44,297	$2,650	$65,801	$4,617

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $910,000 as of June 30, 2021, and $784,000 as of December 31, 2020.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Mortgage banking gain, net	$2,670	$11,530	$8,311	$16,432
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,888	1,888	3,805	3,482
Amortization of mortgage servicing rights	(1,953)	(2,181)	(4,297)	(3,344)
Mortgage servicing rights valuation adjustments	(448)	(1,369)	4,872	(5,854)
	(513)	(1,662)	4,380	(5,716)

Net revenue from sale and servicing of mortgage loans	$2,157	$9,868	$12,691	$10,716

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.9 billion at June 30, 2021, and $2.9 billion at December 31, 2020.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$21,696	$20,761	$21,666	$10,801
Loans sold, servicing retained	1,939	2,454	4,313	3,830
Mortgage servicing rights acquired	—	—	—	9,747
Amortization	(1,953)	(2,181)	(4,297)	(3,344)
Carrying value before valuation allowance at end of period	21,682	21,034	21,682	21,034

Valuation allowance:
Balance at beginning of period	(3,193)	(5,019)	(8,513)	(534)
Impairment recovery (charges)	(448)	(1,369)	4,872	(5,854)
Balance at end of period	(3,641)	(6,388)	(3,641)	(6,388)
Net carrying value of MSRs at end of period	$18,041	$14,646	$18,041	$14,646
Fair value of MSRs at end of period	$18,054	$14,646	$18,054	$14,646

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has no accrual for secondary market buy-back activity at June 30, 2021 based on management’s estimate of potential losses from this activity.  A liability of $43,000 was accrued at December 31, 2020.  The Company recognized a credit of $43,000 and $43,000 related to the reduction of the accrual in the three and six months ended June 30, 2021.  There was no expense or credit recognized in the three and six months ended June 30, 2020.

10.	Leases

The Company’s lease agreements have maturity dates ranging from April 2021 to September 2044, some of which include options for multiple five and ten year extensions.  The weighted average remaining life of the lease term for these leases was 14.96 years as of June 30, 2021 and 15.09 years as of December 31, 2020.  The weighted average discount rate for leases was 2.62% as of June 30, 2021 and 2.61% as of December 31, 2020.

The total operating lease costs were $664,000 and $1.2 million for the three and six months ended June 30, 2021, and $592,000 and $1.1 million for the three and six months ended June 30, 2020. The right-of-use asset, included in other assets, was $16.4 million and $16.9 million at June 30, 2021 and December 31, 2020, respectively.  The lease liabilities, included in other liabilities, were $17.1 million and $17.8 million as of June 30, 2021 and December 31, 2020, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	June 30, 2021
2021	$2,367
2022	1,830
2023	1,497
2024	1,312
2025	1,158
Thereafter	13,753
Total undiscounted minimum lease payments	21,917
Present value adjustment	(4,862)
Total lease liabilities	$17,055

11.	Deposits

A summary of deposit balances is as follows:

	June 30, 2021	December 31, 2020
	(In Thousands)
Non-interest-bearing checking accounts	$1,649,664	$1,597,262
Interest-bearing checking and money market accounts	2,890,769	2,627,669
Savings deposits	777,862	700,480
Retail certificates of deposit less than $250,000	720,317	912,006
Retail certificates of deposit greater than $250,000	252,847	210,424
	$6,291,459	$6,047,841

12.	Borrowings

Premier’s FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	June 30, 2021	December 31, 2020
	(In Thousands)
FHLB Advances:
Overnight advances	$105,000	—
Total	$105,000	$—
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$48,830	$48,777

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

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.62% as of June 30, 2021, and 1.72% as of December 31, 2020.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.50% and 1.60% on June 30, 2021 and December 31, 2020, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	June 30, 2021	December 31, 2020
Commitments to make loans	$892,684	$702,103
Unused lines of credit	910,201	918,470
Standby letters of credit	23,293	22,250
Total	$1,826,178	$1,642,823

Commitments to make loans are generally made for periods of 60 days or less.

14.	Income Taxes

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

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Current:
Federal	$9,239	$16,092	$15,600	$10,952
State and local	165	75	328	150
Deferred	(1,081)	(8,864)	2,346	(9,409)
	$8,323	$7,303	$18,274	$1,693

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Tax expense (benefit) at statutory rate (21%)	$8,287	$7,635	$19,036	$1,736
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	131	59	259	118
Tax exempt interest income, net of TEFRA	(228)	(194)	(428)	(391)
Bank owned life insurance	(181)	(176)	(426)	(339)
Captive insurance	(102)	(97)	(192)	(189)
Other	416	76	25	758
Totals	$8,323	$7,303	$18,274	$1,693

15.	Derivative Financial Instruments

At June 30, 2021, the Company had approximately $39.5 million of interest rate lock commitments and $232.0 million of forward sales of mortgage backed securities.  These commitments are considered derivatives.  The Company had $135.7 million of interest rate lock commitments and $265.0 million of forward commitments at December 31, 2020.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition.  The table below provides data about the carrying values of these derivative instrument assets:

	June 30, 2021	December 31, 2020
	Assets	Assets

	Carrying	Carrying
	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$4,157	$3,833

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments.  The difference in derivative carrying value at June 30, 2021 and 2020 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(3,780)	$3,279	$324	$6,361

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers that were acquired in the Merger.  Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $78.3 million and fair value of $1.2 million in other assets and $1.2 million in other liabilities at June 30, 2021.  As of December 31, 2020, the Company had interest rate swaps associated with commercial loans with a notional value of $87.8 million and fair value of $1.9 million in other assets and $2.0 million in other liabilities.  The difference in fair value of $18,000 between the asset and liability at June 30, 2021 represents a credit valuation adjustment that flows through noninterest income.  For the three and six months ended June 30, 2021, $(55,000) and $143,000 flowed through noninterest income.  For the three and six months ended June 30, 2020, $32,000 and $197,000 flowed through noninterest income.

Interest Rate Swaps Designated as Cash Flow Hedges

In May 2021 the Company entered into derivative instruments designated as cash flow hedges. For a derivative instrument that is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Interest rate swaps with notional amount totaling $250.0 million as of June 30, 2021 were designated as cash flow hedges to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company’s floating rate loan pool and were determined to be highly effective during the period. The gross aggregate fair value of the swaps of $4.0 million is recorded in other assets in the unaudited Consolidated Balance Sheets at June 30, 2021, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedges to remain highly effective during the remaining terms of the swaps. A summary of the interest-rate swaps designated as cash flow hedges is presented below (dollars in thousands):

	June 30, 2021	December 31, 2020

Notional amount	$250,000	$-
Weighted average fixed receive rates	1.437%	—
Weighted average variable 1-month LIBOR pay rates	0.086%	—
Weighted average maturity (in years)	10	—
Unrealized gains (losses), net of tax	$3,147	—

Equity Linked Time Deposit

The Company also acquired time deposits in its acquisition of UCFC that have written and purchased option derivatives to facilitate an equity linked time deposit product.  The time deposit provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Bank receives a known stream of funds based on the equity return (a purchase option).  The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statement of financial condition.  At June 30, 2021 and December 31, 2020, the balance of the equity linked time deposits was $1.5 million and $5.7 million, respectively, and the written and purchased options each had a fair value of $48,000 and $56,000, respectively.
16.	Other Comprehensive (Loss) Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2021:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$11,985	$(2,517)	$9,468
Reclassification adjustment for net losses included in net income	(1,469)	309	(1,160)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	4,434	(932)	3,502
Reclassification adjustment for net gains included in net income	(450)	95	(355)
Total other comprehensive gain	$14,500	$(3,045)	$11,455

Six months ended June 30, 2021:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(7,127)	$1,497	$(5,630)
Reclassification adjustment for net gains included in net income	(1,985)	417	(1,568)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	4,434	(932)	3,502
Reclassification adjustment for net gains included in net income	(450)	95	(355)
Total other comprehensive loss	$(5,128)	$1,077	$(4,051)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2020:
Securities available for sale:
Change in net unrealized gain/loss during the period	$3,160	$(665)	$2,495
Reclassification adjustment for net gains included in net income	2	(1)	1
Total other comprehensive loss	$3,162	$(666)	$2,496

Six months ended June 30, 2020
Securities available for sale:
Change in net unrealized gain/loss during the period	$12,618	$(2,650)	$9,968
Reclassification adjustment for net gains included in net income	2	(1)	1
Postretirement medical plan	—		—
Total other comprehensive loss	$12,620	$(2,651)	$9,969

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Cash Flow Hedge Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2021	$15,083	$(79)	$—	$15,004
Other comprehensive income/(loss) before reclassifications	(5,630)	—	3,502	(2,128)
Amounts reclassified from accumulated other comprehensive income	(1,568)	—	(355)	(1,923)

Net other comprehensive income/(loss) during period	(7,198)	—	3,147	(4,051)

Balance June 30, 2021	$7,885	$(79)	$3,147	$10,953

Balance January 1, 2020	$4,839	$(244)	$—	$4,595
Other comprehensive income (loss) before reclassifications	9,968	—	—	9,968
Amounts reclassified from accumulated other comprehensive income	1	—	—	1

Net other comprehensive income during period	9,969	—	—	9,969

Balance June 30, 2020	$14,808	$(244)	$—	$14,564

17.	Business Combinations

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

January 31, 2020
(In Thousands)

Cash Consideration	$132
Fair Value of Options Exchanged	461
Equity - Dollar Value of Issued Shares	526,850
Fair Value of Total Consideration Transferred	527,443

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	52,580
Securities available for sale	262,753
Net loans, including loans held for sale	2,340,701
FHLB Stock	12,753
Office Properties and Equipment	20,253
Intangible Assets	33,014
Bank Owned Life Insurance	65,934
Mortgage Servicing Rights	9,747
Accrued Interest Receivable and Other Assets	35,943
Deposits - Non-Interest Bearing	(430,921)
Deposits - Interest Bearing	(1,651,669)
Advances from FHLB	(381,000)
Accrued Interest Payable and Other Liabilities	(60,524)
Total Identifiable Net Assets	309,564

Goodwill	$217,879

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This quarterly report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements may include, but are not limited to, all statements regarding intent, beliefs, expectations, projections, forecasts and plans of Premier Financial Corp. (“Premier” or the “Company”) and its management, and specifically include statements regarding: changes in economic conditions; the nature, extent and timing of governmental actions and reforms; future movements of interest rates; the ability to benefit from a changing interest rate environment; the production levels of mortgage loan generation; the ability to continue to grow loans and deposits; the ability to sustain credit quality ratios at current or improved levels; continued strength in Premier’s market area; the ability to sell real estate owned properties; and the ability to grow in existing and adjacent markets. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to: impacts from the novel coronavirus (“COVID-19”) pandemic on our business, operations, customers and capital position; higher default rates on loans made to our customers related to COVID-19 and its impact on our customers’ operations and financial condition; the impact of COVID-19 on local, national and global economic conditions; unexpected changes in interest rates or disruptions in the mortgage market related to COVID-19 or responses to the health crisis; the effects of various governmental responses to the COVID-19 pandemic; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty caused by, among other things, political parties and tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rate levels; legislative and regulatory decisions or capital market conditions; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and our quarterly report on Form 10-Q for the quarter ended March 31, 2021. One or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurances that the forward-looking statements included in this quarterly report, as well as other publicly available documents, including those incorporated herein by reference, will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Premier or any other persons that our objectives and plans will be achieved. All forward-looking statements made in this quarterly report are based on information presently available to the management of Premier and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and six month periods ended June 30, 2021 and 2020.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Net interest income (GAAP)	$56,619	$54,304	$113,131	$99,767
Add: FTE adjustment	270	256	507	507
Net interest income on a FTE basis (1)	$56,889	$54,560	$113,638	$100,274

Non-interest income-less securities gains/losses (2)	$16,884	$23,017	41,033	37,016
Non-interest expense (3)	38,375	37,984	77,178	80,293
Average interest-earning assets (4)	6,806,275	6,247,037	6,709,348	5,559,542

Ratios:
Net interest margin (1) / (4)	3.34%	3.51%	3.39%	3.63%
Efficiency ratio (3) / (1) + (2)	52.02%	48.96%	49.90%	58.48%

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

General

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, Premier Bank (the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), PFC Risk Management Inc. (“PFC Risk Management”) and HSB Capital, LLC (HSB Capital”).  Another subsidiary, HSB Insurance, Inc. (“HSB Insurance”), was dissolved during the quarter ended September 30, 2020.

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

PFC Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible, in today’s insurance marketplace.  PFC Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer.

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

Changes in Financial Condition

At June 30, 2021, the Company's total assets amounted to $7.6 billion compared to $7.2 billion at December 31, 2020.  The increase is primarily attributable to growth in securities available for sale of $542.5 million from $736.7 million at December 31, 2020 to $1.3 billion at June 30, 2021.  The increase in securities were funded by deposit growth and a decline in loan balances being invested in securities that offer a higher yield than what the Company could earn in an interest-bearing deposit.

Gross loans receivable, excluding loans held for sale, were $5.3 billion at June 30, 2021, compared to $5.5 billion at December 31, 2020.  The $132.1 million decline was primarily due to a decline in other commercial loans resulting from a decline in PPP loans to $287.2 million at June 30, 2021 compared to $386.9 million at December 31, 2020.  Loans held for sale decreased from $221.6 million at December 31, 2020, to $199.1 million at June 30, 2021 as a result of sales activity.

The Company held equity securities in the amount of $12.9 million at June 30, 2021, compared to $1.1 million at December 31, 2020.  This portfolio consisted of the common and preferred stocks of various publicly traded bank holding companies, the majority of which are in the Company’s peer group.

Deposits increased $243.6 million from $6.0 billion at December 31, 2020, to $6.3 billion as of June 30, 2021.  The increase was mainly due to deposits accumulating due to stimulus funds being distributed to customers from the federal government and customer PPP loan proceeds being deposited with the Company.  Non-interest bearing deposits grew $52.4 million for the year while interest-bearing deposits grew $191.2 million for the year.

Stockholders’ equity increased $45.4 million from $982.3 million at December 31, 2020, to $1.0 billion at June 30, 2021. The increase in stockholders’ equity was primarily the result of net income earned for the year to date offset by dividends paid on the Company’s common stock and a decline in accumulated other comprehensive income.  The Company also repurchased 165,566 shares of its common stock during the first half of the year which totaled $4.9 million.

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

	Three Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$5,495,782	$55,786	4.06%	$5,389,805	$58,819	4.39%
Securities	1,193,363	5,250	1.76	523,360	3,156	2.48
Interest bearing deposits	106,025	42	0.16	260,586	79	0.12
FHLB stock	11,105	56	2.02	73,286	651	3.57
Total interest-earning assets	6,806,275	61,134	3.59	6,247,037	62,705	4.04
Non-interest-earning assets	743,256			758,746
Total assets	$7,549,531			$7,005,783

Interest-bearing liabilities:
Deposits	$4,640,196	$3,559	0.31%	$4,144,699	$7,435	0.72%
FHLB advances and other	30,165	12	0.16	420,784	516	0.49
Subordinated debentures	84,893	674	3.18	36,083	179	2.00
Securities sold under repurchase agreements	—	—	—	15,274	15	0.39
Total interest-bearing liabilities	4,755,254	4,245	0.36	4,616,840	8,145	0.71
Non-interest bearing deposits	1,699,477	—	—	1,346,287	—	—
Total including non-interest bearing demand deposits	6,454,731	4,245	0.26	5,963,127	8,145	0.55
Other non-interest-bearing liabilities	88,043			109,863
Total liabilities	6,542,774			6,072,990
Stockholders’ equity	1,006,757			932,793
Total liabilities and stockholders’ equity	$7,549,531			$7,005,783
Net interest income; interest rate spread		$56,889	3.23%		$54,560	3.33%
Net interest margin (3)			3.34%			3.51%
Average interest-earning assets to average interest-bearing liabilities			143%			135%

(1)

Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Six Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$5,562,379	$113,366	4.08%	$4,862,410	$110,304	4.55%
Securities (3)	1,009,695	9,153	1.81	482,839	6,100	2.57
Interest bearing deposits	125,732	108	0.17	164,662	309	0.38
FHLB stock	11,542	115	1.99	49,631	766	3.10
Total interest-earning assets	6,709,348	122,742	3.66	5,559,542	117,479	4.24
Non-interest-earning assets	735,443			626,126
Total assets	$7,444,791			$6,185,668

Interest-bearing liabilities:
Deposits	$4,593,493	$7,723	0.34%	$3,750,226	$15,206	0.81%
FHLB advances	15,166	12	0.16	315,337	1,523	0.97
Subordinated debentures	84,881	1,369	3.23	36,083	452	2.51
Securities sold under repurchase agreements	—	—	—	8,816	24	0.55
Total interest-bearing liabilities	4,693,540	9,104	0.39	4,110,462	17,205	0.84
Non-interest bearing deposits	1,671,901	—	—	1,122,041	—	—
Total including non-interest bearing demand deposits	6,365,441	9,104	0.29	5,232,503	17,205	0.66
Other non-interest-bearing liabilities	89,550			94,271
Total liabilities	6,454,991			5,326,774
Stockholders' equity	989,800			858,894
Total liabilities and stock-holders' equity	$7,444,791			$6,185,668
Net interest income; interest rate spread		$113,638	3.27%		$100,274	3.40%
Net interest margin (4)			3.39%			3.63%
Average interest-earning assets to average interest-bearing liabilities			143%			135%
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

Results of Operations

Three months ended June 30, 2021 and 2020

For the three months ended June 30, 2021, the Company reported net income of $31.4 million compared to income of $29.1 million for the quarter ended June 30, 2020. On a per share basis, basic and diluted earnings per common share were $0.84 for the three months ended June 30, 2021 and basic and diluted income per common share were $0.78 for the three months ended June 30, 2020.  The second quarter of 2020 was impacted by the Merger including $2.1 million acquisition-related costs.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $56.6 million for the quarter ended June 30, 2021, up from $54.3 million for the same period in 2020. Average earning assets for the quarter ended June 30, 2021 were $6.8 billion compared to $6.2 billion for the quarter ended June 30, 2020.  The tax-equivalent net interest margin was 3.34% for the quarter ended June 30, 2021, a decrease from 3.51% for the same period in 2020. The decrease in margin between the 2021 and 2020 quarters was primarily due to a decrease in the yield on earning assets brought about by a decline in interest rates in the latter half of 2020 and through the first quarter of 2021.  The yield on interest-earning assets was 3.59% for the quarter ended June 30, 2021, down 45 basis points from 4.04% for the same period in 2020.  The cost of interest-bearing liabilities between the two periods declined 35 basis points to 0.36% in the second quarter of 2021 from 0.71% in the second quarter of 2020.

Interest income decreased $1.5 million to $60.9 million for the quarter ended June 30, 2021, from $62.4 million for the quarter ended June 30, 2020.  This decrease is due to a decline in interest rates on earning assets.  Income from loans decreased to $55.7 million for the quarter ended June 30, 2021, compared to $58.8 million for the same period in 2020 due to a decrease in yield from 4.39% for the three months ended June 30, 2020 compared to 4.06% for the same period in 2021, due mainly to declining rates.  Average loan balances increased to $5.5 billion for the three months ended June 30, 2021 from $5.4 billion for the second quarter of 2020.  Interest income from investments increased $2.1 million in the second quarter of 2021 to $5.0 million compared to $2.9 million in the same period in 2020 primarily due to an increase in average security balances of $670.0 million. The yield decreased 72 basis points to 1.76% for the three months ended June 30, 2021, compared to 2.48% for the same period in 2020.  Income from interest bearing deposits decreased to $42,000 in the second quarter of 2021 compared to $79,000 for the same period in 2020.  Average balances on interest earning deposits decreased $154.6 million to $106.0 million in the second quarter of 2021 from $260.6 million for the same period in 2020.  The yield earned on interest bearing deposits declined 4 basis points in the second quarter of 2021 compared to 2020. Income from FHLB stock decreased to $56,000 in the second quarter of 2021 from $651,000 for the same period in 2020.

Interest expense decreased $3.9 million to $4.2 million in the second quarter of 2021 compared to $8.1 million for the same period in 2020.  This decrease was due to a decline in the yield on interest-bearing liabilities of 35 basis points.  Interest expense related to interest-bearing deposits was $3.6 million in the second quarter of 2021 compared to $8.1 million for the same period in 2020. Interest expense recognized by the Company related to FHLB advances was $12,000 in the second quarter of 2021 compared to $516,000 for the same period in 2020. Expenses on subordinated debentures and notes payable were $674,000 in the second quarter of 2021 compared to $179,000 for the same period in 2020.  This increase was due to the issuance of $50.0 million of subordinated debt costing 4.0% during the third quarter of 2020.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits.  In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors.  If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows.  If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established.  The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $4,291,000 at June 30, 2021, and $5,604,000 at March 31, 2021.

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

The quantitative general allowance decreased to $15.1 million at June 30, 2021, down from $17.8 million at March 31, 2021.  As a part of the CECL model in certain calculations, especially discounted cash flows, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans.  A decline in current and forecasted unemployment rates resulted in a reduction in projected loan losses.

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

The qualitative analysis indicated a general reserve of $52.1 million at June 30, 2021, compared to $51.4 million at March 31, 2021.  This increase was primarily a result of an increase in loan balances that general reserves are applied to.  Overall these factors decreased slightly in the second quarter as a result of favorable trends in the economic and risk factors listed above.  These were slightly offset by an increase in environmental factors.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.72% for construction loans to 1.77% for home equity loans at June 30, 2021.

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

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the decrease in net charge-offs in the quarter, the Company’s provision for credit losses for the three and six months ended June 30, 2021 was a recovery of $3.6 million and $11.1 million.  This is compared to an expense of $1.9 million and $45.7 million for the three and six months ended June 30, 2020, which included $25.9 million attributable to the Merger.  The ACL was $71.4 million at June 30, 2021, and $74.8 million at March 31, 2021. The ACL represented 1.33% of loans, net of undisbursed loan funds and deferred fees and costs, or 1.41% excluding PPP loans at June 30, 2021, compared to 1.37% at March 31, 2021, or 1.49% excluding PPP loans.  In management’s opinion, the overall ACL of $71.4 million as of June 30, 2021, is adequate to cover current estimated credit losses.

Management also assesses the value of other real estate owned (“OREO”) as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the six month period ended June 30, 2021, there were no write-downs of real estate held for sale. Management believes that the values recorded at June 30, 2021, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $101.3 million at June 30, 2021, compared to $114.6 million at March 31, 2021, a decrease of $13.3 million primarily due to one large commercial relationship. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at June 30, 2021, were appropriate.  Of the $41.3 million in non-accrual loans at June 30, 2021, $21.0 million or 51.0% are less than 90 days past due.  Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale.  Non-performing assets at June 30, 2021, and December 31, 2020, by category were as follows:

	June 30,	December 31,
	2021	2020
	(In Thousands)
Non-performing loans:
Residential real estate	$8,337	$10,178
Commercial real estate	11,706	11,980
Construction	—	806
Commercial	2,253	1,365
Home equity and improvement	2,114	1,537
Consumer finance	1,633	1,624
PCD	15,253	24,192
Total non-performing loans	41,296	51,682

Real estate owned	45	343
Total repossessed assets	45	343

Total Nonperforming assets	$41,341	$52,025
TDR loans, accruing	$5,939	$7,173

Total nonperforming assets as a percentage of total assets	0.54%	0.72%
Total nonperforming assets as a percentage of total loans plus REO*	0.77%	0.96%
ACL as a percent of total nonperforming assets	172.63%	157.77%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans acquired in the Merger account for 36.3% of non-performing loans.  Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 0.21% of the total loans in that category at June 30, 2021, compared to 0.14% for the same category at March 31, 2021. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.48% of the total loans in this category at June 30, 2021, compared to 0.49% at March 31, 2021.  Non-performing loans in the residential loan category represented 0.73% of the total loans in that category at June 30, 2021, compared to 0.79% for the same category at March 31, 2021.

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

The following tables detail net charge-offs and non-accrual loans by loan type.

	For the Six Months Ended June 30, 2021		As of June 30, 2021
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(48)	11.09%	$8,337	20.19%
Commercial real estate	(184)	42.49%	11,706	28.35%
Construction	—	—	-	—
Commercial	(137)	31.64%	2,253	5.46%
Home equity and improvement	(191)	44.11%	2,114	5.12%
Consumer finance	73	(16.86)%	1,633	3.95%
PCD	54	(12.47)%	15,253	36.93%
Total	$(433)	100.00%	$41,296	100.00%

	For the Six Months Ended June 30, 2020		As of June 30, 2020
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(111)	6.92%	$4,961	12.27%
Commercial real estate	(416)	25.92%	4,468	11.05%
Construction	1	(0.06)%	-	—
Commercial	(1,240)	77.26%	524	1.30%
Home equity and improvement	69	(4.30)%	943	2.33%
Consumer finance	(116)	7.23%	366	0.90%
PCD	208	(12.96)%	29,169	72.15%
Total	$(1,605)	100.00%	$40,431	100.00%

	For the Quarter Ended
	2nd 2021	1st 2021	4th 2020	3rd 2020	2nd 2020
	(In Thousands)
Allowance at beginning of period	$74,754	$82,079	$88,917	$88,555	$85,859
Impact of ASC 326 adoption	—	—	—	—	—
Acquisition related allowance for credit losses (PCD)	—	—	—	—	—
Provision (benefit) for credit losses	(3,631)	(7,514)	(6,158)	3,658	1,868
Charge-offs:
Residential	—	—	45	—	73
Commercial real estate	—	—	—	—	49
Construction	—	—	—	—	1
Commercial	—	70	554	—	37
Home equity and improvement	—	3	43	12	79
Consumer finance	106	32	83	32	56
PCD	605	4	679	4,175	—
Total charge-offs	711	109	1,404	4,219	295
Recoveries	955	298	724	923	1,123
Net charge-offs (recoveries)	(244)	(189)	680	3,296	(828)
Ending allowance	$71,367	$74,754	$82,079	$88,917	$88,555

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$15,268	19.60%	$17,508	19.91%	$17,534	20.54%	$18,168	20.68%	$23,783	21.58%
Commercial real estate	34,461	41.43%	35,272	40.93%	43,417	40.75%	48,575	40.31%	44,057	39.87%
Construction	2,739	14.31%	2,776	12.77%	2,741	11.42%	2,489	10.04%	1,137	8.97%
Commercial	12,211	18.11%	12,191	19.99%	11,665	20.56%	13,244	21.88%	11,839	21.90%
Home equity and improvement	4,988	4.51%	5,181	4.40%	4,739	4.67%	4,393	4.86%	3,523	5.11%
Consumer finance	1,700	2.04%	1,826	2.00%	1,983	2.06%	2,048	2.23%	4,216	2.57%
	$71,367	100.00%	$74,754	100.00%	$82,079	100.00%	$88,917	100.00%	$88,555	100.00%

Key Asset Quality Ratio Trends

	2nd Qtr 2021	1st Qtr 2021	4th Qtr 2020	3rd Qtr 2020	2nd Qtr 2020
Allowance for credit losses / loans*	1.33%	1.37%	1.49%	1.63%	1.62%
Allowance for credit losses / loans excluding PPP loans	1.41%	1.49%	1.61%	1.77%	1.76%
Allowance for credit losses / non-performing assets	172.63%	151.47%	157.77%	181.90%	221.70%
Allowance for credit losses / non-performing loans	172.82%	151.64%	158.82%	183.90%	224.36%
Non-performing assets / loans plus OREO*	0.77%	0.90%	0.96%	0.89%	0.73%
Non-performing assets / total assets	0.54%	0.66%	0.72%	0.70%	0.57%
Net charge-offs / average loans (annualized)	(0.02)%	(0.01)%	0.05%	0.24%	(0.06)%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income decreased $5.5 million in the second quarter of 2021 to $17.5 million from $23.0 million for the same period in 2020.

Service Fees. Service fees and other charges increased by $668,000 from $5.6 million for the three months ended June 30, 2020, to $6.3 million for the same period in 2021. This increase is due primarily to higher ATM and interchange related fees in the second quarter of 2021 compared to the same quarter in 2020.

Mortgage Banking Activity. Mortgage banking income decreased to $2.2 million in the second quarter of 2021 from $9.9 million in the second quarter of 2020. Mortgage banking gains decreased to $2.7 million in the second quarter of 2021 from $11.5 million in the second quarter of 2020.  This decrease was primarily due to lower saleable volume and hedge costs returning to normal after historically low levels in 2020. Mortgage loan servicing revenue was $1.9 million in the second quarter of both 2021 and 2020.  Amortization of mortgage servicing rights decreased to $2.0 million in the second quarter of 2021 from $2.2 million in the second quarter of 2020.  The Company had a negative change in the valuation adjustment in mortgage servicing assets of $448,000 in the second quarter of 2021 compared with a negative adjustment of $1.4 million in the second quarter of 2020.  These fluctuations have been caused by changes in the level of interest rates and prepayment speeds.

Gain on Sale of Available-for-Sale Securities.  The Company sold available-for-sale securities during the second quarter of 2021 resulting in a gain of $1.5 million compared to minimal activity for the same period in 2020.  The Company sold the securities to exit from fast paying mortgage-backed securities and take advantage of favorable pricing.

Gain on Equity Securities.  The Company purchased a portfolio of bank stocks during the year which recognized an $808,000 decline in value in the second quarter of 2021.  The Company owned a smaller equity securities portfolio in the second quarter of 2020.

Insurance Commissions.  Insurance commissions increased slightly from $4.0 million in the second quarter of 2020 to $4.1 million in the second quarter of 2021.

Wealth Management Income.  Income from wealth management was $1.6 million for the second quarter of 2021 compared to $1.8 million in the second quarter of 2020.

Bank-Owned Life Insurance.  Income from bank owned life insurance (“BOLI”) increased from $838,000 in the second quarter of 2020 to $859,000 for the same period in 2021.

Other Non-Interest Income.  Other non-interest income increased to $2.0 million in the second quarter of 2021 from $890,000 in the same period in 2020.  This was primarily due to a settlement received in the second quarter of 2021.

Non-Interest Expense.

Non-interest expense increased $391,000 to $38.4 million for the second quarter of 2021 compared to $38.0 million for the same period in 2020.  The increase is mainly attributable to increases in compensation and benefits and other expenses offset by a reduction in acquisition related charges

Compensation and Benefits. Compensation and benefits increased to $21.0 million in the second quarter of 2021, compared to $19.6 million in the second quarter of 2020. Loan origination volume decreased in 2021compared to higher volume that included PPP loans, in 2020.  This decrease in volume resulted in lower contra salary expense in 2021.

Occupancy.  Occupancy expense decreased to $3.8 million in the second quarter of 2021 compared to $4.1 million in the second quarter of 2020.  This decrease was due to the closure of three branches in 2021.

FDIC Insurance Premium.  The premiums on FDIC insurance increased to $522,000 for the three months ended June 30, 2021 compared to $411,000 for the second quarter of 2020.  The increase was due to a larger Balance sheet in 2021 compared to 2020 which is the basis for the insurance premium calculation.

Financial Institutions Tax.   The Company’s financial institutions tax increased to $1.2 million in the second quarter of 2021 from $1.1 for the second quarter of 2020.  The increase was due to increased equity in 2021 compared to 2020 which is the basis for the tax calculation.

Data Processing.   Data processing costs were $3.3 million in the second quarter of 2021, a decrease of $471,000 from $3.8 million in the second quarter of 2020. The decrease is primarily due to the consolidation of core systems in the second half of 2020.

Amortization of Intangibles.   Expense from the amortization of intangibles decreased to $1.6 million in the second quarter of 2021 from $1.8 million in the second quarter of 2020.   The decrease is primarily related to the runoff of core deposit intangibles over the past year.

Other Non-Interest Expenses. Other non-interest expenses increased $1.8 million to $6.9 million for the three months ended June 30, 2021 from $5.0 million for the same period in 2020.  This increase was primarily a result of volume based activity and increased accruals in 2021 compared to 2020.

Six Months Ended June 30, 2021 and 2020

On a consolidated basis, the Company’s net income for the six months ended June 30, 2021 was $72.4 million compared to income of $6.6 million for the same period in 2020. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2021 were both $1.94, compared to basic and diluted earnings per common share of $0.19 for the same period in 2020.

Net Interest Income.

Net interest income was $113.1 million for the first six months of 2021 compared with $99.8 million in the first six months of 2020. Average interest-earning assets increased to $6.7 billion in the first six months of 2021 compared to $5.6 billion in the first six months of 2019.  This increase was primarily due to the Merger as well as organic loan growth.

For the six month period ended June 30, 2021, total interest income was $122.2 million compared to $117.0 million for the same period in 2020. Interest expense decreased by $8.1 million to $9.1 million for the six months ended June 30, 2021, compared to $17.2 million for the same period in 2020.

Net interest margin for the first six months of 2021 was 3.39%, down 24 basis points from the 3.63% margin reported in the six month period ended June 30, 2020.  The decline in net interest margin was primarily due to the fall in interest rates year over year along with the Merger.

Provision for Loan Losses.

The provision for credit losses on loans and unfunded commitments was a recovery of $10.9 million for the six months ended June 30, 2021, compared to an expense of $48.2 million for the six months ended June 30, 2020. The increase in 2020 was primarily due to the Merger, which added $25.9 million to provision and an additional provision for the anticipated effects of COVID-19.  Charge-offs for the first half of 2021 were $820,000 and recoveries of previously charged off loans totaled $1.3 million for net recoveries of $433,000. By comparison, $729,000 of charge-offs were recorded in the same period of 2020 and $2.3 million of recoveries were realized for net recoveries of $1.6 million.

Non-Interest Income

Total non-interest income increased $6.8 million to $43.8 million for the six months ended June 30, 2021, from $37.0 million recognized for the same period in 2020.  A full year of income from the Merger in 2021 compared to five months in 2020 was the primary reason for the increase.

Service Fees. Service fees and other charges were $11.8 million for the first six months of 2021, an increase of $954,000 for the same period in 2020.   A full year of income from the Merger in 2021 compared to five months in 2020 was the primary reason for the increase.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $2.0 million to $12.7 million for the six months ended June 30, 2021, from $10.7 million for the same period in 2020. Mortgage banking gains decreased $8.1 million to $8.3 million for the first six months of 2021 from $16.4 million for the same period in 2020.  Mortgage loan servicing revenue increased to $3.8 million in the first half of 2021 from $3.5 million for the first six months of 2020. The amortization of mortgage servicing rights increased from an expense of $3.3 million for the first six months of 2020 to an expense of $4.3 million

for the first six months of 2021.   This increase was primarily due to the Merger and the fall in interest rates which has caused prepayment speeds to spike.  The Company recorded a positive valuation adjustment of $4.9 million in the first six months of 2021 compared to a negative adjustment of $5.9 million in the first six months of 2020.  This increase was mainly due to an increase in interest rates and the subsequent decrease in prepayment speeds.

Insurance Commission Income. Income from the sale of insurance and investment products was $8.9 million in the first six months of 2021, a decrease of $220,000 from $9.2 million in the first six months of 2020.

Wealth Management Income. Income in this category was $3.3 million in the first six months of 2021, compared to $2.9 million in the first six months of 2020.  The increase was primarily attributable to a full year of income from the Merger in 2021 versus five months in 2020.

Income from Bank Owned Life Insurance. Income from BOLI increased to $2.0 million in the first six months of 2021, compared to $1.6 million in the first six months of 2020.  The increase was primarily due to the receipt of $334,000 in death benefits in the first half of 2021 compared to no such benefits received in 2020.

Other Non-Interest Income. Other non-interest income for the first six months of 2021 was $2.3 million, up from $1.6 million in the first six months of 2020 primarily due to a full year of income from the Merger.

Non-Interest Expense

Non-interest expense was $77.2 million for the first six months of 2021, down from $80.3 million for the same period in 2020.  Merger expenses of $13.6 million in 2020 are the primary factors in this decline.

Compensation and Benefits. Compensation and benefits increased to $43.0 million for the six months ended June 30, 2021, compared to $37.2 million for the same period in 2020. The increase is mainly related to a full year of expense from the Merger along with merit increases, which were offset by a higher level of deferred salary expense related to the increased level of mortgage originations.

Occupancy. Occupancy expense increased by $90,000 to $7.9 million for the six months ended June 30, 2021, compared to the same period in 2020. This can be primarily attributed a full year of expense from the Merger in 2021 compared to five months in 2020.

Data Processing. Data processing cost was $6.7 million in the first half of 2021, down slightly from $6.8 million in the first half of 2020.

Amortization of Intangibles. Intangible amortization increased by $143,000 to $3.2 million in the six months ended June 30, 2021.  This increase was due to a full year of expense from the Merger in 2021 compared to five months in 2020.

Acquisition Related Charges. The Company recorded $13.6 million in acquisition related charges during the first six months of 2020.  There were no similar charges in 2021.

Other Non-Interest Expenses. Other non-interest expenses increased $3.5 million to $12.5 million for the first six months of 2021 from $8.9 million for the same period in 2020. This increase is primarily related to volume based fees as a result of increased activity.

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

At June 30, 2021, the Bank had $2.0 billion of on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity.

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

In the first quarter of 2020, the federal banking agencies approved the final rules implementing CECL.  Under the final rules the Company had the ability to phase in the effects of the adoption of CECL, which it chose not to do.  The full effect of the adoption of CECL was absorbed in the Company’s March 31, 2020 capital calculations. The Company met each of the well-capitalized ratio guidelines at June 30, 2021. The following table indicates the capital ratios for the Company (consolidated) and the Bank at June 30, 2021, and December 31, 2020. (in thousands):

	June 30, 2021
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$676,745	10.93%	$278,590	4.5%	N/A	N/A
Premier Bank	$703,689	11.41%	$277,458	4.5%	$400,773	6.5%
Tier 1 Capital
Consolidated	$711,745	9.89%	$287,983	4.0%	N/A	N/A
Premier Bank	$703,689	9.81%	$286,976	4.0%	$358,721	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$711,745	11.50%	$371,453	6.0%	N/A	N/A
Premier Bank	$703,689	11.41%	$369,945	6.0%	$493,260	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$836,075	13.50%	$495,271	8.0%	N/A	N/A
Premier Bank	$778,019	12.62%	$493,260	8.0%	$616,574	10.0%
(1)	Excludes capital conservation buffer of 2.50%

	December 31, 2020
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$624,069	10.40%	$270,017	4.5%	N/A	N/A
Premier Bank	$629,653	10.52%	$269,396	4.5%	$389,128	6.5%

Tier 1 Capital
Consolidated	$659,069	9.76%	$270,072	4.0%	N/A	N/A
Premier Bank	$629,653	9.36%	$269,189	4.0%	$336,487	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$659,069	10.98%	$360,022	6.0%	N/A	N/A
Premier Bank	$629,653	10.52%	$359,195	6.0%	$478,926	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$784,148	13.07%	$480,030	8.0%	N/A	N/A
Premier Bank	$704,586	11.77%	$478,926	8.0%	$598,658	10.0%
(1)	Excludes capital conservation buffer of 2.50%.

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

The table below presents, for the twelve months subsequent to June 30, 2021 and December 31, 2020, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  Based on our net interest income simulation as of June 30, 2021, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2021, decreased in the rising rate environment and increased in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2020.

	Impact on Future Annual Net Interest Income
(dollars in thousands)	June 30, 2021		December 31, 2020
Immediate Change in Interest Rates
+200	$1,876	0.86%	$15,215	7.24%
+100	1,118	0.51%	7,908	3.76%
-100	(7,796)	-3.58%	(5,036)	-2.40%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted.  Conversely, if the yield curve should steepen, net interest income may increase.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -100 basis points to +400 basis points.  The results of this analysis are reflected in the following tables for the quarter ended June 30, 2021, and the year ended December 31, 2020.

	June 30, 2021
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$1,438,530	$2,751	0.19%
+ 300 bp	1,457,643	21,864	1.52%
+ 200 bp	1,466,325	30,546	2.13%
+ 100 bp	1,466,503	30,724	2.14%
0 bp	1,435,779	—	—
- 100 bp	1,379,604	(56,175)	(3.91)%

	December 31, 2020
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$1,474,119	$228,654	18.36%
+ 300 bp	1,441,004	195,539	15.70%
+ 200 bp	1,394,640	149,175	11.98%
+ 100 bp	1,335,538	90,073	7.23%
0 bp	1,245,465	—	—
- 100 bp	1,103,896	(141,569)	(11.37)%

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, including this report, is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the SEC, including those disclosure controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed or operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither Premier nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended June 30, 2021.

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, March 31, 2021				1,960,800
April 1 - April 30, 2021	15,257	$33.26	—	1,960,800
May 1 - May 31, 2021	50,178	30.00	50,178	1,910,622
June 1 - June 30, 2021	76,188	29.76	76,188	1,834,434
Total	141,623	30.22	126,366	1,834,434

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

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at June 30, 2021 and December 31, 2020; (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Six Months ended June 30, 2021 and 2020; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months ended June 30, 2021 and 2020; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months ended June 30, 2021 and 2020; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three and Six Months ended June 30, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: August 6, 2021	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer

Date: August 6, 2021	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer