Form 10-K/A
period 2020-12-31
PREMIER FINANCIAL CORP
filed 2021-09-28
CIK 946647

UNITED STATES

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K"), as filed with the Securities and Exchange Commission on March 12, 2021, and is being filed solely to correct administrative errors in 1) The Report of Independent Registered Public Accounting Firm under Item 8 of the Form 10-K to include the disclosure of auditor tenure and correctly identify the city and state from which the report was issued, and 2) the consent of CROWE LLP attached as Exhibit 23.1 to the Form 10-K to correctly identify the city and state from which the consent was issued.  These changes to the originally filed version of CROWE LLP's report and  consent do not affect CROWE’s opinion on the Company's consolidated financial statements included in the original Form 10-K and this Amendment.

Only Item 8, as amended in its entirety, and a corrected Exhibit 23.1 are included in this Amendment.  Except as described above and with respect to the exhibits referenced below, this Amendment does not otherwise amend, update or change any other information or disclosure contained in the original Form 10-K.  This Amendment speaks only as of the date of the original Form 10-K and does not reflect any events that may have occurred subsequent to the date of the original Form 10-K.  Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

This Amendment includes currently-dated certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto, as well as a Power of Attorney as exhibit 24.1 in addition to the corrected Exhibit 23.1 as referenced above.  Accordingly, Part IV, Item 15 of the Form 10-K is amended to reflect the filing of these exhibits.

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

/s/ Gary M. Small	/s/ Paul Nungester
Gary M. Small	Paul Nungester
Chief Executive Officer	Executive Vice President and
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

We have served as the Company's auditor since 2005.

/s/ Crowe LLP
Crowe LLP
Grand Rapids, Michigan
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

(3)	The exhibits required by this item are as follows:

24.1*Power of Attorney

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER FINANCIAL CORP.

September 28, 2021	By:	/s/ Paul Nungester
Paul Nungester, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2021.

Signature	Title

/s/ Gary M. Small	Chief Executive Officer, President and Director
Gary M. Small

/s/ Paul Nungester	Executive Vice President and Chief
Paul Nungester	Financial Officer (principal accounting officer)

/s/ Donald P. Hileman*	Executive Chairman and Director
Donald P. Hileman

/s/ Richard J. Schiraldi*	Vice Chairman and Director
Richard J. Schiraldi

/s/ Marty E. Adams*	Director
Marty E. Adams

/s/ Zahid Afzal*	Director
Zahid Afzal

/s/ Louis M. Altman*	Director
Louis M. Altman

/s/ Terri A. Bettinger*	Director
Terri A. Bettinger

/s/ John L. Bookmyer*	Director
John L. Bookmyer

/s/ Lee Burdman*	Director
Lee Burdman
/s/ Jean A. Hubbard*	Director
Jean A. Hubbard

/s/ Charles D. Niehaus*	Director
Charles D. Niehaus

/s/ Mark A. Robison*	Director
Mark A. Robison

/s/ Samuel S. Strausbaugh*	Director
Samuel S. Strausbaugh

*By:/s/ Paul Nungester
Paul Nungester, Attorney in Fact

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

4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 in Registrant’s Form 10-K filed March 12, 2021 (File No. 000-26850))

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

10.6+

Premier Financial Corp. 2018 Equity Incentive Plan (formerly the First Defiance Financial Corp. 2018 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.6 in Registrant’s Form 10-K filed March 12, 2021 (File No. 000-26850))

10.7+

United Community Financial Corp. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 in the Registrant’s Form S-8 filed February 3, 2020 (File No. 000-26850))

10.8+	Jude J. Nohra Consulting Agreement and General Release (incorporated herein by reference to Exhibit 10.8 in Registrant’s Form 10-K filed March 12, 2021 (File No. 000-26850))

10.9+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

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

10.13+

First Amendment to the Employment Agreement with Donald P. Hileman, dated March 4, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 6, 2019 (File No. 000-26850))

10.14+

Premier Financial Corp. 2015 Long Term Incentive Plan (formerly the United Community Financial Corp. 2015 long term Incentive Plan) (incorporated herein by reference to Exhibit 10.14 in Registrant’s Form 10-K filed March 12, 2021 (File No. 000-26850))

10.15+

Form of Performance-Based Restricted Stock Unit Award Agreement (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.26 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.16+

Amendment to Form of Performance-Based Restricted Stock Unit Award Agreements (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.17+

Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.18+

Amendment to Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in the Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.19+

Form of Performance-Based Restricted Stock Unit Award Agreement (LTIP) under the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.20+

Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.29 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.21+	2020 Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 16, 2020 (File No. 000-26850))

10.22+	Employment Agreement with Vince Liuzzi, dated March 4, 2019 (incorporated herein by reference to Exhibit 10.22 in Registrant’s Form 10-K filed March 12, 2021 (File No. 000-26850))

10.23+	Employment Agreement with Paul D. Nungester, dated May 1, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed May 7, 2019 (File No. 000-26850))

10.24+	Employment Agreement with Donald P. Hileman, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.25+	Employment Agreement with Gary M. Small, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.2 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

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

10.30+	2021 Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.30 in Registrant’s Form 10-K filed March 12, 2021 (File No. 000-26850))

10.31+

2021 Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.31 in Registrant’s Form 10-K filed March 12, 2021 (File No. 000-26850))

10.32+	2021 Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.32 in Registrant’s Form 10-K filed March 12, 2021 (File No. 000-26850))

21	List of Subsidiaries of the Company (incorporated herein by reference to Exhibit 10.32 in Registrant’s Form 10-K filed March 12, 2021 (File No. 000-26850))

23.1*	Consent of Crowe LLP

24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following financial information from the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2020 is formatted in Inline XBRL: (i) Audited Consolidated Condensed Statements of Financial Condition at December 31, 2020 and December 31, 2019; (ii) Audited Consolidated Condensed Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Audited Consolidated Condensed Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Audited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Audited Consolidated Condensed Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Audited Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan.