Form 10-Q
period 2021-09-30
PREMIER FINANCIAL CORP
filed 2021-11-04
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 36,978,266 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$63,480	$79,593
Interest-bearing deposits	51,614	79,673
	115,094	159,266
Securities available-for-sale, carried at fair value	1,250,087	736,654
Equity securities	12,965	1,090
Loans held for sale, carried at fair value	178,490	221,616
Loans receivable, net of allowance for credit losses of $73,217 at September 30, 2021 and $82,079 at December 31, 2020, respectively	5,196,349	5,409,161
Mortgage servicing rights	19,105	13,153
Accrued interest receivable	22,994	25,434
Federal Home Loan Bank stock	11,585	16,026
Bank owned life insurance	166,866	144,784
Premises and equipment	56,073	58,665
Real estate and other assets held for sale	261	343
Goodwill	317,948	317,948
Core deposit and other intangibles	25,612	30,337
Other assets	94,889	77,257
Total assets	$7,468,318	$7,211,734

(continued)

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Liabilities and stockholders’ equity
Liabilities:
Deposits	$6,248,658	$6,047,841
Advances from the Federal Home Loan Bank	—	—
Notes payable and other interest-bearing liabilities	18,812	—
Subordinated debentures	84,944	84,860
Advance payments by borrowers	19,495	21,748
Reserve for credit losses - unfunded commitments	5,838	5,350
Other liabilities	58,702	69,659
Total liabilities	6,436,449	6,229,458

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 36,978,151 and 37,291,480 shares outstanding at September 30, 2021 and December 31, 2020, respectively	306	306
Additional paid-in capital	690,783	689,390
Accumulated other comprehensive income, net of tax of $438 and $3,988, respectively	1,609	15,004
Retained earnings	428,518	356,414
Treasury stock, at cost, 6,301,869 shares at September 30, 2021 and 6,005,780 shares at December 31, 2020	(89,347)	(78,838)
Total stockholders’ equity	1,031,869	982,276
Total liabilities and stockholders’ equity	$7,468,318	$7,211,734

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Loans	$55,443	$57,134	$168,781	$167,390
Investment securities:
Taxable	4,334	2,199	11,054	6,540
Non-taxable	991	649	2,945	1,949
Interest-bearing deposits	33	82	142	391
FHLB stock dividends	60	95	175	861
Total interest income	60,861	60,159	183,097	177,131
Interest Expense
Deposits	3,144	6,555	10,867	21,761
FHLB advances and other	11	168	23	1,690
Subordinated debentures	671	158	2,040	610
Notes payable	—	7	—	32
Total interest expense	3,826	6,888	12,930	24,093
Net interest income	57,035	53,271	170,167	153,038
Credit (benefit) loss expense - loans and leases	1,594	3,658	(9,549)	49,312
Credit loss expense - unfunded commitments	226	(864)	488	1,702
Net interest income after credit loss expense	55,215	50,477	179,228	102,024
Non-interest Income
Service fees and other charges	6,067	4,805	17,817	15,601
Insurance commissions	3,461	3,715	12,401	12,875
Mortgage banking income	6,175	12,047	18,865	22,763
Gain on sale of non-mortgage loans	—	—	—	234
Gain on sale of securities available for sale	233	1,466	2,218	1,464
Gain on equity securities	20	14	822	14
Wealth management income	1,321	1,458	4,644	4,351
Income from Bank Owned Life Insurance	947	841	2,975	2,460
Other non-interest income	90	654	2,391	2,251
Total non-interest income	18,314	25,000	62,133	62,013
Non-interest Expense
Compensation and benefits	23,355	20,172	66,399	57,331
Occupancy	3,693	3,989	11,642	11,848
FDIC insurance premium	695	1,469	2,115	2,372
Financial institutions tax	1,187	1,116	3,553	3,066
Data processing	3,387	4,289	10,103	11,135
Acquisition related charges	—	3,711	—	17,295
Amortization of intangibles	1,528	1,726	4,725	4,781
Other non-interest expense	5,200	7,091	17,686	16,028
Total non-interest expense	39,045	43,563	116,223	123,856
Income before income taxes	34,484	31,914	125,138	40,181
Income tax expense	6,124	6,259	24,397	7,951
Net income	$28,360	$25,655	$100,741	$32,230
Earnings per common share
Basic	$0.76	$0.69	$2.70	$0.91
Diluted	$0.76	$0.69	$2.70	$0.91

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$28,360	$25,655	$100,741	$32,230

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(9,042)	720	(16,169)	13,338
Reclassification adjustment for securities gains (losses) included in net income	(233)	(1,466)	(2,218)	(1,464)
Income tax effect	1,947	158	3,861	(2,493)
Net of tax amount	(7,328)	(588)	(14,526)	9,381

Unrealized gain/(loss) on balance sheet swap	(1,692)	—	2,742	—
Reclassification adjustment for cash flow hedge derivatives gain included in net income	(860)		(1,310)
Income tax effect	536	—	(301)	—
Net of tax amount	(2,016)	—	1,131	—

Total other comprehensive income (loss)	(9,344)	(588)	(13,395)	9,381

Comprehensive income	$19,016	$25,067	$87,346	$41,611

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2021	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276
Net income						40,996		40,996
Other comprehensive loss					(15,506)			(15,506)
Deferred compensation plan		7,911		51			(51)	—
Stock based compensation expenses				551				551
Vesting of incentive plans		6,124		(82)			82	—
Shares issued under stock option plan		600					8	8
Restricted share issuance		13,708		(183)			183	—
Restricted share forfeitures		(5,779)		20			(138)	(118)
Shares repurchased		(39,200)					(1,078)	(1,078)
Common stock dividend payment ($0.24 per share)						(8,943)		(8,943)
Balance at March 31, 2021	$—	37,274,844	$306	$689,747	$(502)	$388,467	$(79,832)	$998,186
Net income						31,385		31,385
Other comprehensive income					11,455			11,455
Deferred compensation plan				(26)			26	—
Stock based compensation expenses				656				656
Vesting of incentive plans		21,834		(291)			291	—
Restricted share issuance		22,550		(301)			301	—
Restricted share forfeitures		(15,257)					(507)	(507)
Shares repurchased		(126,366)					(3,773)	(3,773)
Common stock dividend payment ($0.26 per share)						(9,699)		(9,699)
Balance at June 30, 2021	$—	37,177,605	$306	$689,785	$10,953	$410,153	$(83,494)	$1,027,703

Net income						28,360		28,360
Other comprehensive (loss)					(9,344)			(9,344)
Deferred compensation plan				(10)			10	—
Stock based compensation expenses				1,176				1,176
Vesting of incentive plans		2,002		(84)			84	—
Restricted share issuance		6,116		(84)			84	—
Restricted share forfeitures		(1,287)					(61)	(61)
Shares repurchased		(206,285)					(5,970)	(5,970)
Common stock dividend payment ($0.27 per share)						(9,995)		(9,995)
Balance at September 30, 2021	$—	36,978,151	$306	$690,783	$1,609	$428,518	$(89,347)	$1,031,869

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2020	$—	19,729,886	$127	$161,955	$4,595	$329,175	$(69,685)	$426,167
Net income (loss)						(22,482)		(22,482)
Other comprehensive income					7,473			7,473
Adoption of ASC 326						(2,566)		(2,566)
Deferred compensation plan		7,524		(94)			94	—
Stock based compensation expenses				1,230			6	1,236
Capital stock issuance related to acquisition		17,927,017	179	526,696				526,875
Vesting of incentive plans		39,548		(1,989)			493	(1,496)
Restricted share issuance		13,349		198		(374)	176	—
Restricted share forfeitures		(750)						—
Shares repurchased		(430,000)					(10,078)	(10,078)
Common stock dividend payment ($0.22 per share)						(8,286)		(8,286)
Balance at March 31, 2020	$—	37,286,574	$306	$687,996	$12,068	$295,467	$(78,994)	$916,843
Net income						29,057		29,057
Other comprehensive income					2,496			2,496
Deferred compensation plan				166			(166)	—
Stock based compensation expenses				356				356
Adjustment for capital stock issuance		(843)		(25)				(25)
Fair value of option exchange from merger				461				461
Prior period adjustments				(258)			258	—
Shares issued under stock option plan		11,408		(122)			122	—
Shares repurchased		(1,070)					(17)	(17)
Common stock dividend payment ($0.22 per share)						(8,203)		(8,203)
Balance at June 30, 2020	$—	37,296,069	$306	$688,574	$14,564	$316,321	$(78,797)	$940,968
Net income						25,655		25,655
Other comprehensive income (loss)					(588)			(588)
Deferred compensation plan				(23)			23	—
Stock based compensation expenses				1,185				1,185
Shares issued from direct stock sales		544					9	9
Common stock dividend payment ($0.22 per share)						(8,204)		(8,204)
Balance at September 30, 2020	$—	37,296,613	$306	$689,736	$13,976	$333,772	$(78,765)	$959,025

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$100,741	$32,230
Items not requiring (providing) cash:
Provision (benefit) for credit losses	(9,061)	51,014
Depreciation	4,837	4,658
Amortization of premium and discounts on loans, securities, deposits and debt obligations	48	(6,584)
Amortization of mortgage servicing rights, net of impairment charges/recoveries	464	12,829
Amortization of intangibles	4,725	4,781
Change in deferred taxes	1,708	(14,059)
Proceeds from the sale of loans held for sale	681,946	610,062
Originations of loans held for sale	(631,573)	(721,063)
Mortgage banking gain, net	(13,663)	(30,447)
Gain/loss on sale / write-down of real estate and other assets held for sale	10	(10)
Gain/loss on sale of available for sale securities	(2,218)	(1,464)
Gain on equity securities	(822)	(14)
Stock based compensation expense	2,383	2,777
Restricted stock forfeitures for taxes and option exercises	(678)	(1,496)
Income from bank owned life insurance	(2,975)	(2,460)
Changes in:
Accrued interest receivable and other assets	(11,908)	(20,246)
Other liabilities	(10,957)	11,710
Net cash provided by (used by) operating activities	113,007	(67,782)

Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	109,756	89,514
Proceeds from sale of available-for-sale securities	158,011	52,420
Proceeds from sale of premises and equipment, real estate and other assets held for sale	290	903
Proceeds from sale of non-mortgage loans	—	5,241
Purchases of available-for-sale securities	(803,082)	(165,511)
Purchases of equity securities	(11,053)	(1,000)
Net change in Federal Home Loan Bank stock	4,441	1,176
Net cash received (paid) from acquisition (Reference Footnote 17 Business Combinations)	—	52,448
Purchases of premises and equipment, net	(2,025)	(3,659)
Proceeds from bank owned life insurance	893	—
Purchase of bank owned life insurance	(20,000)	—
Net increase in loans receivable	226,637	(400,242)
Net cash used by investing activities	(336,132)	(368,710)
Financing Activities
Net increase in deposits and advance payments by borrowers	199,599	833,417
Net change in Federal Home Loan Bank advances	—	(436,063)
Net change in notes payable	18,812	—
Proceeds from subordinated debentures	—	48,735
Decrease in securities sold under repurchase agreements	—	(2,999)
Net cash paid for repurchase of common stock	(10,821)	(10,095)
Proceeds from direct stock sales	—	9
Cash dividends paid on common stock	(28,637)	(24,693)
Net cash provided by financing activities	178,953	408,311
Increase (decrease) in cash and cash equivalents	(44,172)	(28,181)
Cash and cash equivalents at beginning of period	159,266	131,254
Cash and cash equivalents at end of period	$115,094	$103,073
Supplemental cash flow information:
Interest paid	$13,086	$24,767
Income taxes paid	23,858	12,750
Initial recognition of right-of-use asset	500	10,106
Initial recognition of lease liability	500	10,254
Initial recognition of ASC 326	—	2,566
Transfers from loans to real estate and other assets held for sale	438	192

See accompanying notes.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

September 30, 2021 and 2020

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

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, the Bank, First Insurance Group of the Midwest, Inc. (“First Insurance”), PFC Risk Management Inc. (“PFC Risk Management”) and PFC Capital, LLC (“PFC Capital”). All significant intercompany transactions and balances are eliminated in consolidation.

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

Immediately following the Merger, the Bank acquired UCFC’s wholly-owned bank subsidiary, Home Savings Bank (“Home Savings”).  Immediately prior to the merger of the banks, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers. Premier acquired two additional subsidiaries in the Merger, PFC Capital and HSB Insurance, Inc.  HSB Insurance, Inc. was dissolved in September 2020.

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

PFC Capital, formerly known as HSB Capital, was formed as an Ohio limited liability company by UCFC in 2016 for the purpose of providing mezzanine funding for customers of Home Savings. Mezzanine loans are offered by PFC Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

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

The consolidated condensed statement of financial condition at December 31, 2020, was derived from the audited financial statements at that date, which were included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2020, the Form 10-K/A filed September 28, 2021 and any further amendments thereto (the “2020 Form 10-K”).

The accompanying consolidated condensed financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2021, are not necessarily indicative of the results that may be expected for the entire year.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$176,036	$—	$176,036
Mortgage-backed securities	—	216,870	—	216,870
Collateralized mortgage obligations	—	280,058	—	280,058
Asset-backed securities	—	224,860	—	224,860
Corporate bonds	—	69,919	—	69,919
Obligations of state and political subdivisions	—	282,344	—	282,344
Equity securities	12,965	—	—	12,965
Loans held for sale, at fair value	—	38,920	139,570	178,490
Purchased certificate of deposit option	—	1	—	1
Interest rate swaps	—	1,233	—	1,233
Cash flow hedge derivative	—	1,431	—	1,431
Mortgage banking derivative	—	6,279	—	6,279
Liabilities:
Written certificate of deposit option	—	1	—	1
Interest rate swaps	—	1,258	—	1,258

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$40,940	$—	$40,940
Mortgage-backed securities	—	277,182	—	277,182
Collateralized mortgage obligations	—	106,299	—	106,299
Asset-backed securities	—	30,546	—	30,546
Corporate bonds	—	44,169	—	44,169
Obligations of state and political subdivisions	—	237,518	—	237,518
Equity securities	1,090	—	—	1,090
Loans held for sale, at fair value	—	98,587	123,029	221,616
Purchased certificate of deposit option	—	56	—	56
Interest rate swaps	—	1,870	—	1,870
Mortgage banking derivative	—	3,833	—	3,833
Liabilities:
Written certificate of deposit option	—	56	—	56
Interest rate swaps	—	2,036	—	2,036

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2021 and 2020.

	Construction loans held for sale
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance of recurring Level 3 assets at beginning of period	$148,659	$75,739	$123,029	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(3)	4,012	(3,757)	11,213
Originations	32,055	40,767	96,983	83,032
Acquired in acquisition	—	—	—	37,711
Sales	(41,141)	(8,496)	(76,685)	(19,934)
Balance of recurring Level 3 assets at end of period	$139,570	$112,022	$139,570	$112,022

	Securities available-for-sale
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance of recurring Level 3 assets at beginning of period	$—	$—	$—	$3,411
Balance of assets classified as Level 3 assets during the period	—	—	$—	$(3,411)
Balance of recurring Level 3 assets at end of period	$—	$—	$—	$—

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$139,570	Comparable sales	Time discount using the 60 day forward contract	0.00% - 1.93%

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$123,029	Comparable sales	Time discount using the 60 day forward contract	0.00% - 0.24%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Residential	$-	$-	$178	178
Commercial real estate	—	—	9,067	9,067
Commercial	—	—	13,621	13,621
Total individually analyzed loans	—	—	22,866	22,866
Mortgage servicing rights	—	5,389	—	5,389

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$4,601	$4,601
Commercial	—	—	7,151	7,151
Total individually analyzed loans	—	—	11,752	11,752
Mortgage servicing rights	—	13,153	—	13,153

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$11,471	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	20-50%	20.60%
Individually analyzed Loans- Applies to loan classes without an appraisal valuation	$11,395	Equitable Recoupment claim estimate	Discounts for collection issues	50%	50.00%

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

The aggregate fair value of the residential mortgage loans held for sale at September 30, 2021 and December 31, 2020 was $38.9 million and $98.6 million, respectively, and they had a contractual balance of $37.9 million and $93.2 million, respectively, for these same periods.  The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale.  For the three and nine months ended September 30, 2021, $1.2 million and $4.4 million, respectively, was recorded in losses on the sale of loans held for sale for the change in fair value. For the three and nine months ended September 30, 2020, $0.9 million and $5.2 million, respectively, was recorded in gains on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at September 30, 2021 and December 31, 2020, was $139.6 million and $123.0 million, respectively, and they had a contractual balance of $130.3 million and $109.5 million, respectively, for these same periods.  The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale.  For the three and nine months ended September 30, 2021, $3,000 and $3.9 million, respectively, were recorded in losses on the sale of loans held for sale for the change in fair value. For the three and nine months ended September 30, 2020, $4.0 million and $11.2 million, respectively, were recorded in gains on the sale of loans held for sale for the change in fair value.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2021, and December 31, 2020. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to Premier.

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

The carrying value of notes payable, as a result of their short-term nature, is considered to be equal to fair value and are classified as Level 1.

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

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2021.

The carrying value and estimated fair values of financial instruments at September 30, 2021 and December 31, 2020, were as follows:

		Fair Value Measurements at September 30, 2021
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$115,094	$115,094	$115,094	$—	$—
Securities available for sale	1,250,087	1,250,087	—	1,250,087	—
Equity securities	12,965	12,965	12,965	—	—
Federal Home Loan Bank Stock	11,585	N/A	N/A	N/A	N/A
Loans receivable, net	5,196,349	5,239,573	—	—	5,239,573
Loans held for sale, carried at fair value	178,490	178,490	—	38,920	139,570

Financial Liabilities:
Deposits	$6,248,658	$6,251,904	$5,367,729	$884,175	$—
Notes Payable	$18,812	$18,812	$18,812	$—	$—
Subordinated debentures	84,944	84,841	—	84,841	—

		Fair Value Measurements at December 31, 2020
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$159,266	$159,266	$159,266	$—	$—
Securities available for sale	736,654	736,654	—	736,654	—
Equity securities	1,090	1,090	1,090	—	—
Federal Home Loan Bank Stock	16,026	N/A	N/A	N/A	N/A
Loans receivable, net	5,409,161	5,412,814	—	—	5,412,814
Loans held for sale, carried at fair value	221,616	221,616	—	98,587	123,029

Financial Liabilities:
Deposits	$6,047,841	$6,056,426	$4,925,411	$1,131,015	$—
Subordinated debentures	84,860	83,237	—	—	83,237

4.	Stock Compensation Plans

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

As of September 30, 2021, 35,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. On the date of the Merger, 39,983 Premier options were exchanged for all of the outstanding stock options on the books of UCFC at the same conversion price and ratio applied to UCFC common shares at January 31, 2020.  All of these options were fully vested at the time of acquisition. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

Under each Executive LTIP, the participants may earn between 20% to 50% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period.  The Company granted 86,058 performance stock units to the participants for the 2021 Executive LTIP during the first quarter of 2021.   The amount of benefit under the 2020 and 2021 Executive LTIPs will be determined individually at the end of the 36 month performance period ending December 31. The benefits earned under these LTIPs will be paid out in equity in the first quarter following the end of the performance period. Participants whose employment is terminated without cause or who retire during the course of the 36 month performance period will receive a pro-rated payout, payable at the end of the performance period, based on the number of months of the 36 month performance period the individual worked. Participants whose employment is terminated as a result of their death or disability will receive a full payout of any outstanding award at the end of the performance period.

Under each Key LTIP, the participants are granted shares based upon the achievement of certain targets in the prior year.  The participants can earn from 5% to 10% of their salary in restricted stock units that vest three years from the date of grant.  The Company granted 17,542 RSU’s in the first quarter of 2021 under the 2021 Key LTIP.

In the nine months ended September 30, 2021, the Company also granted 16,846 discretionary RSUs that vest three years from the date of grant and 42,374 restricted stock grants.  Of the 42,374 restricted stock grants, 13,708 were issued to directors and have a one-year vesting period.  The remaining shares have a five year tiered vesting schedule.  The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

Following is stock option activity under the plans during the nine months ended September 30, 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2021	36,261	$21.59
Forfeited or cancelled	—	—
Exercised	(600)	13.80
Granted	—	—
Options outstanding, September 30, 2021	35,661	$21.72	4.46	$367,655
Exercisable at September 30, 2021	35,661	$21.72	4.46	$367,655

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds of options exercised	$—	$—	$8	$—
Related tax benefit recognized	—	—	—	40
Intrinsic value of options exercised	—	—	11	189

At September 30, 2021, 172,916 PSUs, 56,832 RSUs and 57,174 restricted stock grants were unvested. Compensation expense related to PSUs, RSUs, restricted stock grants and the STIP is recognized over the performance period based on the achievements of targets as established under the plan documents or according to a vesting schedule. Total expense of $1.8 million and $4.2 million was recorded during each of the three and nine months ended September 30, 2021 compared to expense of $974,000 and $3.0 million for the three and nine months ended September 30, 2020.  There was approximately $1.9 million and $3.2 million included within other liabilities at September 30, 2021, and December 31, 2020, respectively, related to the STIP.

	Performance Stock Units		Restricted Stock Units		Restricted Stock Grants
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2021	90,891	$26.48	55,759	$25.18	41,057	$26.93
Granted	86,058	30.32	34,388	30.77	42,374	32.42
Vested	(4,033)	28.24	(30,884)	26.07	(24,849)	28.00
Forfeited	—	—	(2,431)	25.99	(1,408)	28.41
Unvested at September 30, 2021	172,916	$28.35	56,832	$28.03	57,174	$29.68

The maximum amount of compensation expense that may be earned for the PSUs at September 30, 2021, is approximately $4.8 million in the aggregate.  However, the estimated expense that is expected to be earned as of September 30, 2021, is $3.2 million of which $2.0 million is unrecognized at September 30, 2021, and will be recognized over the remaining performance periods.
5.	Dividends on Common Stock

Premier declared and paid a $0.27 per common stock dividend in the third quarter of 2021 and declared and paid a $0.22 per common stock dividend in the third quarter of 2020.
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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$28,360	$25,655	$100,741	$32,230
Less: income allocated to participating securities	27	36	98	46
Net income allocated to common shareholders	28,333	25,619	100,643	32,184

Weighted average common shares outstanding including participating securities	37,135	37,356	37,262	35,481
Less: Participating securities	35	52	36	50
Average common shares	37,100	37,304	37,226	35,431

Basic earnings per common share	$0.76	$0.69	$2.70	$0.91
Diluted Earnings Per Share:
Net income allocated to common shareholders	$28,333	$25,619	$100,643	$32,184
Weighted average common shares outstanding for basic earnings per common share	37,100	37,304	37,226	35,431
Add: Dilutive effects of stock options and restricted stock units	85	30	85	51
Average shares and dilutive potential common shares	37,185	37,334	37,311	35,482

Diluted earnings per common share	$0.76	$0.69	$2.70	$0.91

There were no shares for the three and nine month period ending September 30, 2021 that were excluded from the diluted earnings per common share calculation as no shares were anti-dilutive during this period.  There were 27,341 and 25,329 shares for the three and nine month periods ending September 30, 2020, respectively, that were excluded from the dilutive earnings per common share calculation as they were anti-dilutive.

7.	Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At September 30, 2021
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$174,891	$1,821	$(676)	$176,036
Mortgage-backed securities	218,083	1,049	(2,262)	216,870
Collateralized mortgage obligations	281,099	1,032	(2,073)	280,058
Asset-backed securities	224,976	735	(851)	224,860
Corporate bonds	68,875	1,151	(107)	69,919
Obligations of state and political subdivisions	281,458	5,914	(5,028)	282,344
Total Available-for-Sale	$1,249,382	$11,702	$(10,997)	$1,250,087

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At December 31, 2020
Available-for-sale
Obligations of U.S. government corporations and agencies	$39,233	$1,707	$—	$40,940
Mortgage-backed securities	270,683	6,746	(247)	277,182
Collateralized mortgage obligations	103,532	2,927	(160)	106,299
Asset-backed securities	30,643	1	(98)	30,546
Corporate bonds	43,826	489	(146)	44,169
Obligations of state and political subdivisions	229,645	8,069	(196)	237,518
Total Available-for-Sale	$717,562	$19,939	$(847)	$736,654

The amortized cost and fair value of the investment securities portfolio at September 30, 2021, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), CMOs and asset-backed securities (“ABS”), which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,276	$3,297
Due after one year through five years	30,183	30,710
Due after five years through ten years	206,516	209,608
Due after ten years	285,249	284,684
MBS/CMO/ABS	724,158	721,788
	$1,249,382	$1,250,087

Investment securities with a carrying amount of $592.0 million at September 30, 2021, were pledged as collateral on public deposits.

The following tables summarize Premier’s securities that were in an unrealized loss position at September 30, 2021, and December 31, 2020:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At September 30, 2021
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$55,017	$(676)	$-	$-	$55,017	$(676)
Mortgage-backed securities	180,687	(2,262)	—	—	180,687	(2,262)
Collateralized mortgage obligations	213,446	(2,073)	—	—	213,446	(2,073)
Asset-backed securities	115,823	(851)	—	—	115,823	(851)
Corporate bonds	15,409	(101)	505	(6)	15,914	(107)
Obligations of state and political subdivisions	153,264	(4,705)	5,404	(323)	158,668	(5,028)
Total available-for-sale	$733,646	$(10,668)	$5,909	$(329)	$739,555	$(10,997)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At December 31, 2020
Available-for-sale securities:
Mortgage-backed securities-residential	$26,361	$(247)	$—	$—	$26,361	$(247)
Collateralized mortgage obligations	5,161	(160)	—	—	5,161	(160)
Asset-backed securities	18,439	(98)	—	—	18,439	(98)
Corporate bonds	12,177	(146)	—	—	12,177	(146)
Obligations of state and political subdivisions	41,088	(196)	—	—	41,088	(196)
Total available-for-sale	$103,226	$(847)	$—	$—	$103,226	$(847)

The Company realized gains from the sale of available-for-sale securities totaling $233,000 and $2.2 million in the three and nine month periods ending September 30, 2021.  For the three and nine months ended September 30, 2020, the Company had $1.5 million in realized gains from the sale of investment securities.

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

•

If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value.  As of September 30, 2021, management had determined that no credit loss exists.

At September 30, 2021 and December 31, 2020, the Company held preferred and common stock of various bank holding companies totaling $13.0 million and $1.1 million, respectively.  During the three and nine months ended September 30, 2021, $20,000 and $822,000 of unrealized gains were recorded within gain on equity securities on the Consolidated Condensed Statements of Income. During the three and nine months ended September 30, 2020, $14,000 of unrealized gains were recorded within gain on equity securities on the Consolidated Condensed Statements of Income.

8.	Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.  Loans receivable consist of the following:

	September 30, 2021	December 31, 2020
	(In Thousands)
Real Estate:
Residential	$1,129,877	$1,201,051
Commercial	2,389,759	2,383,001
Construction	885,586	667,649
	4,405,222	4,251,701
Other Loans:
Commercial	952,729	1,202,353
Home equity and improvement	264,140	272,701
Consumer finance	125,163	120,729
	1,342,032	1,595,783
Loans before deferred loan origination fees and costs	5,747,254	5,847,484
Deduct:
Undisbursed construction loan funds	(481,434)	(355,065)
Net deferred loan origination fees and costs	3,746	(1,179)
Allowance for credit losses	(73,217)	(82,079)
Total loans	$5,196,349	$5,409,161

The Company has responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing over $600 million to small businesses in our markets.  As of September 30, 2021, the company had $143.9 million in PPP loans, which remained unpaid and were included in other commercial loans in the above loan table.  As of December 31, 2020, the company had $386.9 million in PPP loans.

The following table discloses allowance for credit loss (“ACL”) activity for the three and nine months ended September 30, 2021 and 2020 by portfolio segment (in thousands):

Three Months Ended September 30, 2021	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$15,268	$34,461	$2,739	$12,211	$4,988	$1,700	$71,367
Charge-Offs	(27)	(84)	—	(375)	(47)	(85)	(618)
Recoveries	75	143	—	576	23	57	874
Provisions	(1,567)	(428)	882	3,016	(276)	(33)	1,594
Ending Allowance	$13,749	$34,092	$3,621	$15,428	$4,688	$1,639	$73,217

Nine Months Ended September 30, 2021	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
Charge-Offs	(29)	(689)	—	(445)	(50)	(227)	(1,440)
Recoveries	165	332	12	1,279	217	122	2,127
Provisions	(3,921)	(8,968)	868	2,929	(218)	(239)	(9,549)
Ending Allowance	$13,749	$34,092	$3,621	$15,428	$4,688	$1,639	$73,217

Three Months Ended September 30, 2020	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$23,783	$44,057	$1,137	$11,839	$4,216	$3,523	$88,555
Charge-Offs	—	(4,172)	—	—	(12)	(35)	(4,219)
Recoveries	7	581	—	266	41	28	923
Provisions	(5,622)	8,109	1,352	1,139	148	(1,468)	3,658
Ending Allowance	$18,168	$48,575	$2,489	$13,244	$4,393	$2,048	$88,917

Nine Months Ended September 30, 2020	1-4 Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Impact of ASC 326 Adoption	1,765	3,682	(223)	(2,263)	(521)	(86)	2,354
Acquisition related allowance for credit loss (PCD)	1,077	4,053	—	2,272	248	48	7,698
Charge-Offs	(257)	(4,237)	(1)	(133)	(98)	(222)	(4,948)
Recoveries	223	1,110	—	1,602	177	146	3,258
Provisions(1)	12,493	27,665	1,717	2,763	2,887	1,787	49,312
Ending Allowance	$18,168	$48,575	$2,489	$13,244	$4,393	$2,048	$88,917

(1) Provision for the nine months ended September 30, 2020, includes $25.9 million as a result of the Merger with UCFC.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$324	$—	$—	$—	$324
Commercial	25,563	—	—	—	25,563
Construction	—	—	—	—	—

Other Loans:
Commercial	1,631	1,215	20,617	148	23,611
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$27,518	$1,215	$20,617	$148	$49,498

	December 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$1,024	$—	$—	$—	$1,024
Commercial	33,999	—	—	—	33,999
Construction	—	—	—	—	—

Other Loans:
Commercial	1,426	5,317	4,943	125	11,811
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$36,449	$5,317	$4,943	$125	$46,834

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

	September 30, 2021	December 31, 2020
	(In Thousands)
Non-accrual loans with reserve	$47,047	$35,234
Non-accrual loans without reserve	12,818	$16,448
Loans over 90 days past due and still accruing	—	—
Total non-performing loans	59,865	51,682
Real estate and other assets held for sale	261	343
Total non-performing assets	$60,126	$52,025
Troubled debt restructuring, still accruing	$6,503	$7,173

The following table presents the aging of the amortized cost in past due and non-accrual loans as of September 30, 2021, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	1,110,037	480	5,051	5,476	11,007	6,777
Commercial	2,377,310	1,414	1,649	1,904	4,967	17,982
Construction	402,831	—	1,321	—	1,321	—

Other Loans:
Commercial	937,552	756	879	526	2,161	19,007
Home equity and improvement	257,238	1,447	318	1,406	3,171	1,807
Consumer finance	122,999	1,304	485	1,439	3,228	1,539
PCD	28,899	46	588	6,211	6,845	12,753

Total Loans	$5,236,866	$5,447	$10,291	$16,962	$32,700	$59,865

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

Troubled Debt Restructurings

As of September 30, 2021, and December 31, 2020, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $11.3 million and $16.6 million, respectively.  The Company allocated $614,000 and $883,000 of specific reserves to those loans at September 30, 2021, and December 31, 2020, respectively, and had committed to lend additional amounts totaling up to $339,000 and $303,000 at September 30, 2021, and December 31, 2020, respectively.

The Company had previously worked with borrowers that were impacted by the COVID-19 pandemic by providing modifications to include either interest only deferral or principal and interest deferral.  These modifications ranged from one to nine months.  As of September 30, 2021, the Company had noactive deferrals compared to December 31, 2020 at $53.5 million.  A majority of these modifications were excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. A modified loan will be considered current and will continue to accrue interest during the deferral period unless repayment of the loan under contractual terms is not expected and thereby loans will be placed in non-accrual.

A breakout of deferrals by loan category is as follows (in thousands):

	September 30, 2021 Balance deferred	December 31, 2020 Balance deferred
Residential real estate		$7,016
Commercial real estate	—	34,831
Construction	—	9,579
Commercial	—	1,628
Home equity and improvement	—	114
Consumer finance	—	282
Total	$-	$53,450

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

Of the loans modified in a TDR as of September 30, 2021, $4.8 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2021 and 2020:

	Loans Modified as a TDR for the Three Months Ended September 30, 2021 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2021 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$263	4	$512
Commercial	—	—	—	—
Construction	—	—	—	—

Other Loans:
Commercial	1	275	6	1,853
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	2	$538	10	$2,365

The loans described above increased the ACL by $9,000 and $382,000 in the three and nine months ended September 30, 2021.

	Loans Modified as a TDR for the Three Months Ended September 30, 2020 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2020 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$51	6	$660
Commercial	1	451	5	7,327
Construction	—	—	—	—

Other Loans:
Commercial	3	7,347	8	7,503
Home equity and improvement	3	66	4	92
Consumer finance	—	—	—	—

Total	8	$7,915	23	$15,582

The loans described above increased the ACL by $758,000 and $790,000 in the three and nine months ended September 30, 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

There were no TDRs that subsequently defaulted as of September 30, 2021.  The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	2	$211	8	$647
Commercial	2	128	4	322
Construction	—	—	—	—

Other Loans:
Commercial	—	—	2	250
Home equity and improvement	1	4	4	330
Consumer finance	—	—	1	21

Total	5	$343	19	$1,570

The TDRs that subsequently defaulted described above increased the ACL by $16,000 and $61,000 for the three and nine months ended September 30, 2020.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,111,776	$1,315	$7,953	$-	$7,953	$1,121,044
Commercial	2,223,425	117,068	41,784	—	41,784	2,382,277
Construction	384,620	19,532	—	—	—	404,152

Other Loans:
Commercial	899,137	20,474	20,102	—	20,102	939,713
Home equity and improvement	258,576	—	1,833	—	1,833	260,409
Consumer finance	124,657	—	1,570	—	1,570	126,227
PCD	18,793	102	16,849	—	16,849	35,744

Total Loans	$5,020,984	$158,491	$90,091	$—	$90,091	$5,269,566

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,187,923	$795	$2,363	$-	$2,363	$1,191,081
Commercial	2,203,652	111,039	45,464	—	45,464	2,360,155
Construction	299,866	12,718	—	—	—	312,584

Other Loans:
Commercial	1,142,289	23,907	6,847	—	6,847	1,173,043
Home equity and improvement	267,350	—	439	—	439	267,789
Consumer finance	120,682	—	105	—	105	120,787
PCD	26,829	3,813	35,159	—	35,159	65,801

Total Loans	$5,248,591	$152,272	$90,377	$—	$90,377	$5,491,240

The tables below presents the amortized cost basis of loans by credit quality indicator and class of loans as of September 30, 2021 and December 31, 2020 (in thousands):

	Term of loans by origination
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of September 30, 2021

Real Estate
Residential:
Risk Rating
Pass	$144,877	$352,127	$126,426	$72,304	$80,201	$333,819	$2,022	$1,111,776
Special Mention	—	192	—	—	60	137	926	1,315
Substandard	170	509	1,123	744	1,243	4,164	—	7,953
Doubtful	—	—	—	—	—	—	—	—
Total	$145,047	$352,828	$127,549	$73,048	$81,504	$338,120	$2,948	$1,121,044

Commercial:
Risk Rating
Pass	$303,260	$493,517	$416,426	$245,256	$249,295	$504,502	$11,169	$2,223,425
Special Mention	297	5,917	5,585	11,143	64,392	28,794	940	117,068
Substandard	172	581	6,745	15,815	62	17,048	1,361	41,784
Doubtful	—	—	—	—	—	—	—	—
Total	$303,729	$500,015	$428,756	$272,214	$313,749	$550,344	$13,470	$2,382,277

Construction:
Risk Rating
Pass	$185,751	$87,035	$91,614	$9,623	$10,452	$145	$-	$384,620
Special Mention	—	12,500	—	5,995	1,037	—	—	19,532
Substandard	—	—		—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$185,751	$99,535	$91,614	$15,618	$11,489	$145	$-	$404,152

Other Loans
Commercial:
Risk Rating
Pass	$295,264	$151,822	$95,567	$55,773	$27,759	$21,213	$251,739	$899,137
Special Mention	—	999	4,223	419	1,597	4,852	8,384	20,474
Substandard	100	15,993	1,261	259	293	438	1,758	20,102
Doubtful	—	—	—	—	—	—	—	—
Total	$295,364	$168,814	$101,051	$56,451	$29,649	$26,503	$261,881	$939,713

Home equity and Improvement:
Risk Rating
Pass	$19,000	$7,258	$5,287	$3,206	$6,020	$31,000	$186,805	$258,576
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	29	49	28	631	1,096	1,833
Doubtful	—	—	—	—	—	—	—	—
Total	$19,000	$7,258	$5,316	$3,255	$6,048	$31,631	$187,901	$260,409

Consumer Finance:
Risk Rating
Pass	$39,226	$28,304	$25,904	$11,741	$5,481	$3,683	$10,318	$124,657
Special Mention	—	—	—	—	—	—	—	—
Substandard	10	632	555	147	53	164	9	1,570
Doubtful	—	—	—	—	—	—	—	—
Total	$39,236	$28,936	$26,459	$11,888	$5,534	$3,847	$10,327	$126,227

PCD:
Risk Rating
Pass	$-	$-	$173	$1,835	$1,946	$12,650	$2,189	$18,793
Special Mention	—	—	—	—	—	102	—	102
Substandard	—	—	69	30	6,274	7,331	3,145	16,849
Doubtful	—	—	—	—	—	—	—	—
Total	$-	$-	$242	$1,865	$8,220	$20,083	$5,334	$35,744

	Term of loans by origination
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
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

In addition to the ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establishes a loss expectation for extended (funded) commitments.  This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument.  At September 30, 2021, the Company had $1.4 billion in unfunded commitments and set aside $5.8 million in anticipated credit losses.  This reserve is recorded in other liabilities as opposed to the ACL.

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

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, credit discount $7.7 million and a noncredit discount of $4.1 million. The outstanding balance and related allowance on these loans as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$12,822	$195	$14,895	$201
Commercial	10,026	599	24,334	2,286
Construction	—	—	—	—
	22,848	794	39,229	2,487
Other Loans:
Commercial	8,527	1,151	20,990	1,896
Home equity and improvement	3,731	184	4,912	214
Consumer finance	638	11	670	20
	12,896	1,346	26,572	2,130
Total	$35,744	$2,140	$65,801	$4,617

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $2,357,000 as of September 30, 2021, and $784,000 as of December 31, 2020.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Mortgage banking gain, net	$5,353	$13,781	$13,663	$30,213
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,861	1,898	5,666	5,379
Amortization of mortgage servicing rights	(1,822)	(1,959)	(6,119)	(5,302)
Mortgage servicing rights valuation adjustments	783	(1,673)	5,655	(7,527)
	822	(1,734)	5,202	(7,450)

Net revenue from sale and servicing of mortgage loans	$6,175	$12,047	$18,865	$22,763

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.9 billion at September 30, 2021, and $2.95 billion at December 31, 2020.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$21,682	$21,034	$21,666	$10,801
Loans sold, servicing retained	2,103	2,463	6,416	6,292
Mortgage servicing rights acquired	—	—	—	9,747
Amortization	(1,822)	(1,959)	(6,119)	(5,302)
Carrying value before valuation allowance at end of period	21,963	21,538	21,963	21,538

Valuation allowance:
Balance at beginning of period	(3,641)	(6,388)	(8,513)	(534)
Impairment recovery (charges)	783	(1,673)	5,655	(7,527)
Balance at end of period	(2,858)	(8,061)	(2,858)	(8,061)
Net carrying value of MSRs at end of period	$19,105	$13,477	$19,105	$13,477
Fair value of MSRs at end of period	$20,189	$13,477	$20,189	$13,477

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has no accrual for secondary market buy-back activity at September 30, 2021 based on management’s estimate of potential losses from this activity.  A liability of $43,000 was accrued at December 31, 2020.  The Company recognized a credit of $0 and $43,000 related to the reduction of the accrual for the three and nine months ended September 30, 2021.  There was no expense or credit recognized in the three and nine months ended September 30, 2020.

10.	Leases

The Company’s lease agreements have maturity dates ranging from October 2021 to September 2044, some of which include options for multiple five and ten year extensions.  The weighted average remaining life of the lease term for these leases was 14.94 years as of September 30, 2021 and 15.09 years as of December 31, 2020.  The weighted average discount rate for leases was 2.64% as of September 30, 2021 and 2.61% as of December 31, 2020.

The total operating lease costs were $560,000 and $1.8 million for the three and nine months ended September 30, 2021, and $615,000 and $1.7 million for the three and nine months ended September 30, 2020. The right-of-use asset, included in other assets, was $16.0 million and $16.9 million at September 30, 2021 and December 31, 2020, respectively.  The lease liabilities, included in other liabilities, were $16.6 million and $17.8 million as of September 30, 2021 and December 31, 2020, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	September 30, 2021
2021	$2,367
2022	1,830
2023	1,497
2024	1,312
2025	1,158
Thereafter	13,753
Total undiscounted minimum lease payments	21,917
Present value adjustment	(5,340)
Total lease liabilities	$16,577

11.	Deposits

A summary of deposit balances is as follows:

	September 30, 2021	December 31, 2020
	(In Thousands)
Non-interest-bearing checking accounts	$1,618,769	$1,597,262
Interest-bearing checking and money market accounts	2,962,032	2,627,669
Savings deposits	786,929	700,480
Retail certificates of deposit less than $250,000	692,224	912,006
Retail certificates of deposit greater than $250,000	188,704	210,424
	$6,248,658	$6,047,841

12.	Borrowings

Premier’s Bank Line of Credit advance and junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	September 30, 2021	December 31, 2020
	(In Thousands)
Overnight bank line of credit	$18,812	$—
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$48,830	$48,777

At September 30, 2021, the Company had $18.8 million in overnight borrowings on a bank line of credit. The Company has been approved to borrow up to $25 million overnight at a rate determined by the lender.

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

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.62% as of September 30, 2021, and 1.72% as of December 31, 2020.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.50% and 1.60% on September 30, 2021 and December 31, 2020, respectively.

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

13.	Commitments, Guarantees and Contingent Liabilities

Loan commitments are made to accommodate the financial needs of Premier’s customers’ in the form of unfunded loans or unused lines of credit and result in market risk. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	September 30, 2021	December 31, 2020
Commitments to make loans	$952,515	$702,103
Unused lines of credit	930,885	918,470
Standby letters of credit	18,841	22,250
Total	$1,902,241	$1,642,823

Commitments to make loans are generally made for periods of 60 days or less.

14.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the states of Indiana and West Virginia. The Company is no longer subject to examination by income taxing authorities for years before 2017. The Company also currently operates in the states of Ohio, Michigan and Pennsylvania which tax financial institutions based on their equity rather than their income.

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Current:
Federal	$6,600	$11,359	$22,199	$22,310
State and local	162	—	490	150
Deferred	(638)	(5,100)	1,708	(14,509)
	$6,124	$6,259	$24,397	$7,951

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Tax expense (benefit) at statutory rate (21%)	$7,242	$6,703	$26,278	$8,439
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	128	—	387	118
Tax exempt interest income, net of TEFRA	(213)	(216)	(641)	(607)
Bank owned life insurance	(199)	(251)	(625)	(590)
Captive insurance	(90)	—	(282)	(189)
Other	(744)	23	(720)	780
Totals	$6,124	$6,259	$24,397	$7,951

15.	Derivative Financial Instruments

At September 30, 2021, the Company had approximately $37.7 million of interest rate lock commitments and $250 million of forward sales of mortgage backed securities.  These commitments are considered derivatives.  The Company had $135.7 million of interest rate lock commitments and $265.0 million of forward commitments at December 31, 2020.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition.  The table below provides data about the carrying values of these derivative instrument assets:

	September 30, 2021	December 31, 2020
	Assets	Assets

	Carrying	Carrying
	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$6,279	$3,833

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments.  The difference in derivative carrying value at September 30, 2021 and 2020 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$2,122	$7,913	$2,446	$892

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers.  Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $77.7 million and fair value of $1.2 million in other assets and $1.3 million in other liabilities at September 30, 2021.  As of December 31, 2020, the Company had interest rate swaps associated with commercial loans with a notional value of $87.8 million and fair value of $1.9 million in other assets and $2.0 million in other liabilities.  The difference in fair value of $25,000 between the asset and liability at September 30, 2021 represents a credit valuation adjustment that flows through noninterest income.  For the three and nine months ended September 30, 2021, $(7,000) and $136,000 flowed through noninterest income.  For the three and nine months ended September 30, 2020, $(3,000) and $162,000 flowed through noninterest income.

Interest Rate Swap Designated as Cash Flow Hedge

In May 2021 the Company entered into derivative instruments designated as a cash flow hedge. For a derivative instrument that is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

An interest rate swap with notional amount totaling $250 million as of September 30, 2021 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company’s floating rate loan pool and was determined to be highly effective during the period. The gross aggregate fair value of the swap of $1.4 million is recorded in other assets in the unaudited Consolidated Balance Sheets at September 30, 2021, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedge to remain highly effective during the remaining terms of the swap. A summary of the interest-rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	September 30, 2021	December 31, 2020

Notional amount	$250,000	$-
Weighted average fixed receive rates	1.437%	—
Weighted average variable 1-month LIBOR pay rates	0.089%	—
Weighted average remaining maturity (in years)	9.6	—
Unrealized gains (losses), net of tax	$1,131	—

Equity Linked Time Deposit

The Company also acquired time deposits in its acquisition of UCFC that have written and purchased option derivatives to facilitate an equity linked time deposit product.  The time deposit provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Bank receives a known stream of funds based on the equity return (a purchase option).  The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statement of financial condition.  At September 30, 2021 and December 31, 2020, the balance of the equity linked time deposits was $208,000 and $5.7 million, respectively, and the written and purchased options each had a fair value of $1,000 and $56,000, respectively.

16.	Other Comprehensive (Loss) Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2021:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(9,042)	$1,898	$(7,144)
Reclassification adjustment for net losses included in net income	(233)	49	(184)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(1,692)	356	(1,336)
Reclassification adjustment for net gains included in net income	(860)	180	(680)
Total other comprehensive gain	$(11,827)	$2,483	$(9,344)

Nine months ended September 30, 2021:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(16,169)	$3,395	$(12,774)
Reclassification adjustment for net gains included in net income	(2,218)	466	(1,752)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	2,742	(576)	2,166
Reclassification adjustment for net gains included in net income	(1,310)	275	(1,035)
Total other comprehensive loss	$(16,955)	$3,560	$(13,395)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2020:
Securities available for sale:
Change in net unrealized gain/loss during the period	$720	$(150)	$570
Reclassification adjustment for net gains included in net income	(1,466)	308	(1,158)
Total other comprehensive loss	$(746)	$158	$(588)

Nine months ended September 30, 2020
Securities available for sale:
Change in net unrealized gain/loss during the period	$13,338	$(2,800)	$10,538
Reclassification adjustment for net gains included in net income	(1,464)	307	(1,157)
Postretirement medical plan	—		—
Total other comprehensive loss	$11,874	$(2,493)	$9,381

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Cash Flow Hedge Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2021	$15,083	$(79)	$—	$15,004
Other comprehensive income/(loss) before reclassifications	(12,774)	—	2,166	(10,608)
Amounts reclassified from accumulated other comprehensive income	(1,752)	—	(1,035)	(2,787)

Net other comprehensive income/(loss) during period	(14,526)	—	1,131	(13,395)

Balance September 30, 2021	$557	$(79)	$1,131	$1,609

Balance January 1, 2020	$4,839	$(244)	$—	$4,595
Other comprehensive income (loss) before reclassifications	10,538	—	—	10,538
Amounts reclassified from accumulated other comprehensive income	(1,157)	—	—	(1,157)

Net other comprehensive income during period	9,381	—	—	9,381

Balance September 30, 2020	$14,220	$(244)	$—	$13,976

17.	Business Combinations

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

In accordance with ASC 805, the Company expensed approximately $3.7 million and $17.3 million of direct acquisition costs during the three and nine months ended September 30, 2020, respectively. The Company recorded $217.9 million of goodwill and $33.0 million of intangible assets in 2020 as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  The Merger was consistent with the Company’s strategy to enhance and expand its presence in northern Ohio.  The Merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area. The intangible assets are related to core deposits, which are being amortized over 10 years on an accelerated basis, and customer relationships, which are being amortized over 10 years on a straight-line basis.  For tax purposes, goodwill is non-deductible but will be evaluated annually for impairment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This quarterly report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 . These statements may include, but are not limited to, statements regarding projections, forecasts, goals and plans of Premier Financial Corp. and its management, future movements of interests, loan or deposit production levels, future credit quality ratios, future strength in the market area, and growth projections. These statements do not describe historical or current facts and may be identified by words such as “intend,” “intent,” “believe,” “expect,” “estimate,” “target,” “plan,” “anticipate,” or similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “can,” or similar verbs. There can be no assurances that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Premier or any other persons, that our objectives and plans will be achieved.

Forward-looking statements involve numerous risks and uncertainties, any one or more of which could affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. These risks and uncertainties include, but not limited to: impacts from the novel coronavirus (COVID-19) pandemic on the economy, financial markets, our customers, and our business and results of operation; changes in interest rates; disruptions in the mortgage market; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty; uncertainty in U.S. fiscal or monetary policy; uncertainty concerning or disruptions relating to tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rate levels; legislative or regulatory rulemaking or actions; capital market conditions; security breaches or unauthorized disclosure of confidential customer or Company information; interruptions in the effective operation of information and transaction processing systems of Premier or Premier’s vendors and service providers; failures or delays in integrating or adopting new technology; the impact of the cessation of LIBOR interest rates and implementation of a replacement rate; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2020, the Form 10-K/A filed September 28, 2021 and any further amendments thereto (the “2020 Form 10-K”) and our quarterly report on Form 10-Q for the quarter ended June 30, 2021. Any one or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and nine month periods ended September 30, 2021 and 2020.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Net interest income (GAAP)	$57,035	$53,271	$170,167	$153,038
Add: FTE adjustment	256	259	763	767
Net interest income on a FTE basis (1)	$57,291	$53,530	$170,930	$153,805

Non-interest income-less securities gains/losses (2)	$18,061	$23,520	59,093	60,549
Non-interest expense (3)	39,045	43,563	116,223	123,856
Average interest-earning assets net of average
unrealized gains/losses on securities (4)	6,773,021	6,211,267	6,730,807	5,787,134

Ratios:
Net interest margin (1) / (4)	3.38%	3.45%	3.39%	3.54%
Efficiency ratio (3) / (1) + (2)	51.82%	56.54%	50.53%	57.78%

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

General

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, Premier Bank (the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), PFC Risk Management Inc. (“PFC Risk Management”) and PFC Capital, LLC (PFC Capital”).  Another subsidiary, HSB Insurance, Inc. (“HSB Insurance”), was dissolved during the quarter ended September 30, 2020.

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

Immediately following the Merger, the Bank acquired UCFC’s wholly-owned bank subsidiary, Home Savings Bank (“Home Savings”).  Immediately prior to the merger of the banks, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the merger of the banks, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers.  The Company acquired two additional subsidiaries in the Merger, PFC Capital and HSB Insurance.

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

PFC Capital was formed as an Ohio limited liability company by UCFC in 2016 for the purpose of providing mezzanine funding for customers of Home Savings. Mezzanine loans are offered by PFC Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

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

Changes in Financial Condition

At September 30, 2021, the Company's total assets amounted to $7.5 billion compared to $7.2 billion at December 31, 2020.  The increase is primarily attributable to growth in securities available for sale of $513.4 million from $736.7 million at December 31, 2020 to $1.3 billion at September 30, 2021.  The increase in securities were funded by deposit growth and a decline in loan balances being invested in securities that offer a higher yield than what the Company could earn in an interest-bearing deposit.

Gross loans receivable, excluding loans held for sale, were $5.3 billion at September 30, 2021, compared to $5.5 billion at December 31, 2020.  The $221.7 million decline was primarily due to a decline in other commercial loans resulting from a decline in PPP loans to $143.9 million at September 30, 2021 compared to $386.9 million at December 31, 2020.  Loans held for sale decreased from $221.6 million at December 31, 2020, to $178.5 million at September 30, 2021 as a result of sales activity.

The Company held equity securities in the amount of $13.0 million at September 30, 2021, compared to $1.1 million at December 31, 2020.  This portfolio consisted of the common and preferred stocks of various publicly traded bank holding companies, the majority of which are in the Company’s peer group.

Deposits increased $200.8 million from $6.0 billion at December 31, 2020, to $6.2 billion as of September 30, 2021.  The increase was mainly due to deposits accumulating due to stimulus funds being distributed to customers from the federal government and customer PPP loan proceeds being deposited with the Company.  Non-interest bearing deposits grew $21.5 million for the year while interest-bearing deposits grew $179.3 million for the year.

Stockholders’ equity increased $49.6 million from $982.3 million at December 31, 2020, to $1.0 billion at September 30, 2021. The increase in stockholders’ equity was primarily the result of net income earned for the year to date offset by dividends paid on the Company’s common stock and a decline in accumulated other comprehensive income.  The Company also repurchased 371,851 shares of its common stock during the first nine months of the year which totaled $10.8 million.

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

	Three Months Ended September 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$5,416,696	$55,444	4.09%	$5,555,621	$57,158	4.12%
Securities	1,273,148	5,580	1.75	552,458	3,083	2.23
Interest bearing deposits	71,276	33	0.19	65,551	82	0.50
FHLB stock	11,901	60	2.02	37,637	95	1.01
Total interest-earning assets	6,773,021	61,117	3.61	6,211,267	60,418	3.89
Non-interest-earning assets	756,079			724,516
Total assets	$7,529,100			$6,935,783

Interest-bearing liabilities:
Deposits	$4,649,462	$3,144	0.27%	$4,285,287	$6,555	0.61%
FHLB advances and other	20,098	11	0.22	120,417	168	0.56
Subordinated debentures	84,924	671	3.16	36,613	158	1.73
Notes payable	204	—	0.75	—	—	—
Securities sold under repurchase agreements	—	—	—	6,616	7	0.42
Total interest-bearing liabilities	4,754,688	3,826	0.32	4,448,933	6,888	0.62
Non-interest bearing deposits	1,667,767	—	—	1,452,719	—	—
Total including non-interest bearing demand deposits	6,422,455	3,826	0.24	5,901,652	6,888	0.47
Other non-interest-bearing liabilities	86,439			106,625
Total liabilities	6,508,894			6,008,277
Stockholders’ equity	1,020,206			927,506
Total liabilities and stockholders’ equity	$7,529,100			$6,935,783
Net interest income; interest rate spread		$57,291	3.29%		$53,530	3.27%
Net interest margin (3)			3.38%			3.45%
Average interest-earning assets to average interest-bearing liabilities			142%			140%

(1)

Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Nine Months Ended September 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$5,513,285	$168,810	4.08%	$5,095,167	$167,463	4.38%
Securities (3)	1,098,478	14,733	1.79	514,979	9,183	2.38
Interest bearing deposits	107,381	142	0.18	131,384	391	0.40
FHLB stock	11,663	175	2.00	45,604	861	2.52
Total interest-earning assets	6,730,807	183,860	3.64	5,787,134	177,898	4.10
Non-interest-earning assets	742,396			650,752
Total assets	$7,473,203			$6,437,886

Interest-bearing liabilities:
Deposits	$4,612,354	$10,867	0.31%	$3,929,881	$21,761	0.74%
FHLB advances	16,828	23	0.18	249,889	1,690	0.90
Subordinated debentures	84,895	2,040	3.20	36,261	610	2.24
Notes payable	69	—	0.75	—	—	-
Securities sold under repurchase agreements	—	—	—	8,077	32	0.53
Total interest-bearing liabilities	4,714,146	12,930	0.37	4,224,108	24,093	0.76
Non-interest bearing deposits	1,670,508	—	—	1,233,071	—	—
Total including non-interest bearing demand deposits	6,384,654	12,930	0.27	5,457,179	24,093	0.59
Other non-interest-bearing liabilities	88,502			98,775
Total liabilities	6,473,156			5,555,954
Stockholders' equity	1,000,047			881,932
Total liabilities and stock-holders' equity	$7,473,203			$6,437,886
Net interest income; interest rate spread		$170,930	3.27%		$153,805	3.34%
Net interest margin (4)			3.39%			3.54%
Average interest-earning assets to average interest-bearing liabilities			143%			137%
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

Results of Operations

Three months ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the Company reported net income of $28.4 million compared to income of $25.7 million for the quarter ended September 30, 2020. On a per share basis, basic and diluted earnings per common share were $0.76 for the three months ended September 30, 2021 and basic and diluted income per common share were $0.69 for the three months ended September 30, 2020.  The third quarter of 2020 was impacted by the Merger including $3.7 million acquisition-related costs.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $57.0 million for the quarter ended September 30, 2021, up from $53.3 million for the same period in 2020. Average earning assets for the quarter ended September 30, 2021 were $6.8 billion compared to $6.2 billion for the quarter ended September 30, 2020.  The tax-equivalent net interest margin was 3.38% for the quarter ended September 30, 2021, a decrease from 3.45% for the same period in 2020. The decrease in margin between the 2021 and 2020 quarters was primarily due to a decrease in the yield on earning assets brought about by a decline in interest rates in the latter half of 2020 and through the first quarter of 2021.  The yield on interest-earning assets was 3.61% for the quarter ended September 30, 2021, down 28 basis points from 3.89% for the same period in 2020.  The cost of interest-bearing liabilities between the two periods declined 30 basis points to 0.32% in the third quarter of 2021 from 0.62% in the third quarter of 2020.

Interest income increased $702,000 to $60.9 million for the quarter ended September 30, 2021, from $60.2 million for the quarter ended September 30, 2020.  This increase is due to an increase in average interest-earning assets.  Income from loans decreased to $55.4 million for the quarter ended September 30, 2021, compared to $57.1 million for the same period in 2020 due to a decrease in yield from 4.12% for the three months ended September 30, 2020 to 4.09% for the same period in 2021, due mainly to declining rates.  In addition, average loan balances decreased to $5.4 billion for the three months ended September 30, 2021 from $5.6 billion for the third quarter of 2020 primarily as a result of a decline in PPP loans.  Interest income from investments increased $2.5 million in the third quarter of 2021 to $5.3 million compared to $2.8 million in the same period in 2020 primarily due to an increase in average security balances of $720.7 million. The yield decreased 48 basis points to 1.75% for the three months ended September 30, 2021, compared to 2.23% for the same period in 2020.  Income from interest bearing deposits decreased to $33,000 in the third quarter of 2021 compared to $82,000 for the same period in 2020.  Average balances on interest earning deposits increased $5.7 million to $71.3 million in the third quarter of 2021 from $65.6 million for the same period in 2020.  The yield earned on interest bearing deposits declined 31 basis points in the third quarter of 2021 compared to 2020. Income from FHLB stock decreased to $60,000 in the third quarter of 2021 from $95,000 for the same period in 2020.

Interest expense decreased $3.1 million to $3.8 million in the third quarter of 2021 compared to $6.9 million for the same period in 2020.  This decrease was due to a decline in the yield on interest-bearing liabilities of 30 basis points.  Interest expense related to interest-bearing deposits was $3.1 million in the third quarter of 2021 compared to $6.6 million for the same period in 2020. Interest expense recognized by the Company related to FHLB advances was $11,000 in the third quarter of 2021 compared to $168,000 for the same period in 2020. Expenses on subordinated debentures and notes payable were $671,000 in the third quarter of 2021 compared to $158,000 for the same period in 2020.  This increase was due to the issuance of $50.0 million of subordinated debt costing 4.0% during the third quarter of 2020.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits.  In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors.  If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows.  If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established.  The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $9,881,000 at September 30, 2021, and $4,274,000 at December 31, 2020.

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

The quantitative general allowance decreased to $11.8 million at September 30, 2021, down from $29.2 million at December 31, 2020.  As a part of the CECL model in certain calculations, especially discounted cash flows, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans.  A decline in current and forecasted unemployment rates resulted in a reduction in projected loan losses.

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

The qualitative analysis indicated a general reserve of $51.6 million at September 30, 2021, compared to $48.8 million at December 31, 2020.  This increase is primarily a result of an increase in risk factors that are used to calculate the general reserves.  Overall, the factors decreased slightly in the third quarter as a result of favorable trends in the economic factors listed above, but were offset by the increase in the risk factors.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.88% for construction loans to 1.66% for home equity loans at September 30, 2021.

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

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the decrease in net charge-offs in the quarter, the Company’s provision for credit losses for the three and nine months ended September 30, 2021 was an expense of $1.6 million and a recovery of $9.5 million.  This is compared to an expense of $3.7 million and $45.7 million for the three and nine months ended September 30, 2020, which included $25.9 million attributable to the Merger.  The ACL was $73.2 million at September 30, 2021, and $82.1 million at December 31, 2020. The ACL represented 1.39% of loans, net of undisbursed loan funds and deferred fees and costs, or 1.43% excluding PPP loans at September 30, 2021, compared to 1.49% at December 31, 2020, or 1.61% excluding PPP loans.  In management’s opinion, the overall ACL of $73.2 million as of September 30, 2021, is adequate to cover current estimated credit losses.

Management also assesses the value of other real estate owned (“OREO”) as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the nine month period ended September 30, 2021, there were no write-downs of real estate held for sale. Management believes that the values recorded at September 30, 2021, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $90.1 million at September 30, 2021, compared to $90.4 million at December 31, 2020, a decrease of $300,000. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at September 30, 2021, were appropriate.  Of the $59.9 million in non-accrual loans at September 30, 2021, $42.9 million or 71.7% are less than 90 days past due.  Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale.  Non-performing assets at September 30, 2021, and December 31, 2020, by category were as follows:

	September 30,	December 31,
	2021	2020
	(In Thousands)
Non-performing loans:
Residential real estate	$6,777	$10,178
Commercial real estate	17,982	11,980
Construction	—	806
Commercial	19,007	1,365
Home equity and improvement	1,807	1,537
Consumer finance	1,539	1,624
PCD	12,753	24,192
Total non-performing loans	59,865	51,682

Real estate owned	261	343
Total repossessed assets	261	343

Total Nonperforming assets	$60,126	$52,025
TDR loans, accruing	$6,503	$7,173

Total nonperforming assets as a percentage of total assets	0.81%	0.72%
Total nonperforming assets as a percentage of total loans plus REO*	1.14%	0.96%
ACL as a percent of total nonperforming assets	121.77%	157.77%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans acquired in the Merger account for 21.3% of non-performing loans.  Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 2.02% of the total loans in that category at September 30, 2021, compared to 0.11% for the same category at December 31, 2020. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.75% of the total loans in this category at September 30, 2021, compared to 0.50% at December 31, 2020.  Non-performing loans in the residential loan category represented 0.60% of the total loans in that category at September 30, 2021, compared to 0.85% for the same category at December 31, 2020.

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

The following tables detail net charge-offs and non-accrual loans by loan type.

	For the Nine Months Ended September 30, 2021		As of September 30, 2021
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(94)	13.68%	$6,777	11.32%
Commercial real estate	(215)	31.30%	17,982	30.04%
Construction	—	—	-	—
Commercial	159	(23.14)%	19,007	31.75%
Home equity and improvement	(167)	24.31%	1,807	3.02%
Consumer finance	101	(14.70)%	1,539	2.57%
PCD	(471)	68.56%	12,753	21.30%
Total	$(687)	100.00%	$59,865	100.00%

	For the Nine Months Ended September 30, 2020		As of September 30, 2020
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$34	2.01%	$8,622	17.83%
Commercial real estate	(1,045)	(61.83)%	12,336	25.51%
Construction	1	0.06%	363	0.75%
Commercial	(1,469)	(86.92)%	749	1.55%
Home equity and improvement	(79)	(4.67)%	1,704	3.52%
Consumer finance	74	4.38%	857	1.77%
PCD	4,174	246.98%	23,729	49.07%
Total	$1,690	100.00%	$48,360	100.00%

	For the Quarter Ended
	3rd 2021	2nd 2021	1st 2021	4th 2020	3rd 2020
	(In Thousands)
Allowance at beginning of period	$71,367	$74,754	$82,079	$88,917	$88,555
Provision (benefit) for credit losses	1,594	(3,631)	(7,514)	(6,158)	3,658
Charge-offs:
Residential	27	—	—	45	—
Commercial real estate	84	—	—	—	—
Construction	—	—	—	—	—
Commercial	372	—	70	554	—
Home equity and improvement	47	—	3	43	12
Consumer finance	85	106	32	83	32
PCD	3	605	4	679	4,175
Total charge-offs	618	711	109	1,404	4,219
Recoveries	874	955	298	724	923
Net charge-offs (recoveries)	(256)	(244)	(189)	680	3,296
Ending allowance	$73,217	$71,367	$74,754	$82,079	$88,917

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$13,749	19.66%	$15,268	19.60%	$17,508	19.91%	$17,534	20.54%	$18,168	20.68%
Commercial real estate	34,092	41.58%	34,461	41.43%	35,272	40.93%	43,417	40.75%	48,575	40.31%
Construction	3,621	15.41%	2,739	14.31%	2,776	12.77%	2,741	11.42%	2,489	10.04%
Commercial	15,428	16.58%	12,211	18.11%	12,191	19.99%	11,665	20.56%	13,244	21.88%
Home equity and improvement	4,688	4.60%	4,988	4.51%	5,181	4.40%	4,739	4.67%	4,393	4.86%
Consumer finance	1,639	2.17%	1,700	2.04%	1,826	2.00%	1,983	2.06%	2,048	2.23%
	$73,217	100.00%	$71,367	100.00%	$74,754	100.00%	$82,079	100.00%	$88,917	100.00%

Key Asset Quality Ratio Trends

	3rd Qtr 2021	2nd Qtr 2021	1st Qtr 2021	4th Qtr 2020	3rd Qtr 2020
Allowance for credit losses / loans*	1.39%	1.33%	1.37%	1.49%	1.63%
Allowance for credit losses / loans excluding PPP loans	1.43%	1.41%	1.49%	1.61%	1.77%
Allowance for credit losses / non-performing assets	121.77%	172.63%	151.47%	157.77%	181.90%
Allowance for credit losses / non-performing loans	122.30%	172.82%	151.64%	158.82%	183.90%
Non-performing assets / loans plus OREO*	1.14%	0.77%	0.90%	0.96%	0.89%
Non-performing assets / total assets	0.81%	0.54%	0.66%	0.72%	0.70%
Net charge-offs / average loans (annualized)	(0.02)%	(0.02)%	(0.01)%	0.05%	0.24%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income decreased $6.7 million in the third quarter of 2021 to $18.3 million from $25.0 million for the same period in 2020.

Service Fees. Service fees and other charges increased by $1.3 million from $4.8 million for the three months ended September 30, 2020, to $6.1 million for the same period in 2021. This increase is due primarily to higher ATM and interchange related fees in the third quarter of 2021 compared to the same quarter in 2020.

Mortgage Banking Activity. Mortgage banking income decreased to $6.2 million in the third quarter of 2021 from $12.0 million in the third quarter of 2020. Mortgage banking gains decreased to $5.4 million in the third quarter of 2021 from $13.8 million in the third quarter of 2020.  This decrease was primarily due to lower saleable volume and hedge costs returning to normal after historically low levels in 2020. Mortgage loan servicing revenue was $1.9 million in the third quarter of both 2021 and 2020.  Amortization of mortgage servicing rights decreased to $1.8 million in the third quarter of 2021 from $2.2 million in the third quarter of 2020.  The Company had a positive change in the valuation adjustment in mortgage servicing assets of $783,000 in the third quarter of 2021 compared with a negative adjustment of $1.7 million in the third quarter of 2020.  These fluctuations have been caused by changes in the level of interest rates and prepayment speeds.

Gain on Sale of Available-for-Sale Securities.  The Company sold available-for-sale securities during the third quarter of 2020 resulting in a gain of $1.5 million compared to minimal activity for the same period in 2021.  The Company sold the securities to exit from fast paying mortgage-backed securities and take advantage of favorable pricing.

Gain on Equity Securities.  Income from the sale of equity securities was $20,000 for the third quarter of 2021 compared to $14,000 in the third quarter of 2020.

Insurance Commissions.  Insurance commissions decreased slightly from $3.7 million in the third quarter of 2020 to $3.5 million in the third quarter of 2021.

Wealth Management Income.  Income from wealth management was $1.3 million for the third quarter of 2021 compared to $1.5 million in the third quarter of 2020.

Bank-Owned Life Insurance.  Income from bank owned life insurance (“BOLI”) increased from $841,000 in the third quarter of 2020 to $947,000 for the same period in 2021 as a result of a $20.0 million premium purchase in the third quarter of 2021.

Other Non-Interest Income.  Other non-interest income declined to $90,000 in the third quarter of 2021 from $654,000 in the same period in 2020.

Non-Interest Expense.

Non-interest expense decreased $4.5 million to $39.0 million for the third quarter of 2021 compared to $43.6 million for the same period in 2020.  The decrease is mainly attributable to a reduction in acquisition related charges.

Compensation and Benefits. Compensation and benefits increased to $23.4 million in the third quarter of 2021, compared to $20.2 million in the third quarter of 2020. This is primarily due to increased health care costs.

Occupancy.  Occupancy expense decreased to $3.7 million in the third quarter of 2021 compared to $4.0 million in the third quarter of 2020.  This decrease was due to the closure of three branches in 2021.

FDIC Insurance Premium.  The premiums on FDIC insurance decreased to $695,000 for the three months ended September 30, 2021 compared to $1.5 million for the third quarter of 2020.  The decrease was due to higher levels of equity at the bank resulting from increased net income.

Financial Institutions Tax.   The Company’s financial institutions tax increased to $1.2 million in the third quarter of 2021 from $1.1 for the third quarter of 2020.  The increase was due to increased equity in 2021 compared to 2020 which is the basis for the tax calculation.

Data Processing.   Data processing costs were $3.4 million in the third quarter of 2021, a decrease of $902,000 from $4.3 million in the third quarter of 2020. The decrease is primarily due to the consolidation of core systems in the second half of 2020.

Amortization of Intangibles.   Expense from the amortization of intangibles decreased to $1.5 million in the third quarter of 2021 from $1.7 million in the third quarter of 2020.   The decrease is primarily related to the runoff of core deposit intangibles over the past year.

Other Non-Interest Expenses. Other non-interest expenses decreased $1.9 million to $5.2 million for the three months ended September 30, 2021 from $7.1 million for the same period in 2020.  This decrease is primarily attributable to prepayment penalties of $1.4 million in the third quarter of 2020 from the early extinguishment of $30 million of fixed rate FHLB advances that had a weighted average rate of 2.0%.

Nine Months Ended September 30, 2021 and 2020

On a consolidated basis, the Company’s net income for the nine months ended September 30, 2021 was $100.7 million compared to income of $32.2 million for the same period in 2020. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2021 were both $2.70, compared to basic and diluted earnings per common share of $0.91 for the same period in 2020.

Net Interest Income.

Net interest income was $170.2 million for the first nine months of 2021 compared with $153.0 million in the first nine months of 2020. Average interest-earning assets increased to $6.7 billion in the first nine months of 2021 compared to $5.8 billion in the first nine months of 2020.  This increase was primarily due to the Merger as well as organic loan growth and an increase in average securities.

For the nine month period ended September 30, 2021, total interest income was $183.1 million compared to $177.1 million for the same period in 2020. Interest expense decreased by $11.2 million to $12.9 million for the nine months ended September 30, 2021, compared to $24.1 million for the same period in 2020.

Net interest margin for the first nine months of 2021 was 3.39%, down 15 basis points from the 3.54% margin reported in the nine month period ended September 30, 2020.  The decline in net interest margin was primarily due to the fall in interest rates year over year along with the Merger.

Provision for Credit Losses

The provision for credit losses on loans and unfunded commitments was a recovery of $9.1 million for the nine months ended September 30, 2021, compared to an expense of $51.0 million for the nine months ended September 30, 2020. The decrease from 2020 was primarily due to the Merger, which added $25.9 million to provision and an additional provision for the anticipated effects of COVID-19 during 2020.  Charge-offs for the nine months of 2021 were $1.4 million and recoveries of previously charged off loans totaled $2.1 million for net recoveries of $689,000. By comparison, $4.9 million of charge-offs were recorded in the same period of 2020 and $3.2 million of recoveries were realized for net charge-offs of $1.7 million.

Non-Interest Income

Total non-interest income increased $120,000 to $62.1 million for the nine months ended September 30, 2021, from $62.0 million recognized for the same period in 2020.

Service Fees. Service fees and other charges were $17.8 million for the first nine months of 2021, an increase of $2.2 million for the same period in 2020.   A full year of income from the Merger in 2021 compared to eight months in 2020 was the primary reason for the increase.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $3.9 million to $18.9 million for the nine months ended September 30, 2021, from $15.6 million for the same period in 2020. Mortgage banking gains decreased $16.5 million to $13.7 million for the first nine months of 2021 from $30.2 million for the same period in 2020.  Mortgage loan servicing revenue increased to $5.7 million in the first nine months of 2021 from $5.4 million for the first nine months of 2020. The amortization of mortgage servicing rights increased from an expense of $5.3 million for the first nine months of 2020 to an expense of $6.1 million for the first nine months of 2021.   This increase was primarily due to the Merger and the fall in interest rates which has caused prepayment speeds to spike.  The Company recorded a positive valuation adjustment of $5.7 million in the first nine months of 2021 compared to a negative adjustment of $7.5 million in the first nine months of 2020.  This increase was mainly due to an increase in interest rates and the subsequent decrease in prepayment speeds.

Insurance Commission Income. Income from the sale of insurance and investment products was $12.4 million in the first nine months of 2021, a decrease of $474,000 from $12.9 million in the first nine months of 2020.

Wealth Management Income. Income in this category was $4.6 million in the first nine months of 2021, compared to $4.4 million in the first nine months of 2020.  The increase was primarily attributable to a full year of income from the Merger in 2021 versus eight months in 2020.

Income from Bank Owned Life Insurance. Income from BOLI increased to $3.0 million in the first nine months of 2021, compared to $2.5 million in the first nine months of 2020.  The increase was primarily due to the receipt of $334,000 in death benefits in the first half of 2021 compared to no such benefits received in 2020. Additional premiums totaling $20.0 million were purchased in the third quarter of 2021.

Other Non-Interest Income. Other non-interest income for the first nine months of 2021 was $2.4 million, up from $2.3 million in the first nine months of 2020 primarily due to a full year of income from the Merger.

Non-Interest Expense

Non-interest expense was $116.2 million for the first nine months of 2021, down from $123.9 million for the same period in 2020.  Merger expenses of $17.3 million in 2020 offset by an increase in compensation and benefits are the primary factors in this decline.

Compensation and Benefits. Compensation and benefits increased to $66.4 million for the nine months ended September 30, 2021, compared to $57.3 million for the same period in 2020. The increase is mainly related to a full year of expense from the Merger along with merit increases, which were offset by a higher level of deferred salary expense related to the increased level of mortgage originations.

Occupancy. Occupancy expense decreased by $206,000 to $11.6 million for the nine months ended September 30, 2021, compared to the same period in 2020. This can be primarily attributed to the closure of three branches in 2021 offset by a full year of expense from the Merger in 2021 compared to eight months in 2020.

Data Processing. Data processing costs were $10.1 million in the first nine months of 2021, down from $11.1 million in same period of 2020.  This is primarily due to the consolidation of core systems in the second half of 2020.

Amortization of Intangibles. Intangible amortization decreased by $56,000 to $4.7 million in the nine months ended September 30, 2021.

Acquisition Related Charges. The Company recorded $17.3 million in acquisition related charges during the first nine months of 2020.  There were no similar charges in 2021.

Other Non-Interest Expenses. Other non-interest expenses increased $1.7 million to $17.7 million for the first nine months of 2021 from $16.0 million for the same period in 2020. This increase is primarily related to volume based fees as a result of increased activity.

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

At September 30, 2021, the Bank had $2.2 billion of on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity.

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

In the first quarter of 2020, the federal banking agencies approved the final rules implementing CECL.  Under the final rules the Company had the ability to phase in the effects of the adoption of CECL, which it chose not to do.  The full effect of the adoption of CECL was absorbed in the Company’s March 31, 2020 capital calculations. The Company met each of the well-capitalized ratio guidelines at September 30, 2021. The following table indicates the capital ratios for the Company (consolidated) and the Bank at September 30, 2021, and December 31, 2020. (in thousands):

	September 30, 2021
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$691,782	10.98%	$283,419	4.5%	N/A	N/A
Premier Bank	$714,406	11.39%	$282,257	4.5%	$407,705	6.5%
Tier 1 Capital
Consolidated	$726,782	10.11%	$287,597	4.0%	N/A	N/A
Premier Bank	$714,406	9.97%	$286,496	4.0%	$358,120	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$726,782	11.54%	$377,892	6.0%	N/A	N/A
Premier Bank	$714,406	11.39%	$376,343	6.0%	$501,790	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$853,696	13.55%	$503,855	8.0%	N/A	N/A
Premier Bank	$791,320	12.62%	$501,790	8.0%	$627,238	10.0%
(1)	Excludes capital conservation buffer of 2.50%

	December 31, 2020
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$624,069	10.40%	$270,017	4.5%	N/A	N/A
Premier Bank	$629,653	10.52%	$269,396	4.5%	$389,128	6.5%

Tier 1 Capital
Consolidated	$659,069	9.76%	$270,072	4.0%	N/A	N/A
Premier Bank	$629,653	9.36%	$269,189	4.0%	$336,487	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$659,069	10.98%	$360,022	6.0%	N/A	N/A
Premier Bank	$629,653	10.52%	$359,195	6.0%	$478,926	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$784,148	13.07%	$480,030	8.0%	N/A	N/A
Premier Bank	$704,586	11.77%	$478,926	8.0%	$598,658	10.0%
(1)	Excludes capital conservation buffer of 2.50%.

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

The table below presents, for the twelve months subsequent to September 30, 2021 and December 31, 2020, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario.  Based on our net interest income simulation as of September 30, 2021, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2021, decreased in the rising rate environment and increased in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2020.

	Impact on Future Annual Net Interest Income
(dollars in thousands)	September 30, 2021		December 31, 2020
Immediate Change in Interest Rates
+200	$2,424	1.13%	$15,215	7.24%
+100	1,406	0.65%	7,908	3.76%
-100	(5,515)	-2.57%	(5,036)	-2.40%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated.  These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted.  Conversely, if the yield curve should steepen, net interest income may increase.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -100 basis points to +400 basis points.  The results of this analysis are reflected in the following tables for the quarter ended September 30, 2021, and the year ended December 31, 2020.

	September 30, 2021
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$1,411,217	$2,984	0.21%
+ 300 bp	1,427,318	19,085	1.36%
+ 200 bp	1,432,528	24,295	1.73%
+ 100 bp	1,429,810	21,577	1.53%
0 bp	1,408,233	—	—
- 100 bp	1,342,490	(65,743)	(4.67)%

	December 31, 2020
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	$1,474,119	$228,654	18.36%
+ 300 bp	1,441,004	195,539	15.70%
+ 200 bp	1,394,640	149,175	11.98%
+ 100 bp	1,335,538	90,073	7.23%
0 bp	1,245,465	—	—
- 100 bp	1,103,896	(141,569)	(11.37)%

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, including this report, is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the SEC, including those disclosure controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed or operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Premier and its subsidiaries are involved in various legal proceedings that arise in the ordinary course of its business. While the ultimate liability with respect to litigation matters and claims cannot be determined at this time, management believes any resulting liability and other amounts relating to pending matters are not likely to be material to the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended September 30, 2021.

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that August Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, June 30, 2021				1,834,434
July 1 - July 31, 2021	1,287	$26.76	—	1,834,434
August 1 - August 31, 2021	189,382	28.92	189,045	1,645,389
September 1 - September 30, 2021	17,827	29.01	17,240	1,628,149
Total	208,496	$28.92	206,285	1,628,149

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

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at September 30, 2021 and December 31, 2020; (ii) Unaudited Consolidated Condensed Statements of Income for the Three and nine months ended September 30, 2021 and 2020; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and nine months ended September 30, 2021 and 2020; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three and nine months ended September 30, 2021 and 2020; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three and nine months ended September 30, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: November 4, 2021	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer

Date: November 4, 2021	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer