Form 10-K
period 2021-12-31
PREMIER FINANCIAL CORP
filed 2022-03-01
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☑	Accelerated filer	☐	Non accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of June 30, 2021, was approximately $1.0 billion.

As of February 23, 2022, there were issued and outstanding 36,436,378 shares of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of the registrant’s shareholders.

Auditor Firm Id:	173	Auditor Name:	Crowe, LLP	Auditor Location:	Grand Rapids, MI USA

Premier Financial Corp.

Annual Report on Form 10-K

PART I

Item 1. Business

Premier Financial Corp. (“Premier” or the “Company”) is a financial holding company that, through its subsidiaries, Premier Bank (the “Bank”), First Insurance Group of the Midwest, Inc. (“First Insurance”), PFC Risk Management Inc. (“PFC Risk Management”) and PFC Capital, LLC ("PFC Capital”) (collectively, “the Subsidiaries”), focuses on traditional banking and property, casualty, life and group health insurance products.

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

Immediately following the Merger, UCFC’s wholly-owned bank subsidiary, Home Savings Bank (“Home Savings”) merged with and into the Bank, with the Bank surviving the Merger (the “Bank Merger”). Immediately prior to the Bank Merger, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the Bank Merger, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers. The Company acquired PFC Capital in the Merger.

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

The Subsidiaries

The Company’s core business operations are conducted through its subsidiaries:

Premier Bank: The Bank was a federally chartered stock savings bank headquartered in Defiance, Ohio until the effective time of the Merger. At the effective time of the Merger, the Bank converted to an Ohio state-chartered bank headquartered in Youngstown, Ohio. The Bank conducts operations through 75 full-service banking center offices, 12 loan offices and two wealth offices located in Ohio, Michigan, Indiana, Pennsylvania and West Virginia.

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

First Insurance Group of the Midwest: First Insurance is a wholly-owned subsidiary of Premier that conducts business throughout Premiers’ markets. First Insurance offers property and casualty insurance, life insurance and group health insurance.

PFC Risk Management: PFC Risk Management is a wholly-owned insurance company subsidiary of the Company that was formed to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. PFC Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer.

PFC Capital: PFC Capital provides mezzanine funding for customers of the Bank. Mezzanine loans are offered by PFC Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the borrowing businesses.

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

Consumer Banking - The Bank offers customers a full range of deposit products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. The Bank offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. The Bank also offers online banking services, which include mobile banking, person-to-person payments (“P2P”), online bill pay, and online account opening as well as the MoneyPass ATM Network offering access to our customers to over 32,000 ATMs nationwide without a surcharge fee.

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

Expansion Opportunities - Premier believes it is well positioned to take advantage of acquisitions or other business expansion opportunities in its market areas, Premier believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. Premier will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well, and has been competing in for a long period of time, as well as surrounding market areas.

Securities

During 2021, Premier’s securities portfolio was managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Executive Officer, Chief Financial Officer, Treasurer and President can each approve transactions up to $3.0 million. Two of the four officers are required to approve transactions between $3.0 million and $25.0 million. All transactions in excess of $30.0 million must be approved by the Bank’s Asset Liability Committee (“ALCO”).

Premier’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.” In addition, Premier held equity securities totaling $14.1 million at December 31, 2021 which must be marked to market through the income statement. Securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet the Company’s liquidity needs.

The carrying value of securities at December 31, 2021, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Yield %	Years	Yield %	Years	Yield %	Years	Yield %	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$—	—	$—	—	$16,008	1.83%	$192,273	1.70%	$208,281	1.71%
CMOs - residential	—	—	904	1.88%	27,482	1.95%	236,155	1.51%	264,541	1.56%
U.S. government and federal agency obligations	519	2.00%	27,704	1.54%	90,567	1.55%	55,854	1.92%	174,644	1.67%
Asset-backed securities	—	—	—	—	14,064	1.17%	207,481	1.26%	221,545	1.25%
Obligations of states and political subdivisions	2,771	2.56%	9,744	3.21%	41,194	2.50%	218,625	2.21%	272,334	2.29%
Corporate bonds			7,108	2.02%	62,900	3.79%	—	—	70,008	3.61%
Total	$3,290		$45,460		$252,215		$910,388		$1,211,353
Unrealized loss on securities available for sale									(5,093)
Total									$1,206,260

The carrying value of investment securities is as follows:

	December 31
	2021	2020	2019
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$174,710	$40,940	$2,524
Obligations of state and political subdivisions	273,202	237,518	95,439
CMOs and mortgage-backed securities	466,919	383,481	173,384
Asset-backed securities	220,536	30,546	—
Corporate bonds	70,893	44,169	12,101
Total	$1,206,260	$736,654	$283,448

For additional information regarding Premier’s investment portfolio, refer to Note 5 – Investment Securities in the Consolidated Financial Statements.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2021, the Company serviced loans totaling $2.9 billion in principal. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to, and then services for, Freddie Mac, Fannie Mae and the FHLB.

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

Lending Activities

General – Financial institutions are limited in the amount of loans they may make to one borrower. At December 31, 2021, the Bank’s limit on loans-to-one borrower was $119.3 million.

Loan Portfolio Composition – The net decrease in net loans receivable over the prior year was $195.1 million for 2021, and net increase of $2.7 billion for 2020, due to the Merger, and $234.6 million for 2019. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in northwest, northeast and central Ohio, northeast Indiana, Morgantown, West Virginia, western Pennsylvania and southeast Michigan market areas. Management has identified lending for income-generating rental properties within commercial real estate as an industry concentration. Total loans for income-generating rental property totaled $1.9 billion at December 31, 2021, which represents 34.1% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Residential real estate	$1,167,466	20.2%	$1,201,051	20.5%	$324,773	11.3%	$322,686	12.1%	$274,862	11.1%
Commercial real estate	2,450,349	42.5%	2,383,001	40.8%	1,506,026	52.4%	1,404,810	52.7%	1,235,221	50.1%
Construction	862,815	15.0%	667,649	11.4%	305,305	10.6%	265,772	10.0%	265,476	10.8%
Total real estate loans	4,480,630	77.7%	4,251,701	72.7%	2,136,104	74.3%	1,993,268	74.8%	1,775,559	72.0%
Other:
Commercial	895,638	15.5%	1,202,353	20.6%	578,071	11.6%	509,577	18.1%	526,142	19.6%
Home equity and improvement	264,354	4.6%	272,701	4.7%	122,864	2.5%	128,152	4.6%	135,457	5.0%
Consumer finance	126,417	2.2%	120,729	2.1%	37,649	0.8%	34,405	1.2%	29,109	1.1%
	1,286,409	22.3%	1,595,783	27.3%	738,584	14.8%	672,134	23.9%	690,708	25.7%
Total loans	5,767,039	100.0%	5,847,484	100.0%	2,874,688	89.1%	2,665,402	98.7%	2,466,267	97.7%
Less:
Undisbursed loan funds	477,890		355,065		94,865		123,293		115,972
Net deferred loan origination fees	(7,019)		1,179		2,259		2,070		1,582
Allowance for credit losses	66,468		82,079		31,243		28,331		26,683
Net loans	$5,229,700		$5,409,161		$2,746,321		$2,511,708		$2,322,030

In addition to the loans reported above, Premier had $162.9 million, $221.6 million, $18.0 million, $6.6 million, and $10.4 million in loans classified as held for sale at December 31, 2021, 2020, 2019, 2018 and 2017, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth the dollar amount of gross loans due more than one year from December 31, 2021, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)
Real estate	$1,868,177	$1,515,498	$3,383,675
Commercial	390,389	191,206	581,595
Other	113,646	3,058	116,704
	$2,372,212	$1,709,762	$4,081,974

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

The following table shows total loans originated, loan reductions, and the net increase in the Company’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2021	2020	2019
	(In Thousands)
Loan originations:
Residential real estate	$947,089	$1,123,587	$358,970
Commercial real estate	539,680	488,898	341,207
Construction	754,757	461,283	112,344
Commercial	626,358	581,858	251,951
Home equity and improvement	156,805	86,740	60,268
Consumer finance	71,937	36,363	18,505
Total loans originated	3,096,626	2,778,729	1,143,245
Loans acquired in acquisitions	—	2,340,701	—
Loans purchased	—	—	—
Loan payoffs, sales and repayments	(3,235,740)	(1,943,026)	(922,564)
Net increase (decrease) in total loans and loans held for sale	$(139,114)	$3,176,404	$220,681

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2021, in dollar amount and as a percentage of Premier’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Residential real estate	$234	0.00%	$5,340	0.10%	$7,487	0.14%	$13,061	0.25%
Commercial real estate	96	0.00%	847	0.02%	7,168	0.14%	8,111	0.16%
Construction	43	0.00%	1,746	0.03%	—	0.00%	1,789	0.03%
Commercial	42	0.00%	35	0.00%	867	0.02%	944	0.02%
Home equity and improvement	1,851	0.04%	408	0.01%	1,634	0.03%	3,893	0.07%
Consumer finance	1,112	0.02%	819	0.02%	1,728	0.03%	3,659	0.07%
Purchase credit deteriorated ("PCD")	225	0.00%	1,005	0.02%	5,996	0.11%	7,226	0.14%
Total Loans	$3,603	0.07%	$10,200	0.20%	$24,880	0.48%	$38,683	0.74%

Overall, the level of delinquencies at December 31, 2021, decreased from the levels at December 31, 2020, when Premier reported that 0.87% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 0.48% at December 31, 2021, down from 0.50% at December 31, 2020. The level of total loans 60-89 days delinquent decreased to 0.20% at December 31, 2021, down from 0.24% at December 31, 2020. The level of loans that were 30 to 59 days past due decreased to 0.07% at December 31, 2021, down from 0.13% at December 31, 2020. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for credit losses. Management believes the improving trends in the economy contributed to the decrease seen in 2021.

Non-performing Assets – All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collectability of additional interest is not expected. Generally, Premier places all loans more than 90 days past due on non-accrual status. Premier also places loans on non-accrual status when the loan is paying as agreed but the Company believes the financial condition of the borrower is such that this classification is warranted. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are generally applied to the outstanding principal balance but may be recorded as interest income, depending on the assessment of the ultimate collectability of the loan. Premier considers a loan is individually evaluated when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Premier measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the individually evaluated loan is less than the recorded investment, Premier will recognize impairment by allocating a portion of the allowance for credit losses on cash flow dependent loans and by charging off the deficiency on collateral dependent loans. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. Premier also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. The balance of real estate owned at December 31, 2021, was $171,000. During 2021, there was $81,000 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition. The balance of real estate owned at December 31, 2020 was $343,000. During 2020, there was $109,000 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition.

As of December 31, 2021, Premier’s total non-performing loans amounted to $48.0 million or 0.91% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $51.7 million or 0.96% of total loans, at December 31, 2020. Non-performing loans are loans which are more than 90 days past due or on non-accrual.

The following table sets forth the amounts and categories of Premier’s non-performing assets (excluding individually evaluated loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Non-performing loans:
Residential real estate	$9,034	$10,178	$2,411	$3,640	$3,037
Commercial real estate	14,621	11,980	7,609	10,357	18,219
Construction	—	806	—	—	—
Commercial	11,531	1,365	2,961	4,500	8,841
Home equity and improvement	2,051	1,537	449	393	590
Consumer finance	1,873	1,624	7	126	28
Purchase Credit Deteriorated ("PCD")	8,904	24,192	—	—	—
Total non-performing loans	48,014	51,682	13,437	19,016	30,715
Real estate owned	171	343	100	1,205	1,532
Total repossessed assets	171	343	100	1,205	1,532
Total non-performing assets	$48,185	$52,025	$13,537	$20,221	$32,247
Restructured loans, accruing	$7,768	$8,486	$11,573	$13,770	$10,544
Total non-performing assets as a percentage of total assets	0.64%	0.72%	0.39%	0.64%	1.08%
Total non-performing loans as a percentage of total loans*	0.91%	0.96%	0.49%	0.75%	1.31%
Total non-performing assets as a percentage of total loans plus other real estate owned*	0.91%	0.96%	0.49%	0.80%	1.37%
Allowance for credit losses as a percent of total non-performing assets	137.94%	157.77%	230.80%	140.11%	82.75%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Allowance for credit losses – Premier maintains an allowance for credit losses to absorb probable current expected losses in the loan portfolio. The allowance for credit loss is made up of two components. The first is a general reserve, which is used to record credit loss reserves for groups of homogenous loans in which the Company estimates the current expected credit losses in the portfolio based on quantitative and qualitative factors. Premier adopted the current expected credit losses (“CECL”) accounting standard in 2020. As a result 2021 and 2020 credit loss and provision are not comparable to years prior to 2020 allowance for loan loss data.

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

At December 31, 2021, Premier’s allowance for credit losses totaled $66.5 million compared to $82.1 million at December 31, 2020. The following table sets forth the activity in Premier’s allowance for credit losses during the periods indicated.

	Years Ended December 31
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Allowance at beginning of year	$82,079	$31,243	$28,331	$26,683	$25,884
Impact of ASC 326 Adoption	—	2,354	—	—	—
Acquisition related allowance for credit loss (PCD)	—	7,698	—	—	—
Provision (benefit) for credit losses	(6,733)	43,154	2,905	1,176	2,949
Charge-offs:
Residential real estate	(110)	(302)	(515)	(261)	(279)
Commercial real estate	(3,776)	(65)	(148)	(1,387)	(429)
Construction	—	(1)	—	—	—
Commercial	(6,958)	(687)	(528)	(724)	(2,301)
Home equity and improvement	(63)	(164)	(245)	(269)	(301)
Consumer finance	(476)	(279)	(289)	(233)	(139)
PCD	(2)	(4,854)	—	—	—
Total charge-offs	(11,385)	(6,352)	(1,725)	(2,874)	(3,449)
Recoveries	2,507	3,982	1,732	3,346	1,299
Net (charge-offs) recoveries	(8,878)	(2,370)	7	472	(2,150)
Ending allowance	$66,468	$82,079	$31,243	$28,331	$26,683
Allowance for credit losses to total non-performing loans at end of year	138.43%	158.82%	232.51%	148.99%	86.87%
Allowance for credit losses to total loans at end of year*	1.26%	1.49%	1.12%	1.12%	1.14%
Net charge-offs (recoveries) for the year to average loans	0.16%	0.05%	—	(0.02)%	0.10%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses decreased in 2021 due to the improvement in the Bank's credit quality and the current economic conditions. Refer to Notes 2 and 7 to the Consolidated Financial Statements for additional information. Management feels that the level of the allowance for credit losses at December 31, 2021, is sufficient to cover losses that may be incurred over the lifetime of loans in the portfolio.

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition” above.

	December 31
	2021		2020		2019		2018		2017
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential real estate	$12,029	20.2%	$17,534	20.5%	$2,867	11.3%	$2,881	12.1%	$2,532	11.1%
Commercial real estate	32,399	42.5%	43,417	40.8%	16,302	52.4%	15,142	52.7%	13,056	50.1%
Construction	3,004	15.0%	2,741	11.4%	996	10.6%	682	10.0%	647	10.8%
Commercial loans	13,410	15.5%	11,665	20.6%	9,003	20.1%	7,281	19.1%	7,965	21.3%
Home equity and improvement loans	4,221	4.6%	4,739	4.7%	1,700	4.3%	2,026	4.8%	2,255	5.5%
Consumer loans	1,405	2.2%	1,983	2.1%	375	1.3%	319	1.3%	228	1.2%
	$66,468	100.0%	$82,079	100.0%	$31,243	100.0%	$28,331	100.0%	$26,683	100.0%

Sources of Funds

General – Deposits are the primary source of Premier’s funds for lending and other investment purposes. In addition to deposits, Premier derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the Federal Home Loan Bank ("FHLB") may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

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

To supplement its funding needs, Premier also has the ability to utilize the national market for certificates of deposit. Premier has used these deposits in the past and could in the future if necessary. Premier had no national market certificates of deposit as of December 31, 2021 or 2020.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$1,676,006	—	$1,311,478	—	$594,785	—
Interest-bearing demand deposits	2,872,755	0.20%	2,240,753	0.49%	1,111,532	0.69%
Savings deposits	770,770	0.02%	626,413	0.03%	299,040	0.05%
Time deposits	968,000	0.79%	1,183,793	1.36%	711,867	2.08%
Totals	$6,287,531	0.21%	$5,362,437	0.66%	$2,717,224	0.83%

The following table sets forth the maturities of Premier’s retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2021 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2022	$48,818
June 30, 2022	36,121
September 30, 2022	23,155
December 31, 2022	9,334
After December 31, 2022	46,218
Total retail certificates of deposit with balances $250,000 or greater	$163,646

For additional information regarding Premier’s deposits see Note 11 to the Consolidated Financial Statements.

Borrowings – The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Premier is authorized to apply for advances, provided certain standards of creditworthiness have been met. At December 31, 2021, Premier could borrow up to $1.4 billion. The Bank had no advances outstanding at December 31, 2021 or 2020. For additional information regarding Premier’s FHLB advances and other debt, see Notes 12 and 14 to the Consolidated Financial Statements.

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

Human Capital

Premier had 1,180 employees at December 31, 2021 (comprised of 90.5% full-time employees and 9.5% part-time employees). None of these employees are represented by a collective bargaining agent, and Premier believes that it maintains good relationships with its personnel. Premier’s talent acquisition processes are designed to attract top talent in the financial services industry and foster an inclusive, respectful and rewarding workplace. All employees receive training on the Company’s Mission, Vision and Core Values. The Company is committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences and continues to explore additional diversity, equity, and inclusion efforts. The Company offers a comprehensive compensation and benefits package to employees designed to attract, retain, motivate, and reward employees. The Company provides health benefits, including medical, dental and vision benefits, short- and long-term disability, and life insurance.

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

Regulation

General – Premier is subject to regulation examination and oversight by the Federal Reserve Board (“Federal Reserve”). The Bank is subject to regulation, examination and oversight by the Ohio Division of Financial Institutions (“ODFI”). The Banks's primary federal regulator is the FDIC. In addition, the Bank is subject to regulations of the Consumer Financial Protection Bureau (“CFPB”) which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations.

Holding Company Regulation – Premier is subject to the requirements of the Bank Holding Company Act of 1956, as amended (“BHC Act”), and examination and regulation by the Federal Reserve. Premier elected to become a financial holding company in 2020. The Federal Reserve has extensive enforcement authority over bank holding companies and financial holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including its banking subsidiaries). In general, the Federal Reserve may initiate enforcement action for violations of laws and regulations and unsafe or unsound practices.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital of at least 8.0% and a leverage ratio of at least 5.0%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2021, the Bank met the capital ratio requirements to be deemed "well-capitalized" according to the guidelines described above. See Note 17 of the Notes to the Consolidated Financial Statements for additional information.

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

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including the Bank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%. The final rule adopted tier 1 capital and the existing leverage ratio into the CBLR framework. The tier 1 numerator took into account the modifications made in relation to the capital simplifications and CECL methodology transition rules as of the compliance dates of those rules. Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintained a leverage ratio of greater than 9.0% were considered to have satisfied the risk‑based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well‑capitalized ratio requirements. A CBLR Bank was required to calculate or report risk‑based capital and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk‑based capital rule. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. This final rule became effective on October 1, 2020. Premier did not utilize the CBLR in assessing capital adequacy.

Dividends – There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions. The Bank paid $35.0 million in dividends to Premier in 2021 and $24.0 million in 2020. First Insurance paid $2.0 million in dividends to Premier in 2021 and $400,000 in dividends in 2020. Premier Risk Management paid $1.8 million in dividends to Premier in 2021 and $1.5 million in dividends in 2020. PFC Capital paid $7.5 million in dividends in 2021.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution quarterly based on risk characteristics of the institution. The FDIC may also impose a special assessment in an emergency situation. Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. On June 30, 2020, the DRR fell below the minimum statutory DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% by September 30, 2028, within eight years of the plan establishment. This restoration plan maintained the scheduled assessment rates for all insured institutions. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on Premier’s financial condition or results of operations on a consolidated basis in 2021.

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

In November 2021, the OCC, the Federal Reserve and the FDIC issued a final rule requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents.

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

The CARES Act amended the loan program of the Small Business Administration (the “SBA”), in which the Bank participates, to create a guaranteed, unsecured loan program known as the Paycheck Protection Program (the “PPP”) to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto. On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

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

COVID-19 has negatively impacted global, national and local economies, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence, generally. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly if businesses are required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19. The pandemic could also affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.

As of December 31, 2021, the Bank holds and services PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. While a large number of our PPP borrowers have applied for or received full or partial forgiveness of their loan obligations we still have credit risk on the remaining PPP loans in the event the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced such loans, including any issue with the eligibility of a borrower to receive funding. We could face additional risks in our administrative capabilities to service our PPP loans and to properly determine loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

COVID-19, the rise of new strains thereof, or a new pandemic could subject us to any of the following risks that cannot be predicted, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•
demand for our products and services may decline, making it difficult to grow assets and income;
•
if the economy is unable to re-open, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
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

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19,including any new variations thereof, or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the U.S. may experience a recession or market correction. Our business could be materially and adversely affected by such recession or market correction.

We continue to closely monitor COVID-19 and related risks as they evolve. To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this item.

Premier’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2021, the Bank’s portfolio of commercial real estate loans totaled $2.5 billion, or approximately 42.5% of total loans. The Bank’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose Premier to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender, including COVID-19, could negatively impact the future cash flows and market values of the affected properties.

At December 31, 2021, the Bank’s portfolio of commercial loans totaled $896,000 million, or approximately 15.5% of total loans. Commercial loans generally expose Premier to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. The Bank’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

Premier targets its business lending towards small- and medium-sized businesses, many of which have fewer financial resources than larger companies and may be more susceptible to economic downturns. If general economic conditions negatively impact these businesses, Premier’s results of operations and financial condition may be adversely affected.

If Premier's actual credit losses exceed its allowance for credit losses, Premier's net income will decrease.

In accordance with U.S. generally accepted accounting principles (“GAAP”), Premier must maintain an allowance for credit losses that it believes is a reasonable estimate of the expected credit losses within the CECL model. Premier's allowance for credit losses is based upon a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and projected economic conditions in the primary lending area, prior experience, possible losses arising from specific problem loans, and management's evaluation of the risks in the current portfolio. However, there are many factors that can result in actual credit losses exceeding the allowance.

For instance, in deciding whether to extend credit or enter into other transactions with customers and counterparties, Premier may rely on information provided to it by customers and counterparties, including financial statements and other financial information. Premier may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Such information may not turn out to be accurate. Further, Premier's loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. As a result, Premier may experience significant credit losses, which could have a material adverse effect on its operating results.

The amount of future losses also is susceptible to changes in economic, operating and other conditions, including changes in unemployment and interest rates that may be beyond management's control, and these losses may exceed current estimates. Further, federal regulatory agencies, as an integral part of their examination process, review Premier's loans and allowance for credit losses and may require that Premier increase its allowance. Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance, which became effective for Premier in the first quarter of 2020. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. That accounting change exposes Premier to increased risk of failure to establish a sufficient allowance due to incorrect or inadequate methodologies and assumptions and the possibility that Premier will need to increase its allowance substantially through an increase to the provision for credit losses, which will adversely affect Premier's net income.

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

Premier’s earnings and cash flows are largely dependent upon its net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Premier’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest Premier receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect Premier’s ability to originate loans and obtain deposits, the fair value of Premier’s financial assets and liabilities, and the average duration of certain assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Premier’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk, especially in light of the continued economic effects of COVID-19, since they represent beneficial interests in structured investments collateralized by residential mortgages. All investment securities are subject to changes in market value due to changing interest rates and implied credit spreads. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on Premier’s results of operations and financial condition.

The Bank originates a significant amount of residential mortgage loans that it sells in the secondary market. The origination of residential mortgage loans is highly dependent on the local real estate market and the current interest rates. Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which Premier reports as mortgage banking income. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated. If this happens, Premier may be required to write down the value of its mortgage servicing rights faster than anticipated, which will increase expense and lower earnings. Accelerated repayments on loans and mortgage-backed securities could result in the reinvestment of funds at lower rates than the loans or securities were paying.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our third party vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares.

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

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or fulfill obligations such as repaying Premier’s borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

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

Competition affects Premier’s earnings.

Premier’s continued profitability depends on its ability to continue to effectively compete to originate loans and attract and retain deposits. Competition for both loans and deposits is intense in the financial services industry. The Company competes in its market area by offering superior service and competitive rates and products. The types of institutions Premier competes with include large regional commercial banks, smaller community banks, savings institutions, mortgage banking firms, credit unions, finance companies, brokerage firms, insurance agencies and mutual funds. As a result of their size and ability to achieve economies of scale, certain of Premier’s competitors can offer a broader range of products and services than the Company can offer. . In addition, an inability to timely adapt to technological advances could pose a risk to the future success of our business operations. Digital or cryptocurrencies, blockchain, and other “fintech” technologies are designed to enhance transactional security and have the potential to disrupt the financial industry, change the way banks do business, and reduce the need for banks as financial deposit-keepers and intermediaries. Consumers may move money out of bank deposits in favor of other investments, including digital or cryptocurrency. Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches. To stay competitive in its market area, Premier may need to adjust the interest rates on its products to match rates of its competition, which could have a negative impact on net interest margin and results of operations.

Negative public opinion could damage our reputation and impact business operations and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social, and governance practices, or from actions taken by government regulators and community organizations in response to any of the foregoing. Negative public opinion could affect our ability to attract or retain clients, could expose us to litigation and regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Premier’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Digital or cryptocurrencies, blockchain, and other “fintech” technologies are being developed to change the way banks operate and are eliminating the need for banks as financial deposit-keepers and intermediaries. Premier may not be able to effectively implement or have the resources to implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could adversely affect Premier’s business, financial condition, or results of operations.

The transition away from The London Interbank Offered Rate (“LIBOR”) as a reference rate for financial contracts could negatively affect Premier’s income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021.

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that after 2021 it would no longer compel banks to submit rates required to calculate LIBOR. On November 30, 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the Federal Reserve jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee ("ARRC") has recommended the use of a Secured Overnight Funding Rate ("SOFR"). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry.

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

The Bank has ceased originating loans, derivative contracts, borrowings and other financial instruments that are directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk for Premier. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from these referencing LIBOR. The transition will change Premier’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, Premier’s failure to adequately manage this transition process with its customers could adversely impact its reputation. Although Premier is currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could have an adverse effect on its business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2021, the Bank conducted its business from its main office at 275 West Federal St., Youngstown, Ohio, and 74 other full-service banking centers and 12 loan offices in Ohio, Indiana, Michigan, Pennsylvania and West Virginia. First Insurance conducted its business from ten offices in Ohio. Premier maintained its headquarters at 601 Clinton St., Defiance, Ohio. A portion of our back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are located in an operations center located at 25600 Elliott Rd., Defiance, Ohio. See Note 9 to the Consolidated Financial Statements for additional information. The Company owns both headquarters, as well as the Defiance Operations Center.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The Nasdaq Global Select Market under the symbol “PFC.” As of February 23, 2022, the Company had approximately 6,820 shareholders of record.

The line graph below compares the yearly percentage change in cumulative total shareholder return on Premier common shares and the cumulative total return of the Nasdaq Composite Index, the SNL Nasdaq Bank Index and the SNL Midwest Bank Index. An investment of $100 on December 31, 2016, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

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

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Premier Financial Corp.	100.00	104.45	100.72	132.98	101.58	141.28
Nasdaq Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW Nasdaq Bank Index	100.00	118.59	97.58	132.84	119.14	164.80
S&P U.S. BMI Banks - Midwest Region Index	100.00	107.46	91.76	119.38	102.64	135.60

Chart Area
Total Return Performance
Premier Financial Corp.
NASDAQ Composite Index
KBW NASDAQ Bank Index
S&P U.S. BMI Banks - Midwest Region Index
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

The following table provides information regarding Premier’s purchases of its common shares during the fourth quarter period ended December 31, 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2021	—		$—	—	1,628,149
November 1 – November 30, 2021	415,742		31.93	415,742	1,212,407
December 1 – December 31, 2021	179,988	(2)	30.43	179,543	1,032,864
Total	595,730		$31.48	595,285	1,032,864

(1)
On January 26, 2021, the Company announced that its Board of Directors authorized a program for the repurchase of up to 2,000,000 shares of outstanding common stock. On January 25, 2022, the Company announced that its Board of Directors approved an increase in the Company’s repurchasing authorization to up to 2,000,000 shares of outstanding common stock. There is no expiration date for the repurchase program.
(2)
Of this amount, 445 shares were obtained in fulfillment of tax obligations from vesting of restricted stock compensation and were not part of the publicly announced repurchase program.

The information set forth under the caption “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  Equity Compensation Plans” of Part III of this Form 10‑K is incorporated herein by reference.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

This annual report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 . These statements may include, but are not limited to, statements regarding projections, forecasts, goals and plans of Premier Financial Corp. and its management, future movements of interests, loan or deposit production levels, future credit quality ratios, future strength in the market area, and growth projections. These statements do not describe historical or current facts and may be identified by words such as “intend,” “intent,” “believe,” “expect,” “estimate,” “target,” “plan,” “anticipate,” or similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “can,” or similar verbs. There can be no assurances that the forward-looking statements included in this report or other publicly available documents will prove to be accurate. In light of the significant uncertainties in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Premier or any other persons, that our objectives and plans will be achieved.

Forward-looking statements involve numerous risks and uncertainties, any one or more of which could affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. These risks and uncertainties include, but not limited to: impacts from the novel coronavirus (COVID-19) pandemic on the economy, financial markets, our customers, and our business and results of operation; changes in interest rates; disruptions in the mortgage market; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty; uncertainty in U.S. fiscal or monetary policy; uncertainty concerning or disruptions relating to tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rate levels; legislative or regulatory rulemaking or actions; capital market conditions; security breaches or unauthorized disclosure of confidential customer or Company information; interruptions in the effective operation of information and transaction processing systems of Premier or Premier’s vendors and service providers; failures or delays in integrating or adopting new technology; the impact of the cessation of LIBOR interest rates and implementation of a replacement rate; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Any one or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the years ended December 31, 2021 and 2020.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

(In Thousands)	December 31, 2021	December 31, 2020
Net interest income (GAAP)	$227,369	$208,005
Add: FTE adjustment	1,013	1,018
Net interest income on a FTE basis (1)	$228,382	$209,023
Noninterest income – less securities gains/(losses) (2)	$75,785	$79,130
Noninterest expense (3)	157,955	165,170
Average interest-earning assets (4)	6,732,178	5,931,965
Ratios:
Net interest margin (1) / (4)	3.39%	3.52%
Efficiency ratio (3) / (1) + (2)	51.93%	57.32%

Non-GAAP Financial Measures – Tangible Book Value

(In Thousands, except per share data)	December 31, 2021	December 31, 2020
Total Shareholders’ Equity (GAAP)	$1,023,496	$982,276
Less: Goodwill	(317,948)	(317,948)
Intangible assets	(24,129)	(30,337)
Tangible common equity (1)	$681,419	$633,991
Common shares outstanding (2)	36,384	37,291
Tangible book value per share (1) / (2)	$18.73	$17.00

Financial Condition

Assets at December 31, 2021 totaled $7.48 billion compared to $7.21 billion at December 31, 2020, an increase of $0.27 billion or 3.7%. The increase in assets was primarily due to an increase in securities offset by a decrease in loans. The net increase was primarily the result of an increase in total deposits of $228.4 million and equity of $41.2 million.

Securities

The securities portfolio increased $482.6 million, or 65.4%, to $1.22 billion at December 31, 2021. This increase is primarily a result of an increase in deposits of $228.4 million and a decrease in gross loans including held for sale of $253.7 million. The increase was partially offset by runoff, sales and amortization. For additional information regarding Premier’s investment securities see Note 5 to the Consolidated Financial Statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, decreased $195.1 million, or 3.6%, to $5.30 billion at December 31, 2021. The decrease was mainly due to a $328.0 million decrease in Paycheck Protection Program (“PPP”) loans offset by an increase of $132.9 million in non-PPP loans. For more details on the loan balances, see Note 7 – Loans Receivable to the Consolidated Financial Statements.

The majority of Premier’s commercial real estate and commercial loans are to small- and mid-sized businesses. The combined commercial and commercial real estate loan portfolios, including PPP, totaled $3.35 billion and $3.59 billion at December 31, 2021 and 2020, respectively, and accounted for approximately 63.3% and 65.3% of Premier’s loan portfolio at the end of those respective periods. Premier believes it has been able to establish itself as a leader in its market area in commercial and commercial real estate lending by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $1.17 billion at December 31, 2021, compared with $1.20 billion at the end of 2020, with the decrease due to payoffs/paydowns in excess of new originations. At the end of 2021, such loans comprised 22.1% of the total loan portfolio, up from 21.9% at December 31, 2020.

Construction loans, which include one-to-four residential family and commercial real estate properties, increased to $384.9 million at December 31, 2021, compared to $312.6 million at December 31, 2020. These loans accounted for approximately 7.3% and 5.7% of the total loan portfolio at December 31, 2021 and 2020, respectively.

Home equity and home improvement loans decreased to $264.4 million at December 31, 2021, from $272.7 million at the end of 2020. At the end of 2021, those loans comprised 5.0% of the total loan portfolio, consistent with 5.0% at December 31, 2020.

Consumer finance loans were $126.4 million at December 31, 2021 up from $120.7 million at the end of 2020. These loans accounted for approximately 2.4% and 2.2% of the total loan portfolio at December 31, 2021 and 2020, respectively.

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

When a collateral dependent loan is downgraded to classified status, the Bank reviews the most current appraisal on file and, if appropriate, based on the Bank’s assessment of the appraisal, such as age, market, etc. the Bank will discount the appraisal amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by the Bank’s estimation of the selling costs. In most instances, if the appraisal is more than twelve to fifteen months old, a new appraisal may be required. Finally, the Bank assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge-off is necessary.

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

Loan modifications constitute a troubled debt restructuring (“TDR”) if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. For loans that are considered TDRs and the balance is over $500,000, the Bank either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a specific reserve in the allowance for credit losses. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged-off. For loans that are considered TDRs and the balance is under $500,000 a specific reserve is carried in the allowance for credit losses based on a general reserve analysis. Loan modifications made as a result of COVID-19 may not be deemed TDR if certain criteria are met based on regulatory guidance. As of December 31, 2021, and December 31, 2020, the Bank had $7.8 million and $7.2 million, respectively, of loans that were still performing and which were classified as TDRs.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individually analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Administration (“SBA”) or Farm Service Agency (“FSA”) guarantees. The specific reserve portion of the ACL was $7.1 million at December 31, 2021, and $4.3 million at December 31, 2020.

The second component is a general reserve, which is used to record credit loss reserves for groups of homogenous loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies. In addition, the future economic environment is incorporated in projections with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast. For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into 13 different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied for ACL. Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate. Commercial credits are comprised of commercial working capital, agriculture production, and other commercial credits. The Company utilizes three different methodologies to analyze loan pools.

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

The quantitative general allowance decreased to $12.3 million at December 31, 2021, from $29.2 million at December 31, 2020, primarily due to the impact of the economic improvement in 2021 after the downturn in 2020 as a result of the COVID-19 pandemic.

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

The qualitative analysis indicated a general reserve of $47.1 million at December 31, 2021, compared to $48.8 million at December 31, 2020. The decrease was mainly due to changes in the economy as a result of the COVID-19 pandemic and subsequent recovery. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review. The economic factors for all loan segments decreased in 2021, primarily due to a recovery in the national economy, a decrease in local unemployment levels and improved uncertainty in global economic conditions. The risk factors for all loan segments except residential increased in 2021 primarily due to the loosening of lending standards. The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.78% for construction loans to 1.59% for home equity/improvement loans at December 31, 2021.

Under CECL, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, as a result of the Merger, the Company acquired PCD loans with a fair value of $79.1 million, a recorded adjustment on yield of $4.1 million and an increase to the ACL of $7.7 million.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs during the year, the Company’s provision for credit losses for the year ended December 31, 2021 was a recovery of $6.7 million. This is compared to an expense of $43.2 million, which included $25.9 million attributable to the Merger, for the year ended December 31, 2020. The ACL was $66.5 million at December 31, 2021, and $82.1 million at December 31, 2020. The ACL represented 1.26% of loans, net of undisbursed loan funds and deferred fees and costs at December 31, 2021, and 1.49% at December 31, 2020. In management’s opinion, the overall ACL of $66.5 million as of December 31, 2021, was adequate to cover anticipated losses over the lifetime of the loans.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. During the year ended December 31, 2021, there were $81,000 in write-downs of real estate held for sale. Management believes that the values recorded at December 31, 2021, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $69.5 million at December 31, 2021, compared to $90.4 million at December 31, 2020, a decrease of $20.9 million, primarily due to improved asset quality and net charge-offs.

The Company’s ratio of ACL to non-performing loans was 138.4% at December 31, 2021, compared to 158.8% at December 31, 2020. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at December 31, 2021, were appropriate. Of the $48.0 million in non-accrual loans at December 31, 2021, $23.1 million or 48.2% are less than 90 days past due.

At December 31, 2021, the Company had total non-performing assets of $48.2 million, compared to $52.0 million at December 31, 2020. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. The OREO balance was $171,000 and $343,000 as of December 31, 2021 and 2020, respectively.

The net charge-offs and non-accrual loan balances as a percentage of total are presented in the table below at December 31, 2021 and 2020.

	For the Year Ended		As of December 31,
	December 31, 2021		2021
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(Dollars In Thousands)
Residential real estate	$(151)	-1.70%	$9,034	19.00%
Commercial real estate	3,338	37.60%	14,621	30.00%
Construction	—	0.00%	—	0.00%
Commercial	5,637	63.49%	11,531	24.00%
Home equity and improvement	(185)	-2.08%	2,051	4.00%
Consumer finance	237	2.67%	1,873	4.00%
PCD	2	0.02%	8,904	19.00%
Total	$8,878	100.00%	$48,014	100.00%

	For the Year Ended		As of December 31,
	December 31, 2020		2020
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(Dollars In Thousands)
Residential	$(39)	-1.65%	$11,043	21.00%
Commercial real estate	(1,287)	-54.30%	12,058	23.00%
Construction	1	0.04%	806	2.00%
Commercial	(1,163)	-49.07%	1,355	3.00%
Home equity and improvement	(98)	-4.14%	1,869	4.00%
Consumer finance	104	4.39%	1,586	3.00%
PCD	4,852	204.73%	22,965	44.00%
Total	$2,370	100.00%	$51,682	100.00%

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential real estate	$12,029	20.2%	$17,534	20.5%
Commercial real estate	32,399	42.5%	43,417	40.8%
Construction	3,004	15.0%	2,741	11.4%
Commercial loans	13,410	15.5%	11,665	20.6%
Home equity and improvement loans	4,221	4.6%	4,739	4.7%
Consumer loans	1,405	2.2%	1,983	2.1%
	$66,468	100.0%	$82,079	100.0%

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

Goodwill and Intangible Assets

Goodwill was $317.9 million at December 31, 2021 and 2020. Core deposit intangibles and other intangible assets decreased to $24.1 million at December 31, 2021, compared to $30.3 million at December 31, 2020, due to the recognition of $6.2 million of amortization. No impairment of goodwill was recorded in 2021 or 2020.

Deposits

Total deposits at December 31, 2021, were $6.28 billion compared to $6.05 billion at December 31, 2020, an increase of $234.3 million, or 3.9%. Noninterest-bearing checking accounts grew by $127.5 million, interest-bearing checking accounts and money markets grew by $325.0 million, savings increased by $104.0 million and retail certificates of deposit decreased by $32.3 million. Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 11 – Deposits to the Consolidated Financial Statements.

Borrowings

Premier did not have any FHLB advances or securities sold with agreements to repurchase at December 31, 2021 or 2020. The increase in deposits allowed the Bank to generally not utilize this source of funds in 2021.

Subordinated Debentures

Subordinated debentures were $85.0 million at December 31, 2021, compared to $84.9 million at December 31 2020. In 2020, the Company issued $50.0 million aggregate principal amount fixed-to-floating rate subordinated notes due in 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. These notes carry a fixed rate of 4.00% for five years then a floating rate equal to the three-month SOFR rate plus 388.5 basis points. The Company may, at its option, redeem the notes, in whole or part, from time to time, subject to certain conditions, beginning on September 30, 2025. The net proceeds of the sale were approximately $48.8 million, after deducting the offering expenses.

Equity

Total stockholders’ equity increased $41.2 million to $1.02 billion at December 31, 2021, compared to $0.98 billion at December 31, 2020. The increase in stockholders’ equity was primarily the result of recording net income of $126.1 million partially offset by the payment of $39.0 million of common stock dividends and the repurchase of 967,000 shares of common stock totaling $29.6 million.

Results of Operations

Summary

Premier reported net income of $126.1 million for the year ended December 31, 2021, compared to $63.1 million and $49.4 million for the years ended December 31, 2020 and 2019, respectively. On a diluted per common share basis, Premier earned $3.39 in 2021, $1.75 in 2020 and $2.48 in 2019. The results for 2020 include eleven months of income and expenses from UCFC compared to twelve in 2021 and none in 2019 as well as $1.01 in Merger-related expense and additional provision cost as a result of the Merger and the adoption of CECL.

Net Interest Income

Premier’s net interest income is determined by its interest rate spread (i.e., the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of average interest-earning assets and interest-bearing liabilities.

Net interest income was $227.4 million for the year ended December 31, 2021, compared to $208.0 million and $115.6 million for the years ended December 31, 2020 and 2019, respectively. The tax-equivalent net interest margin was 3.39%, 3.52% and 3.93% for the years ended December 31, 2021, 2020 and 2019, respectively. The margin decreased 13 basis points between 2021 and 2020 primarily due to the drop in treasury rates along with the declines in the federal funds rates, impacting asset yields more negatively than deposit costs. Interest-earning asset yields decreased 40 basis points (to 3.63% in 2021 from 4.03% in 2020) but the cost of interest- bearing liabilities between the two periods only decreased 36 basis points (to 0.34% in 2021 from 0.70% in 2020).

Total interest income increased by $5.6 million, or 2.4%, to $243.6 million for the year ended December 31, 2021, from $237.9 million for the year ended December 31, 2020. This increase was primarily due to an increase in securities income offset partly by a decrease in loans income. Interest income from loans decreased to $223.8 million for 2021 compared to $225.1 million in 2020, which represents a decrease of 0.6%. The average balance of loans receivable increased $249.3 million to $5.47 billion for 2021, from $5.22 billion for 2020. However, the average yield on loans decreased 0.22% to 4.09% in 2021 from 4.31% in 2020.

During the same period, the average balance of investment securities increased to $1.14 billion in 2021 from $0.54 billion for the year ended December 31, 2020, primarily as a result of increasing deposits and decreasing loans. Interest income from investment securities increased to $19.4 million in 2021 compared to $11.5 million in 2020.

Interest expense decreased by $13.7 million to $16.2 million in 2021 compared to $19.9 million 2020. This decrease was mainly due to a 28 basis point decrease in the average cost of funds in 2021 offset by a $0.42 billion increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $0.56 billion to $4.61 billion in 2021, from $40.5 billion in 2020. Interest expense related to interest-bearing deposits was $13.5 million in 2021 compared to $26.9 million in 2020.

Interest expense on FHLB advances was $23,000 in 2021 and $1.7 million in 2020. The decrease in FHLB advance expense was due to lower utilization in 2021 as a result of increased deposits. Interest expense recognized by the Company related to subordinated debentures was $2.7 million in 2021 and $1.3 million in 2020, with the increase primarily due to the recognition of a full year of expense in 2021 compared to a partial year in 2020.

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

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31
	(Dollars In Thousands)
	2021			2020			2019
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
Interest-Earning Assets:
Loans receivable (4)	$5,473,668	$223,823	4.09%	$5,224,357	$225,179	4.31%	$2,597,864	$130,943	5.04%
Securities (5)	1,135,434	20,346	1.79%	544,643	12,393	2.28%	294,027	9,060	3.08%
Interest-earning deposits	111,433	198	0.18%	124,011	435	0.35%	65,424	1,395	2.13%
FHLB stock	11,643	233	2.00%	38,954	958	2.46%	12,347	653	5.29%
Total interest-earning assets	6,732,178	244,600	3.63%	5,931,965	238,965	4.03%	2,969,662	142,051	4.78%
Noninterest-earning assets	750,400			660,668			314,118
Total Assets	$7,482,578			$6,592,633			$3,283,780
Interest-Bearing Liabilities:
Interest-bearing deposits	$4,611,525	$13,482	0.29%	$4,050,958	$26,918	0.66%	$2,122,439	$22,613	1.07%
FHLB advances	12,586	23	0.18%	187,745	1,691	0.90%	73,013	1,443	1.98%
Subordinated debentures	84,911	2,713	3.20%	48,471	1,300	2.68%	36,083	1,354	3.75%
Other borrowings	52	—	0.75%	6,047	32	0.53%	3,924	25	0.64%
Total interest-bearing liabilities	4,709,074	16,218	0.34%	4,293,221	29,941	0.70%	2,235,459	25,435	1.14%
Noninterest-bearing demand deposits	1,676,006	—	—	1,311,478	—	—	594,785	—	—
Total including non- interest- bearing demand deposits	6,385,080	16,218	0.25%	5,604,699	29,941	0.53%	2,830,244	25,435	0.90%
Other noninterest liabilities	88,461			89,842			47,250
Total Liabilities	6,473,541			5,694,541			2,877,494
Stockholders’ equity	1,009,037			898,092			406,286
Total liabilities and stockholders’ equity	$7,482,578			$6,592,633			$3,283,780
Net interest income; interest rate spread (2)		$228,382	3.29%		$209,024	3.33%		$116,616	3.64%
Net interest margin (3)			3.39%			3.52%			3.93%
Average interest-earning assets to average interest- bearing liabilities			143.0%			138.2%			132.8%

(1)
Interest on certain tax exempt loans and tax-exempt securities in 2021, 2020 and 2019 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
(2)
Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)
Net interest margin is net interest income divided by average interest-earning assets excluding average unrealized gains/losses. See Non-GAAP Financial Measures discussion above for further details.
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

	Year Ended December 31
	(In Thousands)
	2021 vs. 2020			2020 vs. 2019
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(12,042)	$10,686	$(1,356)	$(21,374)	$115,610	$94,236
Securities	(5,564)	13,517	7,953	(2,844)	6,177	3,333
Interest-earning deposits	(189)	(48)	(237)	(1,669)	709	(960)
FHLB stock	(54)	(671)	(725)	(499)	804	305
Total interest-earning assets	$(17,849)	$23,484	$5,635	$(26,386)	$123,300	$96,914
Interest-Bearing Liabilities
Deposits	$(17,063)	$3,627	$(13,436)	$(10,774)	$15,079	$4,305
FHLB advances	(91)	(1,578)	(1,669)	(1,102)	1,351	249
Subordinated Debentures	442	971	1,413	(446)	392	(54)
Notes Payable	—	(32)	(32)	(5)	12	7
Total interest- bearing liabilities	$(16,712)	$2,988	$(13,724)	$(12,327)	$16,834	$4,507
Increase in net interest income			$19,359			$92,407

(1)
The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for credit losses – Premier’s provision for credit losses was a recovery of $7.1 million for the year ended December 31, 2021, compared to an expense $44.3 million for 2020 and $2.9 million for 2019. The increase in provision for 2020 included $25.9 million related to acquisition accounting under CECL for the Merger with the remaining increase generally due to the larger loan portfolio post-Merger and the impact of the COVID-19 pandemic. The decrease for 2021 is primarily due to improved conditions as the economy and credit environment recovers from the COVID-19 pandemic.

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

Noninterest Income – Noninterest income decreased by $727,000, or 0.9%, to $80.0 million in 2021 primarily due to a decrease in mortgage banking income mostly offset by increases in services fees, security gains and BOLI income. Noninterest income increased by $35.7 million, or 79.5%, in 2020 to $80.7 million up from $45.0 million for the year ended December 31, 2019. The increase is primarily due to the Merger with 11 months of combined operations in 2020 compared to none in 2019.

Service fees and other charges increased to $24.2 million for the year ended December 31, 2021, from $21.4 million for 2020 and from $14.0 million in 2019. The increase in service fees and other charges in 2021 is primarily due to higher volumes as a result of the economic recovery. The increase in service fees and other charges in 2020 is primarily due to the Merger.

Noninterest income also includes gains, losses and impairment on investment securities. In 2021, Premier recognized $4.2 million of securities gains compared to $1.6 million in 2020 and $24,000 in 2019.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $21.9 million, $28.2 million and $9.5 million in 2021, 2020 and 2019, respectively. The $6.3 million decrease in 2021 from 2020 is primarily attributable to a decrease in the gain on sale of loans of $19.9 million offset partly by a $13.8 million positive change in the valuation adjustments on mortgage servicing rights. Premier originated less residential mortgages for sale into the secondary market in 2021 compared with 2020 as long term interest rates stabilized resulting in less refinance activity. The balance of the mortgage servicing right valuation allowance was $2.7 million at the end of 2021.

The $18.7 million increase in mortgage banking income in 2020 from 2019 was primarily attributable to an increase in the gain on sale of loans of $20.5 million and a $3.5 million increase in mortgage servicing revenue offset by an increase of $5.7 million in mortgage servicing rights amortization expense and a $7.7 million negative change in the valuation adjustments on mortgage servicing rights. Premier originated more residential mortgages for sale into the secondary market in 2020 compared with 2019 as a result of the

Merger and due to increased refinance activity as long term interest rates fell in 2020. The balance of the mortgage servicing right valuation allowance was $8.5 million at the end of 2020.

Gains on the sale of non-mortgage loans, which include SBA and FSA loans, totaled $0 in 2021 compared to $324,000 in 2020 and $226,000 in 2019. Fluctuations in the volume of eligible SBA loans were the reasons for the difference in income year to year to year.

Insurance commission income decreased to $15.8 million in 2021, down $1.0 million from $16.8 million in 2020 primarily due to lower contingent commissions. Insurance commission income increased to $16.8 million in 2020, up $2.7 million from $14.1 million in 2019 primarily as a result of the Merger.

Income from bank owned life insurance (“BOLI”) increased $1.8 million in 2021 to $5.1 million up from $3.3 million in 2020 primarily due to claim gains. Income in 2019 was $2.2 million.

Wealth income decreased $132,000 to $6.0 million in 2021 from $6.2 million in 2020. Wealth income increased $3.1 million to $6.2 million in 2020 up from $3.1 million in 2019 primarily due to the Merger.

Other noninterest income decreased to $2.8 million in 2021 compared to $3.0 million in 2020. Other noninterest income increased $1.2 million to $3.0 million in 2020 compared to $1.8 million in 2019 primarily due to the Merger.

Noninterest Expense – Total noninterest expense for 2021 was $158.0 million compared to $165.2 million for the year ended December 31, 2020, and $97.1 million for the year ended December 31, 2019. The increase from 2019 is primarily due to the Merger with 12 months of combined operations in 2021 compared to none in 201. The decrease from 2020 is primarily due to $19.5 million of costs related to the Merger in 2020 mostly offset by increases in compensation and other non-interest expenses.

Compensation and benefits increased $13.4 million, or 17.4%, to $90.6 million in 2021 from $77.2 million in 2020. The increase is mainly related to increased staffing, merit increases and increases in health care. Occupancy expense decreased $819,000, to $15.5 million in 2021 compared to $16.3 million in 2019 and data processing expense decreased $1.3 million to $13.6 million in 2021 from $14.9 million in 2020. Other noninterest expenses increased $1.8 million to $25.1 million in 2021 from $23.3 million in 2020.

Compensation and benefits increased $20.0 million, or 35.1%, to $77.2 million in 2020 up from $57.2 million in 2019. The increase is mainly attributable to an increase in staff from the Merger. Merger costs related to the acquisition and integration of UCFC increased $18.1 million to $19.5 million for 2020 compared to $1.4 million in 2019. The amortization of intangibles increased $5.3 million to $6.4 million at the end of 2020 compared to $1.1 million in 2019 as a result of an increase in intangibles from the Merger. Occupancy expense increased $7.3 million, to $16.3 million in 2020 compared to $9.0 million in 2019, financial institutions tax increased $2.0 million to $4.2 million in 2020 from $2.2 million in 2019 and data processing expense increased $6.8 million to $14.9 million in 2020 from $8.1 million in 2019. The FDIC insurance premium increased to $3.4 million from $484,000 as a result of the Merger and an increase in assets from the (“PPP”) lending program. Other noninterest expenses increased $5.7 million to $23.3 million in 2020 from $17.6 million in 2019.

Income Taxes – Income taxes totaled $30.4 million in 2021 compared to $16.2 million in 2020 and $11.3 million in 2019. The effective tax rates for those years were 19.4%, 20.4%, and 18.6%, respectively. The tax rate is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes to the Consolidated Financial Statements for further details.

Concentrations of Credit Risk

Financial institutions such as Premier generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. As of December 31, 2021. Premier’s loan portfolio was concentrated geographically in its northeast, northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has also identified lending for income-generating rental properties within commercial real estate as an industry concentration. Total loans for income-generating rental property totaled $2.0 billion at December 31, 2021, which represents 37.4% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.01% at December 31, 2021. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash (used in) generated from operating activities was $165.9 million, ($55.6) million and $39.7 million in 2021, 2020 and 2019, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for credit losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities. The negative cash from operating activities in 2020 was primarily due to the Company’s decision to originate and sell construction loans held for sale for the first time. Due to the time it takes to complete the construction and sell the loans, the cash used in the origination of loans held for sale greatly exceeded the proceeds from the sale of loans held for sale. Since this is strictly a timing difference, the Company was comfortable paying out dividends on its common stock in 2020 even with the negative cash provided by operating activities.

The primary investing activity of Premier is lending and the purchase of available-for-sale securities, which are funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. The net cash used for investing activities was $333.5 million, $541.9 million and $225.3 million in 2021, 2020 and 2019, respectively.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. The net cash provided by financing activities was $169.9 million, $625.5 million and $218.0 million in 2021, 2020 and 2019, respectively. For additional information about cash flows from Premier’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows and related Notes included in the Consolidated Financial Statements.

At December 31, 2021, Premier had the following commitments to fund deposits, borrowing obligations, leases and post-retirement benefits:

	Maturity Dates by Period at December 31, 2021
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Certificates of deposit	$800,123	$529,525	$222,993	$47,575	30
Subordinated debentures	84,976	—	—	—	—
Lease obligations	22,164	2,547	3,953	2,773	12,891
Post-retirement benefits	1,013	191	419	403	—
Total contractual obligations	$908,276	$532,263	$227,365	$50,751	$12,921

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2021, Premier had additional borrowing capacity of $1.4 billion under its agreements with the FHLB.

The Bank is subject to various capital requirements. At December 31, 2021, the Bank had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about Premier and the Bank’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated Financial Statements.

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

Goodwill and Intangibles - Premier has two reporting units: the Bank and First Insurance. At December 31, 2021, Premier had goodwill of $317.9 million, including $295.6 million in the Bank and $22.3 million in First Insurance. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Premier evaluated goodwill as of December 31, 2021 and resulted in no additional testing or impairment. If, for any future period Premier determines that there has been impairment in the carrying value of goodwill balances, Premier will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

Premier has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. Premier determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2021 and 2020

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents, for the twelve months subsequent to December 31, 2021, and December 31, 2020, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario of a static balance sheet. The Company did not complete an earnings at risk analysis for the down 200 basis point change in rates as of December 31, 2021 or December 31, 2020.

	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2021	December 31, 2020
Immediate Change in Interest Rates
+200	9.66%	7.24%
+100	4.82%	3.76%
-100	-3.21%	-2.40%

The results of all the simulation scenarios are within the Board mandated guidelines as of December 31, 2021. Management reviews the Board policy limits in all scenarios to determine if they are adequate and if any changes should be made to Board mandated guidelines.

In addition to the simulation analysis, the Bank also prepares an economic value of equity (“EVE”) analysis. This analysis generally calculates the net present value of the Bank’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. However, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2021, was considered to be unlikely given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

	December 31, 2021	December 31, 2020

	Economic Value of Equity	Economic Value of Equity
Change in Rates	% Change	% Change

+ 400 bp	7.01%	18.36%
+ 300 bp	6.61%	15.70%
+ 200 bp	5.39%	11.98%
+ 100 bp	3.10%	7.23%
0 bp	—	—
- 100 bp	(6.83)%	(11.37)%

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

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in this Item 8.

/s/ Gary M. Small	/s/ Paul Nungester
Gary M. Small	Paul Nungester
Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Premier Financial Corp.

Defiance, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Premier Financial Corp. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans Receivable (“ACL”) – Qualitative Factors

As described in Notes 2 and 7 to the financial statements, the Company recognizes expected credit losses over the contractual lives of financial assets carried at amortized cost, including loans receivable, utilizing the Current Expected Credit Losses (“CECL”) methodology. The ACL was $66,468,000 at December 31, 2021, and consists of two components: a specific reserve based on the analysis of individually evaluated loans, and a general reserve which represents current expected credit losses on homogeneous loans (“general reserve”). The general reserve includes amounts from both a quantitative and a qualitative analysis. The Company has segregated the portfolio into segments with similar risk characteristics and generally uses two methodologies, discounted cash flow and probability of default/loss given default, to determine the quantitative factors.

Determination of the qualitative factors, which are added to the quantitative factors to adjust the general reserve for the current environment, incorporates subjective factors, including current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, nature or volume of the Company’s financial assets, changes in experience in staff, and environmental conditions, such as changes in unemployment rates, property values and other external factors, such as regulatory, legal and technological environments. We have identified auditing the qualitative factors as a critical audit matter as management’s determination of the qualitative factors is subjective and involves significant management judgments; and our audit procedures related to the qualitative factors involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls over the evaluation of the support used to estimate the qualitative factors, including controls addressing:

o
Management’s review of the relevance and reliability of data inputs used as the basis for the qualitative factors.
o
Management’s review of the reasonableness of significant judgments and assumptions used to develop the qualitative factors.
o
Management’s review of the mathematical accuracy of the qualitative factors calculation.

•
Substantively testing management’s determination of the qualitative factors, including evaluating their judgments and assumptions including:

o
Testing management’s process for developing the qualitative factors and assessing the relevance and reliability of data used to develop the adjustments, including evaluating their significant judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether significant judgments and assumptions were applied consistently from period to period.
o
Analytically evaluating the qualitative factors for directional consistency and reasonableness.
o
Testing the mathematical accuracy of the qualitative factors used in the general reserve.

We have served as the Company's auditor since 2005.

/s/ Crowe LLP
Crowe LLP
Grand Rapids, Michigan
March 1, 2022

Premier Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in Thousands, except per share data)

	December 31
	2021	2020
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$54,858	$79,593
Interest-bearing deposits	106,708	79,673
	161,566	159,266
Securities available-for-sale, carried at fair value	1,206,260	736,654
Equity securities, carried at fair value	14,097	1,090
	1,220,357	737,744
Loans held for sale, at fair value at December 31, 2021	162,947	221,616
Loans receivable, net of allowance for credit losses of $66,468 and $82,079 at December 31, 2021 and 2020, respectively	5,229,700	5,409,161
Mortgage servicing rights	19,538	13,153
Accrued interest receivable	20,767	25,434
Federal Home Loan Bank (FHLB) stock	11,585	16,026
Bank owned life insurance	166,767	144,784
Premises and equipment	55,602	58,665
Real estate and other assets held for sale (OREO)	171	343
Goodwill	317,948	317,948
Core deposit and other intangibles	24,129	30,337
Other assets	90,325	77,257
Total assets	$7,481,402	$7,211,734
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,724,772	$1,597,262
Interest-bearing	4,557,279	4,450,579
Total	6,282,051	6,047,841
Subordinated debentures	84,976	84,860
Advance payments by borrowers	24,716	21,748
Reserve for credit losses - unfunded commitments	5,031	5,350
Other liabilities	61,132	69,659
Total liabilities	6,457,906	6,229,458
Commitments and Contingent Liabilities (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 36,383,613 and 37,291,480 shares outstanding, respectively	306	306
Additional paid-in capital	691,132	689,390
Accumulated other comprehensive (loss)/income, net of tax of $(912) and $3,988, respectively	(3,428)	15,004
Retained earnings	443,517	356,414
Treasury stock, at cost, 6,913,647 and 6,005,780 shares respectively	(108,031)	(78,838)
Total stockholders’ equity	1,023,496	982,276
Total liabilities and stockholders’ equity	$7,481,402	$7,211,734
See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31
	2021	2020	2019
Interest Income
Loans	$223,787	$225,084	$130,853
Investment securities:
Tax-exempt	3,898	3,509	4,883
Taxable	15,471	7,960	3,300
Interest-bearing deposits	198	435	1,395
FHLB stock dividends	233	958	653
Total interest income	243,587	237,946	141,084
Interest Expense
Deposits	13,482	26,918	22,613
Federal Home Loan Bank advances and other	23	1,691	1,443
Subordinated debentures	2,713	1,300	1,354
Securities sold under agreement to repurchase	—	32	25
Total interest expense	16,218	29,941	25,435
Net interest income	227,369	208,005	115,649
Credit loss (benefit) expense - loans and leases (1)	(6,733)	43,154	2,905
Credit loss (benefit) expense - unfunded commitments (1)	(319)	1,096	(21)
Net interest income after provision for credit losses	234,421	163,755	112,765
Non-interest Income
Service fees and other charges	24,168	21,369	14,028
Mortgage banking income	21,925	28,199	9,483
Insurance commissions	15,780	16,788	14,118
Gain on sale of non-mortgage loans	—	324	226
Gain on sale of securities available for sale	2,218	1,464	24
Gain on equity securities	1,954	90	—
Wealth management income	6,027	6,159	3,127
Income from Bank Owned Life Insurance	5,121	3,306	2,158
Other non-interest income	2,764	2,985	1,792
Total non-interest income	79,957	80,684	44,956
Non-interest Expense
Compensation and benefits	90,646	77,213	57,175
Occupancy	15,501	16,320	9,027
FDIC insurance premium	2,896	3,355	484
Financial institutions tax	4,079	4,173	2,194
Data processing	13,550	14,886	8,055
Acquisition related charges	—	19,485	1,422
Amortization of intangibles	6,208	6,449	1,119
Other non-interest expense	25,075	23,289	17,608
Total non-interest expense	157,955	165,170	97,084
Income before income taxes	156,423	79,269	60,637
Federal income taxes	30,372	16,192	11,267
Net Income	$126,051	$63,077	$49,370
Earnings per common share (Note 4)
Basic	$3.39	$1.75	$2.49
Diluted	$3.39	$1.75	$2.48

(1)
Beginning January 1, 2020, calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31
	2021	2020	2019
Net income	$126,051	$63,077	$49,370
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(21,967)	14,431	8,754
Reclassification adjustment for (gains) losses realized in income	(2,218)	(1,464)	(24)
Net unrealized gains (losses)	(24,185)	12,967	8,730
Income tax effect	5,079	(2,723)	(1,834)
Net of tax amount	(19,106)	10,244	6,896
Change in cash flow hedge derivatives:
Unrealized holding gains (losses) on balance sheet swap	3,025	14,431	8,754
Reclassification adjustment for cash flow hedge derivative (gains) losses included in income	(2,172)	—	(24)
Net unrealized gains (losses)	853	14,431	8,730
Income tax effect	(179)	(2,723)	(1,834)
Net of tax amount	674	11,708	6,896
Change in unrealized gain/(loss) on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	13	195	(310)
Net amortization and deferral	(13)	13	14
Net gain (loss) activity during the period	—	208	(296)
Income tax effect	—	(43)	143
Net of tax amount	—	165	(153)
Total other comprehensive income (loss)	(18,432)	10,409	6,743
Comprehensive income	$107,619	$73,486	$56,113

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

	Preferred Stock	Common Stock Shares(1)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholder’s Equity
Balance at December 31, 2018	$—	20,171,392	$127	$161,593	$(2,148)	$295,588	$(55,571)	$399,589
Net income						49,370		49,370
Other comprehensive loss					6,743			6,743
Deferred compensation plan				(80)			158	78
Stock based compensation expense				286				286
Shares issued under stock option plan, net of 178 repurchased and retired		19,022		(32)		(5)	226	189
Restricted share activity under stock incentive plans net of 27,728 repurchased and retired		51,194		117		(154)	597	560
Shares issued from direct stock sales		4,255		71			52	123
Shares repurchased		(515,977)					(15,147)	(15,147)
Common stock dividends paid ($0.79 per share)						(15,624)		(15,624)
Balance at December 31, 2019	$—	19,729,886	$127	$161,955	$4,595	$329,175	$(69,685)	$426,167
Net income						63,077		63,077
Other comprehensive income					10,409			10,409
Adoption of ASC 326						(2,566)		(2,566)
Deferred compensation plan		7,524		24			(24)	—
Stock based compensation expense				2,312				2,312
Capital stock issuance related to acquisition		17,926,174	179	527,132				527,311
Vesting of incentive plans		39,548		(1,864)			493	(1,371)
Shares issued under stock option plan, net		11,408		(122)			122	—
Restricted share issuance		13,349		198		(374)	176	—
Restricted share forfeitures		(2,265)		13			(13)	—
Shares issued from direct stock sales		1,148					18	18
Shares repurchased		(435,292)					(10,183)	(10,183)
Common stock dividends paid ($0.88 per share)						(32,898)		(32,898)
Other, net				(258)			258	—
Balance at December 31, 2020	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276
Net income					—	126,051		126,051
Other comprehensive loss					(18,432)			(18,432)
Deferred compensation plan		7,911		(30)			30	—
Stock based compensation expense				2,827				2,827
Vesting of incentive plans		31,597		(507)			507	—
Shares exercised under stock option plan, net		600					8	8
Restricted share issuance		43,460		(568)			568	—
Restricted share forfeitures		(24,299)		20			(723)	(703)
Shares repurchased		(967,136)					(29,583)	(29,583)
Common stock dividends paid ($1.05 per share)						(38,948)		(38,948)
Balance at December 31, 2021	$—	36,383,613	$306	$691,132	$(3,428)	$443,517	$(108,031)	$1,023,496

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2021	2020	2019
Operating Activities
Net income	$126,051	$63,077	$49,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(7,052)	44,250	2,905
Depreciation	6,306	6,512	4,231
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	(284)	(5,157)	730
Amortization of mortgage servicing rights, net of impairment charges/recoveries	2,086	15,456	2,043
Amortization of intangibles	6,208	6,449	1,119
Mortgage banking gain, net	(16,437)	(36,683)	(7,932)
Loss on sale or disposals or write-downs of property, plant and equipment	—	—	10
Gain/loss on sale / write-down of real estate and other assets held for sale	(6)	(10)	180
Gain on sale of available for sale securities	(2,218)	(1,464)	(24)
Gain on equity securities	(1,954)	(90)	—
Change in deferred taxes	5,393	(9,781)	(419)
Proceeds from sale of loans held for sale	867,522	847,141	302,554
Origination of loans held for sale	(800,887)	(967,861)	(308,434)
Stock based compensation expense	2,827	2,312	286
Restricted stock forfeits for taxes and option exercises	(703)	(1,371)	560
Excess tax benefit (expense) on stock compensation plans	—	—	(108)
Income from bank owned life insurance	(5,121)	(3,306)	(2,158)
Changes in:
Accrued interest receivable and other assets	(5,755)	(14,729)	(6,916)
Other liabilities	(10,813)	(363)	1,688
Net cash provided by operating activities	165,163	(55,618)	39,685
Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	—	—	120
Proceeds from maturities, calls and paydowns of available-for-sale securities	149,197	124,731	49,104
Proceeds from sale of available-for-sale securities	158,012	52,420	2,667
Proceeds from sale of OREO	488	1,081	1,262
Purchases of available-for-sale securities	(806,083)	(362,426)	(33,463)
Purchases of equity securities	(11,053)	(1,000)	—
Purchases of office properties and equipment	(3,023)	(5,361)	(3,134)
Investment in bank owned life insurance	(18,307)	—	(6,600)
Proceeds from bank owned life insurance death benefit	1,445	—	874
Net change in Federal Home Loan Bank stock	4,441	8,642	2,302
Net cash received (paid) in acquisitions	—	52,448	(1,600)
Proceeds from sale of non-mortgage loans	—	5,241	21,239
Net increase (decrease) in loans receivable	192,069	(417,630)	(258,119)
Net cash used in investing activities	(332,814)	(541,854)	(225,348)
Financing Activities
Net increase in deposits and advance payments by borrowers	238,474	1,088,832	251,282
Net change in Federal Home Loan Bank advances	—	(466,063)	(126)
Proceeds from subordinated debentures	—	48,777	—
Decrease in securities sold under repurchase agreements	—	(2,999)	(2,742)
Cash dividends paid on common stock	(38,948)	(32,898)	(15,624)
Net cash paid for repurchase of common stock	(29,583)	(10,183)	(15,147)
Proceeds from exercise of stock options	8	—	189
Proceeds from direct stock sales	—	18	123
Net cash provided by financing activities	169,951	625,484	217,955
Increase (decrease) in cash and cash equivalents	2,300	28,012	32,292
Cash and cash equivalents at beginning of period	159,266	131,254	98,962
Cash and cash equivalents at end of period	$161,566	$159,266	$131,254
Supplemental cash flow information:
Interest paid	$16,357	$30,536	$25,348
Income taxes paid	27,055	32,390	11,200
Transfer from other liability to equity	—	—	—
Transfers from held to maturity securities to available for sale securities	—	—	404
Transfers from loans to other real estate owned and other assets held for sale	220	192	337
Initial recognition of right-of-use asset	500	10,106	8,808
Initial recognition of lease liability	500	10,254	9,339
Initial recognition ASU 326	—	2,566	—

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

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, the Bank, First Insurance Group of the Midwest, Inc. (“First Insurance”), PFC Risk Management Inc. (“PFC Risk Management”), and PFC Capital, LLC (“PFC Capital”). All significant intercompany transactions and balances are eliminated in consolidation.

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

Immediately following the Merger, UCFC’s wholly-owned bank subsidiary, Home Savings Bank (“Home Savings”) merged with and into the Bank, with the Bank surviving the Merger (the "Bank Merger"). Immediately prior to the Bank Merger, the Bank converted from a federal thrift into an Ohio state-chartered bank. In addition, immediately following the Bank Merger, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged into First Insurance, with First Insurance surviving the mergers. Premier also acquired PFC Capital in the Merger.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income are reported net of tax. See also Notes 5, 16 and 25 and the Consolidated Statements of Comprehensive Income.

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

Quarterly, the Company evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, the Company performs further analysis. See to Footnote 5 - Investment Securities for further discussion.

Equity Securities

These securities are reported at fair value utilizing Level 1 inputs where the Company obtains fair value measurement from a broker.

FHLB Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2021 and 2020, the Company held $11.6 million and $16.0 million, respectively, at the FHLB of Cincinnati.

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

Loans that do not share risk characteristics are evaluated on an individual basis and included in the collective evaluation. A loan is individually analyzed when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. Loans, for which terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. When a loan is considered individually analyzed, an analysis of the net present value of estimated cash flows is performed and an allowance may be established based on the outcome of that analysis, or if the loan is deemed to be collateral dependent an allowance is established based on the fair value of collateral. All modifications are reviewed by the bank’s Chief Credit Officer or Chief Credit Administration Officer to determine whether or not the modification constitutes a troubled debt restructure. Commercial and commercial real estate loan relationships greater than $500,000 are individually evaluated. If a loan is individually analyzed, a portion of the allowance is allocated so that the loan is reported net of the allowance allocation which is determined based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loan relationships less than $500,000 are aggregated by loan segment and risk level and given a specific reserve based on the general reserve factor for that loan segment and risk level. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated, and accordingly, they are not separately identified for disclosure.

Troubled Debt Restructurings (“TDR”): A loan for which terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flow at the original interest rate of the loan. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for credit losses on loans individually identified. The Company incorporates recent historical experience related to TDRs including the performance of TDRs that subsequently default into the calculation of the allowance by loan portfolio segment. See Footnote 7 – Loans for further discussion on TDRs.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type, loan terms, year of origination and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $7.6 million, $7.3 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

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

Interest Rate Swaps

The Company periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than the Company is willing to extend. The Company then enters into a reciprocal swap agreement with a third party that offsets the interest rate risk from the interest rate swap extended to the customer. The interest rate swaps are derivative instruments which are carried at fair value on the statement of financial condition. The Company uses an independent third party to perform a market valuation analysis for both swap positions.

The Company also enters into cash flow hedge derivative instruments to hedge the risk of variability in cash flows (future interest payments) attributable to changes in contractually specified LIBOR benchmark interest rate on the Company's floating rate loan pool. the Company uses an independent third party to perform a market valuation analysis for the derivatives.

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

Quantitative thresholds as stated in FASB ASC Topic 280, Segment Reporting are monitored. For the year ended December 31, 2021, the reported revenue for First Insurance was 5.5% of total revenue for Premier. Total revenue includes interest income plus noninterest income. Net income for First Insurance for the year ended December 31, 2021, was 2.2% of consolidated net income. Total assets of First Insurance at December 31, 2021, were 0.5% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s statement of income as components of noninterest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposit accounts that are within the scope of ASC 606 were $11.2 million in 2021, $10.2 million in 2020 and $7.1 million in 2019. Income from services charges on deposit accounts is included in service fees and other charges in noninterest income.
•
Interchange income - this represents fees earned from debit and credit cardholder transactions. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees were $10.9 million in 2021, $9.3 million in 2020 and $4.7 million in 2019, which are reported net of network related charges. Interchange income is included in service fees and other charges in noninterest income.
•
Wealth management income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, and fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenues from wealth management were $6.0 million, $6.2 million and $3.1 million in 2021, 2020 and 2019, respectively, and are included in in total noninterest income.
•
Gain/loss on sales of other real estate owned (“OREO”) - the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO were a gain of $3,000 in 2021, and losses of $19,000 in 2020 and $108,000 in 2019. Income from the gain or loss on sales of OREO is included in total noninterest income.

•
Insurance commissions - this represents new commissions that are recognized when the Company sells insurance policies to customers. The Company is also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (e.g., when customer renews the policy). Contingent commission is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved. Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, the Company may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs. Management views the income sources from insurance commissions in two categories: (i) new/renewal commissions and (ii) contingent commissions. Insurance commissions were $15.8 million for 2021, of which $14.7 million were new/renewal commissions and $1.1 million were contingent commissions. In 2020, insurance commissions were $16.8 million, of which $15.4 million were new/renewal commissions and $1.4 million were contingent commissions. In 2019, insurance commissions were $14.1 million, of which $13.2 million were new/renewal commission and $921,000 were contingent commissions.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet. The Company adopted this guidance in the first quarter of 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related non-lease components as a single lease component. The Company also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are twelve months or less. Implementation of the guidance resulted in the recording of a right-of-use asset of $8.8 million and a lease liability of $9.3 million as of January 1, 2019. See additional disclosures in Note 9.

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

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-4, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rates expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to adoption of alternative reference rates which include Secured Overnight Financing Rate (“SOFR”), American Interbank Offered Rate ("Ameribor"), and Bloomberg Short-Term Bank Yield Index ("BSBY"). The Company identified loans that renewed prior to 2021 and obtained updated reference rate language at the time of renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. Additionally, the Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. Legacy LIBOR-based loans will be transitioned to an alternative reference rate on or before June 30, 2023. The amendments in these updates are elective, are only available from March 12, 2020 until December 31, 2022 and their application did not have a material effect on the Company.

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

The Company completed the Merger with UCFC and its subsidiaries January 31, 2020. Immediately following the Merger, Home Savings was merged with and into the Bank, with the Bank surviving. In addition, UCFC’s wholly-owned insurance subsidiaries, HSB Insurance, LLC, and United American Financial Services, Inc., each merged with and into First Insurance. UCFC’s consolidated assets and equity (unaudited) as of January 31, 2020 totaled $2.8 billion and $324.5 million, respectively. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

	2021	2020	2019
	(In Thousands, Except Per Share Amounts)
Basic Earnings Per Share:
Net income available to common shareholders	$126,051	$63,077	$49,370
Less: Income allocated to participating securities	123	89	36
Net income allocated to common shareholders	$125,928	$62,988	$49,334
Weighted average common shares outstanding Including participating securities	37,145	35,952	19,844
Less: Participating securities	36	50	20
Average common shares	37,109	35,902	19,824
Basic earnings per common share	$3.39	$1.75	$2.49
Diluted Earnings Per Share:
Net income allocated to common shareholders	$125,928	$62,988	$49,334
Weighted average common shares outstanding for basic earnings per common share	37,109	35,902	19,824
Add: Dilutive effects of stock options and restricted stock units	91	47	107
Average shares and dilutive potential common shares	37,200	35,949	19,931
Diluted earnings per common share	$3.39	$1.75	$2.48

Shares subject to issue upon exercise of options and vesting requirements of restricted stock units of 34,065 in 2021, 97,724 in 2020 and zero in 2019 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5.
Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities at December 31, 2021 and 2020, and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2021
Available-for-sale
Obligations of U.S. government corporations and agencies	$174,644	$984	$(918)	$174,710
Mortgage-backed securities	208,281	851	(2,381)	206,751
Collateralized mortgage obligations	264,541	363	(4,736)	260,168
Asset-backed securities	221,545	610	(1,619)	220,536
Corporate bonds	70,008	1,160	(275)	70,893
Obligations of state and political subdivisions	272,334	5,898	(5,030)	273,202
Total Available-for-Sale	$1,211,353	$9,866	$(14,959)	$1,206,260

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2020
Available-for-sale
Obligations of U.S. government corporations and agencies	$39,233	$1,707	$—	$40,940
Mortgage-backed securities	270,683	6,746	(247)	277,182
Collateralized mortgage obligations	103,532	2,927	(160)	106,299
Asset-backed securities	30,643	1	(98)	30,546
Corporate bonds	43,826	489	(146)	44,169
Obligations of state and political subdivisions	229,645	8,069	(196)	237,518
Total Available-for-Sale	$717,562	$19,939	$(847)	$736,654

The amortized cost and fair value of the investment securities portfolio at December 31, 2021, is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale
Due in one year or less	$3,290	$3,315
Due after one year through five years	44,555	45,014
Due after five years through ten years	194,662	196,386
Due after ten years	274,479	274,090
MBS/CMO/ABS	694,367	687,455
Total	$1,211,353	$1,206,260

Securities pledged at year-end 2021 and 2020 had a carrying amount of $564.4 million and $324.4 million, respectively, and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

The following table summarizes Premier’s securities that were in an unrealized loss position at December 31, 2021, and December 31, 2020:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2021
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$73,810	$(918)	$-	$-	$73,810	$(918)
Mortgage-backed securities	167,379	(2,048)	13,689	(333)	181,068	(2,381)
Collateralized mortgage obligations	222,134	(4,736)	—	—	222,134	(4,736)
Asset-backed securities	140,226	(1,589)	2,705	(30)	142,931	(1,619)
Corporate Bonds	24,173	(270)	504	(5)	24,677	(275)
Obligations of state and political subdivisions	99,199	(3,355)	34,548	(1,675)	133,747	(5,030)
Total temporarily impaired securities	$726,921	$(12,916)	$51,446	$(2,043)	$778,367	$(14,959)

At December 31, 2020
Available-for-sale securities:
Mortgage-backed securities	$26,361	$(247)	$-	$-	$26,361	$(247)
Collateralized mortgage obligations	5,161	(160)	—	—	5,161	(160)
Asset-backed securities	18,439	(98)	—	—	18,439	(98)
Corporate Bonds	12,177	(146)	—	—	12,177	(146)
Obligations of state and political subdivisions	41,088	(196)	—	—	41,088	(196)
Total temporarily impaired securities	$103,226	$(847)	$—	$—	$103,226	$(847)

ASU 2016-13 makes targeted improvements to the accounting for credit losses on securities available for sale. The concept of other than-temporarily impaired (OTTI) was replaced in 2020 with the allowance for credit losses. Unlike securities held to maturity, securities available for sale are evaluated on an individual level and pooling of securities is not allowed.

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
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of December 31, 2021, management had determined that no credit loss exists.

In 2021 and 2020, management determined there was no OTTI. Net realized gains from the sales of investment securities totaled $2.2 million ($1.8 million after tax) in 2021 while there were net realized gains of $1.5 million ($1.2 million after tax) and $24,000 ($19,000 after tax) in 2020 and 2019, respectively.

The proceeds from sales of securities and the associated gains and losses for the years ended December 31 are listed below:

	2021	2020	2019
	(In Thousands)
Proceeds	$158,012	$52,420	$2,667
Gross realized gains	2,987	1,471	35
Gross realized losses	(769)	(7)	(11)

At December 31, 2021, the Company also owned $14.1 million of equity securities. During 2021, the Company recognized a gain of $2.0 million associated with the mark to market requirement for equity securities. In 2020, the Company owned $1.1 million of equity securities which consisted of a single trust preferred security, and recognized a gain of $90,000 associated with the mark to market requirement for equity securities. The Company did not own any equity securities at December 31, 2019.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$486,807	$689,109	$409,813	$292,290
Unused lines of credit	40,254	586,094	74,364	844,106
Standby letters of credit	—	10,851	—	22,250
Total	$527,061	$1,286,054	$484,177	$1,158,646

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2021, had interest rates ranging from 0.00% to 18.00% and maturities ranging from less than one year to 32 years.

7.
Loans

Loans receivable consist of the following:

	December 31, 2021	December 31, 2020
	(In Thousands)
Real Estate:
Residential	$1,167,466	$1,201,051
Commercial	2,450,349	2,383,001
Construction	862,815	667,649
	4,480,630	4,251,701
Other Loans:
Commercial	895,638	1,202,353
Home equity and improvement	264,354	272,701
Consumer Finance	126,417	120,729
	1,286,409	1,595,783
Total loans	5,767,039	5,847,484
Deduct:
Undisbursed loan funds	(477,890)	(355,065)
Net deferred loan origination fees and costs	7,019	(1,179)
Allowance for credit loss	(66,468)	(82,079)
Totals	$5,229,700	$5,409,161

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics. The Company has responded to the COVID-19 pandemic in numerous ways, including by actively participating in the PPP and distributing over $450 million to small businesses in our markets. As of December 31, 2021 and 2020, the Company had $58.9 million and $386.9 million in PPP loans, respectively. PPP loans are included in other commercial loans in the loan tables.

The following tables disclose the annual activity in the allowance for credit losses for the periods indicated by portfolio segment (in thousands):

Year ended December 31, 2021	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
Charge-Offs	(110)	(3,776)	—	(6,960)	(63)	(476)	(11,385)
Recoveries	261	438	—	1,321	248	239	2,507
Provision expense (recovery)	(5,656)	(7,680)	263	7,384	(703)	(341)	(6,733)
Ending Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468

Year ended December 31, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Impact of ASC 326 Adoption	1,765	3,682	(223)	(2,263)	(521)	(86)	2,354
Acquisition related allowance for credit loss (PCD)	1,077	4,053	—	2,272	248	48	7,698
Charge-Offs	(307)	(4,237)	(1)	(1,350)	(164)	(293)	(6,352)
Recoveries	342	1,352	—	1,850	262	176	3,982
Provision expense (recovery) (1)	11,790	22,265	1,969	2,153	3,214	1,763	43,154
Ending Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
(1)
Provision for the twelve months ended December 31, 2020, includes $25.9 million as a result of the Merger with UCFC in the first quarter.

Year ended December 31, 2019	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,881	$15,142	$682	$7,281	$2,026	$319	$28,331
Charge-Offs	(515)	(148)	—	(528)	(245)	(289)	(1,725)
Recoveries	193	645	—	642	184	68	1,732
Provision expense (recovery)	308	663	314	1,608	(265)	277	2,905
Ending Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$226	$—	$—	$—	$226
Commercial	18,399	—	—	—	18,399
Construction	—	—	—	—	—

Other Loans:
Commercial	1,574	160	14,023	25	15,782
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$20,199	$160	$14,023	$25	$34,407

	December 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$1,024	$—	$—	$—	$1,024
Commercial	33,999	—	—	—	33,999
Construction	—	—	—	—	—

Other Loans:
Commercial	1,426	5,317	4,943	125	11,811
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$36,449	$5,317	$4,943	$125	$46,834

The following tables presents the average balance, interest income recognized and cash basis income recognized on individually analyzed loans by class of loans for the year ended December 31, 2019 (in thousands):

	Twelve Months Ended December 31, 2019
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Real Estate:
Residential	$7,040	$341	$335
Commercial	23,080	1,382	1,301
Construction	—	—	—

Other Loans:
Commercial	8,397	446	345
Home equity and improvement	862	38	35
Consumer finance	27	1	1

Total	$39,406	$2,208	$2,017

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. All loans greater than 90 days past due are placed on non-accrual status. Effective January 1, 2020 with the adoption of ASC Topic 326, the Company began including non-accrual PCD loans in its non-performing loans. As such, the non-performing loans as of December 31, 2021 include PCD loans accounted for pursuant to ASC Topic 326 as these loans are individually evaluated.

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned as of the dates indicated:

	December 31, 2021	December 31, 2020
	(In Thousands)
Non-accrual loans with reserve	$35,480	$34,939
Non-accrual loans without reserve	$12,534	$16,743
Loans over 90 days past due and still accruing	—	—
Total non-performing loans	48,014	51,682
Real estate and other assets held for sale	171	343
Total non-performing assets	$48,185	$52,025
Troubled debt restructuring, still accruing	$7,768	$7,173

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2021, by class of loans (in thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Real Estate:
Residential	1,144,533	234	5,340	7,487	13,061	9,034
Commercial	2,439,552	96	847	7,168	8,111	14,621
Construction	383,136	43	1,746	—	1,789	—

Other Loans:
Commercial	884,025	42	35	867	944	11,531
Home equity and improvement	257,055	1,851	408	1,634	3,893	2,051
Consumer finance	124,073	1,112	819	1,728	3,659	1,873
PCD	25,111	225	1,005	5,996	7,226	8,904

Total Loans	$5,257,485	$3,603	$10,200	$24,880	$38,683	$48,014

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

Troubled Debt Restructurings

As of December 31, 2021 and 2020, the Company had a recorded investment in TDRs of $11.9 million and $16.6 million, respectively. The Company allocated $378,000 and $883,000 of specific reserves to those loans at December 31, 2021 and 2020, respectively, and committed to lend additional amounts totaling up to $348,000 and $303,000 at December 31, 2021 and 2020, respectively.

The Company worked with borrowers impacted by the COVID-19 pandemic by providing modifications to include either interest only deferral or principal and interest deferral. As of December 31, 2021, the Company had no more modifications from the pandemic compared to December 31, 2020 there were approximately $53.5 million in deferrals. These modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. Modified loans will be considered current and will continue to accrue interest during the deferral period unless repayment of the loan under contractual terms is not expected and thereby loans will be placed on non-accrual.

A breakout of active deferrals by loan category as of December 31, 2020, is as follows (in thousands):

	Balance deferred	Balance deferred
	As of December 31,	As of December 31,
	2021	2020
Residential real estate	$-	$7,016
Commercial real estate	-	34,831
Construction	-	9,579
Commercial	-	1,628
Home equity and improvement	-	114
Consumer finance	-	282
Total	$-	$53,450

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

Of the loans modified in a TDR, $4.2 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the years indicated (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2021		Loans Modified as a TDR for the Twelve Months Ended December 31, 2020		Loans Modified as a TDR for the Twelve Months Ended December 31, 2019
	($ in thousands)		($ in thousands)		($ in thousands)
Troubled Debt Restructurings:	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	6	$685	7	$892	12	$1,332
Commercial	—	—	6	7,760	2	621
Construction	—	—	—	—	—	—

Other Loans:
Commercial	8	2,888	9	7,546	5	317
Home equity and improvement	—	—	4	92	1	25
Consumer finance	2	7	—	—	—	—

Total	16	$3,580	26	$16,290	20	$2,295

The loans described above increased the allowance by $21,000 and $660,000 and $34,000 for the years ended December 31, 2021, and 2020 and 2019, respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the indicated:

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2021		Loans Modified as a TDR for the Twelve Months Ended December 31, 2020		Loans Modified as a TDR for the Twelve Months Ended December 31, 2019
	($ in thousands)		($ in thousands)		($ in thousands)
TDRs That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$32	2	$229	—	$—
Commercial	—	—	—	—	1	81
Construction	—	—	—	—	—	—

Other Loans:
Commercial	—	—	—	—	3	2,248
Home equity and improvement	—	—	—	—	—	—
Consumer finance	1	5	—	—	—	—

Total	2	$37	2	$229	4	$2,329

The TDRs that subsequently defaulted described above increased the allowance by $1,000, $5,000 and $4,000 for the years ended December 31, 2021, 2020 and 2019, respectively. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed regarding the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

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

As of December 31, 2021, and based on the most recent analysis performed, the risk category and recorded investment in loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	1,146,212	1,316	10,066	—	10,066	1,157,594
Commercial	2,324,846	93,676	29,141	—	29,141	2,447,663
Construction	365,403	19,522	—	—	—	384,925

Other Loans:
Commercial	856,402	14,815	13,752	—	13,752	884,969
Home equity and improvement	258,914	—	2,034	—	2,034	260,948
Consumer finance	125,879	—	1,853	—	1,853	127,732
PCD	19,547	101	12,689	—	12,689	32,337

Total Loans	$5,097,203	$129,430	$69,535	$—	$69,535	$5,296,168

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	1,187,923	795	2,363	—	2,363	1,191,081
Commercial	2,203,652	111,039	45,464	—	45,464	2,360,155
Construction	299,866	12,718	—	—	—	312,584

Other Loans:
Commercial	1,142,289	23,907	6,847	—	6,847	1,173,043
Home equity and improvement	267,350	—	439	—	439	267,789
Consumer finance	120,682	—	105	—	105	120,787
PCD	26,829	3,813	35,159	—	35,159	65,801

Total Loans	$5,248,591	$152,272	$90,377	$—	$90,377	$5,491,240

The table below presents the amortized cost basis of loans by vintage, credit quality indicator and class of loans as of December 31, 2021 and 2020 (in thousands):

	Term of loans by origination
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021

Real Estate
Residential:
Risk Rating
Pass	$219,006	$373,439	$112,781	$65,544	$71,794	$301,735	$1,913	$1,146,212
Special Mention	—	190	—	—	59	109	958	1,316
Substandard	465	780	1,198	1,006	2,095	4,522	—	10,066
Doubtful	—	—	—	—	—	—	—	—
Total	$219,471	$374,409	$113,979	$66,550	$73,948	$306,366	$2,871	$1,157,594

Commercial:
Risk Rating
Pass	$514,333	$493,575	$388,117	$230,734	$237,712	$451,113	$9,262	$2,324,846
Special Mention	294	5,349	5,533	11,055	49,993	20,662	790	93,676
Substandard	172	570	4,920	5,525	62	17,665	227	29,141
Doubtful	—	—	—	—	—	—	—	—
Total	$514,799	$499,494	$398,570	$247,314	$287,767	$489,440	$10,279	$2,447,663

Construction:
Risk Rating
Pass	$198,221	$100,606	$55,707	$10,039	$685	$145	$-	$365,403
Special Mention	—	12,500	—	5,996	1,026	—	—	19,522
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$198,221	$113,106	$55,707	$16,035	$1,711	$145	$-	$384,925

Other Loans
Commercial:
Risk Rating
Pass	$293,644	$132,703	$84,668	$47,421	$24,269	$17,038	$256,659	$856,402
Special Mention	—	2,180	4,094	272	1,264	4,663	2,342	14,815
Substandard	136	11,550	23	288	388	131	1,236	13,752
Doubtful	—	—	—	—	—	—	—	—
Total	$293,780	$146,433	$88,785	$47,981	$25,921	$21,832	$260,237	$884,969

Home equity and Improvement:
Risk Rating
Pass	$24,707	$6,870	$4,867	$2,879	$5,534	$31,317	$182,740	$258,914
Special Mention	—	—	—	—	—	—	—	—
Substandard	15	—	28	48	27	690	1,226	2,034
Doubtful	—	—	—	—	—	—	—	—
Total	$24,722	$6,870	$4,895	$2,927	$5,561	$32,007	$183,966	$260,948

Consumer Finance:
Risk Rating
Pass	$50,202	$25,866	$23,000	$9,643	$4,313	$2,769	$10,086	$125,879
Special Mention	—	—	—	—	—	—	—	—
Substandard	196	707	619	129	67	131	4	1,853
Doubtful	—	—	—	—	—	—	—	—
Total	$50,398	$26,573	$23,619	$9,772	$4,380	$2,900	$10,090	$127,732

PCD:
Risk Rating
Pass	$-	$-	$170	$1,753	$1,860	$12,496	$3,268	$19,547
Special Mention	—	—	—	—	—	101	—	101
Substandard	—	—	67	28	3,242	6,490	2,862	12,689
Doubtful	—	—	—	—	—	—	—	—
Total	$-	$-	$237	$1,781	$5,102	$19,087	$6,130	$32,337

	Term of loans by origination
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At December 31, 2021, the Company had $1.4 billion in unfunded commitments and set aside $5.0 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

Year ended December 31, 2020
Par value of acquired loans at acquisition	$2,247,317
Credit discount	(34,610)
Non-credit (discount)/premium at acquisition	8,497
Purchase price of loans at acquisition	$2,221,204

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, the Company acquired PCD loans with a fair value of $79.1 million, credit discount $7.7 million and a noncredit discount of $4.1 million. The outstanding balance at December 31, 2021 and related allowance on these loans is as follows (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(Dollars In Thousands)
Real Estate:
Residential	$13,396	$197	$14,895	$201
Commercial	5,878	151	24,334	2,286
Construction	—	—	—	—
	19,274	348	39,229	2,487
Other Loans:
Commercial	9,167	1,531	20,990	1,896
Home equity and improvement	3,405	154	4,912	214
Consumer finance	491	7	670	20
	13,063	1,692	26,572	2,130
Total	$32,337	$2,040	$65,801	$4,617

At December 31, 2021 the Company had $615,000 that had previously been accounted for as purchase credit impaired.

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31,
	2021	2020
	(Dollars In Thousands)
Beginning balance	$23,384	$21,849
New loans	11,603	14,913
Effect of changes in composition of related parties	(100)	883
Repayments	(16,461)	(14,261)
Ending Balance	$18,426	$23,384

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $3.3 million as of December 31, 2021 and $784,000 as of December 31, 2020.
8.
Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	For the Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Gain from sale of mortgage loans	$16,437	$36,359	$7,706
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	7,574	7,296	3,820
Amortization of mortgage servicing rights	(7,893)	(7,477)	(1,809)
Mortgage servicing rights valuation adjustments	5,807	(7,979)	(234)
	5,488	(8,160)	1,777
Net mortgage banking income	$21,925	$28,199	$9,483

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.94 billion at December 31, 2021, and $2.95 billion at December 31, 2020.

Activity for capitalized mortgage servicing rights (“MSRs”) and the related valuation allowance is as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$21,666	$10,801	$10,419
Loans sold, servicing retained	8,471	8,595	2,191
Mortgage servicing rights acquired	—	9,747	—
Amortization	(7,893)	(7,477)	(1,809)
Carrying value before valuation allowance at end of period	22,244	21,666	10,801
Valuation allowance:
Balance at beginning of period	(8,513)	(534)	(300)
Impairment recovery (charges)	5,807	(7,979)	(234)
Balance at end of period	(2,706)	(8,513)	(534)
Net carrying value of MSRs at end of period	$19,538	$13,153	$10,267
Fair value of MSRs at end of period	$20,921	$13,153	$10,378

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2021, 2020 or 2019. Expense (credit) recognized related to the accrual was $0, $0 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31,
	2021		2020
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(Dollars In Thousands)
Fannie Mae	7,545	$913,336	8,365	$998,359
Freddie Mac	16,987	2,012,895	17,385	1,925,717
Federal Home Loan Bank	61	8,260	89	13,143
Other	90	6,805	105	9,826
Totals	24,683	$2,941,296	25,944	$2,947,045

Custodial escrow balances maintained in connection with serviced loans were $32.4 million and $33.8 million at December 31, 2021 and 2020, respectively.

Significant assumptions at December 31, 2021, used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 204 and a weighted average discount rate of 8.00%. Significant assumptions at December 31, 2020, used in determining the value of MSRs include a weighted average prepayment rate of 390 PSA and a weighted average discount rate of 11.01%.

9. Premises and Equipment and Leases

Premises and equipment are summarized as follows:

	December 31,
	2021	2020
	(In Thousands)
Cost:
Land	$13,369	$13,382
Land improvements	1,587	1,326
Buildings	59,167	58,426
Leasehold improvements	3,655	3,616
Furniture, fixtures and equipment	41,075	37,138
Construction in process	315	2,538
	119,168	116,426
Less allowances for depreciation and amortization	(63,566)	(57,761)
	$55,602	$58,665

Depreciation expense was $6.3 million, $6.5 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company’s lease agreements have maturity dates ranging from January 2022 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 14.21 and 15.09 years as of December 31, 2021 and 2020, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate or swap rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.57% and 2.61% as of December 31, 2021 and 2020, respectively.

The total operating lease costs were $2.4 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively. Rent expense for operating leases was $2.4 million in 2021. The right-of-use asset, included in other assets, was $15.4 million and $16.9 million at December 31, 2021 and 2020, respectively. The lease liabilities, included in other liabilities, were $16.1 million and $17.8 million as of December 31, 2021 and 2020, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments at December 31, 2021 as follows:

(in thousands)
2022	$2,547
2023	2,168
2024	1,785
2025	1,494
2026	1,279
Thereafter	12,891
Total undiscounted minimum lease payments	$22,164
Present value adjustment	(6,018)
Total lease liabilities	$16,146

10.
Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31,
	2021	2020
	(In Thousands)
Beginning balance	$317,948	$100,069
Goodwill acquired or adjusted during the year	—	217,879
Ending balance	$317,948	$317,948

The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. The Company conducted a quantitative goodwill impairment assessment at December 31, 2021. The impairment assessment compared the fair value of identified reporting units with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's assessment estimated fair value on an income approach that incorporated a discounted cash flow (“DCF”) model that involves management assumptions based upon future growth projections, which include estimates of the COVID-19 impact on the

Company’s business. Results of the assessment indicated no goodwill impairment as of December 31, 2021. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2021, 2020 and 2019, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(In Thousands)
Balance as of January 1, 2019	$20,133	$(15,742)	$4,391
Intangible assets acquired	500	—	500
Amortization of intangible assets	—	(1,119)	(1,119)
Balance as of December 31, 2019	20,633	(16,861)	3,772
Intangible assets acquired	33,014	—	33,014
Amortization of intangible assets	—	(6,449)	(6,449)
Balance as of December 31, 2020	53,647	(23,310)	30,337
Intangible assets acquired	—	—	—
Amortization of intangible assets	—	(6,208)	(6,208)
Balance as of December 31, 2021	$53,647	$(29,518)	$24,129

Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2022	$5,450
2023	4,722
2024	4,013
2025	3,306
2026	2,279
Thereafter	4,359
Total	$24,129

11.
Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31,
	2021	2020	2019
	(In Thousands)
Checking and money market accounts	$4,754	$9,710	$7,650
Savings accounts	172	222	142
Certificates of deposit	8,556	16,986	14,821
Totals	$13,482	$26,918	$22,613

A summary of deposit balances is as follows:

	December 31,
	2021	2020
	(In Thousands)
Noninterest-bearing checking accounts	$1,724,772	$1,597,262
Interest-bearing checking and money market accounts	2,952,705	2,627,669
Savings deposits	804,451	700,480
Retail certificates of deposit less than $250,000	636,477	912,006
Retail certificates of deposit greater than and equal to $250,000	163,646	210,424
	$6,282,051	$6,047,841

Scheduled maturities of certificates of deposit at December 31, 2021, are as follows (in thousands):

2022	$529,525
2023	141,797
2024	81,196
2025	26,876
2026	20,699
Thereafter	30
Total	$800,123

12.
Advances from Federal Home Loan Bank

The Bank has the ability to borrow funds from the FHLB. The Bank pledges its single-family residential mortgage loan portfolio, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 125% and 120% of the borrowings, respectively. Total loans pledged to the FHLB at December 31, 2021, and December 31, 2020, were $2.1 billion and $2.0 billion, respectively. The Bank could obtain advances of up to approximately $1.4 billion from the FHLB at December 31, 2021. The Bank had no outstanding FHLB advances at December 31, 2021 or December 31, 2020.

13.
Subordinated Debentures and Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In September 2020, the Company completed the issuance of $50.0 million aggregate principal amount, fixed-to-floating rate subordinated notes due September 30, 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The notes carry a fixed rate of 4.0% for five years at which time they will convert to a floating rate based on the secured overnight financing rate, plus a spread of 388.5 basis points. The Company may, at its option, beginning September 30, 2025, redeem the notes, in whole or in part, from time to time, subject to certain conditions. The net proceeds from the sale were approximately $48.7 million, after deducting the estimated offering expenses. The Company’s intent was to use the net proceeds for general corporate purposes, which may include, without limitation, providing capital to support its growth organically or through strategic acquisitions, repaying indebtedness, in financing investments, capital expenditures, repurchasing its common shares and for investments in the Bank as regulatory capital. The subordinated debentures are included in Total Capital under current regulatory guidelines and interpretations.

In March 2007, the Company sponsored an affiliated trust, Premier Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.70% and 1.72% as of December 31, 2021 and 2020, respectively.

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

The Company also sponsors an affiliated trust, Premier Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.58% and 1.60% as of December 31, 2021 and 2020, respectively.

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

	December 31,
	2021	2020
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Subordinated debentures	$48,893	$48,777

14.
Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

Total securities sold under agreement to repurchase are summarized as follows:

	Years Ended December 31,
	2021	2020
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$—	$—
Year-end interest rate	—	—
Average daily balance during year	12,586	4,309
Maximum month-end balance during the year	105,000	14,487
Average interest rate during the year	0.18%	0.55%

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

As of December 31, 2021 and 2020, the Company had the following undrawn lines of credit facilities available for short-term borrowing purposes:

A $20.0 million line of credit with First Horizon Bank. The rate on the line of credit is at three- month LIBOR + 2.00%, with a floor of 2.50%, which floats quarterly. This line was undrawn upon as of December 31, 2021 and 2020.

A $25.0 million line of credit with U.S. Bank. The rate on this line of credit is U.S. Bank’s federal funds rate, which floats daily. This line was undrawn upon as of December 31, 2021 and 2020.

15.
Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31,
	2021	2020	2019
	(In Thousands)
Legal and other professional fees	$7,325	$5,119	$3,693
Marketing	1,940	1,938	2,262
OREO expenses and write-downs	117	86	369
Printing and office supplies	941	1,032	603
Postage	1,257	1,173	484
Check charge-offs and fraud losses	762	870	384
Credit and collection expense	714	550	398
Other	12,019	12,521	9,415
Total other noninterest expense	$25,075	$23,289	$17,608

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

Included in accumulated other comprehensive income at December 31, 2021, 2020 and 2019, are the following amounts that have not yet been recognized in net periodic benefit cost:

interest cost

	December 31,
	2021	2020	2019
	(In Thousands)
Unrecognized prior service cost	$57	$71	$84
Unrecognized actuarial gains (losses)	43	29	224
Total loss recognized in Accumulated Other Comprehensive Income	100	100	308
Income tax effect	(21)	(21)	(64)
Net loss recognized in Accumulated Other Comprehensive Income	$79	$79	$244

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31,
	2021	2020
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,787	$2,987
Service cost	60	61
Interest cost	53	87
Participant contribution	22	29
Actuarial (gains) / losses	13	(195)
Benefits paid	(176)	(182)
Benefit obligation at end of year	2,759	2,787
Change in fair value of plan assets:
Balance at beginning of year	—	—
Employer contribution	154	153
Participant contribution	22	29
Benefits paid	(176)	(182)
Balance at end of year	—	—
Funded status at end of year	$(2,759)	$(2,787)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2021	2020	2019
	(In Thousands)
Service cost-benefits attributable to service during the period	$60	$61	$53
Interest cost on accumulated postretirement benefit obligation	53	87	105
Net amortization and deferral	13	13	14
Net periodic postretirement benefit cost	126	161	172
Net (gain) / loss during the year	13	(195)	310
Amortization of prior service cost and actuarial losses	(13)	(13)	(14)
Total recognized in comprehensive income (loss)	—	(208)	296
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$126	$(47)	$468

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2021	2020	2019
Weighted average discount rates:
Used to determine benefit obligations at December 31	2.50%	2.00%	3.00%
Used to determine net periodic postretirement benefit cost for years ended December 31	2.00%	3.00%	4.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.50%	5.50%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.90%	4.00%	4.00%
Year that rate reaches ultimate trend rate	2075	2075	2075

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2022	$191
2023	203
2024	216
2025	230
2026	173
2027 through 2031	879

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The Company expects to contribute $191,000 before reflecting expected Medicare retiree drug subsidy payments in 2021.

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

The following schedule presents Premier consolidated and the Bank’s regulatory capital ratios as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$689,930	10.92%	$284,394	4.5%	N/A	N/A
Premier Bank	$725,600	11.53%	$283,265	4.5%	$409,160	6.5%
Tier 1 Capital
Consolidated	$724,930	10.10%	$287,138	4.0%	N/A	N/A
Premier Bank	$725,600	10.16%	$285,664	4.0%	$357,080	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$724,930	11.47%	$379,192	6.0%	N/A	N/A
Premier Bank	$725,600	11.53%	$377,686	6.0%	$503,582	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$844,389	13.36%	$505,589	8.0%	N/A	N/A
Premier Bank	$795,059	12.63%	$503,582	8.0%	$629,477	10.0%

(1)
Excludes capital conservation buffer of 2.50% as of December 31, 2021.

	December 31, 2020
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$624,069	10.40%	$270,017	4.5%	N/A	N/A
First Federal	$629,653	10.52%	$269,396	4.5%	$389,128	6.5%
Tier 1 Capital
Consolidated	$659,069	9.76%	$270,072	4.0%	N/A	N/A
First Federal	$629,653	9.36%	$269,189	4.0%	$336,487	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$659,069	10.98%	$360,022	6.0%	N/A	N/A
First Federal	$629,653	10.52%	$359,195	6.0%	$478,926	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$784,148	13.07%	$480,030	8.0%	N/A	N/A
First Federal	$704,586	11.77%	$478,926	8.0%	$598,658	10.0%

(1)
Excludes capital conservation buffer of 2.50% as of December 31, 2020.

Dividend Restrictions - Dividends paid by the Bank to Premier are subject to various regulatory restrictions. The Bank paid $35.0 million in dividends to Premier in 2021 and $24.0 million in 2020. The Bank may not pay dividends to Premier in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits without the approval of the ODFI. First Insurance Group paid $2.0 million in dividends to Premier in 2021 and $400,000 in dividends in 2020. PFC Risk Management paid $1.8 million in dividends to Premier in 2021 and $1.5 million in 2020. PFC Capital paid $7.5 million in dividends to Premier in 2021.

18.
Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In Thousands)
Current:
Federal	$24,256	$25,323	$11,476
State and local	723	650	210
Deferred	5,393	(9,781)	(419)
	$30,372	$16,192	$11,267

The effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Years Ended December 31,
	2021	2020	2019
	(In Thousands)
Tax expense at statutory rate (21%)	$32,849	$16,646	$12,734
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	571	513	166
Tax exempt interest income, net of TEFRA	(839)	(806)	(729)
Bank owned life insurance	(1,075)	(882)	(555)
Captive insurance	(365)	(445)	(354)
Other	(769)	1,166	5
Totals	$30,372	$16,192	$11,267

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Premier’s deferred federal income tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(In Thousands)
Deferred federal income tax assets:
Allowance for credit losses	$13,958	$17,237
Allowance for unfunded commitments	1,056	1,123
Interest on nonaccrual loans	686	1,003
Postretirement benefit costs	395	546
Deferred compensation	2,216	2,057
Individually evaluated loans	1,138	2,483
Net unrealized loss on available-for-sale securities	1,070	—
Accrued vacation	10	10
Accrued bonus	1,054	1,065
Right of use asset	3,391	3,731
Net operating loss carryforward	273	307
Other	2,363	2,175
Total deferred federal income tax assets	27,610	31,737
Deferred federal income tax liabilities:
Equity securities fair value	429	—
Goodwill	4,726	4,542
Mortgage servicing rights	4,103	2,762
Fixed assets	2,368	2,230
Other intangible assets	4,987	7,118
Deferred loan origination fees and costs	1,266	1,294
Net unrealized gain on available-for-sale securities	—	4,009
Prepaid expenses	881	762
Lease liabilities	3,242	3,557
Other	663	25
Total deferred federal income tax liabilities	22,665	26,299
Net deferred federal income tax asset/ (liability)	$4,945	$5,438

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2021.

Retained earnings at December 31, 2021, include approximately $32.1 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2021, was approximately $6.7 million.

The total amount of interest and penalties recorded in the income statement was $0 for each of the years ended December 31, 2021, 2020 and 2019. The amount accrued for interest and penalties was $0 at December 31, 2021, 2020 and 2019.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the states of Indiana and West Virginia. The Company is no longer subject to examination by taxing authorities for years before 2018. At December 31, 2021, the Company also operated in the states of Ohio, Pennsylvania and Michigan, which tax financial institutions based on their equity rather than their income.
The Company’s net operating loss of $1.3 million will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2029. This tax benefit is subject to an annual limitation under Internal Revenue Code Section 382; however, Premier and the Bank expect to utilize the full amount of the benefit.

19.
Employee Benefit Plans

401(k) Plan

Employees of Premier are eligible to participate in the Premier Financial Corp. 401(k) Employee Savings Plan (the “Premier 401(k)”) if they meet certain age and service requirements. Under the Premier 401(k), Premier matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The Premier 401(k) also provides for a discretionary Premier contribution in addition to the Premier matching contribution. Premier matching contributions totaled $2.6 million, $2.5 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, the Bank adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, the Bank will purchase and own life insurance policies covering the lives of employees selected by the Board of Directors of the Bank as participants. There was $(121,000), $40,000 and $60,000 of (recovery)/expense recorded for the years ended December 31, 2021, 2020 and 2019, respectively, with a liability of $1.7 million and $1.8 million for future benefits recorded at December 31, 2021 and 2020, respectively.

Deferred Compensation

The deferred compensation plan covers all directors and certain employees that elect to participate. Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over a defined time period. The deferred compensation plan has approximately $9.4 and $7.4 million in assets and liabilities, respectively, as of December 31, 2021, which are matched in terms of investment elections. As of December 31, 2020, the deferred compensation plan had approximately $8.2 and $6.8 million in assets and liabilities, respectively, which were matched in terms of investment elections. Every year, other noninterest income and other noninterest expense reflects the changes in fair value of the underlying investments in the assets and liabilities, respectively. The net expense (income) recorded for the deferred compensation plan for each of the last three years was ($66,000), $(11,000) and $85,000 in 2021, 2020 and 2019, respectively.

As a part of the Merger, Premier assumed the United Community Financial Corp. Deferred Compensation Plan. This is an unfunded plan for a select group of key management including named executive officers. The deferred compensation plan has approximately $1.8 million and $1.9 million, respectively, in both assets and liabilities as of December 31, 2021 and December 31, 2020. As of December 31, 2020, this plan has been frozen. Participants can choose to receive a lump sum payout or elect to receive installments for up to 11 years once they are eligible to withdraw funds.

20.
Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees. On February 27, 2018, the BoTotal Fair Valueard adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Merger, Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan (the “UCFC 2007 Plan”) and UCFC’s 2015 Long Term Incentive Plan, which has since been renamed as the “Premier Financial Corp. 2015 Long Term Incentive Plan” (the “2015 Plan”). Premier also assumed the 2015 Plan with respect to the available shares under the UCFC 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger became exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options and remain subject to the terms of the 2015 Plan. Besides certain options issued under the First Defiance Financial Corp. 2010 Equity Incentive Plan, all awards currently outstanding are issued under the 2018 Equity Plan or the 2015 Plan. The 2018 Equity Plan and the 2015 Plan were each amended and restated in February 2022 to align certain administrative components of the plans in addition to enhancing certain governance components. New awards will be made under either the 2018 Equity Plan or the 2015 Plan as the Company determines. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, restricted stock, stock, stock appreciation rights or other stock-based awards. The 2015 Plan allows for the issuance of up to 1.2 million common shares, as adjusted for the Merger, through the award of options, stock, restricted stock, stock units, or stock appreciation rights.

The Company maintains a Short-Term ("STIP") Incentive Plan. Under the 2019, 2020 and 2021 STIPs, the participants can earn a cash payout. The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year.

As of December 31, 2021, 35,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. On the date of the Merger, 39,983 Premier options were exchanged for all of the outstanding stock options on the books of UCFC at the same conversion price and ratio applied to UCFC common shares at January 31,

2020. All of these options were fully vested at the time of acquisition. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or twelve months after the retirement date.

The Company maintains Long-Term ("LTIP") Equity Incentive Plans for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan").

Under the Executive LTIP, participants may earn between 20% to 50% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 86,058 performance stock units to the participants in the 2020 Executive LTIP during the first quarter of 2021, which represents the maximum target award. As a result of the Merger, the 2019 grant was accelerated and vested based on performance up to the date of the Merger. This resulted in the award of 51,677 shares of PFC stock to the participants with another 21,834 shares to be issued in 2021 to the then CEO of the Company. This delay in the receipt of the CEO’s shares was mandated by the Merger Agreement. The value of awards issued in 2020 and 2021 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these LTIPs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement.

Under each Key LTIP, the participants are granted restricted share units based upon the achievement of certain targets in the prior year. The participants can earn from 5% to 10% of their salary in restricted stock units that vest three years from the date of grant. The Company granted 17,542 and 12,038 RSU’s in the first quarter of 2021 and 2020, respectively, as a payout under the Key LTIP.

In 2021, the Company also granted 16,846 discretionary restricted stock units that vest three years from the date of grant and restricted stock awards for 43,460 shares. Of the 43,460 restricted stock grants, 13,708 were issued to directors and have a one-year vesting period. The remaining grants vest over a three year period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

There were no options granted during the years ended December 31, 2021, 2020 or 2019.

Following is options activity under the plans during 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2021	36,261	$21.59
Forfeited or cancelled	—	—
Exercised	(600)	13.80
Exchanged	—	—
Granted	—	—
Options outstanding, December 31, 2021	35,661	$21.72	4.33	$328,271
Exercisable at December 31, 2021	35,661	$21.72	4.33	$328,271

Information related to the stock option plans is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$11	$189	$390
Cash received from option exercises	8	—	189
Tax benefit realized from option exercises	2	40	4
Weighted average fair value of options granted	$—	$—	$—

As of December 31, 2021, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.0 month.

At December 31, 2021, a total of 271,707 restricted share awards were outstanding. Compensation expense is recognized over the performance or vesting period. Total expense of $2.5 million, $2.3 million and $2.1 million was recorded during the years ended December 31, 2021, 2020 and 2019, respectively, and approximately $2.7 million and $3.2 million is included within other liabilities at December 31, 2021 and 2020, respectively, related to the cash portion of the STIPs.

	Performance Stock Units		Restricted Stock Units		Stock Grants
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2021	90,891	$26.48	55,759	$25.18	41,057	$26.93
Granted	86,058	30.32	34,388	30.77	43,460	31.32
Vested	(9,633)	28.24	(32,521)	26.08	(24,849)	28.00
Forfeited	(5,642)	28.24	(5,853)	24.03	(1,408)	28.41
Unvested at December 31, 2021	161,674	$28.36	51,773	$28.44	58,260	$29.71

The maximum amount of compensation expense that may be earned for the 2021 Executive LTIP at December 31, 2021, is approximately $4.3 million in the aggregate. However, the estimated expense expected to be earned as of December 31, 2021, based on the performance measures in the plans, is $2.8 million of which $480,000 was unrecognized at December 31, 2021, and will be recognized over the remaining performance period.

As of December 31, 2021, 556,698 shares were available for grant under the 2018 Equity Plan and 113,050 shares were available for grant under the 2015 Plan. Generally, grants or awards that are forfeited or cancelled under the 2018 Equity Plan and the 2015 Plan may be available for grant to other participants.

21.
Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, are as follow:

	December 31,
Statements of Financial Condition	2021	2020
	(In Thousands)
Assets
Cash and cash equivalents	$24,152	$58,017
Equity securities	14,097	1,090
Investment in banking subsidiary	1,034,379	962,675
Investment in non-bank subsidiaries	33,102	39,699
Other assets	4,110	6,013
Total assets	$1,109,840	$1,067,494
Liabilities and stockholders’ equity:
Subordinated debentures	$84,976	$84,860
Accrued liabilities	1,368	358
Stockholders’ equity	1,023,496	982,276
Total liabilities and stockholders’ equity	$1,109,840	$1,067,494

	Years Ended December 31,
Statements of Income	2021	2020	2019
	(In Thousands)
Dividends from subsidiaries	$46,315	$25,900	$38,585
Interest income	520	30	—
Interest expense	(2,713)	(1,308)	(1,368)
Other income	1,955	105	1
Noninterest expense	(997)	(902)	(1,234)
Income before income taxes and equity in earnings of subsidiaries	45,080	23,825	35,984
Income tax credit	(259)	(423)	(534)
Income before equity in earnings of subsidiaries	45,339	24,248	36,518
Undistributed equity in earnings of subsidiaries	80,712	38,829	12,852
Net income	126,051	63,077	49,370
Other comprehensive income (loss)	(18,432)	10,409	6,743
Comprehensive income	$107,619	$73,486	$56,113

	Years Ended December 31,
Statements of Cash Flows	2021	2020	2019
	(In Thousands)
Operating activities:
Net income	$126,051	$63,077	$49,370
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed equity in earnings of subsidiaries	(80,712)	(38,829)	(12,852)
Change in other assets and liabilities	380	1,630	(201)
Net cash provided by (used in) operating activities	45,719	25,878	36,317
Investing activities:
Net Cash received for United Community Financial Corp.	—	9,414	—
Purchase of equity securities	(11,053)	(1,000)	—
Net cash used in investing activities	(11,053)	8,414	—
Financing activities:
Repurchase of common stock	(29,583)	(10,183)	(15,147)
Cash dividends paid	(38,948)	(32,898)	(15,624)
Proceeds from subordinated debentures	—	48,777	—
Stock Options Exercised	—	—	189
Direct stock sales	—	18	123
Net cash used in financing activities	(68,531)	5,714	(30,459)
Net increase (decrease) in cash and cash equivalents	(33,865)	40,006	5,858
Cash and cash equivalents at beginning of year	58,017	18,011	12,153
Cash and cash equivalents at end of year	$24,152	$58,017	$18,011

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

Equity securities – These securities are reported at fair value utilizing Level 1 inputs where the Company obtains quoted prices in active markets for identical equity securities.

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

Collateral Dependent loans - Fair values for individually analyzed, collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Purchased and written certificate of deposit option – The Company acquired purchased and written certificate of deposit options in its Merger with UCFC. These written and purchased options are mirror derivative instruments which are carried at fair value on the statement of financial condition. The Company uses an independent third party that performs a market valuation analysis for purchased and written certificate of deposit options. (Level 2)

Interest rate swaps – The Company periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than the Company is willing to extend. The Company then enters into a reciprocal swap agreement with a third party that offsets the interest rate risk from the interest rate swap extended to the customer. The interest rate swaps are derivative instruments which are carried at fair value on the statement of financial condition. The Company uses an independent third party that performs a market valuation analysis for both swap positions. (Level 2)

The Company also enters into cash flow hedge derivatives instruments to hedge the risk of variability in cash flows (future interest payments) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company's floating rate loan pool. The Company uses an independent third party to perform a market valuation analysis for these derivatives (Level 2).

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$174,710	$—	$174,710
Mortgage-backed securities	—	206,751	—	206,751
Collateralized mortgage obligations	—	260,168	—	260,168
Asset-backed securities	—	220,536	—	220,536
Corporate bonds	—	70,893	—	70,893
Obligations of state and political subdivisions	—	273,202	—	273,202
Equity securities	14,097	—	—	14,097
Loans held for sale, at fair value	—	28,780	134,167	162,947
Interest rate swaps	—	1,287	—	1,287
Cash flow hedge derivative	—	854	—	854
Mortgage banking derivative - asset	—	2,336	—	2,336
Liabilities:
Interest rate swaps	—	1,292	—	1,292

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$40,940	$—	$40,940
Mortgage-backed securities	—	277,182	—	277,182
Collateralized mortgage obligations	—	106,299	—	106,299
Asset-backed securities	—	30,546	—	30,546
Corporate bonds	—	44,169	—	44,169
Obligations of state and political subdivisions	—	237,518	—	237,518
Equity securities	1,090	—	—	1,090
Loans held for sale, at fair value	—	98,587	123,029	221,616
Purchased certificate of deposit option	—	56	—	56
Interest rate swaps	—	1,870	—	1,870
Mortgage banking derivative - asset	—	3,833	—	3,833
Liabilities:
Written certificate of deposit option	—	56	—	56
Interest rate swaps	—	2,036	—	2,036

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve month periods ended December 31, 2021 and 2020.

	Construction loans held for sale
	Twelve Months Ended December 31,
	2021	2020
Balance of recurring Level 3 assets at beginning of period	$123,029	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(3,716)	13,492
Originations	128,844	108,847
Acquired in acquisition	—	37,711
Sales	(113,990)	(37,021)
Balance of recurring Level 3 assets at end of period	$134,167	$123,029

	Securities available-for-sale
	Twelve Months Ended December 31,
	2021	2020
Balance of recurring Level 3 assets at beginning of period	$—	$3,411
Balance of assets classified as Level 3 during the period	—	—
Balance of Level 3 assets moved to Level 2 during the period	—	(3,411)
Balance of recurring Level 3 assets at end of period	$—	$—

The Company has elected the fair value option for new applications taken post January 31, 2020, and subsequently originated for residential mortgage and permanent construction loans held for sale. These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policies. There were no loans at December 31, 2021, where the fair value option had been elected.

The aggregate fair value of the residential mortgage loans held for sale at December 31, 2021 and December 31, 2020 was $28.8 million and 98.6 million, respectively and they had contractual balances of $27.7 million and $93.2 million, respectively. The difference between these two figures is recorded in gains and losses on the sale of loans held for sale. For the twelve months ended December 31,

2021, $5.0 million was recorded in losses on the sale of loans held for sale for the change in fair value. For the twelve months ended December 31, 2020, $5.4 million was recorded in gain on sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at December 31, 2021 and December 31, 2020 was $134.2 million and 123.0 million and they had a contractual balance of $125.0 million and $109.5 million, respectively. The difference between these two figures is recorded in gains and losses on the sale of loans held for sale. For the twelve months ended December 31, 2021, $3.7 million was recorded in losses on the sale of loans held for sale for the change in fair value. For the twelve months ended December 31, 2020, $13.5 million was recorded in gains on the sale of loans held for sale for the change in fair value.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Collateral dependent loans
Commercial Real Estate	$—	$—	$2,749	$2,749
Commercial	—	—	8,564	8,564
Total individually analyzed loans	—	—	11,313	11,313

Mortgage servicing rights	—	19,538	—	19,538

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Collateral dependent loans
Commercial Real Estate	$—	$—	$4,601	$4,601
Commercial	—	—	7,151	7,151
Total individually analyzed loans	—	—	11,752	11,752

Mortgage servicing rights	—	13,153	—	13,153

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$5,821	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	20-50%	35.18%
Individually analyzed Loans- Applies to loan classes without an appraisal valuation	$5,492	Equitable Recoupment claim estimate	Discounts for collection issues	25%	25.00%

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

Individually analyzed loans, which are evaluated using the fair value of the collateral for collateral dependent loans, had a fair value of $11.3 million that includes a valuation allowance of $7.1 million and a fair value of $11.7 million that includes a valuation allowance of $2.9 million at December 31, 2021 and 2020, respectively. A provision expense of $4.1 million, $2.9 million, $12,000 for the years ended December 31, 2021, 2020 and 2019, respectively, related to these loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $19.5 million with a valuation allowance of $2.7 million and a fair value of $13.2 million with a valuation allowance of $8.5 million at December 31, 2021 and 2020, respectively. A recovery of $5.8 million and an expense of $8.0 million and $234,000 was included in earnings for the years ended December 31, 2021, 2020 and 2019, respectively.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $0, $0 and $264,000 for the years ended December 31, 2021, 2020 and 2019, respectively, which was recorded directly as an adjustment to current earnings through noninterest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2021, and December 31, 2020. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Premier.

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

		Fair Value Measurements at December 31, 2021
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$161,566	$161,566	$161,566	$—	$—
Securities available for sale	1,206,260	1,206,260	—	1,206,260	—
Equity securities	14,097	14,097	14,097	—	—
FHLB Stock	—	N/A	N/A	N/A	N/A
Loans receivable, net	5,229,700	5,265,689	—	—	5,265,689
Loans held for sale, carried at fair value	162,947	162,947	—	28,780	134,167

Financial Liabilities:
Deposits	$6,282,051	$6,280,336	$5,481,928	$798,408	$—
Subordinated debentures	84,976	85,417	—	—	85,417

		Fair Value Measurements at December 31, 2020
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$159,266	$159,266	$159,266	$—	$—
Securities available for sale	736,654	736,654	—	736,654	—
Equity securities	1,090	1,090	1,090	—	—
FHLB Stock	16,026	N/A	N/A	N/A	N/A
Loans receivable, net	5,409,161	5,412,814	—	—	5,412,814
Loans held for sale, carried at fair value	221,616	221,616	—	98,587	123,029

Financial Liabilities:
Deposits	$6,047,841	$6,056,426	$4,925,411	$1,131,015	$—
Subordinated debentures	84,860	83,237	—	—	83,237

23.
Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. The Bank had approximately $65.4 million and $135.7 million of interest rate lock commitments at December 31, 2021 and 2020, respectively. There were $305.0 million of forward sales of mortgage-backed securities and $265.0 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2021 and 2020, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2021			December 31, 2020
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking
Derivatives	$2,336	$—	$2,336	$3,833	$—	$3,833

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative net carrying value at December 31, 2021 and 2020 represents a fair value adjustment that runs through mortgage banking income.

	Twelve Months Ended December 31,
	2021	2020	2019
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(1,497)	$2,154	$598

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers that was acquired in the Merger. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $69.4 million and fair value of $1.3 million in other assets and $1.3 million in other liabilities at December 31, 2021. The difference in fair value of $5,000 between the asset and liability represents a credit valuation adjustment that flows through noninterest income.

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

An interest rate swap with notional amount totaling $250 million as of December 31, 2021 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company’s floating rate loan pool and was determined to be highly effective during the period. The Company is receiving a fixed rate of 1.437% and paying one month Libor. The maturity date of this interest rate swap is May 2031. The gross aggregate fair value of the swap of $854,000 is recorded in other assets in the Consolidated Balance Sheets at December 31, 2021, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedge to remain highly effective during the remaining terms of the swap.

	Twelve Months Ended December 31, 2021
	Amount of Gain (Loss) Recognized in OCI on Derivative	Total amount of Gain (Loss) on the Interest Rate Swap	Amount of Gain (Loss) Reclassified from OCI into Income
	(In Thousands)

Interest rate swap	$674	$854	$1,716

24.
Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2021	(In Thousands, Except Per Share Amounts)
Interest income	$61,372	$60,864	$60,861	$60,490
Interest expense	4,859	4,245	3,826	3,288
Net interest income	56,513	56,619	57,035	57,202
Provision for credit losses	(7,512)	(3,631)	1,594	2,816
Provision for unfunded commitments	550	(288)	226	(807)
Net interest income after provision for credit losses	63,475	60,538	55,215	55,193
Noninterest income	26,274	17,545	18,314	17,824
Noninterest expense	38,802	38,375	39,045	41,733
Income before income taxes	50,947	39,708	34,484	31,284
Income taxes	9,951	8,323	6,124	5,974
Net income	$40,996	$31,385	$28,360	$25,310
Earnings per common share:
Basic	$1.10	$0.84	$0.76	$0.69
Diluted	$1.10	$0.84	$0.76	$0.69

	Three Months Ended
	March 31	June 30	September 30	December 31
2020	(In Thousands, Except Per Share Amounts)
Interest income	$54,522	$62,449	$60,159	$60,816
Interest expense	9,059	8,145	6,888	5,849
Net interest income	45,463	54,304	53,271	54,967
Provision for loan losses	43,786	1,868	3,658	(6,158)
Provision for loan losses	1,459	1,107	(864)	(606)
Net interest income after provision for loan losses	218	51,329	50,477	61,731
Noninterest income	13,999	23,015	25,000	18,670
Noninterest expense	42,310	37,984	43,563	41,313
Income before income taxes	(28,093)	36,360	31,914	39,088
Income taxes	(5,610)	7,303	6,259	8,240
Net income	$(22,483)	$29,057	$25,655	$30,848
Earnings per common share:
Basic	$(0.71)	$0.78	$0.69	$0.83
Diluted	$(0.71)	$0.78	$0.69	$0.82

25.
Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income. Reclassification adjustments related to cash flow hedge derivatives are included in interest income on loans in the accompanying consolidated condensed statements of income. Reclassification adjustments related to the defined benefit postretirement medical plan are included in compensation and benefits in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2021:
Securities available for sale and transferred securities:
Change in net unrealized (loss) during the period	$(21,967)	$(4,613)	$(17,354)
Reclassification adjustment for net losses included in net income	(2,218)	(466)	(1,752)
Cash flow hedge derivatives:
Change in net unrealized gain during the period	3,025	635	2,390
Reclassification adjustment for net gains included in net income	(2,172)	(456)	(1,716)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	13	3	10
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	(13)	(3)	(10)
Total other comprehensive income	$(23,332)	$(4,900)	$(18,432)

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2020:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$14,431	$3,030	$11,401
Reclassification adjustment for net gains included in net income	(1,464)	(307)	(1,157)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	195	41	154
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	13	2	11
Total other comprehensive income	$13,175	$2,766	$10,409

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2019:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$8,754	$1,839	$6,915
Reclassification adjustment for net gains included in net income	(24)	(5)	(19)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	(310)	(146)	(164)
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	14	3	11
Total other comprehensive income	$8,434	$1,691	$6,743

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Cash Flow Hedge Derivative	Post- retirement Benefit	Accumulated Other Comprehensive Income
	(In Thousands)
Balance January 1, 2021	$15,083	$—	$(79)	$15,004
Other comprehensive income before reclassifications	(17,354)	2,390	10	(14,954)
Amounts reclassified from accumulated other comprehensive loss	(1,752)	(1,716)	(10)	(3,478)
Net other comprehensive income during period	(19,106)	674	—	(18,432)
Balance December 31, 2021	$(4,023)	$674	$(79)	$(3,428)

Balance January 1, 2020	$4,839	$—	$(244)	$4,595
Other comprehensive income before reclassifications	11,401	—	154	11,555
Amounts reclassified from accumulated other comprehensive loss	(1,157)	—	11	(1,146)
Net other comprehensive income during period	10,244	—	165	10,409
Balance December 31, 2020	$15,083	$—	$(79)	$15,004

Balance January 1, 2019	$(2,057)	$—	$(91)	$(2,148)
Other comprehensive income before reclassifications	6,915	—	(164)	6,751
Amounts reclassified from accumulated other comprehensive loss	(19)	—	11	(8)
Net other comprehensive income during period	6,896	—	(153)	6,743
Balance December 31, 2019	$4,839	$—	$(244)	$4,595

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Premier’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Premier’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Premier’s disclosure controls and procedures as of December 31, 2021, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in Premier’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, Premier’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors, nominees for directorship and executive officers is incorporated herein by reference from the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “EXECUTIVE OFFICERS” in the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2021 (the “Proxy Statement”). Information regarding our Audit Committee and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is incorporated herein by reference from the sections respectively captioned, “Board Committees” under the “PROPOSAL 1 – Election of Directors” and the section immediately following the heading “DELINQUENT SECTION 16(a) REPORTS” of the Proxy Statement. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

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

Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to the shares of Premier common stock that are reserved for issuance under Premier’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	35,661	$21.72	669,748

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

(A) Report of Independent Registered Public Accounting Firm (Crowe LLP)

(B) Consolidated Statements of Financial Condition as of December 31, 2021 and 2020

(C) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

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

PREMIER FINANCIAL CORP.

March 1, 2022	By:	/s/ Paul Nungester
Paul Nungester, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022.

Signature	Title

/s/ Gary M. Small	Chief Executive Officer, President and Director
Gary M. Small

/s/ Paul Nungester	Executive Vice President and Chief
Paul Nungester	Financial Officer (principal accounting officer)

/s/ Donald P. Hileman*	Executive Chairman and Director
Donald P. Hileman

/s/ Richard J. Schiraldi*	Vice Chairman and Director
Richard J. Schiraldi

/s/ Marty E. Adams*	Director
Marty E. Adams

/s/ Zahid Afzal*	Director
Zahid Afzal

/s/ Louis M. Altman*	Director
Louis M. Altman

/s/ Terri A. Bettinger*	Director
Terri A. Bettinger

/s/ John L. Bookmyer*	Director
John L. Bookmyer

/s/ Lee Burdman*	Director
Lee Burdman
/s/ Jean A. Hubbard*	Director
Jean A. Hubbard

/s/ Nikki R. Lanier*	Director
Nikki R. Lanier

/s/ Charles D. Niehaus*	Director
Charles D. Niehaus

/s/ Mark A. Robison*	Director
Mark A. Robison

/s/ Samuel S. Strausbaugh*	Director
Samuel S. Strausbaugh

*By: /s/ Paul Nungester
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

4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4.1in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

4.2

Indenture, dated September 30, 2020, between Premier Financial Corp. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 in Registrant’s Form 8-K filed September 30, 2020 (File No. 000-26850))

4.3

First Supplemental Indenture, dated September 30, 2020, between Premier Financial Corp, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 in Registrant’s Form 8-K filed September 30, 2020 (File No. 000-26850))

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

10.3+*	Premier Financial Corp. Amended and Restated 2015 Long Term Incentive Plan

10.4+*	Premier Financial Corp. Amended and Restate 2018 Equity Incentive Plan

10.5+	Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.6+

Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.7+

Form of Performance-Based Restricted Stock Unit Award Agreement (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.26 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.8+

Form of Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27 in the Registrant’s Form 10-K filed February 28, 2019 (File No. 000-26850))

10.9+	First Defiance Deferred Compensation Plan, revised October 30, 2014 (incorporated herein by reference to Exhibit 10.3 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.10+*	Premier Financial Corp. 2022 Deferred Compensation Plan

10.11+	2020 Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 16, 2020 (File No. 000-26850))

10.12+	2021 Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.30 in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

10.13+

2021 Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.31 in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

10.14+	2021 Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.32 in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

10.15+	Premier Financial Corp. Long Term Incentive Program (incorporated herein by reference to Exhibit 10.1 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.16+

Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.2 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.17+	Premier Financial Corp. Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.18+	Premier Financial Corp. Short Term Incentive Program (incorporated herein by reference to Exhibit 10.4 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.19+	Form of Severance and Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 in the Registrant’s Form 10-Q filed June 18, 2020 (File No. 000-26850))

10.20+	Employment Agreement with Gary M. Small, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.2 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.21+	Employment Agreement with Donald P. Hileman, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.22+	Employment Agreement with Vince Liuzzi, dated March 4, 2019 (incorporated herein by reference to Exhibit 10.22 in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

10.23+	Employment Agreement with Paul D. Nungester, dated May 1, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed May 7, 2019 (File No. 000-26850))

10.24+

Amendment to Donald P. Hileman Performance-Based Restricted Stock Unit Award Agreements (LTIP) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.25+

Amendment to Donald P. Hileman Performance-Based Restricted Stock Unit Award Agreement (Long-Term Equity Asset Growth) under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in the Registrant’s Form 8-K filed January 21, 2020 (File No. 000-26850))

10.26+*	Amendment to Performance Share Units Award Agreements of Donald P. Hileman

10.27+*	Amendment to Equity Award Agreements of Gary M. Small

10.28+*	Form of Premier Financial Corp. Restricted Stock Award Agreement (NonEmployee Director)

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

101**

The following financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL: (i) Audited Consolidated Condensed Statements of Financial Condition at December 31, 2021 and December 31, 2020; (ii) Audited Consolidated Condensed Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) Audited Consolidated Condensed Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Audited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) Audited Consolidated Condensed Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Audited Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan.