Form 10-Q
period 2022-03-31
PREMIER FINANCIAL CORP
filed 2022-05-09
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Registrant’s telephone number, including area code: (419) 785-8700

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2022, the registrant had 35,538,460 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$62,083	$54,858
Interest-bearing deposits	91,683	106,708
	153,766	161,566
Securities available-for-sale, carried at fair value	1,219,365	1,206,260
Equity securities, carried at fair value	13,454	14,097
Loans held for sale, carried at fair value	153,498	162,947
Loans receivable, net of allowance for credit losses of $67,195 at March 31, 2022 and $66,468 at December 31, 2021, respectively	5,321,136	5,229,700
Mortgage servicing rights	20,715	19,538
Accrued interest receivable	21,765	20,767
Federal Home Loan Bank stock	15,332	11,585
Bank owned life insurance	167,763	166,767
Premises and equipment	54,684	55,602
Real estate and other assets held for sale	253	171
Goodwill	317,948	317,948
Core deposit and other intangibles	22,691	24,129
Other assets	108,510	90,325
Total assets	$7,590,880	$7,481,402
Liabilities and stockholders’ equity
Liabilities:
Deposits	$6,317,235	$6,282,051
Advances from the Federal Home Loan Bank	150,000	—
Subordinated debentures	85,008	84,976
Advance payments by borrowers	20,332	24,716
Reserve for credit losses - unfunded commitments	5,340	5,031
Other liabilities	69,669	61,132
Total liabilities	6,647,584	6,457,906
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,620,578 and 36,383,613 shares outstanding at March 31, 2022 and December 31, 2021, respectively	306	306
Additional paid-in capital	691,350	691,132
Accumulated other comprehensive income, net of tax of $(20,069) and $(912), respectively	(75,497)	(3,428)
Retained earnings	459,087	443,517
Treasury stock, at cost, 7,676,682 shares at March 31, 2022 and 6,913,647 shares at December 31, 2021	(131,950)	(108,031)
Total stockholders’ equity	943,296	1,023,496
Total liabilities and stockholders’ equity	$7,590,880	$7,481,402

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest Income
Loans	$55,241	$57,565
Investment securities:
Taxable	4,610	2,782
Non-taxable	869	900
Interest-bearing deposits	46	66
FHLB stock dividends	59	59
Total interest income	60,825	61,372
Interest Expense
Deposits	2,222	4,164
FHLB advances and other	13	—
Subordinated debentures	696	695
Total interest expense	2,931	4,859
Net interest income	57,894	56,513
Credit loss expense (benefit) - loans and leases	626	(7,514)
Credit loss expense - unfunded commitments	309	551
Net interest income after credit (benefit) loss expense	56,959	63,476
Non-interest Income
Service fees and other charges	6,000	5,469
Insurance commissions	4,639	4,882
Mortgage banking income	4,252	10,533
Gain on sale of securities available for sale	—	516
Gain (loss) on equity securities	(643)	1,610
Wealth management income	1,477	1,757
Income from Bank Owned Life Insurance	996	1,168
Other non-interest income	150	340
Total non-interest income	16,871	26,275
Non-interest Expense
Compensation and benefits	25,541	21,997
Occupancy	3,700	4,112
FDIC insurance premium	593	898
Financial institutions tax	1,191	1,190
Data processing	3,335	3,382
Amortization of intangibles	1,438	1,623
Other non-interest expense	5,505	5,601
Total non-interest expense	41,303	38,803
Income before income taxes	32,527	50,948
Income tax expense	6,170	9,952
Net income	$26,357	$40,996
Earnings per common share
Basic	$0.73	$1.10
Diluted	$0.73	$1.10

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$26,357	$40,996

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(74,193)	(19,112)
Reclassification adjustment for securities gains (losses) included in net income	—	(516)
Income tax effect	15,580	4,122
Net of tax amount	(58,613)	(15,506)

Unrealized gain (loss) on balance sheet swap	(16,241)	—
Reclassification adjustment for cash flow hedge derivatives gain included in net income	(793)
Income tax effect	3,578	—
Net of tax amount	(13,456)	—

Total other comprehensive income (loss)	(72,069)	(15,506)

Comprehensive income (loss)	$(45,712)	$25,490

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2022	$—	36,383,613	$306	$691,132	$(3,428)	$443,517	$(108,031)	$1,023,496
Net income						26,357		26,357
Other comprehensive income (loss)					(72,069)			(72,069)
Deferred compensation plan		9,933		(14)			14	—
Vesting of incentive plans		5,660		760			246	1,006
Restricted share issuance		19,936		(597)			351	(246)
Restricted share forfeitures		(5,398)		69			(285)	(216)
Shares repurchased		(793,166)					(24,245)	(24,245)
Common stock dividend payment ($0.30 per share)						(10,787)		(10,787)
Balance at March 31, 2022	$—	35,620,578	$306	$691,350	$(75,497)	$459,087	$(131,950)	$943,296

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2021	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276
Net income (loss)						40,996		40,996
Other comprehensive income (loss)					(15,506)			(15,506)
Deferred compensation plan		7,911		51			(51)	—
Stock based compensation expenses				551				551
Vesting of incentive plans		6,124		(82)			82	—
Shares issued under stock option plan		600					8	8
Restricted share issuance		13,708		(183)			183	—
Restricted share forfeitures		(5,779)		20			(138)	(118)
Shares repurchased		(39,200)					(1,078)	(1,078)
Common stock dividend payment ($0.24 per share)						(8,943)		(8,943)
Balance at March 31, 2021	$—	37,274,844	$306	$689,747	$(502)	$388,467	$(79,832)	$998,186

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$26,357	$40,996
Items not requiring (providing) cash:
Credit loss expense (benefit)	935	(6,963)
Depreciation	1,466	1,647
Amortization of premium and discounts on loans, securities, deposits and debt obligations	1,882	143
Amortization of mortgage servicing rights, net of impairment charges/recoveries	170	(2,976)
Amortization of intangibles	1,438	1,623
Change in deferred taxes	193	—
Proceeds from the sale of loans held for sale	122,952	258,544
Originations of loans held for sale	(112,308)	(249,607)
Mortgage banking gain, net	(2,543)	(5,640)
Loss (gain) on sale / write-down of real estate and other assets held for sale	(6)	6
Loss (gain) on sale of available for sale securities	—	(516)
Loss (gain) on equity securities	643	(1,610)
Stock based compensation expense	760	551
Restricted stock forfeitures for taxes and option exercises	(216)	(110)
Income from bank owned life insurance	(996)	(1,168)
Changes in:
Accrued interest receivable and other assets	(20,838)	(9,833)
Other liabilities	12,124	(744)
Net cash provided by (used by) operating activities	32,013	24,343
Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	32,299	41,123
Proceeds from sale of available-for-sale securities	—	22,380
Proceeds from sale of premises and equipment, real estate and other assets held for sale	44	117
Purchases of available-for-sale securities	(122,459)	(267,079)
Purchases of equity securities	—	(11,053)
Net change in Federal Home Loan Bank stock	(3,747)	6,698
Purchases of premises and equipment, net	(548)	(120)
Proceeds from bank owned life insurance	—	892
Net (decrease) increase in loans receivable	(91,416)	33,669
Net cash used by investing activities	(185,827)	(173,373)
Financing Activities
Net increase in deposits and advance payments by borrowers	31,046	303,532
Net change in Federal Home Loan Bank advances	150,000	—
Net cash paid for repurchase of common stock	(24,245)	(1,078)
Cash dividends paid on common stock	(10,787)	(8,943)
Net cash provided by financing activities	146,014	293,511
Increase (decrease) in cash and cash equivalents	(7,800)	144,481
Cash and cash equivalents at beginning of period	161,566	159,266
Cash and cash equivalents at end of period	$153,766	$303,747
Supplemental cash flow information:
Interest paid	$3,430	$5,425
Income taxes paid	—	—
Initial recognition of right-of-use asset	—	500
Initial recognition of lease liability	—	500
Transfers from loans to real estate and other assets held for sale	—	54

See accompanying notes.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2022 and 2021

1. Basis of Presentation

Premier Financial Corp. (“Premier” or the “Company”) is a bank holding company that conducts business through its wholly-owned subsidiaries, Premier Bank ("Bank"), First Insurance Group of the Midwest, Inc. (“First Insurance”), PFC Risk Management Inc. (“PFC Risk Management”) and PFC Capital, LLC (“PFC Capital”). All significant intercompany transactions and balances are eliminated in consolidation. Premier’s stock is traded on the NASDAQ Global Select Market under the ticker PFC.

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

PFC Capital was formed as an Ohio limited liability company in 2016 for the purpose of providing mezzanine funding for customers. Mezzanine loans are offered by PFC Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

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

The consolidated condensed statement of financial condition at December 31, 2021, was derived from the audited financial statements at that date, which were included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying consolidated condensed financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the entire year.

2. Significant Accounting Policies

Accounting Standards Update

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-4, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rates expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to adoption of alternative reference rates which include Secured Overnight Financing Rate (“SOFR”). The Company identified loans that renewed prior to 2021 and began incorporating LIBOR fallback language into existing LIBOR loans. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. Additionally, the Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. Legacy LIBOR-based loans will be transitioned to an alternative reference rate on or before June 30, 2023. The amendments in these updates are elective, are only available from March 12, 2020 until December 31, 2022 and their application did not have a material effect on the Company.

Accounting Standards not yet adopted

ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures: On March 30, 2022, the FASB issued Accounting Standards Update ("ASU") 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" which will eliminate troubled debt restructuring ("TDR") accounting for entities that have adopted ASU 2016-13, the current expected credit loss ("CECL") model and will add new vintage disclosures for gross write-offs. The elimination of TDR accounting can be adopted either prospectively for loan modifications after adoption or on a modified retrospective basis that would result in a cumulative effect adjustment to retained earnings in the period of adoption. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company can elect to early adopt a part or all of the update. The Company is currently assessing the impacts of adopting the guidance.

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

Loans held for sale, carried at fair value – The Company has elected the fair value option for all loans held for sale originated after January 31, 2020.

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

Appraisals for both individually analyzed collateral-dependent loans and other real estate owned ("OREO") are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal. Appraisal values are discounted from 0% to 30% to account for other factors that may impact the value of collateral. In determining the value of individually analyzed collateral dependent loans and OREO, significant unobservable inputs may be used, which include but are not limited to: physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$161,433	$—	$161,433
Mortgage-backed securities	—	200,824	—	200,824
Collateralized mortgage obligations	—	305,529	—	305,529
Asset-backed securities	—	213,097	—	213,097
Corporate bonds	—	72,719	—	72,719
Obligations of state and political subdivisions	—	265,764	—	265,764
Equity securities	13,454	—	—	13,454
Loans held for sale, at fair value	—	37,014	116,484	153,498
Interest rate swaps	—	2,338	—	2,338
Mortgage banking derivative	—	9,923	—	9,923
Liabilities:
Interest rate swaps	—	2,338	—	2,338
Cash flow hedge derivative	—	16,180	—	16,180

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$174,710	$—	$174,710
Mortgage-backed securities	—	206,751	—	206,751
Collateralized mortgage obligations	—	260,168	—	260,168
Asset-backed securities	—	220,536	—	220,536
Corporate bonds	—	70,893	—	70,893
Obligations of state and political subdivisions	—	273,202	—	273,202
Equity securities	14,097	—	—	14,097
Loans held for sale, at fair value	—	28,780	134,167	162,947
Interest rate swaps	—	1,287	—	1,287
Mortgage banking derivative	—	2,336	—	2,336
Liabilities:
Interest rate swaps	—	1,292	—	1,292

The table below presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2022 and 2021.

There were no securities that were measured at Level 3 for the three month periods ended March 31, 2022 and 2021.

	Construction loans held for sale
	Three Months Ended March 31,
	2022	2021
Balance of recurring Level 3 assets at beginning of period	$134,167	$123,029
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(13,459)	(5,568)
Originations	36,343	34,003
Sales	(40,567)	(16,826)
Balance of recurring Level 3 assets at end of period	$116,484	$134,638

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$116,484	Quoted market price	Time discount using the 60 day forward contract	0.00% - 1.52%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$134,167	Quoted market price	Time discount using the 60 day forward contract	0.00% - 1.86%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Residential	$—	$—	$16	16
Commercial real estate	—	—	3,218	3,218
Commercial	—	—	6,998	6,998
Total individually analyzed loans	—	—	10,232	10,232
Mortgage servicing rights	—	20,715	—	20,715

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$2,749	$2,749
Commercial	—	—	8,564	8,564
Total individually analyzed loans	—	—	11,313	11,313
Mortgage servicing rights	—	19,538	—	19,538

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$5,199	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	20-50%	31.38%
Individually analyzed Loans- Applies to loan classes without an appraisal valuation	$5,033	Equitable Recoupment claim estimate	Discounts for collection issues	25%	25.00%

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

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

The aggregate fair value of the residential mortgage loans held for sale at March 31, 2022 and December 31, 2021 was $37.0 million and $28.8 million, respectively, and they had a contractual balance of $36.1 million and $27.7 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three months ended March 31, 2022, $1.5 million was recorded in losses on the sale of loans held for sale for the change in fair value. For the three months ended March 31, 2021, $4.3 million was recorded in gains on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at March 31, 2022 and December 31, 2021, was $116.5 million and $134.2 million, respectively, and they had a contractual balance of $120.8 million and $125.0 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three months ended March 31, 2022, $13.4 million, was recorded in losses on the sale of loans held for sale for the change in fair value. For the three months ended March 31, 2021, $5.6 million, was recorded in losses on the sale of loans held for sale for the change in fair value.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2022, and December 31, 2021. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to Premier.

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

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2022.

The carrying value and estimated fair values of financial instruments at March 31, 2022 and December 31, 2021, were as follows:

		Fair Value Measurements at March 31, 2022
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$153,766	$153,766	$153,766	$—	$—
Securities available for sale	1,219,365	1,219,365	—	1,219,365	—
Equity securities	13,454	13,454	13,454	—	—
Accrued interest receivable	21,765	21,765	21,765	—	—
Federal Home Loan Bank Stock	15,332	N/A	N/A	N/A	N/A
Loans receivable, net	5,321,136	5,319,654	—	—	5,319,654
Loans held for sale, carried at fair value	153,498	153,498	—	37,014	116,484

Financial Liabilities:
Deposits	$6,317,235	$6,306,616	$5,592,560	$714,056	$—
Advances from Federal Home Loan Bank	150,000	150,000	—	150,000	—
Subordinated debentures	85,008	84,168	—	84,168	—

		Fair Value Measurements at December 31, 2021
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$161,566	$161,566	$161,566	$—	$—
Securities available for sale	1,206,260	1,206,260	—	1,206,260	—
Equity securities	14,097	14,097	14,097	—	—
Accrued interest receivable	20,767	20,767	20,767	—	—
Federal Home Loan Bank Stock	11,585	N/A	N/A	N/A	N/A
Loans receivable, net	5,229,700	5,265,689	—	—	5,265,689
Loans held for sale, carried at fair value	162,947	162,947	—	28,780	134,167

Financial Liabilities:
Deposits	$6,282,051	$6,280,336	$5,481,928	$798,408	$—
Subordinated debentures	84,976	85,417	—	—	85,417

4. Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees. On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Merger, Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan (the “UCFC 2007 Plan”) and UCFC’s 2015 Long Term Incentive Plan, which has since been renamed as the “Premier Financial Corp. 2015 Long Term Incentive Plan” (the “2015 Plan”). Premier also assumed the 2015 Plan with respect to the available shares under the UCFC 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger became exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options and remain subject to the terms of the 2015 Plan. Besides certain options issued under the First Defiance Financial Corp. 2010 Equity Incentive Plan, all awards currently outstanding are issued under the 2018 Equity Plan or the 2015 Plan. The 2018 Equity Plan and the 2015 Plan were each amended and restated in February 2022 to align certain administrative components of the plans in addition to enhancing certain governance components. New awards will be made under either the 2018 Equity Plan or the 2015 Plan as the Company determines. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, performance stock units ("PSUs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") or other stock-based awards. The 2015 Plan allows for the issuance of up to 1.2 million common shares, as adjusted for the Merger, through the award of options, RSAs, RSUs, and SARs.

The Company maintains a Short-Term Incentive Plan ("STIP"). Under the 2020, 2021 and 2022 STIPs, the participants can earn a cash payout. The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year.

As of March 31, 2022, 35,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

The Company maintains Long-Term Equity Incentive Plans ("LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan").

Under the Executive LTIP, participants may earn between 20% to 50% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 80,794 PSUs to the participants in the 2021 Executive LTIP during the first quarter of 2022, which represents the maximum target award. The value of awards issued in 2021 and 2022 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these LTIPs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement.

Under the Key Plan, the participants are granted RSUs based upon the achievement of certain targets in the prior year. The participants can earn from 5% to 10% of their salary in RSUs that vest three years from the date of grant. The Company granted 19,612 in RSAs and 17,542 RSUs in the first quarter of 2022 and 2021, respectively, as a payout under the Key Plan.

In 2022, the Company also granted 324 discretionary RSAs that vest three years from the date of grant. The grants vest over a three year period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

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

There were no options granted during the three months ended March 31, 2022 or 2021.

Following is stock option activity under the plans during the three months ended March 31, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2022	35,661	$21.72
Forfeited or cancelled	—	—
Exercised	—	—
Granted	—	—
Options outstanding, March 31, 2022	35,661	$21.72	4.09	$310,597
Exercisable at March 31, 2022	35,661	$21.72	4.09	$310,597

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Proceeds of options exercised	$—	$8	$—	$8
Related tax benefit recognized	—	—	—	—
Intrinsic value of options exercised	—	11	—	11

As of March 31, 2022, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.0 month.

At March 31, 2022, a total of 332,251 RSAs were outstanding. Compensation expense is recognized over the performance or vesting period. Total expense of $34,000 and $1.0 million was recorded during each of the three months ended March 31, 2022 and 2021, respectively, and approximately $181,000 and $2.7 million is included within other liabilities at March 31, 2022 and December 31, 2021, respectively, related to the cash portion of the STIPs.

	Performance Stock Units		Restricted Stock Units		Restricted Stock Awards
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2022	161,674	$28.36	51,773	$28.44	58,260	$29.71
Granted	80,794	30.65	—	—	19,936	30.66
Vested	—	—	(8,090)	26.40	(27,580)	26.93
Forfeited	—	—	(3,730)	28.20	(786)	31.84
Unvested at March 31, 2022	242,468	$29.12	39,953	$28.88	49,830	$31.60

The maximum amount of compensation expense that may be earned for the PSUs at March 31, 2022, is approximately $6.9 million in the aggregate. However, the estimated expense that is expected to be earned as of March 31, 2022, is $4.6 million of which $1.7 million was unrecognized at March 31, 2022, and will be recognized over the remaining performance periods.

5. Dividends on Common Stock

Premier declared and paid a $0.30 per common stock dividend in the first quarter of 2022 and declared and paid a $0.24 per common stock dividend in the first quarter of 2021.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2022	2021
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$26,357	$40,996
Less: income allocated to participating securities	35	43
Net income allocated to common shareholders	26,322	40,953

Weighted average common shares outstanding including participating securities	36,026	37,332
Less: Participating securities	48	39
Average common shares	35,978	37,293

Basic earnings per common share	$0.73	$1.10
Diluted Earnings Per Share:
Net income allocated to common shareholders	$26,322	$40,953
Weighted average common shares outstanding for basic earnings per common share	35,978	37,293
Add: Dilutive effects of stock options and restricted stock units	112	64
Average shares and dilutive potential common shares	36,090	37,357

Diluted earnings per common share	$0.73	$1.10

There were 16,206 shares for the three months ended March 31, 2022 that were excluded from the diluted earnings per common share calculation. There were no shares for the three months ended March 31, 2021 that were excluded from the dilutive earnings per common share calculation as no shares were anti-dilutive.

7. Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At March 31, 2022
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$174,400	$3	$(12,970)	$161,433
Mortgage-backed securities	215,800	114	(15,090)	200,824
Collateralized mortgage obligations	326,650	—	(21,122)	305,528
Asset-backed securities	216,998	487	(4,388)	213,097
Corporate bonds	74,395	158	(1,834)	72,719
Obligations of state and political subdivisions	290,408	1,577	(26,221)	265,764
Total Available-for-Sale	$1,298,651	$2,339	$(81,625)	$1,219,365

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At December 31, 2021
Available-for-sale
Obligations of U.S. government corporations and agencies	$174,644	$984	$(918)	$174,710
Mortgage-backed securities	208,281	851	(2,381)	206,751
Collateralized mortgage obligations	264,541	363	(4,736)	260,168
Asset-backed securities	221,545	610	(1,619)	220,536
Corporate bonds	70,008	1,160	(275)	70,893
Obligations of state and political subdivisions	272,334	5,898	(5,030)	273,202
Total Available-for-Sale	$1,211,353	$9,866	$(14,959)	$1,206,260

The amortized cost and fair value of the investment securities portfolio at March 31, 2022, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), CMOs and asset-backed securities (“ABS”), which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,230	$3,235
Due after one year through five years	43,732	42,536
Due after five years through ten years	205,366	195,580
Due after ten years	286,875	258,565
MBS/CMO/ABS	759,448	719,449
	$1,298,651	$1,219,365

Investment securities with a carrying amount of $555.0 million and $564.4 million at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral on public deposits.

The following tables summarize Premier’s securities that were in an unrealized loss position at March 31, 2022, and December 31, 2021:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At March 31, 2022
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$152,407	$(11,201)	$8,503	$(1,769)	$160,910	$(12,970)
Mortgage-backed securities	134,953	(9,319)	61,098	(5,771)	196,051	(15,090)
Collateralized mortgage obligations	300,681	(20,737)	4,847	(385)	305,528	(21,122)
Asset-backed securities	167,305	(4,255)	15,634	(133)	182,939	(4,388)
Corporate bonds	60,809	(1,786)	1,212	(48)	62,021	(1,834)
Obligations of state and political subdivisions	125,688	(13,129)	73,619	(13,092)	199,307	(26,221)
Total available-for-sale	$941,843	$(60,427)	$164,913	$(21,198)	$1,106,756	$(81,625)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At December 31, 2021
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$73,810	$(918)	$—	$—	$73,810	$(918)
Mortgage-backed securities-residential	167,379	(2,048)	13,689	(333)	181,068	(2,381)
Collateralized mortgage obligations	222,134	(4,736)	—	—	222,134	(4,736)
Asset-backed securities	140,226	(1,589)	2,705	(30)	142,931	(1,619)
Corporate bonds	24,173	(270)	504	(5)	24,677	(275)
Obligations of state and political subdivisions	99,199	(3,355)	34,548	(1,675)	133,747	(5,030)
Total available-for-sale	$726,921	$(12,916)	$51,446	$(2,043)	$778,367	$(14,959)

The Company realized no gains from the sale of available-for-sale securities in the three month period ending March 31, 2022. For the three months ended March 31, 2021, the Company had $516,000 in realized gains from the sale of investment securities.

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
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of March 31, 2022, management had determined that no credit loss exists.

At March 31, 2022, and December 31, 2021, the Company held preferred and common stock of various bank holding companies totaling $13.4 million and $14.1 million, respectively. During the three months ended March 31, 2022, $643,000 of unrealized losses were recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income. During the three months ended March 31, 2021, $1.6 million of unrealized gains were recorded within gain(loss) on equity securities on the Consolidated Condensed Statements of Income.
8. Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics. Loans receivable consist of the following:

	March 31, 2022	December 31, 2021
	(In Thousands)
Real Estate:
Residential	$1,222,057	$1,167,466
Commercial	2,495,469	2,450,349
Construction	883,712	862,815
	4,601,238	4,480,630
Other Loans:
Commercial	910,553	895,638
Home equity and improvement	261,176	264,354
Consumer finance	132,294	126,417
	1,304,023	1,286,409
Loans before deferred loan origination fees and costs	5,905,261	5,767,039
Deduct:
Undisbursed construction loan funds	(525,545)	(477,890)
Net deferred loan origination fees and costs	8,615	7,019
Allowance for credit losses	(67,195)	(66,468)
Total loans	$5,321,136	$5,229,700

The Company has responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing $636.9 million to small businesses in our markets. As of March 31, 2022, the Company had $18.7 million in PPP loans, which remained unpaid and were included in commercial loans in the above loan table. As of December 31, 2021, the Company had $58.9 million in PPP loans.

The following table discloses allowance for credit loss (“ACL”) activity for the three months ended March 31, 2022 and 2021 by portfolio segment (in thousands):

Three Months Ended March 31, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468
Charge-Offs	(140)	(7)	—	(10)	(29)	(103)	(289)
Recoveries	81	59	—	102	34	114	390
Provisions	(330)	1,750	(391)	319	(307)	(415)	626
Ending Allowance	$11,640	$34,201	$2,613	$13,821	$3,919	$1,001	$67,195

Three Months Ended March 31, 2021	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
Charge-Offs	—	—	—	(70)	(3)	(36)	(109)
Recoveries	8	36	—	198	29	27	298
Provisions	(34)	(8,181)	35	398	416	(148)	(7,514)
Ending Allowance	$17,508	$35,272	$2,776	$12,191	$5,181	$1,826	$74,754

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$78	$—	$—	$—	$78
Commercial	17,592	—	—	—	17,592
Construction	—	—	—	—	—

Other Loans:
Commercial	1,573	—	13,711	21	15,305
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$19,243	$—	$13,711	$21	$32,975

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$226	$—	$—	$—	$226
Commercial	18,399	—	—	—	18,399
Construction	—	—	—	—	—

Other Loans:
Commercial	1,574	160	14,023	25	15,782
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$20,199	$160	$14,023	$25	$34,407

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

	March 31, 2022	December 31, 2021
	(In Thousands)
Non-accrual loans with reserve	$32,930	$35,480
Non-accrual loans without reserve	14,368	$12,534
Loans 90 days plus past due and still accruing	—	—
Total non-performing loans	47,298	48,014
Real estate and other assets held for sale	253	171
Total non-performing assets	$47,551	$48,185
Troubled debt restructuring, still accruing	$6,287	$7,768

The following table presents the aging of the amortized cost in past due and non-accrual loans as of March 31, 2022, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	$1,202,041	$307	$3,327	$7,654	$11,288	$9,280
Commercial	2,486,865	549	6	8,059	8,614	14,423
Construction	358,167	—	—	—	—	—

Other Loans:
Commercial	890,418	10,371	—	936	11,307	11,386
Home equity and improvement	255,180	756	334	1,771	2,861	2,171
Consumer finance	129,659	1,530	598	1,959	4,087	2,100
PCD	21,924	173	703	5,044	5,920	7,938

Total Loans	$5,344,254	$13,686	$4,968	$25,423	$44,077	$47,298

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2021, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non Accrual
Real Estate:
Residential	$1,144,533	$234	$5,340	$7,487	$13,061	$9,034
Commercial	2,439,552	96	847	7,168	8,111	14,621
Construction	383,136	43	1,746	—	1,789	—

Other Loans:
Commercial	884,025	42	35	867	944	11,531
Home equity and improvement	257,055	1,851	408	1,634	3,893	2,051
Consumer finance	124,073	1,112	819	1,728	3,659	1,873
PCD	25,111	225	1,005	5,996	7,226	8,904

Total Loans	$5,257,485	$3,603	$10,200	$24,880	$38,683	$48,014

Troubled Debt Restructurings

As of March 31, 2022, and December 31, 2021, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $10.6 million and $11.9 million, respectively. The Company allocated $358,000 and $378,000 of specific reserves to those loans at March 31, 2022, and December 31, 2021, respectively, and had committed to lend additional amounts totaling up to $319,000 and $348,000 at March 31, 2022, and December 31, 2021, respectively.

The Company had previously worked with borrowers that were impacted by the COVID-19 pandemic by providing modifications to include either interest only deferral or principal and interest deferral. These modifications ranged from one to nine months. As of March 31, 2022 and December 31, 2021, the Company had no active deferrals.

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

Of the loans modified in a TDR as of March 31, 2022, $4.3 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three months ended March 31, 2022 and 2021:

	Loans Modified as a TDR for the Three Months Ended March 31, 2022 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$252
Commercial	—	—
Construction	—	—

Other Loans:
Commercial	—	—
Home equity and improvement	—	—
Consumer finance	2	20

Total	3	$272

The loans described above increased the ACL by $1,000 in the three months ended March 31, 2022.

	Loans Modified as a TDR for the Three Months Ended March 31, 2021 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	2	$150
Commercial	—	—
Construction	—	—

Other Loans:
Commercial	3	709
Home equity and improvement	—	—
Consumer finance	—	—

Total	5	$859

The loans described above increased the ACL by $6,000 in the three months ended March 31, 2021.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. There were no TDRs that subsequently defaulted as of March 31, 2022 or March 31, 2021.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,202,103	$1,295	$9,931	$-	$9,931	$1,213,329
Commercial	2,376,266	93,550	25,663	—	25,663	2,495,479
Construction	358,167	—	—	—	—	358,167

Other Loans:
Commercial	869,383	20,558	11,784	—	11,784	901,725
Home equity and improvement	255,883	—	2,158	—	2,158	258,041
Consumer finance	131,647	—	2,099	—	2,099	133,746
PCD	19,110	98	8,636	—	8,636	27,844

Total Loans	$5,212,559	$115,501	$60,271	$—	$60,271	$5,388,331

As of December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,146,212	$1,316	$10,066	$-	$10,066	$1,157,594
Commercial	2,324,846	93,676	29,141	—	29,141	2,447,663
Construction	365,403	19,522	—	—	—	384,925

Other Loans:
Commercial	856,402	14,815	13,752	—	13,752	884,969
Home equity and improvement	258,914	—	2,034	—	2,034	260,948
Consumer finance	125,879	—	1,853	—	1,853	127,732
PCD	19,547	101	12,689	—	12,689	32,337

Total Loans	$5,097,203	$129,430	$69,535	$—	$69,535	$5,296,168

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans as of March 31, 2022 and December 31, 2021 (in thousands):

	Term of loans by origination
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of March 31, 2022

Real Estate
Residential:
Risk Rating
Pass	$87,717	$247,594	$355,860	$104,958	$59,789	$344,704	$1,481	$1,202,103
Special Mention	—	—	187	37	—	158	913	1,295
Substandard	—	777	957	779	1,178	6,240	—	9,931
Doubtful	—	—	—	—	—	—	—	—
Total	$87,717	$248,371	$357,004	$105,774	$60,967	$351,102	$2,394	$1,213,329

Commercial:
Risk Rating
Pass	$117,640	$511,210	$513,331	$358,355	$228,407	$636,090	$11,233	$2,376,266
Special Mention	2,380	292	—	2,111	17,094	71,000	673	93,550
Substandard	—	195	559	4,788	4,946	14,949	226	25,663
Doubtful	—	—	—	—	—	—	—	—
Total	$120,020	$511,697	$513,890	$365,254	$250,447	$722,039	$12,132	$2,495,479

Construction:
Risk Rating
Pass	$196,348	$86,533	$53,706	$-	$727	$-	$20,853	$358,167
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—		—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$196,348	$86,533	$53,706	$-	$727	$-	$20,853	$358,167

Other Loans
Commercial:
Risk Rating
Pass	$67,089	$240,506	$125,299	$74,398	$41,778	$34,471	$285,842	$869,383
Special Mention	2,857	—	2,117	3,919	225	5,738	5,702	20,558
Substandard	—	123	10,347	22	249	216	827	11,784
Doubtful	—	—	—	—	—	—	—	—
Total	$69,946	$240,629	$137,763	$78,339	$42,252	$40,425	$292,371	$901,725

Home equity and Improvement:
Risk Rating
Pass	$3,622	$23,965	$6,444	$4,267	$2,524	$35,008	$180,053	$255,883
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	28	37	790	1,303	2,158
Doubtful	—	—	—	—	—	—	—	—
Total	$3,622	$23,965	$6,444	$4,295	$2,561	$35,798	$181,356	$258,041

Consumer Finance:
Risk Rating
Pass	$21,501	$44,590	$23,257	$19,959	$7,877	$5,528	$8,935	$131,647
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	187	980	717	125	86	4	2,099
Doubtful	—	—	—	—	—	—	—	—
Total	$21,501	$44,777	$24,237	$20,676	$8,002	$5,614	$8,939	$133,746

PCD:
Risk Rating
Pass	$-	$-	$-	$163	$1,733	$13,739	$3,475	$19,110
Special Mention	—	—	—	—	—	98	—	98
Substandard	—	—	—	53	26	5,854	2,703	8,636
Doubtful	—	—	—	—	—	—	—	—
Total	$-	$-	$-	$216	$1,759	$19,691	$6,178	$27,844

	Term of loans by origination
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
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
Allowance for Credit Losses

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

The remaining life method was selected for the consumer direct loan segment since the pool contains loans with many different structures and payment streams and collateral. The weighted average remaining life uses an average annual charge-off rate applied to the contractual term, further adjusted for estimated prepayments to determine the unadjusted historical charge-off rate for the remaining balance of assets.

Portfolio Segments	Loan Pool	Methodology	Loss Drivers
Residential real estate	1-4 Family nonowner occupied	DCF	National unemployment
	1-4 Family owner occupied	DCF	National unemployment
Commercial real estate	Commercial real estate nonowner occupied	DCF	National unemployment
	Commercial real estate owner occupied	DCF	National unemployment
	Multi Family	DCF	National unemployment
	Agriculture Land	DCF	National unemployment
	Other commercial real estate	DCF	National unemployment
Construction secured by real estate	Construction Other	PD/LGD	Call report loss history
	Construction Residential	PD/LGD	Call report loss history
Commercial	Commercial working capital	PD/LGD	Call report loss history
	Agriculture production	PD/LGD	Call report loss history
	Other commercial	PD/LGD	Call report loss history
Home equity and improvement	Home equity and improvement	PD/LGD	Call report loss history
Consumer finance	Consumer direct	Remaining life	Call report loss history
	Consumer indirect	DCF	National unemployment

According to the accounting standard, an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables for all loan segments. Current policy dictates that a loan will be placed on nonaccrual status, with the current accrued interest receivable balance being written off, upon the loan being 90 days delinquent or when the loan is deemed to be collateral dependent and the collateral analysis shows less than 1.2 times discounted collateral coverage based on a current assessment of the value of the collateral.

In addition to the ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establishes a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At March 31, 2022, the Company had $1.5 billion in unfunded commitments and set aside $5.3 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

Purchased Credit Deteriorated Loans

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$12,520	$176	$13,396	$197
Commercial	3,146	51	5,878	151
Construction	—	—	—	—
	15,666	227	19,274	348
Other Loans:
Commercial	8,595	1,211	9,167	1,531
Home equity and improvement	3,135	139	3,405	154
Consumer finance	448	9	491	7
	12,178	1,359	13,063	1,692
Total	$27,844	$1,586	$32,337	$2,040

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $4.1 million as of March 31, 2022, and $3.3 million as of December 31, 2021.

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Mortgage banking gain, net	$2,543	$5,640
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,879	1,917
Amortization of mortgage servicing rights	(1,403)	(2,344)
Mortgage servicing rights valuation adjustments	1,233	5,320
	1,709	4,893

Net revenue from sale and servicing of mortgage loans	$4,252	$10,533

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.94 billion at March 31, 2022, and December 31, 2021.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$22,244	$21,666
Loans sold, servicing retained	1,348	2,374
Amortization	(1,403)	(2,344)
Carrying value before valuation allowance at end of period	22,189	21,696

Valuation allowance:
Balance at beginning of period	(2,707)	(8,513)
Impairment recovery (charges)	1,233	5,320
Balance at end of period	(1,474)	(3,193)
Net carrying value of MSRs at end of period	$20,715	$18,503
Fair value of MSRs at end of period	$25,996	$18,695

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company had no accrual for secondary market buy-back activity at March 31, 2022 or December 31, 2021 based on management’s estimate of potential losses from this activity. There was no expense or credit recognized in the three months ended March 31, 2022.

10. Leases

The Company’s lease agreements have maturity dates ranging from April 2022 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 13.72 years as of March 31, 2022 and 14.21 years as of December 31, 2021. The weighted average discount rate for leases was 2.55% as of March 31, 2022 and 2.57% as of December 31, 2021.

The total operating lease costs were $542,000 and $664,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. The right-of-use asset, included in other assets, was $15.6 million and $15.4 million at March 31, 2022 and December 31, 2021, respectively. The lease liabilities, included in other liabilities, were $16.3 million and $16.1 million as of March 31, 2022 and December 31, 2021, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(in thousands)	March 31, 2022
Remainder of 2022	$2,526
2023	2,023
2024	1,632
2025	1,408
2026	1,173
Thereafter	11,772
Total undiscounted minimum lease payments	20,534
Present value adjustment	(4,187)
Total lease liabilities	$16,347

11. Deposits

A summary of deposit balances is as follows:

	March 31, 2022	December 31, 2021
	(In Thousands)
Non-interest-bearing checking accounts	$1,733,157	$1,724,772
Interest-bearing checking and money market accounts	3,029,260	2,952,705
Savings deposits	830,143	804,451
Retail certificates of deposit less than $250,000	586,967	636,477
Retail certificates of deposit greater than $250,000	137,708	163,646
	$6,317,235	$6,282,051

12. Borrowings

The Company's junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	March 31, 2022	December 31, 2021
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	$15,464	$15,464
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$48,925	$48,893

At March 31, 2022, the Company had $150.0 million of outstanding FHLB advances with a maturity date in 2022. There were no outstanding FHLB advances at December 31, 2021.

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

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 2.33% as of March 31, 2022, and 1.70% as of December 31, 2021.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.21% and 1.58% on March 31, 2022 and December 31, 2021, respectively.

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

13. Commitments, Guarantees and Contingent Liabilities

Loan commitments are made to accommodate the financial needs of Premier’s customers in the form of unfunded loans or unused lines of credit and result in market risk. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	March 31, 2022	December 31, 2021
Commitments to make loans	$1,154,525	$1,175,916
Unused lines of credit	1,007,302	626,348
Standby letters of credit	13,319	10,851
Total	$2,175,146	$1,813,115

Commitments to make loans are generally made for periods of 60 days or less.

14. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the states of Indiana and West Virginia. The Company is no longer subject to examination by income taxing authorities for years before 2018. The Company also currently operates in the states of Ohio, Michigan and Pennsylvania which tax financial institutions based on their equity rather than their income.

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2022	2021
	(In Thousands)
Current:
Federal	$5,814	$6,362
State and local	163	163
Deferred	193	3,427
	$6,170	$9,952

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended March 31,
	2022	2021
	(In Thousands)
Tax expense (benefit) at statutory rate (21%)	$6,830	$10,699
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	128	128
Tax exempt interest income, net of TEFRA	(186)	(200)
Bank owned life insurance	(209)	(245)
Captive insurance	(105)	(90)
Other	(288)	(340)
Totals	$6,170	$9,952

15. Derivative Financial Instruments

At March 31, 2022, the Company had approximately $27.3 million of interest rate lock commitments and $337.0 million of forward sales of mortgage backed securities. These commitments are considered derivatives. The Company had $65.4 million of interest rate lock commitments and $305.0 million of forward commitments at December 31, 2021.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instrument assets:

	March 31, 2022	December 31, 2021
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$9,923	$2,336

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative carrying value at March 31, 2022 and 2021 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$7,587	$4,124

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $82.6 million and fair value of $2.3 million in other assets and $2.3 million in other liabilities at March 31, 2022. As of December 31, 2021, the Company had interest rate swaps associated with commercial loans with a notional value of $69.4 million and fair value of $1.3 million in other assets and $1.3 million in other liabilities. For the three months ended March 31, 2022 and 2021, $1,000 and $198,000, respectively, flowed through noninterest income.

Interest Rate Swap Designated as Cash Flow Hedge

In May 2021, the Company entered into derivative instruments designated as a cash flow hedge. For a derivative instrument that is designated and qualifies as a cash flow hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

An interest rate swap with notional amount totaling $250.0 million as of March 31, 2022 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company’s floating rate loan pool. The gross aggregate fair value of the swap of $16.2 million is recorded in other liabilities in the unaudited Consolidated

Balance Sheets at March 31, 2022, with changes in fair value recorded net of tax in other comprehensive income (loss). As of December 31, 2021, the gross aggregate fair value of the swap of $854,000 was recorded in other assets in the Consolidated Balance Sheets. A summary of the interest-rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	March 31, 2022	December 31, 2021

Notional amount	$250,000	$250,000
Weighted average fixed receive rates	1.437%	1.437%
Weighted average variable 1-month LIBOR pay rates	0.438%	0.089%
Weighted average remaining maturity (in years)	9.0	9.3
Fair value	$(16,180)	$854

16. Other Comprehensive (Loss) Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2022:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(74,193)	$15,580	$(58,613)
Reclassification adjustment for net losses included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(16,241)	3,411	(12,830)
Reclassification adjustment for net gains included in net income	(793)	167	(626)
Total other comprehensive gain	$(91,227)	$19,158	$(72,069)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2021:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(19,112)	$4,014	$(15,098)
Reclassification adjustment for net gains included in net income	(516)	108	(408)
Total other comprehensive loss	$(19,628)	$4,122	$(15,506)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Cash Flow Hedge Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2022	$(4,023)	$(79)	$674	$(3,428)
Other comprehensive income/(loss) before reclassifications	(58,613)	—	(12,830)	(71,443)
Amounts reclassified from accumulated other comprehensive income	—	—	(626)	(626)

Net other comprehensive income/(loss) during period	(58,613)	—	(13,456)	(72,069)

Balance March 31, 2022	$(62,636)	$(79)	$(12,782)	$(75,497)

Balance January 1, 2021	$15,083	$(79)	$—	$15,004
Other comprehensive income (loss) before reclassifications	(15,098)	—	—	(15,098)
Amounts reclassified from accumulated other comprehensive income	(408)	—	—	(408)

Net other comprehensive income during period	(15,506)	—	—	(15,506)

Balance March 31, 2021	$(423)	$(79)	$—	$(502)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This quarterly report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 . These statements may include, but are not limited to, statements regarding projections, forecasts, goals and plans of Premier and its management, future movements of interests, loan or deposit production levels, future credit quality ratios, future strength in the market area, and growth projections. These statements do not describe historical or current facts and may be identified by words such as “intend,” “intent,” “believe,” “expect,” “estimate,” “target,” “plan,” “anticipate,” or similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “can,” or similar verbs. There can be no assurances that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Premier or any other persons, that our objectives and plans will be achieved.

Forward-looking statements involve numerous risks and uncertainties, any one or more of which could affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. These risks and uncertainties include, but not limited to: impacts from the novel coronavirus ("COVID-19") pandemic on the economy, financial markets, our customers, and our business and results of operation; changes in interest rates; disruptions in the mortgage market; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty; uncertainty in U.S. fiscal or monetary policy; uncertainty concerning or disruptions relating to tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rate levels; legislative or regulatory rulemaking or actions; capital market conditions; security breaches or unauthorized disclosure of confidential customer or Company information; interruptions in the effective operation of information and transaction processing systems of Premier or Premier’s vendors and service providers; failures or delays in integrating or adopting new technology; the impact of the cessation of LIBOR interest rates and implementation of a replacement rate; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2021, (the “2021 Form 10-K”). Any one or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three month periods ended March 31, 2022 and 2021.

Reconciliations of Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Net interest income (GAAP)	$57,894	$56,513
Add: FTE adjustment	229	237
Net interest income on a FTE basis (1)	$58,123	$56,750

Non-interest income-less securities gains/losses (2)	$17,514	$24,149
Non-interest expense (3)	41,303	38,803
Average interest-earning assets net of average
unrealized gains/losses on securities (4)	6,754,862	6,611,343

Ratios:
Net interest margin (1) / (4)	3.44%	3.43%
Efficiency ratio (3) / (1) + (2)	54.61%	47.96%

Critical Accounting Policies

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

General

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, the Bank, First Insurance, PFC Risk Management and PFC Capital.

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

PFC Capital was formed as an Ohio limited liability company in 2016 for the purpose of providing mezzanine funding for customers of Home Savings. Mezzanine loans are offered by PFC Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

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

Regulation – The Company is subject to regulation, examination and oversight by the Federal Reserve Board (“Federal Reserve”) and the SEC. The Bank is subject to regulation, examination and oversight by the FDIC and the Division of Financial Institutions of the Ohio Department of Commerce ("ODFI"). In addition, the Bank is subject to regulations of the Consumer Financial Protection Bureau (“CFPB”), which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations. The Company and the Bank must file periodic reports with the Federal Reserve, and examinations are conducted periodically by the Federal Reserve, the FDIC and the ODFI to determine whether the Company and the Bank are in compliance with various regulatory requirements and are operating in a safe and sound manner. The Company is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

Changes in Financial Condition

At March 31, 2022, the Company's total assets amounted to $7.6 billion compared to $7.5 billion at December 31, 2021. The increase is primarily attributable to growth in net loans of $91.4 million from $5.2 billion at December 31, 2021 to $5.3 billion at March 31, 2022. The increases in loans was funded by advances from the FHLB and deposit growth. Deposits increased $35.2 million from $6.3 billion at December 31, 2021, to $6.3 billion as of March 31, 2022. Non-interest bearing deposits grew $8.4 million for the quarter while interest-bearing deposits grew $26.8 million for the quarter.

Loans receivable, excluding loans held for sale, were $5.3 billion at March 31, 2022, compared to $5.2 billion at December 31, 2021. The $91.4 million increase was primarily due to an increase in residential loans and commercial loans. Residential loans increased as the Company sold fewer loans due to higher yields on holding loans than selling loans. Loans held for sale decreased from $162.9 million at December 31, 2021, to $153.5 million at March 31, 2022 as a result of sales activity.

Stockholders’ equity decreased $80.2 million from $1.0 billion at December 31, 2021, to $943.3 million at March 31, 2022. The quarterly decrease in stockholders’ equity was primarily due to a decrease in accumulated other comprehensive income (“AOCI”) and stock buybacks. The decrease in AOCI is primarily related to a $58.6 million negative valuation adjustment on the available-for-sale securities portfolio. The Company also completed the repurchase of 793,166 common shares for $24.2 million during the quarter. At March 31, 2022, 1,291,000 common shares remained available for repurchase under the Company’s existing repurchase program.

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

	Three Months Ended March 31,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$5,382,825	$55,248	4.11%	$5,629,715	$57,579	4.09%
Securities	1,250,321	5,701	1.82	823,986	3,905	1.90
Interest bearing deposits	109,757	46	0.17	145,658	66	0.18
FHLB stock	11,959	59	1.97	11,984	59	1.97
Total interest-earning assets	6,754,862	61,054	3.62	6,611,343	61,609	3.73
Non-interest-earning assets	786,552			727,543
Total assets	$7,541,414			$7,338,886

Interest-bearing liabilities:
Deposits	$4,600,801	$2,222	0.19%	$4,546,272	$4,164	0.37%
FHLB advances and other	16,278	13	0.32	—	—	—
Subordinated debentures	84,988	696	3.28	84,868	695	3.28
Total interest-bearing liabilities	4,702,067	2,931	0.25	4,631,140	4,859	0.42
Non-interest bearing deposits	1,713,416	—	—	1,644,020	—	—
Total including non-interest bearing demand deposits	6,415,483	2,931	0.18	6,275,160	4,859	0.31
Other non-interest-bearing liabilities	92,115			91,073
Total liabilities	6,507,598			6,366,233
Stockholders’ equity	1,033,816			972,653
Total liabilities and stockholders’ equity	$7,541,414			$7,338,886
Net interest income; interest rate spread		$58,123	3.37%		$56,750	3.31%
Net interest margin (3)			3.44%			3.43%
Average interest-earning assets to average interest-bearing liabilities			144%			143%

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

Results of Operations

Three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022, the Company reported net income of $26.4 million compared to net income of $41.0 million for the quarter ended March 31, 2021. On a per share basis, basic and diluted earnings per common share were $0.73 for the three months ended March 31, 2022 and basic and diluted income per common share were $1.10 for the three months ended March 31, 2021. The changes from 2021 to 2022 are due to fluctuations in provision for credit losses, mortgage banking income and security gains/losses, which are described in further detail below.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $57.9 million for the quarter ended March 31, 2022, up from $56.5 million for the same period in 2021. Average earning assets for the quarter ended March 31, 2022 were $6.8 billion compared to $6.6 billion for the quarter ended March 31, 2021. The tax-equivalent net interest margin was 3.44% for the quarter ended March 31, 2022, an increase from 3.43% for the same period in 2021. The slight increase in margin between the 2022 and 2021 quarters was primarily due to a decrease in the cost of funds partially offset by a decrease in the yield on earning assets. The yield on interest-earning assets was 3.62% for the quarter ended March 31, 2022, down 11 basis points from 3.73% for the same period in 2021. The cost of interest-bearing liabilities between the two periods declined 17 basis points to 0.25% in the first quarter of 2022 from 0.42% in the first quarter of 2021.

Interest income decreased $547,000 to $60.8 million for the quarter ended March 31, 2022, from $61.4 million for the quarter ended March 31, 2021. This decrease is due to a decrease in interest on loans offset mostly by an increase in interest on securities. Income from loans decreased to $55.2 million for the quarter ended March 31, 2022, compared to $57.6 million for the same period in 2021 due to a decrease in average loan balances to $5.4 billion for the three months ended March 31, 2022 from $5.6 billion for the first quarter of 2021 primarily as a result of a decline in PPP loans. Interest income from investments increased $1.8 million in the first quarter of 2022 to $5.5 million compared to $3.7 million in the same period in 2021 primarily due to an increase in average security balances of $426.3 million. The yield decreased 8 basis points to 1.82% for the three months ended March 31, 2022, compared to 1.90% for the same period in 2021. Income from interest bearing deposits decreased to $46,000 in the first quarter of 2022 compared to $66,000 for the same period in 2021. Average balances on interest earning deposits decreased $35.9 million to $109.8 million in the first quarter of 2022 from $145.7 million for the same period in 2021. The yield earned on interest bearing deposits declined 1 basis points in the first quarter of 2022 compared to the same period in 2021.

Interest expense decreased $2.0 million to $2.9 million in the first quarter of 2022 compared to $4.9 million for the same period in 2021. This decrease was due to a decline in the cost of interest-bearing liabilities of 17 basis points. Interest expense related to interest-bearing deposits was $2.2 million in the first quarter of 2022 compared to $4.2 million for the same period in 2021. Interest expense recognized by the Company related to FHLB advances was $13,000 in the first quarter of 2022. There was no expense related to FHLB advances for the same period in 2021. Expenses on subordinated debentures and notes payable was essentially flat at $696,000 in the first quarter of 2022 compared to $695,000 for the same period in 2021.

Allowance for Credit Losses

The Company has adopted ASU 2016-13, the Current Expected Credit Loss (“CECL”) model. The ACL represents management’s assessment of the estimated credit losses the Company will receive over the life of the loan. ACL requires a projection of credit losses over the contract lifetime of the credit adjusted for prepayment tendencies. Management analyzes the adequacy of the ACL regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The ACL is a material estimate that is susceptible to significant fluctuation and is established through a provision for credit losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. The Company’s goal is to have 45-50% of the portfolio reviewed annually using a risk based approach. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the ACL associated with these types of loans.

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $7.1 million at both March 31, 2022, and December 31, 2021.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies. In addition, the future economic environment is incorporated in projection with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast. For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into fifteen different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied for ACL. Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate. Commercial credits are comprised of commercial working capital, agriculture production and other commercial credits. Construction is broken down into construction other and residential construction and consumer is broken down into consumer direct, consumer indirect and home equity. The Company utilizes three different methodologies to analyze loan pools.

The DCF methodology was selected as the appropriate method for loan segments with longer average lives and regular payment structures. This method is applied to a majority of the Company’s real estate loans. DCF generates cash flow projections at the instrument level where payment expectations are adjusted for prepayment and curtailment to produce an expected cash flow stream that is net of estimated credit losses. This expected cash flow stream net of estimated credit losses is compared to the net present value of expected cash flows to establish a valuation account for these loans.

The PD/LGD methodology was selected as most appropriate for loan segments with average lives of three years or less and/or irregular payment structures. This methodology was used for home equity and commercial portfolios. A loan is considered to default if one of the following is detected:

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

The consumer portfolio contains loans with many different payment structures, payment streams and collateral. The remaining life method was deemed most appropriate for consumer direct loans and DCF for consumer indirect. The weighted average remaining life uses an annual charge-off rate over several vintages to estimate credit losses. The average annual charge-off rate is applied to the contractual term adjusted for prepayments. The DCF method was selected for consumer indirect due to the loan segments' longer average remaining life in addition to regular payment structure.

Additionally, CECL requires a reasonable and supportable forecast when establishing the ACL. The Company estimates losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then reverts to longer term historical loss experience over a three-year period.

The quantitative general allowance increased to $15.0 million at March 31, 2022, up from $12.3 million at December 31, 2021. As a part of the CECL model in certain calculations, especially discounted cash flows, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans. A decline in current and forecasted unemployment rates resulted in a reduction in projected loan losses.

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

The qualitative analysis indicated a general reserve of $45.1 million at March 31, 2022, compared to $47.1 million at December 31, 2021. Overall, the factors decreased slightly in the first quarter as a result of favorable trends in the environmental and risk factors listed above, partially offset by an increase in the economic factors.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.66% for consumer indirect loans to 1.48% for commercial real estate owner occupied loans at March 31, 2022.

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of March 31, 2022, is $27.8 million and $1.6 million, respectively.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the change in net charge-offs in the quarter, the Company’s provision for credit losses for the three months ended March 31, 2022 was an expense of $626,000. This is compared to a recovery of $7.5 million for the three months ended March 31, 2021. The ACL was $67.2 million at March 31, 2022, and $66.5 million at December 31, 2021. The ACL represented 1.25% of loans, net of undisbursed loan funds and deferred fees and costs at March 31, 2022, compared to 1.26% at December 31, 2021. In management’s opinion, the overall ACL of $67.2 million as of March 31, 2022, is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2022, there were no write-downs of real estate held for sale. Management believes that the values recorded at March 31, 2022, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $60.3 million at March 31, 2022, compared to $69.5 million at December 31, 2021, a decrease of $9.2 million. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at March 31, 2022, were appropriate. Of the $47.3 million in non-accrual loans at March 31, 2022, $21.9 million or (46.3%) are less than 90 days past due. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at March 31, 2022, and December 31, 2021, by category were as follows:

	March 31,	December 31,
	2022	2021
	(In Thousands)
Non-performing loans:
Residential real estate	$9,280	$9,034
Commercial real estate	14,423	14,621
Construction	—	—
Commercial	11,386	11,531
Home equity and improvement	2,171	2,051
Consumer finance	2,100	1,873
PCD	7,938	8,904
Total non-performing loans	47,298	48,014

Real estate owned	253	171
Total repossessed assets	253	171

Total Nonperforming assets	$47,551	$48,185
TDR loans, accruing	$6,287	$7,768

Total nonperforming assets as a percentage of total assets	0.63%	0.64%
Total nonperforming assets as a percentage of total loans plus REO*	0.88%	0.91%
ACL as a percent of total nonperforming assets	141.31%	137.94%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans account for 16.7% of non-performing loans. Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 1.25% of the total loans in that category at March 31, 2022, compared to 1.29% for the same category at December 31, 2021. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.58% of the total loans in this category at March 31, 2022, compared to 0.60% at December 31, 2021. Non-performing loans in the residential loan category represented 0.76% of the total loans in that category at March 31, 2022, compared to 0.77% for the same category at December 31, 2021.

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

The following tables detail net charge-offs/recoveries and non-accrual loans by loan type.

	For the Three Months Ended March 31, 2022		As of March 31, 2022
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$82	(81.19)%	$9,280	19.62%
Commercial real estate	(52)	51.49%	14,423	30.49%
Construction	—	—	-	—
Commercial	(89)	88.12%	11,386	24.07%
Home equity and improvement	(14)	13.86%	2,171	4.59%
Consumer finance	19	(18.81)%	2,100	4.44%
PCD	(47)	46.53%	7,938	16.78%
Total	$(101)	100.00%	$47,298	100.00%

	For the Three Months Ended March 31, 2021		As of December 31, 2021
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(8)	4.23%	$9,034	18.82%
Commercial real estate	(36)	19.05%	14,621	30.45%
Construction	—	—	-	—
Commercial	(20)	10.58%	11,531	24.02%
Home equity and improvement	(26)	13.76%	2,051	4.27%
Consumer finance	5	(2.65)%	1,873	3.90%
PCD	(104)	55.03%	8,904	18.54%
Total	$(189)	100.00%	$48,014	100.00%

	For the Quarter Ended
	1st Qtr 2022	4th Qtr 2021	3rd Qtr 2021	2nd Qtr 2021	1st Qtr 2021
	(In Thousands)
Allowance at beginning of period	$66,468	$73,217	$71,367	$74,754	$82,079
Provision (benefit) for credit losses	626	2,818	1,594	(3,631)	(7,514)
Charge-offs:
Residential	140	83	27	—	—
Commercial real estate	7	3,087	84	—	—
Construction	—	—	—	—	—
Commercial	10	6,513	372	—	70
Home equity and improvement	20	13	47	—	3
Consumer finance	102	249	85	106	32
PCD	10	2	3	605	4
Total charge-offs	289	9,947	618	711	109
Recoveries	390	380	874	955	298
Net charge-offs (recoveries)	(101)	9,567	(256)	(244)	(189)
Ending allowance	$67,195	$66,468	$73,217	$71,367	$74,754

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	March 31, 2022		December 31, 2021		September 30, 2021		June 30, 2021		March 31, 2021
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
					(Dollars In Thousands)
Residential	$11,640	20.7%	$12,029	20.2%	$13,749	19.7%	$15,268	19.6%	$17,508	19.9%
Commercial real estate	34,201	42.3%	32,399	42.5%	34,092	41.6%	34,461	41.4%	35,272	40.9%
Construction	2,613	15.0%	3,004	15.0%	3,621	15.4%	2,739	14.3%	2,776	12.8%
Commercial	13,821	15.4%	13,410	15.5%	15,428	16.6%	12,211	18.1%	12,191	20.0%
Home equity and improvement	3,919	4.4%	4,221	4.6%	4,688	4.6%	4,988	4.5%	5,181	4.4%
Consumer finance	1,001	2.2%	1,405	2.2%	1,639	2.2%	1,700	2.0%	1,826	2.0%
	$67,195	100.0%	$66,468	100.0%	$73,217	100.0%	$71,367	100.0%	$74,754	100.0%

Key Asset Quality Ratio Trends

	1st Qtr 2022	4th Qtr 2021	3rd Qtr 2021	2nd Qtr 2021	1st Qtr 2021
Allowance for credit losses / loans*	1.25%	1.26%	1.39%	1.33%	1.37%
Allowance for credit losses / loans excluding PPP loans	1.25%	1.27%	1.43%	1.41%	1.49%
Allowance for credit losses / non-performing assets	141.31%	137.94%	121.77%	172.63%	151.47%
Allowance for credit losses / non-performing loans	142.07%	138.43%	122.30%	172.82%	151.64%
Non-performing assets / loans plus OREO*	0.88%	0.91%	1.14%	0.77%	0.90%
Non-performing assets / total assets	0.63%	0.64%	0.81%	0.54%	0.66%
Net charge-offs / average loans (annualized)	(0.01)%	0.71%	(0.02)%	(0.02)%	(0.01)%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income decreased $9.4 million in the first quarter of 2022 to $16.9 million from $26.3 million for the same period in 2021.

Service Fees. Service fees and other charges increased by $531,000 from $5.5 million for the three months ended March 31, 2022, to $6.0 million for the same period in 2021. This increase is due primarily to higher ATM and interchange related fees in the first quarter of 2022 compared to the same quarter in 2021.

Mortgage Banking Activity. Mortgage banking income decreased to $4.3 million in the first quarter of 2022 from $10.5 million in the first quarter of 2021. Mortgage banking gains decreased to $2.5 million in the first quarter of 2022 from $5.6 million in the first quarter of 2021. This decrease was primarily due to lower production, compressed margins and lower saleable mix. Mortgage loan servicing revenue was $1.9 million in the first quarter of both 2022 and 2021. Amortization of mortgage servicing rights decreased to $1.4 million in the first quarter of 2022 from $2.3 million in the first quarter of 2021. The Company had a benefit for a decrease in the valuation adjustment in mortgage servicing assets of $1.2 million in the first quarter of 2022 compared with a benefit for a decrease in the valuation adjustment of $5.3 million in the first quarter of 2021. These fluctuations have been caused by changes in the level of interest rates and prepayment speeds.

Gain on Sale of Available-for-Sale Securities. The Company sold available-for-sale securities during the first quarter of 2021 resulting in a gain of $516,000 compared to no activity for the same period in 2022. The Company sold the securities to exit from fast paying mortgage-backed securities and take advantage of favorable pricing.

Gain (loss) on Equity Securities. The Company recognized an unrealized loss on equity securities of $643,000 for the first quarter of 2022 compared to an unrealized gain of $1.6 million in the first quarter of 2021.

These amounts are attributable to changes in valuations in the trading securities portfolio as a result of market conditions.

Insurance Commissions. Insurance commissions decreased slightly from $4.9 million in the first quarter of 2021 to $4.6 million in the first quarter of 2022.

Wealth Management Income. Income from wealth management was $1.5 million for the first quarter of 2022 compared to $1.8 million in the first quarter of 2021.

Bank-Owned Life Insurance. Income from bank owned life insurance decreased slightly from $1.2 million in the first quarter of 2021 to $996,000 for the same period in 2022 as a result of $334,000 in claims in the first quarter of 2021 compared to none in 2022.

Other Non-Interest Income. Other non-interest income declined to $150,000 in the first quarter of 2022 from $340,000 in the same period in 2021.

Non-Interest Expense.

Non-interest expense increased $2.5 million to $41.3 million for the first quarter of 2022 compared to $38.8 million for the same period in 2021. The increase is mainly attributable to compensation and benefits.

Compensation and Benefits. Compensation and benefits increased to $25.5 million in the first quarter of 2022, compared to $22.0 million in the first quarter of 2021. This is primarily due to the combination of higher costs related to higher staffing levels for our growth initiatives, continued higher healthcare benefit costs and lower deferred costs related to lower residential mortgage production.

Occupancy. Occupancy expense decreased to $3.7 million in the first quarter of 2022 compared to $4.1 million in the first quarter of 2021. This decrease was due to the closure of three branches in 2021.

FDIC Insurance Premium. The premiums on FDIC insurance decreased to $593,000 for the three months ended March 31, 2022 compared to $898,000 for the first quarter of 2021. The decrease was due to higher levels of equity at the Bank resulting from increased net income.

Financial Institutions Tax. The Company’s financial institutions tax remained flat at $1.2 million in the first quarter of 2022 and 2021.

Data Processing. Data processing costs were mostly flat at $3.3 million in the first quarter of 2022, a decrease of $47,000 from $3.4 million in the first quarter of 2021.

Amortization of Intangibles. Expense from the amortization of intangibles decreased to $1.4 million in the first quarter of 2022 from $1.6 million in the first quarter of 2021. The decrease is primarily related to the amortization of core deposit intangibles over the past year.

Other Non-Interest Expenses. Other non-interest expenses decreased $96,000 to $5.5 million for the three months ended March 31, 2022 from $5.6 million for the same period in 2021.

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

At March 31, 2022, the Bank had $1.9 billion of on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity.

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

In the first quarter of 2020, the federal banking agencies approved the final rules implementing CECL. Under the final rules the Company had the ability to phase in the effects of the adoption of CECL, which it chose not to do. The full effect of the adoption of CECL was absorbed in the Company’s March 31, 2020 capital calculations. The Company met each of the well-capitalized ratio guidelines at March 31, 2022. The following table indicates the capital ratios for the Company (consolidated) and the Bank at March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$683,235	10.31%	$298,312	4.5%	N/A	N/A
Premier Bank	$713,920	10.81%	$297,097	4.5%	$429,139	6.5%
Tier 1 Capital
Consolidated	$718,235	9.86%	$291,406	4.0%	N/A	N/A
Premier Bank	$713,920	9.88%	$289,054	4.0%	$361,317	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$718,235	10.83%	$397,750	6.0%	N/A	N/A
Premier Bank	$713,920	10.81%	$396,129	6.0%	$528,172	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$839,184	12.66%	$530,333	8.0%	N/A	N/A
Premier Bank	$784,869	11.89%	$528,172	8.0%	$660,215	10.0%
(1)
Excludes capital conservation buffer of 2.50%

	December 31, 2021
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$689,930	10.92%	$284,394	4.5%	N/A	N/A
Premier Bank	$725,600	11.53%	$283,265	4.5%	$409,160	6.5%

Tier 1 Capital
Consolidated	$724,930	10.10%	$287,138	4.0%	N/A	N/A
Premier Bank	$725,600	10.16%	$285,664	4.0%	$357,080	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$724,930	11.47%	$379,192	6.0%	N/A	N/A
Premier Bank	$725,600	11.53%	$377,686	6.0%	$503,582	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$844,389	13.36%	$505,589	8.0%	N/A	N/A
Premier Bank	$795,059	12.63%	$503,582	8.0%	$629,477	10.0%
(1)
Excludes capital conservation buffer of 2.50%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the Company’s 2021 Form 10-K, the Company's ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.

The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements.

The table below presents, for the twelve months subsequent to March 31, 2022 and December 31, 2021, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of March 31, 2022, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2022, decreased in the rising rate environment and increased in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2021.

	Impact on Future Annual Net Interest Income
	March 31, 2022	December 31, 2021
Immediate Change in Interest Rates
+400	14.45%	19.16%
+300	11.08%	14.52%
+200	7.49%	9.66%
+100	3.62%	4.82%
-100	(3.13)%	(3.21)%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -100 basis points to +400 basis points. The results of this analysis are reflected in the following tables for the quarter ended March 31, 2022, and the year ended December 31, 2021.

	March 31, 2022	December 31, 2021
Change in Rates	Economic Value of Equity % Change	Economic Value of Equity % Change

+400 bp	2.03%	7.01%
+ 300 bp	2.41%	6.61%
+ 200 bp	2.20%	5.39%
+ 100 bp	1.45%	3.10%
0 bp	—	—
- 100 bp	(3.08)%	(6.83)%

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, including this report, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, including those disclosure controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed or operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended March 31, 2022. The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended March 31, 2022:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, January 1, 2022				1,032,864
January 1 - January 31, 2022	103,038	$30.86	99,166	1,985,000
February 1 - February 28, 2022	486,126	30.46	484,600	1,500,400
March 1 - March 31, 2022	209,400	30.69	209,400	1,291,000
Total	798,564	$28.92	793,166	1,291,000
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
(2)
Of this amount, 5,398 shares were obtained in fulfillment of tax obligations from vesting of restricted stock compensation and were not part of the publicly announced repurchase program.

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

Exhibit 10.1	Premier Financial Corp. Long Term Incentive Program (incorporated herein by reference to Exhibit 10.1 in Registrant's Form 8-K filed February, 23, 2022 (File NO. 000-26850))
Exhibit 10.2

Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.2 in Registrant's Form 8-K filed February, 23, 2022 (File NO. 000-26850))

Exhibit 10.3	Premier Financial Corp. Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 in Registrant's Form 8-K filed February, 23, 2022 (File NO. 000-26850))
Exhibit 10.4	Premier Financial Corp. Short Term Incentive Program (incorporated herein by reference to Exhibit 10.4 in Registrant's Form 8-K filed February, 23, 2022 (File NO. 000-26850))
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at March 31, 2022 and December 31, 2021; (ii) Unaudited Consolidated Condensed Statements of Income for the three months ended March 31, 2022 and 2021; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: May 9, 2022	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)