Form 10-Q
period 2022-06-30
PREMIER FINANCIAL CORP
filed 2022-08-05
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 35,564,122 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$62,080	$54,858
Interest-bearing deposits	72,314	106,708
	134,394	161,566
Securities available-for-sale, carried at fair value	1,140,466	1,206,260
Equity securities, carried at fair value	13,293	14,097
Loans held for sale, carried at fair value	145,092	162,947
Loans receivable, net of allowance for credit losses of $67,074 at June 30, 2022 and $66,468 at December 31, 2021, respectively	5,823,749	5,229,700
Mortgage servicing rights	20,693	19,538
Accrued interest receivable	22,533	20,767
Federal Home Loan Bank stock	23,991	11,585
Bank owned life insurance	168,746	166,767
Premises and equipment	54,060	55,602
Real estate and other assets held for sale	462	171
Goodwill	317,948	317,948
Core deposit and other intangibles	21,311	24,129
Other assets	123,886	90,325
Total assets	$8,010,624	$7,481,402
Liabilities and stockholders’ equity
Liabilities:
Deposits	$6,516,344	$6,282,051
Advances from the Federal Home Loan Bank	380,000	—
Subordinated debentures	85,039	84,976
Advance payments by borrowers	40,344	24,716
Reserve for credit losses - unfunded commitments	6,755	5,031
Other liabilities	80,995	61,132
Total liabilities	7,109,477	6,457,906
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,555,478 and 36,383,613 shares outstanding at June 30, 2022 and December 31, 2021, respectively	306	306
Additional paid-in capital	690,905	691,132
Accumulated other comprehensive income, net of tax of $(33,694) and $(912), respectively	(126,754)	(3,428)
Retained earnings	470,779	443,517
Treasury stock, at cost, 7,741,782 shares at June 30, 2022 and 6,913,647 shares at December 31, 2021	(134,089)	(108,031)
Total stockholders’ equity	901,147	1,023,496
Total liabilities and stockholders’ equity	$8,010,624	$7,481,402

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income
Loans	$56,567	$55,772	$111,808	$113,338
Investment securities:
Taxable	5,328	3,939	9,938	6,720
Non-taxable	869	1,055	1,738	1,954
Interest-bearing deposits	120	42	166	108
FHLB stock dividends	174	56	233	115
Total interest income	63,058	60,864	123,883	122,235
Interest Expense
Deposits	2,671	3,559	4,893	7,723
FHLB advances and other	527	12	540	12
Subordinated debentures	763	674	1,459	1,369
Notes payable	1	—	1	—
Total interest expense	3,962	4,245	6,893	9,104
Net interest income	59,096	56,619	116,990	113,131
Credit loss expense (benefit) - loans and leases	5,151	(3,631)	5,777	(11,145)
Credit loss expense - unfunded commitments	1,415	(288)	1,724	263
Net interest income after credit (benefit) loss expense	52,530	60,538	109,489	124,013
Non-interest Income
Service fees and other charges	6,676	6,282	12,676	11,751
Insurance commissions	4,334	4,059	8,973	8,940
Mortgage banking income	1,948	2,157	6,200	12,691
Gain on sale of securities available for sale	—	1,469	—	1,985
Gain (loss) on equity securities	(1,161)	(808)	(1,804)	802
Wealth management income	1,414	1,566	2,891	3,322
Income from Bank Owned Life Insurance	983	859	1,979	2,028
Other non-interest income	171	1,700	313	1,859
Total non-interest income	14,365	17,284	31,228	43,378
Non-interest Expense
Compensation and benefits	22,334	21,046	47,875	43,044
Occupancy	3,494	3,837	7,194	7,949
FDIC insurance premium	802	522	1,395	1,420
Financial institutions tax	1,074	1,177	2,265	2,367
Data processing	3,442	3,334	6,777	6,716
Amortization of intangibles	1,380	1,575	2,818	3,197
Other non-interest expense	6,563	6,623	12,060	12,043
Total non-interest expense	39,089	38,114	80,384	76,736
Income before income taxes	27,806	39,708	60,333	90,655
Income tax expense	5,446	8,323	11,616	18,274
Net income	$22,360	$31,385	$48,717	$72,381
Earnings per common share
Basic	$0.63	$0.84	$1.36	$1.94
Diluted	$0.63	$0.84	$1.36	$1.94

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$22,360	$31,385	$48,717	$72,381

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(53,212)	11,985	(127,405)	(7,127)
Reclassification adjustment for securities gains (losses) included in net income	—	(1,469)	—	(1,985)
Income tax effect	11,174	(2,208)	26,754	1,914
Net of tax amount	(42,038)	8,308	(100,651)	(7,198)

Unrealized gain (loss) on balance sheet swap	(13,710)	4,434	(29,951)	4,434
Reclassification adjustment for cash flow hedge derivatives gain included in net income	2,041	(450)	1,248	(450)
Income tax effect	2,450	(837)	6,028	(837)
Net of tax amount	(9,219)	3,147	(22,675)	3,147

Total other comprehensive income (loss)	(51,257)	11,455	(123,326)	(4,051)

Comprehensive income (loss)	$(28,897)	$42,840	$(74,609)	$68,330

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2022	$—	36,383,613	$306	$691,132	$(3,428)	$443,517	$(108,031)	$1,023,496
Net income						26,357		26,357
Other comprehensive income (loss)					(72,069)			(72,069)
Deferred compensation plan		9,933		(14)			14	—
Stock based compensation expenses				760				760
Vesting of incentive plans		5,660		(246)			246	—
Restricted share issuance		19,936		(351)			351	—
Restricted share forfeitures		(5,398)		69			(285)	(216)
Shares repurchased		(793,166)					(24,245)	(24,245)
Common stock dividend payment ($0.30 per share)						(10,787)		(10,787)
Balance at March 31, 2022	$—	35,620,578	$306	$691,350	$(75,497)	$459,087	$(131,950)	$943,296
Net income						22,360		22,360
Other comprehensive income					(51,257)			(51,257)
Deferred compensation plan				(14)			14	—
Stock based compensation expenses				157				157
Vesting of incentive plans		5,547		(167)			167	—
Restricted share issuance		24,256		(421)			421	—
Restricted share forfeitures		(4,033)					(118)	(118)
Shares repurchased		(90,870)					(2,623)	(2,623)
Common stock dividend payment ($0.30 per share)						(10,668)		(10,668)
Balance at June 30, 2022	$—	35,555,478	$306	$690,905	$(126,754)	$470,779	$(134,089)	$901,147

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2021	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276
Net income (loss)						40,996		40,996
Other comprehensive income (loss)					(15,506)			(15,506)
Deferred compensation plan		7,911		51			(51)	—
Stock based compensation expenses				551				551
Vesting of incentive plans		6,124		(82)			82	—
Shares issued under stock option plan		600					8	8
Restricted share issuance		13,708		(183)			183	—
Restricted share forfeitures		(5,779)		20			(138)	(118)
Shares repurchased		(39,200)					(1,078)	(1,078)
Common stock dividend payment ($0.24 per share)						(8,943)		(8,943)
Balance at March 31, 2021	$—	37,274,844	$306	$689,747	$(502)	$388,467	$(79,832)	$998,186
Net income						31,385		31,385
Other comprehensive income					11,455			11,455
Deferred compensation plan				(26)			26	—
Stock based compensation expenses				656				656
Vesting of incentive plans		21,834		(291)			291	—
Shares issued under stock option plan								—
Restricted share issuance		22,550		(301)			301	—
Restricted share forfeitures		(15,257)					(507)	(507)
Shares repurchased		(126,366)					(3,773)	(3,773)
Common stock dividend payment ($0.26 per share)						(9,699)		(9,699)
Balance at June 30, 2021	$—	37,177,605	$306	$689,785	$10,953	$410,153	$(83,494)	$1,027,703

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$48,717	$72,381
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,501	(10,882)
Depreciation	2,884	3,256
Amortization of premium and discounts on loans, securities, deposits and debt obligations	5,162	1,888
Amortization of mortgage servicing rights, net of impairment charges/recoveries	1,251	(575)
Amortization of intangibles	2,818	3,197
Change in deferred taxes	(606)	2,582
Proceeds from the sale of loans held for sale	187,315	467,067
Originations of loans held for sale	(168,157)	(440,523)
Mortgage banking gain, net	(3,710)	(8,311)
Loss (gain) on sale / write-down of real estate and other assets held for sale	(65)	(11)
Loss (gain) on sale of available for sale securities	—	(1,985)
Loss (gain) on equity securities	1,804	(802)
Stock based compensation expense	917	1,207
Restricted stock forfeitures for taxes and option exercises	(334)	(617)
Income from bank owned life insurance	(1,979)	(2,028)
Changes in:
Accrued interest receivable and other assets	(35,105)	(10,767)
Other liabilities	24,327	(10,101)
Net cash provided (used) by operating activities	72,740	64,976
Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	56,756	81,930
Proceeds from sale of available-for-sale securities	—	105,064
Proceeds from sale of premises and equipment, real estate and other assets held for sale	309	209
Purchases of available-for-sale securities	(122,457)	(740,534)
Purchases of equity securities	(1,000)	(11,053)
Net change in Federal Home Loan Bank stock	(12,406)	3,279
Purchases of premises and equipment, net	(1,342)	(630)
Proceeds from bank owned life insurance	—	893
Net (increase) decrease in loans receivable	(601,854)	144,510
Net cash used in investing activities	(681,994)	(416,332)
Financing Activities
Net increase in deposits and advance payments by borrowers	250,405	242,091
Net change in Federal Home Loan Bank advances	380,000	105,000
Net cash paid for repurchase of common stock	(26,868)	(4,851)
Cash dividends paid on common stock	(21,455)	(18,642)
Net cash provided by financing activities	582,082	323,598
Increase (decrease) in cash and cash equivalents	(27,172)	(27,758)
Cash and cash equivalents at beginning of period	161,566	159,266
Cash and cash equivalents at end of period	$134,394	$131,508
Supplemental cash flow information:
Interest paid	$6,707	$9,176
Income taxes paid	7,110	3
Initial recognition of right-of-use asset	—	500
Initial recognition of lease liability	—	500
Transfers from loans to real estate and other assets held for sale	—	120

See accompanying notes.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

June 30, 2022 and 2021

1. Basis of Presentation

Premier Financial Corp. (“Premier” or the “Company”) is a bank holding company that conducts business through its wholly-owned subsidiaries, Premier Bank (the "Bank"), First Insurance Group of the Midwest, Inc. (“First Insurance”), PFC Risk Management Inc. (“PFC Risk Management”) and PFC Capital, LLC (“PFC Capital”). All significant intercompany transactions and balances are eliminated in consolidation. Premier’s stock is traded on the NASDAQ Global Select Market under the ticker PFC.

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

The consolidated condensed statement of financial condition at December 31, 2021, was derived from the audited financial statements at that date, which were included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K").

The accompanying consolidated condensed financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the entire year.

2. Significant Accounting Policies

Accounting Standards Update

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to adoption of alternative reference rates which include Secured Overnight Financing Rate (“SOFR”). The Company identified loans that renewed prior to 2021 and began incorporating LIBOR fallback language into existing LIBOR loans. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. The Company has also adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020, and has discontinued the issuance of new LIBOR-based loans since December 31, 2021, according to regulatory guidelines. Legacy LIBOR-based loans will be transitioned to an alternative reference rate on or before June 30, 2023. The updates are elective, are only available from March 12, 2020 until December 31, 2022 and their application did not have a material effect on the Company.

Accounting Standards not yet adopted

ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures: On March 30, 2022, the FASB issued ASU 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" which will eliminate troubled debt restructuring ("TDR") accounting for entities that have adopted ASU 2016-13, the current expected credit loss ("CECL") model and will add new vintage disclosures for gross write-offs. The elimination of TDR accounting can be adopted either prospectively for loan modifications after adoption or on a modified retrospective basis that would result in a cumulative effect adjustment to retained earnings in the period of adoption. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company can elect to early adopt a part or all of such update. The Company is currently assessing the impacts of adopting the guidance.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$153,022	$—	$153,022
Mortgage-backed securities	—	185,396	—	185,396
Collateralized mortgage obligations	—	281,988	—	281,988
Asset-backed securities	—	204,982	—	204,982
Corporate bonds	—	70,912	—	70,912
Obligations of state and political subdivisions	—	244,166	—	244,166
Equity securities	13,293	—	—	13,293
Loans held for sale, at fair value	—	28,077	117,015	145,092
Interest rate swaps	—	3,338	—	3,338
Mortgage banking derivative	—	1,851	—	1,851
Liabilities:
Interest rate swaps	—	3,338	—	3,338
Cash flow hedge derivative	—	27,849	—	27,849

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$174,710	$—	$174,710
Mortgage-backed securities	—	206,751	—	206,751
Collateralized mortgage obligations	—	260,168	—	260,168
Asset-backed securities	—	220,536	—	220,536
Corporate bonds	—	70,893	—	70,893
Obligations of state and political subdivisions	—	273,202	—	273,202
Equity securities	14,097	—	—	14,097
Loans held for sale, at fair value	—	28,780	134,167	162,947
Interest rate swaps	—	1,287	—	1,287
Cash flow hedge derivative	—	854	—	854
Mortgage banking derivative	—	2,336	—	2,336
Liabilities:
Interest rate swaps	—	1,292	—	1,292

The table below presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021. There were no securities that were measured at Level 3 for the three and six months ended June 30, 2022 and 2021.

	Construction loans held for sale
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance of recurring Level 3 assets at beginning of period	$116,484	$134,638	$134,167	$123,029
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(6,331)	1,814	(19,790)	(3,754)
Originations	37,264	30,924	73,607	64,928
Sales	(30,402)	(18,717)	(70,969)	(35,544)
Balance of recurring Level 3 assets at end of period	$117,015	$148,659	$117,015	$148,659

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$117,015	Quoted market price	Time discount using the 60 day forward contract	0.00% - 1.21%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$134,167	Quoted market price	Time discount using the 60 day forward contract	0.00% - 1.86%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$4,646	$4,646
Commercial	—	—	5,666	5,666
Total individually analyzed loans	$—	$—	$10,312	$10,312
Mortgage servicing rights	$—	$20,693	$—	$20,693

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$2,749	$2,749
Commercial	—	—	8,564	8,564
Total individually analyzed loans	$—	$—	$11,313	$11,313
Mortgage servicing rights	$—	$19,538	$—	$19,538

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$6,282	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-30%	16.08%
Individually analyzed Loans- Applies to loan classes without an appraisal valuation	$4,030	Equitable Recoupment claim estimate	Discounts for collection issues	60%	60.00%

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

The aggregate fair value of the residential mortgage loans held for sale at June 30, 2022 and December 31, 2021 was $28.1 million and $28.8 million, respectively, and they had a contractual balance of $28.4 million and $27.7 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three and six months ended June 30, 2022, $157,000 and ($1.3) million, respectively, were recorded in gains on the sale of loans held for sale for the change in fair value. For the three and six months ended June 30, 2021, $1.0 million and ($3.3) million were recorded in gains on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at June 30, 2022 and December 31, 2021, was $117.0 million and $134.2 million, respectively, and they had a contractual balance of $127.6 million and $125.0 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three and six months ended June 30, 2022, $6.3 million and $19.8 million, respectively, were recorded in losses on the sale of loans held for sale for the change in fair value. For the three and six months ended June 30, 2021, $1.8 million and ($3.8) million, respectively, were recorded in gains on the sale of loans held for sale for the change in fair value.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2022, and December 31, 2021. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to Premier.

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

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2022.

The carrying value and estimated fair values of financial instruments at June 30, 2022 and December 31, 2021, were as follows:

		Fair Value Measurements at June 30, 2022
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$62,080	$62,080	$62,080	$—	$—
Securities available for sale	1,140,466	1,140,466	—	1,140,466	—
Equity securities	13,293	13,293	13,293	—	—
Federal Home Loan Bank Stock	23,991	N/A	N/A	N/A	N/A
Loans receivable, net	5,823,749	5,780,244	—	—	5,780,244
Loans held for sale, carried at fair value	145,092	145,092	—	28,077	117,015

Financial Liabilities:
Deposits	$6,516,344	$6,499,784	$5,725,681	$774,103	$—
Advances from Federal Home Loan Bank	380,000	379,984	—	379,984	—
Subordinated debentures	85,039	82,205	—	82,205	—

		Fair Value Measurements at December 31, 2021
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$161,566	$161,566	$161,566	$—	$—
Securities available for sale	1,206,260	1,206,260	—	1,206,260	—
Equity securities	14,097	14,097	14,097	—	—
Federal Home Loan Bank Stock	11,585	N/A	N/A	N/A	N/A
Loans receivable, net	5,229,700	5,265,689	—	—	5,265,689
Loans held for sale, carried at fair value	162,947	162,947	—	28,780	134,167

Financial Liabilities:
Deposits	$6,282,051	$6,280,336	$5,481,928	$798,408	$—
Subordinated debentures	84,976	85,417	—	85,417	—

4. Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees. On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Company's merger (the "Merger") with United Community Federal Corp. ("UCFC"), Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan (the “UCFC 2007 Plan”) and UCFC’s 2015 Long Term Incentive Plan, which has since been renamed as the “Premier Financial Corp. 2015 Long Term Incentive Plan” (the “2015 Plan”). Premier also assumed the shares available for future issuance under the 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger became exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options and remain subject to the terms of the 2015 Plan. Besides certain options issued under the First Defiance Financial Corp. 2010 Equity Incentive Plan, all awards currently outstanding are issued under the 2018 Equity Plan or the 2015 Plan. The 2018 Equity Plan and the 2015 Plan were each amended and restated in February 2022 to align certain administrative components of the plans in addition to enhancing certain governance components. New awards will be made under either the 2018 Equity Plan or the 2015 Plan as the Company determines. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, performance stock units ("PSUs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") or other stock-based awards. The 2015 Plan allows for the issuance of up to 1.2 million common shares, as adjusted for the Merger, through the award of options, RSAs, RSUs, and SARs.

The Company maintains a Short-Term Incentive Plan ("STIP"). Under the 2020, 2021 and 2022 STIPs, the participants can earn a cash payout. The final amount of benefits under the STIPs is determined as of December 31 of the same year and paid out in cash in the first quarter of the following year.

The Company maintains Long-Term Equity Incentive Plans ("LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan"). Under the Executive LTIP, participants may earn between 20% to 50% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 86,190 PSUs to the participants under the 2021 Executive LTIP during the first half of 2022, which represents the maximum target award. The value of awards issued in 2021 and 2022 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these LTIPs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement.

The maximum amount of compensation expense that may be earned for the PSUs at June 30, 2022, is approximately $6.9 million in the aggregate. However, the estimated expense that is expected to be earned as of June 30, 2022, is $4.6 million of which $1.8 million was unrecognized at June 30, 2022, and will be recognized over the remaining performance periods. Total reduction of expense of $88,000 and expense of $411,000 was recorded during each of the three and six months ended June 30, 2022, respectively, compared to expense of $325,000 and $650,000 for the three and six months ended June 30, 2021, respectively.

Under the Key Plan, the participants are granted RSUs based upon the achievement of certain targets in the prior year. The participants can earn from 5% to 10% of their salary in RSUs that vest three years from the date of grant. The Company granted 19,612 in RSAs and 17,542 RSUs in the first quarter of 2022 and 2021, respectively, as a payout under the Key Plan.

In the six months ended June 30, 2022, the Company also granted 24,580 discretionary RSAs that vest over a period of time ranging from one to three years. Of the 24,580 RSAs, 14,712 were issued to directors and have a one year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

At June 30, 2022, a total of 349,327 RSAs were outstanding. Compensation expense is recognized over the performance or vesting period. Total expense of $245,000 and $506,000 was recorded during each of the three and six months ended June 30, 2022, respectively, compared to expense of $331,000 and $557,000 for the three and six months ended June 30, 2021, respectively. Approximately $215,000 and $2.7 million is included within other liabilities at June 30, 2022 and December 31, 2021, respectively, related to the cash portion of the Company's Short-Term Incentive Plans.

Following is performance and restricted stock activity during the six months ended June 30, 2022:

	Performance Stock Units		Restricted Stock Units		Restricted Stock Awards
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2022	161,674	$28.36	51,773	$28.44	58,260	$29.71
Granted	86,190	30.67	—	—	44,192	29.87
Vested	—	—	(13,637)	29.00	(34,426)	27.96
Forfeited	—	—	(3,913)	28.30	(786)	31.84
Unvested at June 30, 2022	247,864	$29.16	34,223	$28.24	67,240	$30.69

As of June 30, 2022, 35,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

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

There were no options granted during the six months ended June 30, 2022 or 2021.

Following is stock option activity under the plans during the six months ended June 30, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2022	35,661	$21.72
Forfeited or cancelled	—	—
Exercised	—	—
Granted	—	—
Options outstanding, June 30, 2022	35,661	$21.72	3.84	$141,875
Exercisable at June 30, 2022	35,661	$21.72	3.84	$141,875

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds of options exercised	$—	$—	$—	$8
Related tax benefit recognized	—	—	—	—
Intrinsic value of options exercised	—	—	—	11

As of June 30, 2022, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.0 month.

5. Dividends on Common Stock

Premier declared and paid $0.60 per common stock dividend in the first six months of 2022 and $0.50 per common stock dividend in the first six months of 2021. Premier declared and paid a $0.30 per common stock dividend in the second quarter of 2022 and declared and paid a $0.26 per common stock dividend in the second quarter of 2021.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$22,360	$31,385	$48,717	$72,381
Less: income allocated to participating securities	17	39	54	104
Net income allocated to common shareholders	22,343	31,346	48,663	72,277

Weighted average common shares outstanding including participating securities	35,608	37,322	35,816	37,327
Less: Participating securities	27	46	40	53
Average common shares	35,581	37,276	35,776	37,274

Basic earnings per common share	$0.63	$0.84	$1.36	$1.94
Diluted Earnings Per Share:
Net income allocated to common shareholders	$22,343	$31,346	$48,663	$72,277
Weighted average common shares outstanding for basic earnings per common share	35,581	37,276	35,776	37,274
Add: Dilutive effects of stock options and restricted stock units	101	82	104	77
Average shares and dilutive potential common shares	35,682	37,358	35,880	37,351

Diluted earnings per common share	$0.63	$0.84	$1.36	$1.94

There were 18,462 and 17,261 shares for the three and six months ended June 30, 2022, respectively, that were excluded from the diluted earnings per common share calculation. There were no shares for the three and six months ended June 30, 2021 that were excluded from the dilutive earnings per common share calculation as no shares were anti-dilutive.

7. Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At June 30, 2022
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$174,154	$—	$(21,132)	$153,022
Mortgage-backed securities	209,527	14	(24,145)	185,396
Collateralized mortgage obligations	315,850	—	(33,862)	281,988
Asset-backed securities	212,019	620	(7,657)	204,982
Corporate bonds	74,283	21	(3,392)	70,912
Obligations of state and political subdivisions	287,132	360	(43,326)	244,166
Total Available-for-Sale	$1,272,965	$1,015	$(133,514)	$1,140,466

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At December 31, 2021
Available-for-sale
Obligations of U.S. government corporations and agencies	$174,644	$984	$(918)	$174,710
Mortgage-backed securities	208,281	851	(2,381)	206,751
Collateralized mortgage obligations	264,541	363	(4,736)	260,168
Asset-backed securities	221,545	610	(1,619)	220,536
Corporate bonds	70,008	1,160	(275)	70,893
Obligations of state and political subdivisions	272,334	5,898	(5,030)	273,202
Total Available-for-Sale	$1,211,353	$9,866	$(14,959)	$1,206,260

The amortized cost and fair value of the investment securities portfolio at June 30, 2022, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), CMOs and asset-backed securities (“ABS”), which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,100	$3,117
Due after one year through five years	49,941	47,457
Due after five years through ten years	210,001	192,538
Due after ten years	272,527	224,988
MBS/CMO/ABS	737,396	672,366
	$1,272,965	$1,140,466

Investment securities with a carrying amount of $580.9 million and $564.4 million at June 30, 2022 and December 31, 2021, respectively, were pledged as collateral on public deposits.

The following tables summarize Premier’s securities that were in an unrealized loss position at June 30, 2022, and December 31, 2021:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At June 30, 2022
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$145,333	$(18,573)	$7,689	$(2,559)	$153,022	$(21,132)
Mortgage-backed securities	125,194	(15,695)	56,238	(8,450)	181,432	(24,145)
Collateralized mortgage obligations	245,728	(28,311)	36,260	(5,551)	281,988	(33,862)
Asset-backed securities	160,734	(7,435)	6,765	(222)	167,499	(7,657)
Corporate bonds	65,177	(3,346)	1,213	(46)	66,390	(3,392)
Obligations of state and political subdivisions	137,603	(21,179)	69,408	(22,147)	207,011	(43,326)
Total available-for-sale	$879,769	$(94,539)	$177,573	$(38,975)	$1,057,342	$(133,514)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At December 31, 2021
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$73,810	$(918)	$—	$—	$73,810	$(918)
Mortgage-backed securities-residential	167,379	(2,048)	13,689	(333)	181,068	(2,381)
Collateralized mortgage obligations	222,134	(4,736)	—	—	222,134	(4,736)
Asset-backed securities	140,226	(1,589)	2,705	(30)	142,931	(1,619)
Corporate bonds	24,173	(270)	504	(5)	24,677	(275)
Obligations of state and political subdivisions	99,199	(3,355)	34,548	(1,675)	133,747	(5,030)
Total available-for-sale	$726,921	$(12,916)	$51,446	$(2,043)	$778,367	$(14,959)

The Company realized no gains from the sale of available-for-sale securities in the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company had $1.5 million and $2.0 million in realized gains from the sale of investment securities.

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
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of June 30, 2022, management had determined that no credit loss exists.

At June 30, 2022, and December 31, 2021, the Company held preferred and common stock of various bank holding companies totaling $13.3 million and $14.1 million, respectively. During the three and six months ended June 30, 2022, $1.2 million and $1.8 million of unrealized losses were recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income. During the three and six months ended June 30, 2021, $808,000 of unrealized losses and $802,000 of unrealized gains were recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income.

8. Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics. Loans receivable consist of the following:

	June 30, 2022	December 31, 2021
	(In Thousands)
Real Estate:
Residential	$1,382,202	$1,167,466
Commercial	2,655,730	2,450,349
Construction	1,093,695	862,815
	5,131,627	4,480,630
Other Loans:
Commercial	991,803	895,638
Home equity and improvement	266,144	264,354
Consumer finance	180,539	126,417
	1,438,486	1,286,409
Loans before deferred loan origination fees and costs	6,570,113	5,767,039
Deduct:
Undisbursed construction loan funds	(688,849)	(477,890)
Net deferred loan origination fees and costs	9,559	7,019
Allowance for credit losses	(67,074)	(66,468)
Total loans	$5,823,749	$5,229,700

The Company has responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing $636.9 million to small businesses in our markets. As of June 30, 2022, the Company had $4.6 million in PPP loans, that remained unpaid and were included in commercial loans in the above loan table. As of December 31, 2021, the Company had $58.9 million in PPP loans.

The following table discloses allowance for credit loss (“ACL”) activity for the three and six months ended June 30, 2022 and 2021 by portfolio segment (in thousands):

Three Months Ended June 30, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$11,640	$34,201	$2,613	$13,821	$3,919	$1,001	$67,195
Charge-Offs	(861)	(137)	(16)	(5,303)	(248)	(138)	(6,703)
Recoveries	673	455	3	184	79	37	1,431
Provisions	2,661	433	399	1,060	253	345	5,151
Ending Allowance	$14,113	$34,952	$2,999	$9,762	$4,003	$1,245	$67,074

Six Months Ended June 30, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468
Charge-Offs	(1,001)	(144)	(16)	(5,313)	(277)	(241)	(6,992)
Recoveries	754	514	3	286	113	151	1,821
Provisions	2,331	2,183	8	1,379	(54)	(70)	5,777
Ending Allowance	$14,113	$34,952	$2,999	$9,762	$4,003	$1,245	$67,074

Three Months Ended June 30, 2021	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,508	$35,272	$2,776	$12,191	$5,181	$1,826	$74,754
Charge-Offs	—	(605)	—	—	—	(106)	(711)
Recoveries	82	153	12	505	165	38	955
Provisions	(2,322)	(359)	(49)	(485)	(358)	(58)	(3,631)
Ending Allowance	$15,268	$34,461	$2,739	$12,211	$4,988	$1,700	$71,367

Six Months Ended June 30, 2021	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
Charge-Offs	—	(605)	—	(70)	(3)	(142)	(820)
Recoveries	90	189	12	703	194	65	1,253
Provisions	(2,356)	(8,540)	(14)	(87)	58	(206)	(11,145)
Ending Allowance	$15,268	$34,461	$2,739	$12,211	$4,988	$1,700	$71,367

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$56	$—	$—	$—	$56
Commercial	12,614	—	3,083	—	15,697
Construction	—	—	—	—	—

Other Loans:
Commercial	2,659	616	4,204	—	7,479
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$15,329	$616	$7,287	$—	$23,232

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$226	$—	$—	$—	$226
Commercial	18,399	—	—	—	18,399
Construction	—	—	—	—	—

Other Loans:
Commercial	1,574	160	14,023	25	15,782
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$20,199	$160	$14,023	$25	$34,407

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

	June 30, 2022	December 31, 2021
	(In Thousands)
Non-accrual loans with reserve	$25,088	$35,480
Non-accrual loans without reserve	9,647	12,534
Loans 90 days plus past due and still accruing	—	—
Total non-performing loans	34,735	48,014
Real estate and other assets held for sale	462	171
Total non-performing assets	$35,197	$48,185
Troubled debt restructuring, still accruing	$5,899	$7,768

The following table presents the aging of the amortized cost in past due and non-accrual loans as of June 30, 2022, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	$1,363,720	$272	$5,970	$4,829	$11,071	$6,237
Commercial	2,646,610	116	56	12,033	12,205	14,316
Construction	404,846	—	—	—	—	—

Other Loans:
Commercial	979,873	—	—	5,003	5,003	5,199
Home equity and improvement	260,139	1,502	276	1,413	3,191	1,798
Consumer finance	176,758	1,348	631	1,665	3,644	1,818
PCD	18,054	318	1,224	4,167	5,709	5,367

Total Loans	$5,850,000	$3,556	$8,157	$29,110	$40,823	$34,735

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

Troubled Debt Restructurings

As of June 30, 2022, and December 31, 2021, the Company had a recorded investment in TDRs of $19.4 million and $11.9 million, respectively. The Company allocated $593,000 and $378,000 of specific reserves to those loans at June 30, 2022, and December 31, 2021, respectively, and had committed to lend additional amounts totaling up to $277,000 and $348,000 at June 30, 2022, and December 31, 2021, respectively.

The Company had previously worked with borrowers that were impacted by the COVID-19 pandemic by providing modifications to include either interest only deferral or principal and interest deferral. These modifications ranged from one to nine months. As of June 30, 2022 and December 31, 2021, the Company had no active deferrals.

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

Of the loans modified in a TDR as of June 30, 2022, $13.5 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and six months ended June 30, 2022:

	Loans Modified as a TDR for the Three Months Ended June 30, 2022 (Dollars in Thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2022 (Dollars in Thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	7	$761	8	$1,013
Commercial	3	4,979	3	4,979
Construction	—	—	—	—

Other Loans:
Commercial	2	4,264	2	4,264
Home equity and improvement	3	79	3	79
Consumer finance	3	24	5	44

Total	18	$10,107	21	$10,379

The loans described above increased the ACL by $399,000 and $400,000 in the three and six months ended June 30, 2022, respectively.

	Loans Modified as a TDR for the Three Months Ended June 30, 2021 (Dollars in Thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2021 (Dollars in Thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$99	3	$249
Commercial	—	—	—	—
Construction	—	—	—	—

Other Loans:
Commercial	2	869	5	1,578
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	3	$968	8	$1,827

The loans described above increased the ACL by $367,000 and $373,000 in the three and six months ended June 30, 2021, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

There were no TDRs that subsequently defaulted as of June 30, 2021. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	(Dollars in Thousands)		(Dollars in Thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$63	1	$63
Commercial	—	—	—	—
Construction	—	—	—	—

Other Loans:
Commercial	—	—	—	—
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	1	$63	1	$63

The TDRs that subsequently defaulted described above increased the ACL by $2,000 for each of the three and six months ended June 30, 2022.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,366,499	$1,244	$7,048	$—	$7,048	$1,374,791
Commercial	2,556,783	77,224	24,808	—	24,808	2,658,815
Construction	404,846	—	—	—	—	404,846

Other Loans:
Commercial	956,133	21,428	7,315	—	7,315	984,876
Home equity and improvement	261,530	—	1,800	—	1,800	263,330
Consumer finance	178,565	—	1,837	—	1,837	180,402
PCD	17,632	95	6,036	—	6,036	23,763

Total Loans	$5,741,988	$99,991	$48,844	$—	$48,844	$5,890,823

As of December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,146,212	$1,316	$10,066	$—	$10,066	$1,157,594
Commercial	2,324,846	93,676	29,141	—	29,141	2,447,663
Construction	365,403	19,522	—	—	—	384,925

Other Loans:
Commercial	856,402	14,815	13,752	—	13,752	884,969
Home equity and improvement	258,914	—	2,034	—	2,034	260,948
Consumer finance	125,879	—	1,853	—	1,853	127,732
PCD	19,547	101	12,689	—	12,689	32,337

Total Loans	$5,097,203	$129,430	$69,535	$—	$69,535	$5,296,168

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans as of June 30, 2022 and December 31, 2021 (in thousands):

	Term of loans by origination
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of June 30, 2022

Real Estate
Residential:
Risk Rating
Pass	$130,126	$411,266	$347,138	$97,554	$55,195	$322,932	$2,288	$1,366,499
Special Mention	—	—	185	—	—	151	908	1,244
Substandard	—	1,109	640	1,078	561	3,660	—	7,048
Doubtful	—	—	—	—	—	—	—	—
Total	$130,126	$412,375	$347,963	$98,632	$55,756	$326,743	$3,196	$1,374,791

Commercial:
Risk Rating
Pass	$349,863	$509,480	$525,116	$340,337	$220,518	$598,695	$12,774	$2,556,783
Special Mention	2,362	289	—	307	16,867	56,726	673	77,224
Substandard	—	2,137	549	4,612	4,541	12,742	227	24,808
Doubtful	—	—	—	—	—	—	—	—
Total	$352,225	$511,906	$525,665	$345,256	$241,926	$668,163	$13,674	$2,658,815

Construction:
Risk Rating
Pass	$250,401	$55,693	$52,861	$—	$143	$—	$45,748	$404,846
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$250,401	$55,693	$52,861	$—	$143	$—	$45,748	$404,846

Other Loans
Commercial:
Risk Rating
Pass	$154,208	$225,167	$106,555	$66,340	$33,826	$30,543	$339,494	$956,133
Special Mention	3,142	101	2,122	3,630	209	5,754	6,470	21,428
Substandard	40	121	4,244	5	225	230	2,450	7,315
Doubtful	—	—	—	—	—	—	—	—
Total	$157,390	$225,389	$112,921	$69,975	$34,260	$36,527	$348,414	$984,876

Home equity and Improvement:
Risk Rating
Pass	$13,189	$22,709	$6,126	$3,917	$2,117	$32,902	$180,570	$261,530
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	28	36	639	1,097	1,800
Doubtful	—	—	—	—	—	—	—	—
Total	$13,189	$22,709	$6,126	$3,945	$2,153	$33,541	$181,667	$263,330

Consumer Finance:
Risk Rating
Pass	$78,957	$39,974	$20,955	$17,464	$6,353	$4,294	$10,568	$178,565
Special Mention	—	—	—	—	—	—	—	—
Substandard	48	317	789	531	102	47	3	1,837
Doubtful	—	—	—	—	—	—	—	—
Total	$79,005	$40,291	$21,744	$17,995	$6,455	$4,341	$10,571	$180,402

PCD:
Risk Rating
Pass	$—	$—	$—	$158	$370	$13,334	$3,770	$17,632
Special Mention	—	—	—	—	—	95	—	95
Substandard	—	—	—	4	48	4,937	1,047	6,036
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$162	$418	$18,366	$4,817	$23,763

	Term of loans by origination
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021

Real Estate
Residential:
Risk Rating
Pass	$219,006	$373,439	$112,781	$65,544	$71,794	$301,735	$1,913	$1,146,212
Special Mention	—	190	—	—	59	109	958	1,316
Substandard	465	780	1,198	1,006	2,095	4,522	—	10,066
Doubtful	—	—	—	—	—	—	—	—
Total	$219,471	$374,409	$113,979	$66,550	$73,948	$306,366	$2,871	$1,157,594

Commercial:
Risk Rating
Pass	$514,333	$493,575	$388,117	$230,734	$237,712	$451,113	$9,262	$2,324,846
Special Mention	294	5,349	5,533	11,055	49,993	20,662	790	93,676
Substandard	172	570	4,920	5,525	62	17,665	227	29,141
Doubtful	—	—	—	—	—	—	—	—
Total	$514,799	$499,494	$398,570	$247,314	$287,767	$489,440	$10,279	$2,447,663

Construction:
Risk Rating
Pass	$198,221	$100,606	$55,707	$10,039	$685	$145	$—	$365,403
Special Mention	—	12,500	—	5,996	1,026	—	—	19,522
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$198,221	$113,106	$55,707	$16,035	$1,711	$145	$—	$384,925

Other Loans
Commercial:
Risk Rating
Pass	$293,644	$132,703	$84,668	$47,421	$24,269	$17,038	$256,659	$856,402
Special Mention	—	2,180	4,094	272	1,264	4,663	2,342	14,815
Substandard	136	11,550	23	288	388	131	1,236	13,752
Doubtful	—	—	—	—	—	—	—	—
Total	$293,780	$146,433	$88,785	$47,981	$25,921	$21,832	$260,237	$884,969

Home equity and Improvement:
Risk Rating
Pass	$24,707	$6,870	$4,867	$2,879	$5,534	$31,317	$182,740	$258,914
Special Mention	—	—	—	—	—	—	—	—
Substandard	15	—	28	48	27	690	1,226	2,034
Doubtful	—	—	—	—	—	—	—	—
Total	$24,722	$6,870	$4,895	$2,927	$5,561	$32,007	$183,966	$260,948

Consumer Finance:
Risk Rating
Pass	$50,202	$25,866	$23,000	$9,643	$4,313	$2,769	$10,086	$125,879
Special Mention	—	—	—	—	—	—	—	—
Substandard	196	707	619	129	67	131	4	1,853
Doubtful	—	—	—	—	—	—	—	—
Total	$50,398	$26,573	$23,619	$9,772	$4,380	$2,900	$10,090	$127,732

PCD:
Risk Rating
Pass	$—	$—	$170	$1,753	$1,860	$12,496	$3,268	$19,547
Special Mention	—	—	—	—	—	101	—	101
Substandard	—	—	67	28	3,242	6,490	2,862	12,689
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$237	$1,781	$5,102	$19,087	$6,130	$32,337
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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establishes a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable and is considered by the company’s management as likely to fund over the life of the instrument. At June 30, 2022, the Company had $1.7 billion in unfunded commitments and set aside $6.8 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

Purchased Credit Deteriorated Loans

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$12,035	$154	$13,396	$197
Commercial	1,727	29	5,878	151
Construction	—	—	—	—
	13,762	183	19,274	348
Other Loans:
Commercial	6,831	875	9,167	1,531
Home equity and improvement	2,814	118	3,405	154
Consumer finance	356	5	491	7
	10,001	998	13,063	1,692
Total	$23,763	$1,181	$32,337	$2,040

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $2.6 million as of June 30, 2022, and $3.3 million as of December 31, 2021.
9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Mortgage banking gain, net	$1,166	$2,670	$3,710	$8,311
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,862	1,888	3,741	3,805
Amortization of mortgage servicing rights	(1,375)	(1,953)	(2,778)	(4,297)
Mortgage servicing rights valuation adjustments	295	(448)	1,527	4,872
	782	(513)	2,490	4,380

Net revenue from sale and servicing of mortgage loans	$1,948	$2,157	$6,200	$12,691

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.92 billion and $2.94 billion at June 30, 2022 and December 31, 2021.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$22,189	$21,696	$22,244	$21,666
Loans sold, servicing retained	1,059	1,939	2,407	4,313
Amortization	(1,375)	(1,953)	(2,778)	(4,297)
Carrying value before valuation allowance at end of period	21,873	21,682	21,873	21,682

Valuation allowance:
Balance at beginning of period	(1,474)	(3,193)	(2,707)	(8,513)
Impairment recovery (charges)	294	(448)	1,527	4,872
Balance at end of period	(1,180)	(3,641)	(1,180)	(3,641)
Net carrying value of MSRs at end of period	$20,693	$18,041	$20,693	$18,041
Fair value of MSRs at end of period	$26,927	$18,054	$26,927	$18,054

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company had no accrual for secondary market buy-back activity at June 30, 2022 or December 31, 2021 based on management’s estimate of potential losses from this activity. There was no expense or credit recognized in the three and six months ended June 30, 2022 and 2021.

10. Leases

The Company’s lease agreements have maturity dates ranging from April 2022 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 13.59 years as of June 30, 2022 and 14.21 years as of December 31, 2021. The weighted average discount rate for leases was 2.54% as of June 30, 2022 and 2.57% as of December 31, 2021.

The total operating lease costs were $540,000 and $1.1 million for the three and six months ended June 30, 2022, respectively, and $664,000 and $1.2 million for the three and six months ended June 30, 2021, respectively. The right-of-use asset, included in other assets, was $15.4 million and $15.4 million at June 30, 2021 and December 31, 2021, respectively. The lease liabilities, included in other liabilities, were $16.1 million and $16.1 million as of June 30, 2022 and December 31, 2021, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(In Thousands)	June 30, 2022
Remainder of 2022	$2,600
2023	2,091
2024	1,697
2025	1,472
2026	1,217
Thereafter	11,772
Total undiscounted minimum lease payments	20,849
Present value adjustment	(4,734)
Total lease liabilities	$16,115

11. Deposits

A summary of deposit balances is as follows:

	June 30, 2022	December 31, 2021
	(In Thousands)
Non-interest-bearing checking accounts	$1,786,516	$1,724,772
Interest-bearing checking and money market accounts	3,106,306	2,952,705
Savings deposits	832,859	804,451
Retail certificates of deposit less than $250,000	532,836	636,477
Retail certificates of deposit greater than $250,000	257,827	163,646
	$6,516,344	$6,282,051

12. Borrowings

The Company's FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	June 30, 2022	December 31, 2021
	(In Thousands)
FHLB Advances:
Overnight advances	$130,000	—
Single maturity fixed rate advances	250,000	—
Total	$380,000	$—
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$48,956	$48,893

At June 30, 2022, the Company had $380.0 million of outstanding FHLB advances with a maturity date in 2022. There were no outstanding FHLB advances at December 31, 2021.

In September 2020, the Company completed the issuance of $50.0 million aggregate principal amount, fixed-to-floating rate subordinated notes due September 30, 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The notes carry a fixed rate of 4.0% for five years at which time they will convert to a floating rate based on the secured overnight borrowing rate, plus a spread of 388.5 basis points. The Company may, at its option, beginning September 30, 2025, redeem the notes, in whole or in part, from time to time, subject to certain conditions. The net proceeds from the sale were approximately $48.7 million, after deducting the estimated offering expenses. The Company has used, and intends to continue using, the net proceeds for general corporate purposes, which may include, without limitation, providing capital to support its growth organically or through strategic acquisitions, repaying indebtedness, in financing investments, capital expenditures, repurchasing its common shares and for investments in the Bank as regulatory capital. The subordinated debentures are included in "Total Capital", as such term defined under current regulatory guidelines and interpretations.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the Subordinated Debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 3.33% as of June 30, 2022, and 1.70% as of December 31, 2021.

The Trust Preferred Securities issued by Trust Affiliate II are subject to mandatory redemption, in whole or part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on September 15, 2037, but can be redeemed at the Company’s option at any time.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.21% and 1.58% on June 30, 2022 and December 31, 2021, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	June 30, 2022	December 31, 2021
Commitments to make loans	$1,244,907	$1,175,916
Unused lines of credit	969,220	626,348
Standby letters of credit	10,955	10,851
Total	$2,225,082	$1,813,115

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

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Current:
Federal	$6,053	$9,239	$11,867	$15,600
State and local	192	165	355	328
Deferred	(799)	(1,081)	(606)	2,346
	$5,446	$8,323	$11,616	$18,274

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Tax expense (benefit) at statutory rate (21%)	$5,840	$8,287	$12,670	$19,036
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	152	131	280	259
Tax exempt interest income, net of TEFRA	(188)	(228)	(374)	(428)
Bank owned life insurance	(206)	(181)	(415)	(426)
Captive insurance	(96)	(102)	(201)	(192)
Other	(56)	416	(344)	25
Totals	$5,446	$8,323	$11,616	$18,274

15. Derivative Financial Instruments

At June 30, 2022, the Company had approximately $29.1 million of interest rate lock commitments and $325.0 million of forward sales of mortgage backed securities. These commitments are considered derivatives. The Company had $65.4 million of interest rate lock commitments and $305.0 million of forward commitments at December 31, 2021.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instrument assets:

	June 30, 2022	December 31, 2021
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$1,851	$2,336

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative carrying value at June 30, 2022 and 2021 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(8,072)	$(3,780)	$(485)	$324

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $68.0 million and fair value of $3.3 million in other assets and $3.3 million in other liabilities at June 30, 2022. As of December 31, 2021, the Company had interest rate swaps associated with commercial loans with a notional value of $69.4 million and fair value of $1.3 million in other assets and $1.3 million in other liabilities. For the three and six months ended June 30, 2022, $1,000, flowed through noninterest income. For the three and six months ended June 30, 2021, ($55,000) and $143,000 flowed through noninterest income.

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

An interest rate swap with notional amount totaling $250.0 million as of June 30, 2022 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company’s floating rate loan pool. The gross aggregate fair value of the swap of $27.8 million is recorded in other liabilities in the unaudited Consolidated Balance Sheets at June 30, 2022, with changes in fair value recorded net of tax in other comprehensive income (loss). As of December 31, 2021, the gross aggregate fair value of the swap of $854,000 was recorded in other assets in the Consolidated Balance Sheets. A summary of the interest-rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	June 30, 2022	December 31, 2021

Notional amount	$250,000	$250,000
Weighted average fixed receive rates	1.437%	1.437%
Weighted average variable 1-month LIBOR pay rates	1.798%	0.089%
Weighted average remaining maturity (in years)	8.7	9.3
Fair value	$(27,849)	$854

16. Other Comprehensive (Loss) Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2022:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(53,212)	$11,174	$(42,038)
Reclassification adjustment for net losses included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(13,710)	2,879	(10,831)
Reclassification adjustment for net gains included in net income	2,041	(429)	1,612
Total other comprehensive gain	$(64,881)	$13,624	$(51,257)

Six months ended June 30, 2022:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(127,405)	$26,754	$(100,651)
Reclassification adjustment for net gains included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(29,951)	6,290	(23,661)
Reclassification adjustment for net gains included in net income	1,248	(262)	986
Total other comprehensive gain	$(156,108)	$32,782	$(123,326)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three months ended June 30, 2021:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$11,985	$(2,517)	$9,468
Reclassification adjustment for net gains included in net income	(1,469)	309	(1,160)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	4,434	(932)	3,502
Reclassification adjustment for net gains included in net income	(450)	95	(355)
Total other comprehensive gain	$14,500	$(3,045)	$11,455

Six months ended June 30, 2021:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(7,127)	$1,497	$(5,630)
Reclassification adjustment for net gains included in net income	(1,985)	417	(1,568)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	4,434	(932)	3,502
Reclassification adjustment for net gains included in net income	(450)	95	(355)
Total other comprehensive gain	$(5,128)	$1,077	$(4,051)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Cash Flow Hedge Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2022	$(4,023)	$(79)	$674	$(3,428)
Other comprehensive income/(loss) before reclassifications	(100,651)	—	(23,661)	(124,312)
Amounts reclassified from accumulated other comprehensive income	—	—	986	986

Net other comprehensive income/(loss) during period	(100,651)	—	(22,675)	(123,326)

Balance June 30, 2022	$(104,674)	$(79)	$(22,001)	$(126,754)

Balance January 1, 2021	$15,083	$(79)	$—	$15,004
Other comprehensive income (loss) before reclassifications	(5,630)	—	3,502	(2,128)
Amounts reclassified from accumulated other comprehensive income	(1,568)	—	(355)	(1,923)

Net other comprehensive income during period	(7,198)	—	3,147	(4,051)

Balance June 30, 2021	$7,885	$(79)	$3,147	$10,953

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This quarterly report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, statements regarding projections, forecasts, goals and plans of Premier and its management, future movements of interests, loan or deposit production levels, future credit quality ratios, future strength in the market area, and growth projections. These statements do not describe historical or current facts and may be identified by words such as “intend,” “intent,” “believe,” “expect,” “estimate,” “target,” “plan,” “anticipate,” or similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “can,” or similar verbs. There can be no assurances that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Premier or any other persons, that our objectives and plans will be achieved.

Forward-looking statements involve numerous risks and uncertainties, any one or more of which could affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. These risks and uncertainties include, but are not limited to: impacts from the novel coronavirus ("COVID-19") pandemic on the economy, financial markets, our customers, and our business and results of operation; changes in interest rates; disruptions in the mortgage market; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty; uncertainty in U.S. fiscal or monetary policy; uncertainty concerning or disruptions relating to tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rate levels; legislative or regulatory rulemaking or actions; capital market conditions; security breaches or unauthorized disclosure of confidential customer or Company information; interruptions in the effective operation of information and transaction processing systems of Premier or Premier’s vendors and service providers; failures or delays in integrating or adopting new technology; the impact of the cessation of LIBOR interest rates and implementation of a replacement rate; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2021, (the “2021 Form 10-K”). Any one or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and six months ended June 30, 2022 and 2021.

Reconciliations of Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Net interest income (GAAP)	$59,096	$56,619	$116,990	$113,131
Add: FTE adjustment	225	270	453	507
Net interest income on a FTE basis (1)	$59,321	$56,889	$117,443	$113,638

Non-interest income-less securities gains/losses (2)	$15,526	$16,884	33,032	$41,033
Non-interest expense (3)	39,089	38,375	80,384	77,178
Average interest-earning assets net of average
unrealized gains/losses on securities (4)	7,051,661	6,806,275	6,904,082	6,709,348

Ratios:
Net interest margin (1) / (4)	3.36%	3.34%	3.40%	3.39%
Efficiency ratio (3) / (1) + (2)	52.23%	52.02%	53.42%	49.90%

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

The Bank is an Ohio state-chartered bank headquartered in Youngstown, Ohio. It conducts operations through 74 banking center offices, 12 loan offices and serves clients through a team of wealth professionals. These operations are located in Ohio, Michigan, Indiana, Pennsylvania and West Virginia. The Bank provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

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

Changes in Financial Condition

At June 30, 2022, the Company's total assets amounted to $8.0 billion compared to $7.5 billion at December 31, 2021. The increase is primarily attributable to growth in net loans of $594.0 million from $5.2 billion at December 31, 2021 to $5.8 billion at June 30, 2022. The increase was due to increases in all loan categories. Residential loans increased as the Company sold fewer loans due to higher yields on holding loans than selling loans. Loans held for sale decreased from $162.9 million at December 31, 2021, to $145.1 million at June 30, 2022 as a result of sales activity. The increases in loans was funded by advances from the FHLB and deposit growth. Deposits increased $234.3 million from $6.3 billion at December 31, 2021, to $6.5 billion as of June 30, 2022. Non-interest bearing deposits grew $61.7 million since December 31, 2021 to $1.8 billion during the six months ended June 30, 2022, while interest-bearing deposits grew $172.6 million to $4.7 billion during the same period.

Stockholders’ equity decreased $122.3 million from $1.0 billion at December 31, 2021, to $901.1 million at June 30, 2022. The decrease in stockholders’ equity was primarily due to a decrease in accumulated other comprehensive income (“AOCI”) and stock buybacks. The decrease in AOCI is primarily related to an after-tax $100.7 million negative valuation adjustment on the available-for-sale securities portfolio. The Company also completed the repurchase of 884,036 common shares for $26.9 million during the first half of the year. At June 30, 2022, 1,200,130 common shares remained available for repurchase under the Company’s existing repurchase program.

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

	Three Months Ended June 30,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$5,667,853	$56,573	3.99%	$5,495,782	$55,786	4.06%
Securities	1,288,073	6,416	1.99	1,193,363	5,250	1.76
Interest bearing deposits	76,401	120	0.63	106,025	42	0.16
FHLB stock	19,334	174	3.60	11,105	56	2.02
Total interest-earning assets	7,051,661	63,283	3.59	6,806,275	61,134	3.59
Non-interest-earning assets	690,889			743,256
Total assets	$7,742,550			$7,549,531

Interest-bearing liabilities:
Deposits	$4,614,223	$2,671	0.23%	$4,640,196	$3,559	0.31%
FHLB advances and other	234,945	527	0.90	30,165	12	0.16
Subordinated debentures	85,020	763	3.59	84,893	674	3.18
Notes payable	428	1	0.93	—	—	—
Total interest-bearing liabilities	4,934,616	3,962	0.32	4,755,254	4,245	0.36
Non-interest bearing deposits	1,771,634	—	—	1,699,477	—	—
Total including non-interest bearing demand deposits	6,706,250	3,962	0.24	6,454,731	4,245	0.26
Other non-interest-bearing liabilities	114,453			88,043
Total liabilities	6,820,703			6,542,774
Stockholders’ equity	921,847			1,006,757
Total liabilities and stockholders’ equity	$7,742,550			$7,549,531
Net interest income; interest rate spread		$59,321	3.27%		$56,889	3.23%
Net interest margin (3)			3.36%			3.34%
Average interest-earning assets to average interest-bearing liabilities			143%			143%

(1)
Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)
Annualized
(3)
Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Six Months Ended June 30,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$5,526,127	$111,821	4.05%	$5,562,379	$113,366	4.08%
Securities	1,269,301	12,116	1.91	1,009,695	9,153	1.81
Interest bearing deposits	92,987	233	0.50	125,732	108	0.17
FHLB stock	15,667	166	2.12	11,542	115	1.99
Total interest-earning assets	6,904,082	124,336	3.60	6,709,348	122,742	3.66
Non-interest-earning assets	722,806			735,443
Total assets	$7,626,888			$7,444,791

Interest-bearing liabilities:
Deposits	$4,607,549	$4,893	0.21%	$4,593,493	$7,723	0.34%
FHLB advances	126,215	540	0.86	15,166	12	0.16
Subordinated debentures	85,004	1,459	3.43	84,881	1,369	3.23
Notes payable	215	1	0.93	—	—	—
Total interest-bearing liabilities	4,818,983	6,893	0.29	4,693,540	9,104	0.39
Non-interest bearing deposits	1,742,686	—	—	1,671,901	—	—
Total including non-interest bearing demand deposits	6,561,669	6,893	0.21	6,365,441	9,104	0.29
Other non-interest-bearing liabilities	103,346			89,550
Total liabilities	6,665,015			6,454,991
Stockholders' equity	961,873			989,800
Total liabilities and stock-holders' equity	$7,626,888			$7,444,791
Net interest income; interest rate spread		$117,443	3.31%		$113,638	3.27%
Net interest margin (3)			3.40%			3.39%
Average interest-earning assets to average interest-bearing liabilities			143%			143%

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

Results of Operations

Three months ended June 30, 2022 and 2021

For the three months ended June 30, 2022, the Company reported net income of $22.4 million compared to net income of $31.4 million for the quarter ended June 30, 2021. On a per share basis, basic and diluted earnings per common share were $0.63 for the three months ended June 30, 2022 and basic and diluted income per common share were $0.84 for the three months ended June 30, 2021. The changes from 2021 to 2022 are primarily due to fluctuations in provision for credit losses, mortgage banking income and security gains/losses, which are described in further detail below.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $59.1 million for the quarter ended June 30, 2022, up from $56.6 million for the same period in 2021. Average earning assets for the quarter ended June 30, 2022 were $7.1 billion compared to $6.8 billion for the quarter ended June 30, 2021. The tax-equivalent net interest margin was 3.36% for the quarter ended June 30, 2022, an increase from 3.34% for the same period in 2021. The slight increase in margin between the 2022 and 2021 quarters was due to a decrease in the cost of funds. The yield on interest-earning assets was 3.59% for the quarters ended June 30, 2022 and 2021. The cost of interest-bearing liabilities between the two periods declined 4 basis points to 0.32% in the second quarter of 2022 from 0.36% in the second quarter of 2021.

Interest income increased $2.2 million to $63.1 million for the quarter ended June 30, 2022, from $60.9 million for the quarter ended June 30, 2021. This increase is due to an increase in interest on loans and securities. Income from loans increased to $56.6 million for the quarter ended June 30, 2022, compared to $55.8 million for the same period in 2021 due to an increase in average loan balances to $5.7 billion for the three months ended June 30, 2022 from $5.5 billion for the second quarter of 2021. Interest income from investments increased $1.2 million in the second quarter of 2022 to $6.2 million compared to $5.0 million in the same period in 2021 primarily due to an increase in average security balances of $94.7 million. The yield increased 23 basis points to 1.99% for the three months ended June 30, 2022, compared to 1.76% for the same period in 2021. Income from interest-earning deposits increased to $120,000 in the second quarter of 2022 compared to $42,000 for the same period in 2021. Average balances on interest-earning deposits decreased $29.6 million to $76.4 million in the second quarter of 2022 from $106.0 million for the same period in 2021. The yield earned on interest-earning deposits increased 47 basis points in the second quarter of 2022 compared to the same period in 2021.

Interest expense decreased $283,000 to $4.0 million in the second quarter of 2022 compared to $4.2 million for the same period in 2021. This decrease was due to a decline in the cost of interest-bearing liabilities of 4 basis points. Interest expense related to interest-bearing deposits was $2.7 million in the second quarter of 2022 compared to $3.6 million for the same period in 2021. Interest expense recognized by the Company related to FHLB advances was $527,000 in the second quarter of 2022 compared to $12,000 for the same period in 2021. Expenses on subordinated debentures and notes payable increased to $763,000 in the second quarter of 2022 compared to $674,000 for the same period in 2021 due to increased rates on the variable-rate junior subordinated debentures.

Allowance for Credit Losses

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $1.8 million as of June 30, 2022, and $7.1 million as of December 31, 2021.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies. In addition, the future economic environment is incorporated in projection with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast. For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into fifteen different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied for ACL. Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate. Commercial credits are comprised of commercial working capital, agriculture production and other commercial credits. Construction is broken out into construction other and residential construction and consumer is broken out into consumer direct, consumer indirect and home equity. The Company utilizes three different methodologies to analyze loan pools.

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

The quantitative general allowance increased to $18.8 million at June 30, 2022, up from $12.3 million at December 31, 2021. As a part of the CECL model in certain calculations, especially discounted cash flows, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans in addition to the fluctuation of loan balances. The increase in the quantitative general allowance during 2022 is attributed to loan growth.

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

The qualitative analysis indicated a general reserve of $46.5 million at June 30, 2022, compared to $47.1 million at December 31, 2021. Overall, the factors decreased slightly in the second quarter as a result of favorable trends in the environmental and risk factors listed above and were partially offset by an increase in the economic factors.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.64% for consumer indirect loans to 1.41% for home equity/ home improvement loans at June 30, 2022.

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of June 30, 2022, is $23.8 million and $1.2 million, respectively.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the change in net charge-offs in the quarter, the Company’s provision for credit losses for the three and six months ended June 30, 2022 was an expense of $5.2 million and $5.8 million respectively. This is compared to a recovery of $3.6 million and $11.1 million, respectively, for the three and six months ended June 30, 2021. The ACL was $67.1 million at June 30, 2022, and $66.5 million at December 31, 2021. The ACL represented 1.14% of loans, net of undisbursed loan funds and deferred fees and costs at June 30, 2022, compared to 1.26% at December 31, 2021. In management’s opinion, the overall ACL of $67.1 million as of June 30, 2022, is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the six months ended June 30, 2022, total write-downs of real estate held for sale was $9,000. Management believes that the values recorded at June 30, 2022, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $48.8 million at June 30, 2022, compared to $69.5 million at December 31, 2021, a decrease of $20.7 million. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at June 30, 2022, were appropriate. Of the $34.7 million in non-accrual loans at June 30, 2022, $5.6 million or 16.1% are less than 90 days past due. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at June 30, 2022, and December 31, 2021, by category, were as follows:

	June 30,	December 31,
	2022	2021
	(In Thousands)
Non-performing loans:
Residential real estate	$6,237	$9,034
Commercial real estate	14,316	14,621
Construction	—	—
Commercial	5,199	11,531
Home equity and improvement	1,798	2,051
Consumer finance	1,818	1,873
PCD	5,367	8,904
Total non-performing loans	34,735	48,014

Real estate owned	462	171
Total repossessed assets	462	171

Total Nonperforming assets	$35,197	$48,185
TDR loans, accruing	$5,899	$7,768

Total nonperforming assets as a percentage of total assets	0.44%	0.64%
Total nonperforming assets as a percentage of total loans plus OREO*	0.60%	0.91%
ACL as a percent of total nonperforming assets	190.57%	137.94%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans account for 13.4% of non-performing loans. Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 0.52% of the total loans in that category at June 30, 2022, compared to 1.29% for the same category at December 31, 2021. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.54% of the total loans in this category at June 30, 2022, compared to 0.60% at December 31, 2021. Non-performing loans in the residential loan category represented 0.45% of the total loans in that category at June 30, 2022, compared to 0.77% for the same category at December 31, 2021.

The Bank’s Special Assets Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Special Assets Committee makes recommendations regarding proposed charge-offs which are then approved by the Committee.

The following tables detail net charge-offs/recoveries and non-accrual loans by loan type.

	For the Six Months Ended June 30, 2022		As of June 30, 2022
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$244	4.72%	$6,237	17.96%
Commercial real estate	(369)	(7.14)%	14,316	41.21%
Construction	13	0.25%	—	—
Commercial	5,032	97.31%	5,199	14.97%
Home equity and improvement	124	2.40%	1,798	5.18%
Consumer finance	120	2.32%	1,818	5.23%
PCD	7	0.14%	5,367	15.45%
Total	$5,171	100.00%	$34,735	100.00%

	For the Six Months Ended June 30, 2021		As of June 30, 2021
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(48)	11.09%	$8,337	20.19%
Commercial real estate	(184)	42.49%	11,706	28.35%
Construction	—	—	—	—
Commercial	(137)	31.64%	2,253	5.46%
Home equity and improvement	(191)	44.11%	2,114	5.12%
Consumer finance	73	(16.86)%	1,633	3.95%
PCD	54	(12.47)%	15,253	36.93%
Total	$(433)	100.00%	$41,296	100.00%

	For the Quarter Ended
	2nd Qtr 2022	1st Qtr 2022	4th Qtr 2021	3rd Qtr 2021	2nd Qtr 2021
		(In Thousands)
Allowance at beginning of period	$67,195	$66,468	$73,217	$71,367	$74,754
Provision (benefit) for credit losses	5,151	626	2,818	1,594	(3,631)
Charge-offs:
Residential	832	140	83	27	—
Commercial real estate	137	7	3,087	84	—
Construction	16	—	—	—	—
Commercial	5,303	10	6,513	372	—
Home equity and improvement	216	20	13	47	—
Consumer finance	136	102	249	85	106
PCD	63	10	2	3	605
Total charge-offs	6,703	289	9,947	618	711
Recoveries	1,431	390	380	874	955
Net charge-offs (recoveries)	5,272	(101)	9,567	(256)	(244)
Ending allowance	$67,074	$67,195	$66,468	$73,217	$71,367

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	June 30, 2022		March 31, 2022		December 31, 2021		September 30, 2021		June 30, 2021
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$14,113	21.0%	$11,640	20.7%	$12,029	20.2%	$13,749	19.7%	$15,268	19.6%
Commercial real estate	34,952	40.4%	34,201	42.3%	32,399	42.5%	34,092	41.6%	34,461	41.4%
Construction	2,999	16.7%	2,613	15.0%	3,004	15.0%	3,621	15.4%	2,739	14.3%
Commercial	9,762	15.1%	13,821	15.4%	13,410	15.5%	15,428	16.6%	12,211	18.1%
Home equity and improvement	4,003	4.1%	3,919	4.4%	4,221	4.6%	4,688	4.6%	4,988	4.5%
Consumer finance	1,245	2.7%	1,001	2.2%	1,405	2.2%	1,639	2.2%	1,700	2.0%
	$67,074	100.0%	$67,195	100.0%	$66,468	100.0%	$73,217	100.0%	$71,367	100.0%

Key Asset Quality Ratio Trends

	2nd Qtr 2022	1st Qtr 2022	4th Qtr 2021	3rd Qtr 2021	2nd Qtr 2021
Allowance for credit losses / loans*	1.14%	1.25%	1.26%	1.39%	1.33%
Allowance for credit losses / loans excluding PPP loans	1.14%	1.25%	1.27%	1.43%	1.41%
Allowance for credit losses / non-performing assets	190.57%	141.31%	137.94%	121.77%	172.63%
Allowance for credit losses / non-performing loans	193.10%	142.07%	138.43%	122.30%	172.82%
Non-performing assets / loans plus OREO*	0.60%	0.88%	0.91%	1.14%	0.77%
Non-performing assets / total assets	0.44%	0.63%	0.64%	0.81%	0.54%
Net charge-offs / average loans (annualized)	0.37%	(0.01)%	0.71%	(0.02)%	(0.02)%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income decreased $2.9 million in the second quarter of 2022 to $14.4 million from $17.3 million for the same period in 2021.

Service Fees. Service fees and other charges increased by $394,000 from $6.3 million for the three months ended June 30, 2021, to $6.7 million for the same period in 2022. This increase is due primarily to higher ATM and interchange related fees in the second quarter of 2022 compared to the same quarter in 2021.

Mortgage Banking Activity. Mortgage banking income decreased to $1.9 million in the second quarter of 2022 from $2.2 million in the second quarter of 2021. Mortgage banking gains decreased to $1.2 million in the second quarter of 2022 from $2.7 million in the second quarter of 2021. This decrease was primarily due to compressed margins and lower saleable mix. Mortgage loan servicing revenue was $1.9 million in the second quarter of both 2022 and 2021. Amortization of mortgage servicing rights decreased to $1.4 million in the second quarter of 2022 from $2.0 million in the second quarter of 2021. The Company benefited from a decrease in the valuation adjustment in mortgage servicing assets of $295,000 in the second quarter of 2022 compared with a negative adjustment of $448,000 in the second quarter of 2021. These fluctuations have primarily resulted from changes in the level of interest rates and prepayment speeds.

Gain on Sale of Available-for-Sale Securities. The Company sold available-for-sale securities during the second quarter of 2021 resulting in a gain of $1.5 million compared to no activity for the same period in 2022. The Company sold the securities to exit from fast paying mortgage-backed securities and take advantage of favorable pricing.

Gain (loss) on Equity Securities. The Company recognized an unrealized loss on equity securities of $1.2 million for the second quarter of 2022 compared to an unrealized loss of $808,000 in the second quarter of 2021. These amounts are attributable to changes in valuations in the equity securities portfolio as a result of market conditions.

Insurance Commissions. Insurance commissions increased slightly from $4.1 million in the second quarter of 2021 to $4.3 million in the second quarter of 2022.

Wealth Management Income. Income from wealth management was $1.4 million for the second quarter of 2022 compared to $1.6 million in the second quarter of 2021 due to the impact of stock market on market-based fees.

Bank-Owned Life Insurance (BOLI). Income from bank owned life insurance increased from $859,000 in the second quarter of 2021 to $983,000 for the same period in 2022 due to income being recognized for the entire year in 2022 from an additional investment in BOLI in the third quarter of 2021.

Other Non-Interest Income. Other non-interest income declined to $171,000 in the second quarter of 2022 from $1.7 million in the same period in 2021 primarily due to a $1.3 million non-recurring settlement payment in the second quarter of 2021.

Non-Interest Expense

Non-interest expense increased $1.0 million to $39.1 million for the second quarter of 2022 compared to $38.1 million for the same period in 2021. The increase is mainly attributable to compensation and benefits.

Compensation and Benefits. Compensation and benefits increased to $22.3 million in the second quarter of 2022, compared to $21.0 million in the second quarter of 2021. This is primarily due to higher costs related to higher staffing levels for our growth initiatives.

Occupancy. Occupancy expense decreased to $3.5 million in the second quarter of 2022 compared to $3.8 million in the second quarter of 2021. This decrease was due to the closure of three branches in 2021 and one in 2022.

FDIC Insurance Premium. The premiums on FDIC insurance increased to $802,000 for the three months ended June 30, 2022 compared to $522,000 for the second quarter of 2021 primarily due to growth.

Financial Institutions Tax. The Company’s financial institutions tax decreased slightly to $1.1 million in the second quarter of 2022 compared to $1.2 million in the second quarter of 2021.

Data Processing. Data processing costs were mostly flat at $3.4 million in the second quarter of 2022, an increase of $108,000 from $3.3 million in the second quarter of 2021.

Amortization of Intangibles. Expense from the amortization of intangibles decreased to $1.4 million in the second quarter of 2022 from $1.6 million in the second quarter of 2021. The decrease is primarily related to the amortization of core deposit intangibles over the past year.

Other Non-Interest Expenses. Other non-interest expenses was consistent at $6.6 million for the three months ended June 30, 2022 and 2021.

Six Months Ended June 30, 2022 and 2021

On a consolidated basis, the Company’s net income for the six months ended June 30, 2022 was $48.7 million compared to income of $72.4 million for the same period in 2021. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2022 were both $1.36, compared to basic and diluted earnings per common share of $1.94 for the same period in 2021.

Net Interest Income

Net interest income was $117.0 million for the first six months of 2022 compared to $113.1 million in the first six months of 2021. Average interest-earning assets increased to $6.9 billion in the first six months of 2022 compared to $6.7 billion in the first six months of 2021. This increase was primarily due to organic loan growth and an increase in average securities.

For the six months ended June 30, 2022, total interest income was $123.9 million compared to $122.2 million for the same period in 2021. Interest expense decreased by $2.2 million to $6.9 million for the six months ended June 30, 2022, compared to $9.1 million for the same period in 2021.

Net interest margin for the first six months of 2022 was 3.40%, up 1 basis points from the 3.39% margin reported for the six months ended June 30, 2021. The increase in net interest margin was primarily due to lower cost of funds as a result of the fall in interest rates year over year.

Provision for Credit Losses

The provision for credit losses on loans and unfunded commitments was $7.5 million for the six months ended June 30, 2022, compared to a recovery of $10.9 million for the six months ended June 30, 2021. Charge-offs for the first six months of 2022 were $7.0 million and recoveries of previously charged off loans totaled $1.8 million for net charge-offs of $5.2 million. By comparison, $820,000 of charge-offs were recorded in the same period of 2021 and $1.3 million of recoveries were realized for net recoveries of $433,000. The current year provision expense is primarily due to loan growth, whereas the prior year recovery was primarily due to the improving economic environment following the COVID-19 pandemic-induced economic recession and reserve increase in 2020.

Non-Interest Income

Total non-interest income decreased $12.1 to $31.2 million for the six months ended June 30, 2022, from $43.4 million recognized for the same period in 2021.

Service Fees. Service fees and other charges were $12.7 million for the first six months of 2022, an increase of $925,000 from the same period in 2021.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $6.5 million to $6.2 million for the six months ended June 30, 2022, down from $12.7 million for the same period in 2021, which was primarily attributable to compressed margins and lower saleable mix. Mortgage banking gains decreased $4.6 million to $3.7 million for the first six months of 2022 from $8.3 million for the same period in 2021. Mortgage loan servicing revenue decreased slightly to $3.7 million in the first six months of 2022 from $3.8 million for the first six months of 2021. The amortization of mortgage servicing rights decreased from an expense of $4.3 million for the first six months of 2021 to an expense of $2.8 million for the first six months of 2022. The Company recorded a positive valuation adjustment of $1.5 million in the first six months of 2022 compared to a positive adjustment of $4.9 million in the first six months of 2021.

Insurance Commission Income. Income from the sale of insurance and investment products was $9.0 million in the first six months of both 2022 and 2021.

Wealth Management Income. Income in this category was $2.9 million in the first six months of 2022, compared to $3.3 million in the first six months of 2021.

Income from Bank Owned Life Insurance. Income from BOLI was $2.0 million in the first six months of each of 2022, and 2021. In 2021, the Company received $334,000 in death benefits in the first half of 2021.

Other Non-Interest Income. Other non-interest income for the first six months of 2022 was $313,000, compared to $1.9 million in the first six months of 2021. This change is primarily attributable to a $1.3 million non-recurring settlement payment in the second quarter of 2021.

Non-Interest Expense

Non-interest expense was $80.4 million for the first six months of 2022, up from $76.7 million for the same period in 2021.

Compensation and Benefits. Compensation and benefits increased to $47.9 million for the six months ended June 30, 2022, compared to $43.0 million for the same period in 2021 primarily due to costs related to higher staffing levels to meet the Company's growth initiatives.

Occupancy. Occupancy expense decreased by $755,000 to $7.2 million for the six months ended June 30, 2022, compared to the same period in 2021. This can be primarily attributed to the closure of three branches in 2021 and one branch in 2022.

Data Processing. Data processing costs were $6.8 million in the first six months of 2022, up from $6.7 million in same period for 2021.

Amortization of Intangibles. Intangible amortization decreased by $379,000 to $2.8 million in the six months ended June 30, 2022, compared to $3.2 million for the same period in 2021.

Other Non-Interest Expenses. Other non-interest expenses increased $17,000 to $12.1 million for the first six months of 2022 from $12.0 million for the same period in 2021.

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

At June 30, 2022, the Bank had $1.6 billion of on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity.

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

In July 2013, the Federal Reserve and FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). The Company is in compliance with the Basel III guidelines.

In the first quarter of 2020, the federal banking agencies approved the final rules implementing CECL. Under the final rules the Company had the ability to phase in the effects of the adoption of CECL, which it chose not to do. The full effect of the adoption of CECL was absorbed in the Company’s March 31, 2020 capital calculations. The Company met each of the well-capitalized ratio guidelines at June 30, 2022. The following table indicates the capital ratios for the Company (consolidated) and the Bank at June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$693,723	9.78%	$319,291	4.5%	N/A	N/A
Premier Bank	$726,342	10.28%	$318,015	4.5%	$459,355	6.5%
Tier 1 Capital
Consolidated	$728,723	9.66%	$301,625	4.0%	N/A	N/A
Premier Bank	$726,342	9.67%	$300,458	4.0%	$375,573	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$728,723	10.27%	$425,722	6.0%	N/A	N/A
Premier Bank	$726,342	10.28%	$424,020	6.0%	$565,360	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$851,371	12.00%	$567,629	8.0%	N/A	N/A
Premier Bank	$798,990	11.31%	$565,360	8.0%	$706,700	10.0%
(1)
Excludes capital conservation buffer of 2.50%

	December 31, 2021
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$689,930	10.92%	$284,394	4.5%	N/A	N/A
Premier Bank	$725,600	11.53%	$283,265	4.5%	$409,160	6.5%

Tier 1 Capital
Consolidated	$724,930	10.10%	$287,138	4.0%	N/A	N/A
Premier Bank	$725,600	10.16%	$285,664	4.0%	$357,080	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$724,930	11.47%	$379,192	6.0%	N/A	N/A
Premier Bank	$725,600	11.53%	$377,686	6.0%	$503,582	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$844,389	13.36%	$505,589	8.0%	N/A	N/A
Premier Bank	$795,059	12.63%	$503,582	8.0%	$629,477	10.0%
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

The table below presents, for the twelve months subsequent to June 30, 2022 and December 31, 2021, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of June 30, 2022, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2022, decreased in the rising rate environment and increased in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2021.

	Impact on Future Annual Net Interest Income
	June 30, 2022	December 31, 2021
Immediate Change in Interest Rates
+400	10.01%	19.16%
+300	7.65%	14.52%
+200	5.21%	9.66%
+100	2.72%	4.82%
-100	(4.07)%	(3.21)%
-200	(8.74)%	—

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may decrease from the base case scenario should the yield curve flatten or become inverted. Conversely, if the yield curve should steepen, net interest income may increase.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -200 basis points to +400 basis points. The results of this analysis are reflected in the following tables for the quarter ended June 30, 2022, and the year ended December 31, 2021.

	June 30, 2022	December 31, 2021
Change in Rates	Economic Value of Equity % Change	Economic Value of Equity % Change

+400 bp	(0.73)%	7.01%
+ 300 bp	(0.31)%	6.61%
+ 200 bp	(0.14)%	5.39%
+ 100 bp	0.17%	3.10%
0 bp	—	—
- 100 bp	(1.42)%	(6.83)%
- 200 bp	(6.43)%	—

Item 4. Controls and Procedures

An evaluation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the quarter ended June 30, 2022. The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended June 30, 2022:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, March 31, 2022				1,291,000
April 1 - April 30, 2022	85,870	$28.97	85,870	1,205,130
May 1 - May 31, 2022	5,745	27.09	5,000	1,200,130
June 1 - June 30, 2022	—	—	—	1,200,130
Total	91,615	$28.85	90,870	1,200,130
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
(2)
Of this amount, 745 shares were obtained in fulfillment of tax obligations from vesting of restricted stock compensation and were not part of the publicly announced repurchase program.

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

Exhibit 10.1	Premier Financial Corp. Long Term Incentive Program (incorporated herein by reference to Exhibit 10.1 in Registrant's Form 8-K filed February 23, 2022 (File No. 000-26850))
Exhibit 10.2

Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.2 in Registrant's Form 8-K filed February 23, 2022 (File No. 000-26850))

Exhibit 10.3	Premier Financial Corp. Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 in Registrant's Form 8-K filed February 23, 2022 (File No. 000-26850))
Exhibit 10.4	Premier Financial Corp. Short Term Incentive Program (incorporated herein by reference to Exhibit 10.4 in Registrant's Form 8-K filed February 23, 2022 (File No. 000-26850))
Exhibit 10.5

Severance and Change in Control Protection Agreement with Varun Chandhok (April 1, 2022) (incorporated herein by reference to Exhibit 10.01 in Registrant's Form 8-K filed May 18, 2022 (File No. 000-26850))

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

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at June 30, 2022 and December 31, 2021; (ii) Unaudited Consolidated Condensed Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: August 5, 2022	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)