Form 10-Q
period 2022-09-30
PREMIER FINANCIAL CORP
filed 2022-11-07
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 35,566,382 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$67,124	$54,858
Interest-bearing deposits	37,868	106,708
	104,992	161,566
Securities available-for-sale, carried at fair value	1,063,713	1,206,260
Equity securities, carried at fair value	15,336	14,097
Loans held for sale, carried at fair value	129,142	162,947
Loans receivable, net of allowance for credit losses of $70,626 at September 30, 2022 and $66,468 at December 31, 2021, respectively	6,137,082	5,229,700
Mortgage servicing rights	20,832	19,538
Accrued interest receivable	26,021	20,767
Federal Home Loan Bank stock	28,262	11,585
Bank owned life insurance	169,728	166,767
Premises and equipment	53,747	55,602
Real estate and other assets held for sale	416	171
Goodwill	317,948	317,948
Core deposit and other intangibles	19,972	24,129
Other assets	148,949	90,325
Total assets	$8,236,140	$7,481,402
Liabilities and stockholders’ equity
Liabilities:
Deposits	$6,732,505	$6,282,051
Advances from the Federal Home Loan Bank	411,000	—
Subordinated debentures	85,071	84,976
Advance payments by borrowers	33,511	24,716
Reserve for credit losses - unfunded commitments	7,061	5,031
Other liabilities	102,032	61,132
Total liabilities	7,371,180	6,457,906
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,562,684 and 36,383,613 shares outstanding at September 30, 2022 and December 31, 2021, respectively	306	306
Additional paid-in capital	691,578	691,132
Accumulated other comprehensive income, net of tax of $(48,175) and $(912), respectively	(181,231)	(3,428)
Retained earnings	488,305	443,517
Treasury stock, at cost, 7,734,576 shares at September 30, 2022 and 6,913,647 shares at December 31, 2021	(133,998)	(108,031)
Total stockholders’ equity	864,960	1,023,496
Total liabilities and stockholders’ equity	$8,236,140	$7,481,402

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income
Loans	$65,559	$55,443	$177,366	$168,781
Investment securities:
Taxable	5,965	4,334	15,901	11,054
Non-taxable	849	991	2,588	2,945
Interest-bearing deposits	221	33	387	142
FHLB stock dividends	510	60	743	175
Total interest income	73,104	60,861	196,985	183,097
Interest Expense
Deposits	6,855	3,144	11,749	10,867
FHLB advances and other	2,069	11	2,609	23
Subordinated debentures	868	671	2,326	2,040
Notes payable	—	—	1	—
Total interest expense	9,792	3,826	16,685	12,930
Net interest income	63,312	57,035	180,300	170,167
Credit loss expense (benefit) - loans and leases	3,706	1,594	9,483	(9,549)
Credit loss expense - unfunded commitments	306	226	2,030	488
Net interest income after credit (benefit) loss expense	59,300	55,215	168,787	179,228
Non-interest Income
Service fees and other charges	6,545	6,067	19,221	17,817
Insurance commissions	3,488	3,461	12,043	12,401
Mortgage banking income	3,970	6,175	10,170	18,865
Gain on sale of securities available for sale	—	233	—	2,218
Gain (loss) on equity securities	43	20	(1,760)	822
Wealth management income	1,355	1,321	4,246	4,644
Income from Bank Owned Life Insurance	983	947	2,961	2,975
Other non-interest income	320	146	1,051	2,005
Total non-interest income	16,704	18,370	47,932	61,747
Non-interest Expense
Compensation and benefits	24,522	23,355	72,397	66,399
Occupancy	3,463	3,693	10,657	11,642
FDIC insurance premium	976	695	2,370	2,115
Financial institutions tax	1,050	1,187	3,315	3,553
Data processing	3,121	3,387	9,899	10,103
Amortization of intangibles	1,338	1,528	4,156	4,725
Other non-interest expense	6,629	5,256	18,689	17,300
Total non-interest expense	41,099	39,101	121,483	115,837
Income before income taxes	34,905	34,484	95,236	125,138
Income tax expense	6,710	6,124	18,324	24,397
Net income	$28,195	$28,360	$76,912	$100,741
Earnings per common share
Basic	$0.79	$0.76	$2.15	$2.70
Diluted	$0.79	$0.76	$2.15	$2.70

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$28,195	$28,360	$76,912	$100,741

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale	(55,350)	(9,042)	(182,755)	(16,169)
Reclassification adjustment for securities gains (losses) included in net income	—	(233)	—	(2,218)
Income tax effect	11,624	1,947	38,378	3,861
Net of tax amount	(43,726)	(7,328)	(144,377)	(14,526)

Unrealized gain (loss) on balance sheet swap	(13,343)	(1,692)	(43,294)	2,742
Reclassification adjustment for cash flow hedge derivatives gain included in net income	(266)	(860)	982	(1,310)
Income tax effect	2,858	536	8,886	(301)
Net of tax amount	(10,751)	(2,016)	(33,426)	1,131

Total other comprehensive income (loss)	(54,477)	(9,344)	(177,803)	(13,395)

Comprehensive income (loss)	$(26,282)	$19,016	$(100,891)	$87,346

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2022	$—	36,383,613	$306	$691,132	$(3,428)	$443,517	$(108,031)	$1,023,496
Net income						26,357		26,357
Other comprehensive income (loss)					(72,069)			(72,069)
Deferred compensation plan		9,933		(14)			14	—
Stock based compensation expenses				760				760
Vesting of incentive plans		5,660		(246)			246	—
Restricted share issuance		19,936		(351)			351	—
Restricted share forfeitures		(5,398)		69			(285)	(216)
Shares repurchased		(793,166)					(24,245)	(24,245)
Common stock dividend payment ($0.30 per share)						(10,787)		(10,787)
Balance at March 31, 2022	$—	35,620,578	$306	$691,350	$(75,497)	$459,087	$(131,950)	$943,296
Net income						22,360		22,360
Other comprehensive income (loss)					(51,257)			(51,257)
Deferred compensation plan				(14)			14	—
Stock based compensation expenses				157				157
Vesting of incentive plans		5,547		(167)			167	—
Restricted share issuance		24,256		(421)			421	—
Restricted share forfeitures		(4,033)					(118)	(118)
Shares repurchased		(90,870)					(2,623)	(2,623)
Common stock dividend payment ($0.30 per share)						(10,668)		(10,668)
Balance at June 30, 2022	$—	35,555,478	$306	$690,905	$(126,754)	$470,779	$(134,089)	$901,147

Net income						28,195		28,195
Other comprehensive (loss)					(54,477)			(54,477)
Deferred compensation plan				(14)			14	—
Stock based compensation expenses				711				711
Shares issued under stock option plan		3,000					53	53
Restricted share issuance		8,521		(148)			148	—
Restricted share forfeitures		(4,315)		124			(124)	—
Shares repurchased							—	—
Common stock dividend payment ($0.30 per share)						(10,669)		(10,669)
Balance at September 30, 2022	$—	35,562,684	$306	$691,578	$(181,231)	$488,305	$(133,998)	$864,960

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2021	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276
Net income (loss)						40,996		40,996
Other comprehensive income (loss)					(15,506)			(15,506)
Deferred compensation plan		7,911		51			(51)	—
Stock based compensation expenses				551				551
Vesting of incentive plans		6,124		(82)			82	—
Shares issued under stock option plan		600					8	8
Restricted share issuance		13,708		(183)			183	—
Restricted share forfeitures		(5,779)		20			(138)	(118)
Shares repurchased		(39,200)					(1,078)	(1,078)
Common stock dividend payment ($0.24 per share)						(8,943)		(8,943)
Balance at March 31, 2021	$—	37,274,844	$306	$689,747	$(502)	$388,467	$(79,832)	$998,186
Net income						31,385		31,385
Other comprehensive income (loss)					11,455			11,455
Deferred compensation plan				(26)			26	—
Stock based compensation expenses				656				656
Vesting of incentive plans		21,834		(291)			291	—
Shares issued under stock option plan								—
Restricted share issuance		22,550		(301)			301	—
Restricted share forfeitures		(15,257)					(507)	(507)
Shares repurchased		(126,366)					(3,773)	(3,773)
Common stock dividend payment ($0.26 per share)						(9,699)		(9,699)
Balance at June 30, 2021	$—	37,177,605	$306	$689,785	$10,953	$410,153	$(83,494)	$1,027,703
Net income						28,360		28,360
Other comprehensive income (loss)					(9,344)			(9,344)
Deferred compensation plan				(10)			10	—
Stock based compensation expenses				1,176				1,176
Vesting of incentive plans		2,002		(84)			84	—
Restricted share issuance		6,116		(84)			84	—
Restricted share forfeitures		(1,287)					(61)	(61)
Shares repurchased		(206,285)					(5,970)	(5,970)
Common stock dividend payment ($0.27 per share)						(9,995)		(9,995)
Balance at September 30, 2021	$—	36,978,151	$306	$690,783	$1,609	$428,518	$(89,347)	$1,031,869

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$76,912	$100,741
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	11,513	(9,061)
Depreciation	4,264	4,837
Amortization of premium and discounts on loans, securities, deposits and debt obligations	6,920	48
Amortization of mortgage servicing rights, net of impairment charges/recoveries	2,504	464
Amortization of intangibles	4,156	4,725
Change in deferred taxes	(774)	1,708
Proceeds from the sale of loans held for sale	264,253	681,946
Originations of loans held for sale	(227,175)	(631,573)
Mortgage banking gain, net	(7,072)	(13,663)
Loss (gain) on sale / write-down of real estate and other assets held for sale	(78)	10
Loss (gain) on sale of available for sale securities	—	(2,218)
Loss (gain) on equity securities	1,760	(822)
Shares issued under stock option plan	53	—
Stock based compensation expense	1,628	2,383
Restricted stock forfeitures for taxes and option exercises	(334)	(678)
Income from bank owned life insurance	(2,961)	(2,975)
Changes in:
Accrued interest receivable and other assets	(62,582)	(11,908)
Other liabilities	45,332	(10,957)
Net cash provided (used) by operating activities	118,319	113,007
Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	76,837	109,756
Proceeds from sale of available-for-sale securities	—	158,011
Proceeds from sale of premises and equipment, real estate and other assets held for sale	475	290
Purchases of available-for-sale securities	(122,458)	(803,082)
Purchases of equity securities	(2,999)	(11,053)
Net change in Federal Home Loan Bank stock	(16,677)	4,441
Purchases of premises and equipment, net	(2,409)	(2,025)
Proceeds from bank owned life insurance	—	893
Purchase of bank owned life insurance	—	(20,000)
Net (increase) decrease in loans receivable	(919,634)	226,637
Net cash used in investing activities	(986,865)	(336,132)
Financing Activities
Net increase in deposits and advance payments by borrowers	459,964	199,599
Net change in Federal Home Loan Bank advances	411,000	—
Net change in notes payable	—	18,812
Net cash paid for repurchase of common stock	(26,868)	(10,821)
Cash dividends paid on common stock	(32,124)	(28,637)
Net cash provided by financing activities	811,972	178,953
Increase (decrease) in cash and cash equivalents	(56,574)	(44,172)
Cash and cash equivalents at beginning of period	161,566	159,266
Cash and cash equivalents at end of period	$104,992	$115,094
Supplemental cash flow information:
Interest paid	$16,529	$13,086
Income taxes paid	12,320	23,858
Initial recognition of right-of-use asset	643	500
Initial recognition of lease liability	643	500
Transfers from loans to real estate and other assets held for sale	—	438

See accompanying notes.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

September 30, 2022 and 2021

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

The Bank is primarily engaged in community banking. It attracts deposits from the general public through its offices and website, and uses those and other available sources of funds to originate residential real estate loans, commercial real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, the Bank invests in U.S. Treasury and federal government agency obligations, obligations of states and political subdivisions, mortgage-backed securities ("MBS") that are issued by federal agencies, collateralized mortgage obligations (“CMOs”), and corporate bonds. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

The accompanying consolidated condensed financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the entire year.

2. Significant Accounting Policies

Accounting Standards Update

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to the adoption of alternative reference rates which include Secured Overnight Financing Rate. The Company identified loans that renewed prior to 2021 and began incorporating LIBOR fallback language into existing LIBOR loans. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. The Company has also adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020, and has discontinued the issuance of new LIBOR-based loans since December 31, 2021, according to regulatory guidelines. Legacy LIBOR-based loans will be transitioned to an alternative reference rate on or before June 30, 2023. The updates are elective, are only available from March 12, 2020 until December 31, 2022, and their application did not have a material effect on the Company.

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

Available-for-sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 2 include U.S. federal government agencies, MBS, asset-backed securities ("ABS"), corporate bonds and municipal securities.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$47,908	$96,117	$—	$144,025
Mortgage-backed securities	—	169,108	—	169,108
Collateralized mortgage obligations	—	257,055	—	257,055
Asset-backed securities	—	198,548	—	198,548
Corporate bonds	—	67,422	—	67,422
Obligations of state and political subdivisions	—	227,555	—	227,555
Equity securities	15,336	—	—	15,336
Loans held for sale, at fair value	—	23,689	105,453	129,142
Interest rate swaps	—	4,739	—	4,739
Mortgage banking derivatives	—	15,237	—	15,237
Liabilities:
Interest rate swaps	—	4,739	—	4,739
Cash flow hedge derivative	—	41,458	—	41,458

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$174,710	$—	$174,710
Mortgage-backed securities	—	206,751	—	206,751
Collateralized mortgage obligations	—	260,168	—	260,168
Asset-backed securities	—	220,536	—	220,536
Corporate bonds	—	70,893	—	70,893
Obligations of state and political subdivisions	—	273,202	—	273,202
Equity securities	14,097	—	—	14,097
Loans held for sale, at fair value	—	28,780	134,167	162,947
Interest rate swaps	—	1,287	—	1,287
Cash flow hedge derivative	—	854	—	854
Mortgage banking derivatives	—	2,336	—	2,336
Liabilities:
Interest rate swaps	—	1,292	—	1,292

The table below presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and

2021. There were no securities that were measured at Level 3 for the three and nine months ended September 30, 2022 and 2021.

	Construction loans held for sale
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance of recurring Level 3 assets at beginning of period	$117,015	$148,659	$134,167	$123,029
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(7,627)	(3)	(27,417)	(3,757)
Originations	31,245	32,055	95,311	96,983
Sales	(35,180)	(41,141)	(96,608)	(76,685)
Balance of recurring Level 3 assets at end of period	$105,453	$139,570	$105,453	$139,570

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$105,453	Quoted market price	Time discount using the 60 day forward contract	0.00% - 0.30%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$134,167	Quoted market price	Time discount using the 60 day forward contract	0.00% - 1.86%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$6,213	$6,213
Commercial	—	—	5,031	5,031
Total individually analyzed loans	$—	$—	$11,244	$11,244
Mortgage servicing rights	$—	$20,832	$—	$20,832

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$2,749	$2,749
Commercial	—	—	8,564	8,564
Total individually analyzed loans	$—	$—	$11,313	$11,313
Mortgage servicing rights	$—	$19,538	$—	$19,538

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$7,386	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-70%	22.03%
Individually analyzed Loans- Applies to loan classes without an appraisal valuation	$3,858	Equitable Recoupment claim estimate	Discounts for collection issues	0%	0%

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

The aggregate fair value of the residential mortgage loans held for sale at September 30, 2022 and December 31, 2021 was $23.7 million and $28.8 million, respectively, and they had a contractual balance of $22.7 million and $27.7 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three and nine months ended September 30, 2022, $1.7 million and $3.0 million, respectively, were recorded in losses on the sale of loans held for sale for the change in fair value. For the three and nine months ended September 30, 2021, $1.2 million and $4.4 million, respectively, were recorded in losses on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at September 30, 2022 and December 31, 2021, was $105.5 million and $134.2 million, respectively, and they had a contractual balance of $123.7 million and $125.0 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three and nine months ended September 30, 2022, $7.6 million and $27.4 million, respectively, were recorded in losses on the sale of loans held for sale for the change in fair value. For the three and nine months ended September 30,

2021, $3,000 and $3.9 million, respectively, were recorded in losses on the sale of loans held for sale for the change in fair value.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2022, and December 31, 2021. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to Premier.

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

The fair values of securities sold under repurchase agreements are equal to their carrying amounts resulting in a Level 1 classification. The carrying value of floating rate subordinated debentures was considered to be the carrying value as the debt is floating rate and can be prepaid at any time without penalty. The carrying value of fixed rate subordinated debt is estimated using a DCF calculation that applies interest rates currently being offered in the market to the expected maturity of the debt resulting in a Level 2 classification.

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2022.

The carrying value and estimated fair values of financial instruments at September 30, 2022 and December 31, 2021, were as follows:

		Fair Value Measurements at September 30, 2022
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$104,992	$104,992	$104,992	$—	$—
Securities available for sale	1,063,713	1,063,713	47,908	1,015,805	—
Equity securities	15,336	15,336	15,336	—	—
Federal Home Loan Bank Stock	28,262	N/A	N/A	N/A	N/A
Loans receivable, net	6,137,082	5,940,156	—	—	5,940,156
Loans held for sale, carried at fair value	129,142	129,142	—	23,689	105,453

Financial Liabilities:
Deposits	$6,732,505	$6,706,619	$5,844,616	$862,003	$—
Advances from Federal Home Loan Bank	411,000	410,998	—	410,998	—
Subordinated debentures	85,071	77,175	—	77,175	—

		Fair Value Measurements at December 31, 2021
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$161,566	$161,566	$161,566	$—	$—
Securities available for sale	1,206,260	1,206,260	—	1,206,260	—
Equity securities	14,097	14,097	14,097	—	—
Federal Home Loan Bank Stock	11,585	N/A	N/A	N/A	N/A
Loans receivable, net	5,229,700	5,265,689	—	—	5,265,689
Loans held for sale, carried at fair value	162,947	162,947	—	28,780	134,167

Financial Liabilities:
Deposits	$6,282,051	$6,280,336	$5,481,928	$798,408	$—
Subordinated debentures	84,976	85,417	—	85,417	—

4. Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees. On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Company's merger (the "Merger") with United Community Federal Corp. ("UCFC"), Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan (the “UCFC 2007 Plan”) and UCFC’s 2015 Long Term Incentive Plan, which has since been renamed as the “Premier Financial Corp. 2015 Long Term Incentive Plan” (the “2015 Plan”). Premier also assumed the shares available for future issuance under the 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger remain subject to the terms of the 2015 Plan, but became exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options. Besides certain options issued under the First Defiance Financial Corp. 2010 Equity Incentive Plan, all awards currently outstanding are issued under the 2018 Equity Plan or the 2015 Plan. The 2018 Equity Plan and the 2015 Plan were each amended and restated in February 2022 to align certain administrative components of the plans in addition to enhancing certain governance components. New awards will be made under either the 2018 Equity Plan or the 2015 Plan as the Company determines. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, restricted stock, stock, stock appreciation rights, or other stock-based awards. The 2015 Plan allows for the issuance of up to 1.2 million common shares, as adjusted for the Merger, through the award of options, stock, restyricted stock, stock units, stock appreciation rights, or performance stock awards.

The Company maintains Long-Term Equity Incentive Plans (each, an "LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan"). Under the Executive LTIP, participants may earn between 20% to 50% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 86,190 performance stock units ("PSUs") to the participants under the 2021 Executive LTIP during the first half of 2022, which represents the maximum target award. The value of awards issued in 2021 and 2022 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these LTIPs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement of the participant.

The maximum amount of compensation expense that may be earned for the PSUs at September 30, 2022, is approximately $6.8 million in the aggregate. However, the estimated expense that is expected to be earned as of September 30, 2022, is $4.5 million of which $1.3 million was unrecognized at September 30, 2022, and will be recognized over the remaining performance periods. Total expense of $432,000 and $842,000 was recorded during each of the three and nine months ended September 30, 2022, respectively, compared to expense of $825,000 and $1.5 million for the three and nine months ended September 30, 2021, respectively.

Beginning in 2022, under the Key Plan, the participants are granted restricted stock awards ("RSAs") based upon the achievement of certain targets in the prior year. Prior to 2022, restricted stock units ("RSUs") were issued to participants under the same plan. The participants can earn from 5% to 10% of their salary in RSAs or RSUs, that vest three years from the date of grant. The Company granted 19,612 in RSAs and 17,542 RSUs in the first quarter of2022 and 2021, respectively, as a payout under the Key Plan.

In the nine months ended September 30, 2022, the Company also granted 33,101 discretionary RSAs that vest over a period of time ranging from one to three years. Of these grants, 14,712 were issued to directors and have a one year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

At September 30, 2022, a total of 347,343 RSAs were outstanding. Compensation expense is recognized over the performance or vesting period. Total expense of $280,000 and $786,000 was recorded during each of the three and nine months ended September 30, 2022, respectively, compared to expense of $351,000 and $908,000 for the three and nine months ended September 30, 2021, respectively. Approximately $2.3 million and $2.7 million is included within other liabilities at September 30, 2022 and December 31, 2021, respectively, related to the cash portion of the Company's Short-Term Incentive Plans.

The following table sets forth Premier's performance and restricted stock activity during the nine months ended September 30, 2022:

	Performance Stock Units		Restricted Stock Units		Restricted Stock Awards
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2022	161,674	$28.36	51,773	$28.44	58,260	$29.71
Granted	86,190	30.67	—	—	52,713	29.24
Vested	—	—	(13,637)	29.00	(35,159)	27.97
Forfeited	(3,030)	31.12	(6,340)	27.25	(5,101)	30.50
Unvested at September 30, 2022	244,834	$29.14	31,796	$28.44	70,713	$30.17

As of September 30, 2022, 29,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

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

There were no options granted during the nine months ended September 30, 2022 and 2021.

Following is stock option activity under the plans during the nine months ended September 30, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2022	35,661	$21.72
Forfeited or cancelled	(3,000)	17.68
Exercised	(3,000)	17.68
Granted	—	—
Options outstanding, September 30, 2022	29,661	$22.54
Exercisable at September 30, 2022	29,661	$22.54	4.34	$100

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds of options exercised	$53	$—	$53	$8
Related tax benefit recognized	6	—	6	—
Intrinsic value of options exercised	29	—	29	11

As of September 30, 2022, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of one month.

5. Dividends on Common Stock

Premier declared and paid $0.90 per common stock dividend in the first nine months of 2022 and $0.77 per common stock dividend in the first nine months of 2021. Premier declared and paid a $0.30 per common stock dividend in the third quarter of 2022 and declared and paid a $0.27 per common stock dividend in the third quarter of 2021.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$28,195	$28,360	$76,912	$100,741
Less: income allocated to participating securities	22	27	80	98
Net income allocated to common shareholders	28,173	28,333	76,832	100,643

Weighted average common shares outstanding including participating securities	35,610	37,135	35,746	37,262
Less: Participating securities	28	35	37	36
Average common shares	35,582	37,100	35,709	37,226

Basic earnings per common share	$0.79	$0.76	$2.15	$2.70
Diluted Earnings Per Share:
Net income allocated to common shareholders	$28,173	$28,333	$76,832	$100,643
Weighted average common shares outstanding for basic earnings per common share	35,582	37,100	35,709	37,226
Add: Dilutive effects of stock options and restricted stock units	122	85	109	85
Average shares and dilutive potential common shares	35,704	37,185	35,818	37,311

Diluted earnings per common share	$0.79	$0.76	$2.15	$2.70

There were 17,644 and 18,437 shares for the three and nine months ended September 30, 2022, respectively, that were excluded from the diluted earnings per common share calculation. There were no shares for the three and nine months ended September 30, 2021 that were excluded from the dilutive earnings per common share calculation as no shares were anti-dilutive.
7. Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At September 30, 2022
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$173,907	$—	$(29,882)	$144,025
Mortgage-backed securities	204,655		(35,547)	169,108
Collateralized mortgage obligations	306,623	—	(49,568)	257,055
Asset-backed securities	206,505	557	(8,514)	198,548
Corporate bonds	73,659		(6,237)	67,422
Obligations of state and political subdivisions	286,213	32	(58,690)	227,555
Total Available-for-Sale	$1,251,562	$589	$(188,438)	$1,063,713

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At December 31, 2021
Available-for-sale
Obligations of U.S. government corporations and agencies	$174,644	$984	$(918)	$174,710
Mortgage-backed securities	208,281	851	(2,381)	206,751
Collateralized mortgage obligations	264,541	363	(4,736)	260,168
Asset-backed securities	221,545	610	(1,619)	220,536
Corporate bonds	70,008	1,160	(275)	70,893
Obligations of state and political subdivisions	272,334	5,898	(5,030)	273,202
Total Available-for-Sale	$1,211,353	$9,866	$(14,959)	$1,206,260

The amortized cost and fair value of the investment securities portfolio at September 30, 2022, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBS, CMOs and ABS, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,238	$3,239
Due after one year through five years	49,077	45,193
Due after five years through ten years	233,374	202,166
Due after ten years	248,090	188,403
MBS/CMO/ABS	717,783	624,712
	$1,251,562	$1,063,713

Investment securities with a carrying amount of $736.1 million and $564.4 million at September 30, 2022 and December 31, 2021, respectively, were pledged as collateral.

The following tables summarize Premier’s securities that were in an unrealized loss position at September 30, 2022 and December 31, 2021:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At September 30, 2022
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$99,589	$(19,180)	$44,436	$(10,702)	$144,025	$(29,882)
Mortgage-backed securities	48,282	(5,761)	120,826	(29,786)	169,108	(35,547)
Collateralized mortgage obligations	111,746	(14,355)	145,309	(35,213)	257,055	(49,568)
Asset-backed securities	82,184	(1,816)	81,491	(6,698)	163,675	(8,514)
Corporate bonds	57,170	(4,946)	10,252	(1,291)	67,422	(6,237)
Obligations of state and political subdivisions	128,802	(19,309)	89,875	(39,381)	218,677	(58,690)
Total available-for-sale	$527,773	$(65,367)	$492,189	$(123,071)	$1,019,962	$(188,438)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At December 31, 2021
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$73,810	$(918)	$—	$—	$73,810	$(918)
Mortgage-backed securities-residential	167,379	(2,048)	13,689	(333)	181,068	(2,381)
Collateralized mortgage obligations	222,134	(4,736)	—	—	222,134	(4,736)
Asset-backed securities	140,226	(1,589)	2,705	(30)	142,931	(1,619)
Corporate bonds	24,173	(270)	504	(5)	24,677	(275)
Obligations of state and political subdivisions	99,199	(3,355)	34,548	(1,675)	133,747	(5,030)
Total available-for-sale	$726,921	$(12,916)	$51,446	$(2,043)	$778,367	$(14,959)

The Company realized no gains from the sale of available-for-sale securities in the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company had $233,000 and $2.2 million in realized gains from the sale of investment securities.

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

•
Any security that has a loss rate greater than 3%, credit rating below investment grade or not rated by a third-party credit ratings company would be subjected to additional analysis that may include, but is not limited to: changes in market interest rates, changes in securities credit ratings, security type, service area economic factors, financial performance of the issuer/or obligor of the underlying issue and third-party guarantee.
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of September 30, 2022, management determined that no credit loss exists and that the unrealized losses are due to the increased interest rate environment.

At September 30, 2022, and December 31, 2021, the Company held preferred and common stock of various bank holding companies totaling $15.3 million and $14.1 million, respectively. During the three and nine months ended September 30, 2022, an unrealized gain of $43,000 and a $1.8 million unrealized loss were recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income. During the three and nine months ended September 30, 2021, $20,000 and $822,000 of unrealized gains were recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income.
8. Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics. Loans receivable consist of the following:

	September 30, 2022	December 31, 2021
	(In Thousands)
Real Estate:
Residential	$1,478,360	$1,167,466
Commercial	2,674,078	2,450,349
Construction	1,242,045	862,815
	5,394,483	4,480,630
Other Loans:
Commercial	1,042,604	895,638
Home equity and improvement	272,367	264,354
Consumer finance	212,790	126,417
	1,527,761	1,286,409
Loans before deferred loan origination fees and costs	6,922,244	5,767,039
Deduct:
Undisbursed construction loan funds	(724,797)	(477,890)
Net deferred loan origination fees and costs	10,261	7,019
Allowance for credit losses	(70,626)	(66,468)
Total loans	$6,137,082	$5,229,700

The Company has responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing $636.9 million to small businesses in our markets. As of September 30, 2022, the Company had $1.2 million in PPP loans, that remained unpaid and were included in commercial loans in the above loan table. As of December 31, 2021, the Company had $58.9 million in PPP loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$54	$—	$—	$—	$54
Commercial	12,394	—	2,716	—	15,110
Construction	—	—	—	—	—

Other Loans:
Commercial	2,607	561	3,858	—	7,026
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$15,055	$561	$6,574	$—	$22,190

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$226	$—	$—	$—	$226
Commercial	18,399	—	—	—	18,399
Construction	—	—	—	—	—

Other Loans:
Commercial	1,574	160	14,023	25	15,782
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$20,199	$160	$14,023	$25	$34,407

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

	September 30, 2022	December 31, 2021
	(In Thousands)
Non-accrual loans with reserve	$19,308	$35,480
Non-accrual loans without reserve	13,829	12,534
Loans 90 days plus past due and still accruing	—	—
Total non-performing loans	33,137	48,014
Real estate and other assets held for sale	416	171
Total non-performing assets	$33,553	$48,185
Troubled debt restructuring, still accruing	$6,909	$7,768

The following table presents the aging of the amortized cost in past due and non-accrual loans as of September 30, 2022, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	$1,460,105	$547	$5,816	$4,954	$11,317	$6,458
Commercial	2,663,003	809	177	11,570	12,556	13,709
Construction	517,248	—	—	—	—	—

Other Loans:
Commercial	1,031,322	333	50	4,685	5,068	4,895
Home equity and improvement	266,002	2,586	207	992	3,785	1,423
Consumer finance	209,642	2,540	803	1,759	5,102	1,881
PCD	18,332	358	220	3,648	4,226	4,771

Total Loans	$6,165,654	$7,173	$7,273	$27,608	$42,054	$33,137

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

Troubled Debt Restructurings

As of September 30, 2022, and December 31, 2021, the Company had a recorded investment in TDRs of $19.8 million and $11.9 million, respectively. The Company allocated $353,000 and $378,000 of reserves to those loans at September 30, 2022, and December 31, 2021, respectively, and had committed to lend additional amounts totaling up to $319,000 and $348,000 at September 30, 2022, and December 31, 2021, respectively.

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

Of the loans modified in a TDR as of September 30, 2022, $12.9 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following tables present loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2022:

	Loans Modified as a TDR for the Three Months Ended September 30, 2022 (Dollars in Thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2022 (Dollars in Thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$1,084	11	$2,097
Commercial	1	115	4	5,094
Construction	—	—	—	—

Other Loans:
Commercial	1	17	3	4,281
Home equity and improvement	3	198	6	277
Consumer finance	3	43	8	87

Total	11	$1,457	32	$11,836

The loans described above increased the ACL by $28,000 and $428,000 in the three and nine months ended September 30, 2022, respectively.

	Loans Modified as a TDR for the Three Months Ended September 30, 2021 (Dollars in Thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2021 (Dollars in Thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	1	$263	4	$512
Commercial	—	—	—	—
Construction	—	—	—	—

Other Loans:
Commercial	1	275	6	1,853
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	2	$538	10	$2,365

The loans described above increased the ACL by $9,000 and $382,000 in the three and nine months ended September 30, 2021, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

There were no TDRs that subsequently defaulted as of September 30, 2021. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	(Dollars in Thousands)		(Dollars in Thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	2	$219	3	$282
Commercial	—	—	—	—
Construction	—	—	—	—

Other Loans:
Commercial	—	—	—	—
Home equity and improvement	—	—	—	—
Consumer finance	2	40	2	40

Total	4	$259	5	$322

The TDRs that subsequently defaulted described above increased the ACL by $9,000 and $11,000 for each of the three and nine months ended September 30, 2022.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,463,034	$1,267	$7,121	$—	$7,121	$1,471,422
Commercial	2,588,092	65,233	22,234	—	22,234	2,675,559
Construction	515,948	1,300	—	—	—	517,248

Other Loans:
Commercial	1,009,333	20,106	6,951	—	6,951	1,036,390
Home equity and improvement	268,385	—	1,402	—	1,402	269,787
Consumer finance	212,853	—	1,891	—	1,891	214,744
PCD	17,044	93	5,421	—	5,421	22,558

Total Loans	$6,074,689	$87,999	$45,020	$—	$45,020	$6,207,708

As of December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,146,212	$1,316	$10,066	$—	$10,066	$1,157,594
Commercial	2,324,846	93,676	29,141	—	29,141	2,447,663
Construction	365,403	19,522	—	—	—	384,925

Other Loans:
Commercial	856,402	14,815	13,752	—	13,752	884,969
Home equity and improvement	258,914	—	2,034	—	2,034	260,948
Consumer finance	125,879	—	1,853	—	1,853	127,732
PCD	19,547	101	12,689	—	12,689	32,337

Total Loans	$5,097,203	$129,430	$69,535	$—	$69,535	$5,296,168

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans as of September 30, 2022 and December 31, 2021 (in thousands):

	Term of loans by origination
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of September 30, 2022

Real Estate
Residential:
Risk Rating
Pass	$194,669	$472,696	$338,397	$95,857	$53,398	$306,452	$1,565	$1,463,034
Special Mention	—	183	182	—	—	144	758	1,267
Substandard	—	1,397	741	856	591	3,536	—	7,121
Doubtful	—	—	—	—	—	—	—	—
Total	$194,669	$474,276	$339,320	$96,713	$53,989	$310,132	$2,323	$1,471,422

Commercial:
Risk Rating
Pass	$468,444	$504,860	$521,889	$321,775	$198,095	$560,364	$12,665	$2,588,092
Special Mention	2,345	2,284	—	268	25,660	34,210	466	65,233
Substandard	116	2,121	549	4,612	4,490	10,120	226	22,234
Doubtful	—	—	—	—	—	—	—	—
Total	$470,905	$509,265	$522,438	$326,655	$228,245	$604,694	$13,357	$2,675,559

Construction:
Risk Rating
Pass	$213,186	$220,569	$52,156	$30,037	$-	$—	$-	$515,948
Special Mention	—	1,300	—	—	—	—	—	1,300
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$213,186	$221,869	$52,156	$30,037	$-	$—	$-	$517,248

Other Loans
Commercial:
Risk Rating
Pass	$224,003	$209,901	$97,286	$58,663	$28,214	$27,355	$363,911	$1,009,333
Special Mention	2,527	3,733	2,099	1,694	1,291	5,572	3,190	20,106
Substandard	40	120	3,898	5	190	200	2,498	6,951
Doubtful	—	—	—	—	—	—	—	—
Total	$226,570	$213,754	$103,283	$60,362	$29,695	$33,127	$369,599	$1,036,390

Home equity and Improvement:
Risk Rating
Pass	$21,616	$21,726	$5,606	$3,744	$1,948	$31,676	$182,069	$268,385
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	14	—	28	32	521	807	1,402
Doubtful	—	—	—	—	—	—	—	—
Total	$21,616	$21,740	$5,606	$3,772	$1,980	$32,197	$182,876	$269,787

Consumer Finance:
Risk Rating
Pass	$123,887	$36,307	$19,016	$15,473	$5,140	$3,279	$9,751	$212,853
Special Mention	—	—	—	—	—	—	—	—
Substandard	61	554	715	393	97	70	1	1,891
Doubtful	—	—	—	—	—	—	—	—
Total	$123,948	$36,861	$19,731	$15,866	$5,237	$3,349	$9,752	$214,744

PCD:
Risk Rating
Pass	$—	$—	$—	$137	$376	$13,343	$3,188	$17,044
Special Mention	—	—	—	—	—	93	—	93
Substandard	—	—	—	3	27	4,393	998	5,421
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$140	$403	$17,829	$4,186	$22,558

	Term of loans by origination
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
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

According to the accounting standard, an entity may make an accounting policy election not to measure an ACL for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner. The Company has made the accounting policy election not to measure an ACL for accrued interest receivables for all loan segments. Current policy dictates that a loan will be placed on nonaccrual status, with the current accrued interest receivable balance being written off, upon the loan being 90 days delinquent or when the loan is deemed to be collateral dependent and the collateral analysis shows less than 1.2 times discounted collateral coverage based on a current assessment of the value of the collateral.

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable and is considered by the company’s management as likely to fund over the life of the instrument. At September 30, 2022, the Company had $1.8 billion in unfunded commitments and set aside $7.1 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

The following table discloses allowance for credit loss (“ACL”) activity for the three and nine months ended September 30, 2022 and 2021 by portfolio segment (in thousands):

Three Months Ended September 30, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$14,113	$34,952	$2,999	$9,762	$4,003	$1,245	$67,074
Charge-Offs	(15)	(206)	—	(29)	(47)	(185)	(482)
Recoveries	77	48	—	84	95	24	328
Provisions	2,136	(2,082)	287	2,465	159	741	3,706
Ending Allowance	$16,311	$32,712	$3,286	$12,282	$4,210	$1,825	$70,626

Nine Months Ended September 30, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468
Charge-Offs	(1,016)	(350)	(16)	(5,342)	(324)	(426)	(7,474)
Recoveries	831	562	3	370	208	175	2,149
Provisions	4,467	101	295	3,844	105	671	9,483
Ending Allowance	$16,311	$32,712	$3,286	$12,282	$4,210	$1,825	$70,626

Three Months Ended September 30, 2021	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$15,268	$34,461	$2,739	$12,211	$4,988	$1,700	$71,367
Charge-Offs	(27)	(84)	—	(375)	(47)	(85)	(618)
Recoveries	75	143	—	576	23	57	874
Provisions	(1,567)	(428)	882	3,016	(276)	(33)	1,594
Ending Allowance	$13,749	$34,092	$3,621	$15,428	$4,688	$1,639	$73,217

Nine Months Ended September 30, 2021	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
Charge-Offs	(29)	(689)	—	(445)	(50)	(227)	(1,440)
Recoveries	165	332	12	1,279	217	122	2,127
Provisions	(3,921)	(8,968)	868	2,929	(218)	(239)	(9,549)
Ending Allowance	$13,749	$34,092	$3,621	$15,428	$4,688	$1,639	$73,217

Purchased Credit Deteriorated Loans

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$11,890	$151	$13,396	$197
Commercial	1,627	27	5,878	151
Construction	—	—	—	—
	13,517	178	19,274	348
Other Loans:
Commercial	6,163	871	9,167	1,531
Home equity and improvement	2,581	104	3,405	154
Consumer finance	297	5	491	7
	9,041	980	13,063	1,692
Total	$22,558	$1,158	$32,337	$2,040

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $2.7 million as of September 30, 2022, and $3.3 million as of December 31, 2021.

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Mortgage banking gain, net	$3,363	$5,353	$7,072	$13,663
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,861	1,861	5,602	5,666
Amortization of mortgage servicing rights	(1,350)	(1,822)	(4,128)	(6,119)
Mortgage servicing rights valuation adjustments	96	783	1,624	5,655
	607	822	3,098	5,202

Net revenue from sale and servicing of mortgage loans	$3,970	$6,175	$10,170	$18,865

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.94 billion at both September 30, 2022 and December 31, 2021.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$21,873	$21,682	$22,244	$21,666
Loans sold, servicing retained	1,392	2,103	3,799	6,416
Amortization	(1,350)	(1,822)	(4,128)	(6,119)
Carrying value before valuation allowance at end of period	21,915	21,963	21,915	21,963

Valuation allowance:
Balance at beginning of period	(1,180)	(3,641)	(2,707)	(8,513)
Impairment recovery (charges)	97	783	1,624	5,655
Balance at end of period	(1,083)	(2,858)	(1,083)	(2,858)
Net carrying value of MSRs at end of period	$20,832	$19,105	$20,832	$19,105
Fair value of MSRs at end of period	$27,633	$20,189	$27,633	$20,189

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company had no accrual for secondary market buy-back activity at September 30, 2022 or December 31, 2021 based on management’s estimate of potential losses from this activity. There was no expense or credit recognized in the three and nine months ended September 30, 2022. The company recognized a credit of $0 and $43,000 in the three and nine months ended September 31, 2021.

10. Leases

The Company’s lease agreements have maturity dates ranging from April 2022 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 13.44 years as of September 30, 2022 and 14.21 years as of December 31, 2021.

The weighted average discount rate for leases was 2.49% as of September 30, 2022 and 2.57% as of December 31, 2021.

The total operating lease costs were $540,000 and $1.6 million for the three and nine months ended September 30, 2022, respectively, and $560,000 and $1.8 million for the three and nine months ended September 30, 2021, respectively. The right-of-use asset, included in other assets, was $15.2 million and $15.4 million at September 30, 2022 and December 31, 2021, respectively. The lease liabilities, included in other liabilities, were $15.8 million and $16.1 million as of September 30, 2022 and December 31, 2021, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(In Thousands)	September 30, 2022
Remainder of 2022	$2,523
2023	2,087
2024	1,693
2025	1,470
2026	1,308
Thereafter	11,853
Total undiscounted minimum lease payments	20,934
Present value adjustment	(5,100)
Total lease liabilities	$15,834

11. Deposits

A summary of deposit balances is as follows:

	September 30, 2022	December 31, 2021
	(In Thousands)
Non-interest-bearing checking accounts	$1,826,511	$1,724,772
Interest-bearing checking and money market accounts	3,197,455	2,952,705
Savings deposits	820,650	804,451
Retail certificates of deposit less than $250,000	550,275	636,477
Retail certificates of deposit greater than $250,000	267,733	163,646
Brokered deposits	69,881	—
	$6,732,505	$6,282,051

12. Borrowings

The Company's FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	September 30, 2022	December 31, 2021
	(In Thousands)
FHLB Advances:
Overnight advances	$411,000	—
Single maturity fixed rate advances	—	—
Total	$411,000	$—
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	$15,464	15,464
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$48,988	$48,893

At September 30, 2022, the Company had $411.0 million of outstanding FHLB advances with a maturity date in 2022. There were no outstanding FHLB advances at December 31, 2021.

In September 2020, the Company completed the issuance of $50.0 million aggregate principal amount, fixed-to-floating rate subordinated notes due September 30, 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The notes carry a fixed rate of 4.0% for five years at which time they will convert to a floating rate based on the secured overnight borrowing rate, plus a spread of 388.5 basis points. The Company may, at its option, beginning September 30, 2025, redeem the notes, in whole or in part, from time to time, subject to certain conditions. The net proceeds from the sale were approximately $48.7 million, after deducting the estimated offering expenses. The Company has used, and intends to continue using, the net proceeds for general corporate purposes, which may include, without limitation, providing capital to support its growth organically or through strategic acquisitions, repaying indebtedness, in financing investments, capital expenditures, repurchasing its common shares and for investments in the Bank as regulatory capital. The subordinated debentures are included in "Total Capital", as such term is defined under current regulatory guidelines and interpretations.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the Subordinated Debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 4.79% as of September 30, 2022, and 1.70% as of December 31, 2021.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 3.21% and 1.58% on September 30, 2022 and December 31, 2021, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	September 30, 2022	December 31, 2021
Commitments to make loans	$1,175,293	$1,175,916
Unused lines of credit	1,012,298	626,348
Standby letters of credit	16,114	10,851
Total	$2,203,705	$1,813,115

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

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Current:
Federal	$6,716	$6,600	$18,581	$22,199
State and local	162	162	517	490
Deferred	(168)	(638)	(774)	1,708
	$6,710	$6,124	$18,324	$24,397

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Tax expense (benefit) at statutory rate (21%)	$7,330	$7,242	$20,000	$26,278
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	129	128	409	387
Tax exempt interest income, net of TEFRA	(180)	(213)	(554)	(641)
Bank owned life insurance	(207)	(199)	(622)	(625)
Captive insurance	(125)	(90)	(326)	(282)
Other	(237)	(744)	(583)	(720)
Totals	$6,710	$6,124	$18,324	$24,397

15. Derivative Financial Instruments

At September 30, 2022, the Company had approximately $64.2 million of interest rate lock commitments and $311.0 million of forward sales of mortgage backed securities. These commitments are considered derivatives. The Company had $65.4 million of interest rate lock commitments and $305.0 million of forward commitments at December 31, 2021.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instrument assets:

	September 30, 2022	December 31, 2021
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$15,237	$2,336

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative carrying value at September 30, 2022 and 2021 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$13,386	$2,122	$12,901	$2,446

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $67.9 million and fair value of $4.7 million in other assets and $4.7 million in other liabilities at September 30, 2022. As of December 31, 2021, the Company had interest rate swaps associated with commercial loans with a notional value of $69.4 million and fair value of $1.3 million in other assets and $1.3 million in other liabilities. For the three and nine months ended September 30, 2022, ($54,000) and ($53,000) flowed through noninterest income, respectively. For the three and nine months ended September 30, 2021, ($7,000) and $136,000 flowed through noninterest income, respectively.

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

An interest rate swap with notional amount totaling $250.0 million as of September 30, 2022 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company’s floating rate loan pool. The gross aggregate fair value of the swap of $41.5 million is recorded in other liabilities in the unaudited Consolidated Balance Sheets at September 30, 2022, with changes in fair value recorded net of tax in other comprehensive income (loss). As of December 31, 2021, the gross aggregate fair value of the swap of $854,000 was recorded in other assets in the Consolidated Balance Sheets. A summary of the interest-rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	September 30, 2022	December 31, 2021

Notional amount	$250,000	$250,000
Weighted average fixed receive rates	1.437%	1.437%
Weighted average variable 1-month LIBOR pay rates	3.143%	0.089%
Weighted average remaining maturity (in years)	8.4	9.3
Fair value	$(41,458)	$854

16. Other Comprehensive (Loss) Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended September 30, 2022
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(55,350)	$11,624	$(43,726)
Reclassification adjustment for net losses included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(13,343)	2,802	(10,541)
Reclassification adjustment for net gains included in net income	(266)	56	(210)
Total other comprehensive loss	$(68,959)	$14,482	$(54,477)

Nine Months Ended September 30, 2022
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(182,755)	$38,378	$(144,377)
Reclassification adjustment for net gains included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(43,294)	9,092	(34,202)
Reclassification adjustment for net gains included in net income	982	(206)	776
Total other comprehensive loss	$(225,067)	$47,264	$(177,803)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended September 30, 2021
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(9,042)	$1,898	$(7,144)
Reclassification adjustment for net gains included in net income	(233)	49	(184)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(1,692)	356	(1,336)
Reclassification adjustment for net gains included in net income	(860)	180	(680)
Total other comprehensive loss	$(11,827)	$2,483	$(9,344)

Nine Months Ended September 30, 2021
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(16,169)	$3,395	$(12,774)
Reclassification adjustment for net gains included in net income	(2,218)	466	(1,752)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	2,742	(576)	2,166
Reclassification adjustment for net gains included in net income	(1,310)	275	(1,035)
Total other comprehensive loss	$(16,955)	$3,560	$(13,395)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Cash Flow Hedge Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2022	$(4,023)	$(79)	$674	$(3,428)
Other comprehensive income/(loss) before reclassifications	(144,377)	—	(34,202)	(178,579)
Amounts reclassified from accumulated other comprehensive income	—	—	776	776

Net other comprehensive income/(loss) during period	(144,377)	—	(33,426)	(177,803)

Balance September 30, 2022	$(148,400)	$(79)	$(32,752)	$(181,231)

Balance January 1, 2021	$15,083	$(79)	$—	$15,004
Other comprehensive income (loss) before reclassifications	(12,774)	—	2,166	(10,608)
Amounts reclassified from accumulated other comprehensive income	(1,752)	—	(1,035)	(2,787)

Net other comprehensive income/(loss) during period	(14,526)	—	1,131	(13,395)

Balance September 30, 2021	$557	$(79)	$1,131	$1,609

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and nine months ended September 30, 2022 and 2021.

Reconciliations of Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Net interest income (GAAP)	$63,312	$57,035	$180,300	$170,167
Add: FTE adjustment	198	256	652	763
Net interest income on a FTE basis (1)	$63,510	$57,291	$180,952	$170,930

Non-interest income-less securities gains/losses (2)	$16,661	$18,061	49,692	$59,093
Non-interest expense (3)	41,099	39,045	121,483	116,223
Average interest-earning assets net of average
unrealized gains/losses on securities (4)	7,477,795	6,773,021	7,097,421	6,730,807

Ratios:
Net interest margin (1) / (4)	3.40%	3.38%	3.40%	3.39%
Efficiency ratio (3) / (1) + (2)	51.26%	51.82%	52.67%	50.53%

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

Changes in Financial Condition

At September 30, 2022, the Company's total assets amounted to $8.2 billion compared to $7.5 billion at December 31, 2021. The increase is primarily attributable to growth in net loans of $907.4 million from $5.2 billion at December 31, 2021 to $6.1 billion at September 30, 2022. The increase was due to increases in all loan categories. Residential loans increased as the Company sold fewer loans due to higher yields on holding loans than selling loans. Loans held for sale decreased from $162.9 million at December 31, 2021, to $129.1 million at September 30, 2022 as a result of lessened sales activity. The increase in net loans was funded by advances from the FHLB and deposit growth. Deposits increased $450.5 million from $6.3 billion at December 31, 2021, to $6.7 billion as of September 30, 2022. Non-interest bearing deposits grew $101.7 million since December 31, 2021 to $1.8 billion during the nine months ended September 30, 2022, while non-brokered interest-bearing deposits grew $278.8 million to $4.8 billion during the same period. Brokered deposits added $69.9 million in the nine months ended September 30, 2022.

Stockholders’ equity decreased $158.5 million from $1.0 billion at December 31, 2021, to $865.0 million at September 30, 2022. The decrease in stockholders’ equity was primarily due to a decrease in accumulated other comprehensive income (“AOCI”) and stock buybacks. The decrease in AOCI is primarily related to an after-tax $148.4 million negative valuation adjustment on the available-for-sale securities portfolio. The Company also completed the repurchase of 884,036 common shares for $26.9 million during the first none months of the year. At September 30, 2022, 1,200,130 common shares remained available for repurchase under the Company’s existing repurchase program.

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

	Three Months Ended September 30,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$6,120,324	$65,564	4.29%	$5,416,696	$55,444	4.09%
Securities	1,261,527	7,006	2.22	1,273,148	5,580	1.75
Interest bearing deposits	68,530	221	1.29	71,276	33	0.19
FHLB stock	27,414	510	7.44	11,901	60	2.02
Total interest-earning assets	7,477,795	73,301	3.92	6,773,021	61,117	3.61
Non-interest-earning assets	683,594			756,079
Total assets	$8,161,389			$7,529,100

Interest-bearing liabilities:
Deposits	$4,846,419	$6,855	0.57%	$4,649,462	$3,144	0.27%
FHLB advances and other	377,533	2,069	2.19	20,098	11	0.22
Subordinated debentures	85,049	868	4.08	84,924	671	3.16
Notes payable	—	—	-	204	—	0.75
Total interest-bearing liabilities	5,309,001	9,792	0.74	4,754,688	3,826	0.32
Non-interest bearing deposits	1,807,909	—	—	1,667,767	—	—
Total including non-interest bearing demand deposits	7,116,910	9,792	0.55	6,422,455	3,826	0.24
Other non-interest-bearing liabilities	132,255			86,439
Total liabilities	7,249,165			6,508,894
Stockholders’ equity	912,224			1,020,206
Total liabilities and stockholders’ equity	$8,161,389			$7,529,100
Net interest income; interest rate spread		$63,509	3.18%		$57,291	3.29%
Net interest margin (3)			3.40%			3.38%
Average interest-earning assets to average interest-bearing liabilities			141%			142%

(1)
Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)
Annualized
(3)
Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Nine Months Ended September 30,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$5,726,369	$177,385	4.13%	$5,513,285	$168,810	4.08%
Securities	1,266,681	19,122	2.01	1,098,478	14,733	1.79
Interest bearing deposits	84,745	387	0.61	107,381	142	0.18
FHLB stock	19,626	743	5.05	11,663	175	2.00
Total interest-earning assets	7,097,421	197,637	3.71	6,730,807	183,860	3.64
Non-interest-earning assets	709,592			742,396
Total assets	$7,807,013			$7,473,203

Interest-bearing liabilities:
Deposits	$4,688,047	$11,749	0.33%	$4,612,354	$10,867	0.31%
FHLB advances and other	210,908	2,609	1.65	16,828	23	0.18
Subordinated debentures	85,019	2,326	3.65	84,895	2,040	3.20
Notes payable	143	1	0.93	69	—	0.75
Total interest-bearing liabilities	4,984,117	16,685	0.45	4,714,146	12,930	0.37
Non-interest bearing deposits	1,764,666	—	—	1,670,508	—	—
Total including non-interest bearing demand deposits	6,748,783	16,685	0.33	6,384,654	12,930	0.27
Other non-interest-bearing liabilities	113,089			88,502
Total liabilities	6,861,872			6,473,156
Stockholders' equity	945,141			1,000,047
Total liabilities and stockholders' equity	$7,807,013			$7,473,203
Net interest income; interest rate spread		$180,952	3.26%		$170,930	3.27%
Net interest margin (3)			3.40%			3.39%
Average interest-earning assets to average interest-bearing liabilities			142%			143%

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

Results of Operations

Three months ended September 30, 2022 and 2021

For the three months ended September 30, 2022, the Company reported net income of $28.2 million compared to net income of $28.4 million for the three months ended September 30, 2021. On a per share basis, basic and diluted earnings per common share were $0.79 for the three months ended September 30, 2022 and basic and diluted income per common share were $0.76 for the three months ended September 30, 2021. The changes from 2021 to 2022 are primarily due to fluctuations in interest on loans and deposits, provision for credit losses, and mortgage banking income, which are described in further detail below.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $63.3 million for the quarter ended September 30, 2022, up from $57.0 million for the same period in 2021. Average earning assets for the quarter ended September 30, 2022 were $7.5 billion compared to $6.8 billion for the quarter ended September 30, 2021. The tax-equivalent net interest margin was 3.40% for the quarter ended September 30, 2022, an increase from 3.38% for the same period in 2021. The slight increase in margin between the 2022 and 2021 quarters was primarily due to loan growth and higher loan yields. The yield on interest-earning assets was 3.92% for the quarter ended September 30, 2022 compared to 3.61% for the same period in 2021. The cost of interest-bearing liabilities between the two periods increased 42 basis points to 0.74% in the third quarter of 2022 from 0.32% in the third quarter of 2021.

Interest income increased $12.2 million to $73.1 million for the quarter ended September 30, 2022, from $60.9 million for the quarter ended September 30, 2021. This increase is due to an increase in interest on loans and securities. Income from loans increased to $65.6 million for the quarter ended September 30, 2022, compared to $55.4 million for the same period in 2021 due to an increase in average loan balances to $6.1 billion for the three months ended September 30, 2022 from $5.4 billion for the third quarter of 2021. Interest income from investments increased $1.5 million in the third quarter of 2022 to $6.8 million compared to $5.3 million in the same period in 2021 primarily due to an increase in yield on securities of 47 basis points to 2.22% for the three months ended September 30, 2022, compared to 1.75% for the same period in 2021. Income from interest-earning deposits increased to $221,000 in the third quarter of 2022 compared to $33,000 for the same period in 2021. Average balances on interest-earning deposits decreased $2.7 million to $68.5 million in the third quarter of 2022 from $71.3 million for the same period in 2021. The yield earned on interest-earning deposits increased 110 basis points in the third quarter of 2022 compared to the same period in 2021.

Interest expense increased $6.0 million to $9.8 million in the third quarter of 2022 compared to $3.8 million for the same period in 2021. An increase in the cost of interest-bearing liabilities of 42 basis points is the primary reason for this change. Interest expense related to interest-bearing deposits was $6.9 million in the third quarter of 2022 compared to $3.1 million for the same period in 2021. Interest expense recognized by the Company related to FHLB advances was $2.1 million in the third quarter of 2022 compared to $11,000 for the same period in 2021. Expenses on subordinated debentures and notes payable increased to $868,000 in the third quarter of 2022 compared to $671,000 for the same period in 2021 due to increased rates on the variable-rate junior subordinated debentures.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $2.8 million as of September 30, 2022, and $7.1 million as of December 31, 2021.

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

The PD/LGD methodology was selected as most appropriate for loan segments with average lives of three years or less and/or irregular payment structures. This methodology was used for home equity and commercial portfolios. A loan is considered to default if one of the following is detected:

•
Becomes 90 days or more past due;
•
Is placed on nonaccrual;
•
Is marked as a TDR; or
•
Is partially or wholly charged-off.

The default rate is measured on the current life of the loan segment using a weighted average of the maximum possible quarters. The PD is then combined with a LGD derived from historical charge-off data to construct a default rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, particularly the unemployment rate forecast from the Federal Open Market Committee's Summary of Economic Projections. LGD is determined on a dollar-ratio basis, measuring the ratio of net charged off principal to defaulted principal.

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

The quantitative general allowance increased to $23.5 million at September 30, 2022, up from $12.3 million at December 31, 2021. As a part of the CECL model in certain calculations, especially discounted cash flows, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans in addition to the fluctuation of loan balances. The increase in the quantitative general allowance during 2022 is attributed to loan growth.

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

The qualitative analysis indicated a general reserve of $44.3 million at September 30, 2022, compared to $47.1 million at December 31, 2021. Overall, the factors decreased slightly in the third quarter as a result of favorable trends in the risk factors listed above and were partially offset by an increase in the economic and environmental factors.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.64% for construction other loans to 1.47% for home equity/home improvement loans at September 30, 2022.

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of September 30, 2022, is $22.6 million and $1.2 million, respectively.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the change in net charge-offs in the quarter, the Company’s provision for credit losses for the three and nine months ended September 30, 2022 was an expense of $3.7 million and $9.5 million, respectively. This is compared to an expense of $1.6 million and a recovery of $9.5 million, respectively, for the three and nine months ended September 30, 2021. The ACL was $70.6 million at September 30, 2022, and $66.5 million at December 31, 2021. The ACL represented 1.14% of loans, net of undisbursed loan funds and deferred fees and costs at September 30, 2022, compared to 1.26% at December 31, 2021. In management’s opinion, the overall ACL of $70.6 million as of September 30, 2022, is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the nine months ended September 30, 2022, total write-downs of real estate held for sale were $9,000. Management believes that the values recorded at September 30, 2022 for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $45.0 million at September 30, 2022, compared to $69.5 million at December 31, 2021, a decrease of $24.5 million. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at September 30, 2022, were appropriate. Of the $33.1 million in non-accrual loans at September 30, 2022, $5.5 million, or16.7%, are less than 90 days past due. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at September 30, 2022, and December 31, 2021, by category, were as follows:

	September 30,	December 31,
	2022	2021
	(In Thousands)
Non-performing loans:
Residential real estate	$6,458	$9,034
Commercial real estate	13,709	14,621
Construction	—	—
Commercial	4,895	11,531
Home equity and improvement	1,423	2,051
Consumer finance	1,881	1,873
PCD	4,771	8,904
Total non-performing loans	33,137	48,014

Real estate owned	416	171
Total repossessed assets	416	171

Total Nonperforming assets	$33,553	$48,185
TDR loans, accruing	$6,909	$7,768

Total nonperforming assets as a percentage of total assets	0.41%	0.64%
Total nonperforming assets as a percentage of total loans plus OREO*	0.54%	0.91%
ACL as a percent of total nonperforming assets	210.49%	137.94%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans account for 14.4% of non-performing loans. Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 0.47% of the total loans in that category at September 30, 2022, compared to 1.29% for the same category at December 31, 2021. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.51% of the total loans in this category at September 30, 2022, compared to 0.60% at December 31, 2021. Non-performing loans in the residential loan category represented 0.43% of the total loans in that category at September 30, 2022, compared to 0.77% for the same category at December 31, 2021.

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

The following tables detail net charge-offs/recoveries and non-accrual loans by loan type.

	For the Nine Months Ended September 30, 2022		As of September 30, 2022
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$194	3.64%	$6,458	19.49%
Commercial real estate	(211)	(3.96)%	13,709	41.37%
Construction	13	0.24%	—	—
Commercial	4,977	93.46%	4,895	14.77%
Home equity and improvement	76	1.43%	1,423	4.29%
Consumer finance	282	5.30%	1,881	5.68%
PCD	(6)	(0.11)%	4,771	14.40%
Total	$5,325	100.00%	$33,137	100.00%

	For the Nine Months Ended September 30, 2021		As of September 30, 2021
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(94)	13.68%	$6,777	11.32%
Commercial real estate	(215)	31.30%	17,982	30.04%
Construction	—	—	—	—
Commercial	159	(23.14)%	19,007	31.75%
Home equity and improvement	(167)	24.31%	1,807	3.02%
Consumer finance	101	(14.70)%	1,539	2.57%
PCD	(471)	68.56%	12,753	21.30%
Total	$(687)	100.00%	$59,865	100.00%

	For the Quarter Ended
	3rd Qtr 2022	2nd Qtr 2022	1st Qtr 2022	4th Qtr 2021	3rd Qtr 2021
			(In Thousands)
Allowance at beginning of period	$67,074	$67,195	$66,468	$73,217	$71,367
Provision (benefit) for credit losses	3,706	5,151	626	2,818	1,594
Charge-offs:
Residential	15	832	140	83	27
Commercial real estate	206	137	7	3,087	84
Construction	—	16	—	—	—
Commercial	29	5,303	10	6,513	372
Home equity and improvement	47	216	20	13	47
Consumer finance	185	136	102	249	85
PCD	—	63	10	2	3
Total charge-offs	482	6,703	289	9,947	618
Recoveries	328	1,431	390	380	874
Net charge-offs (recoveries)	154	5,272	(101)	9,567	(256)
Ending allowance	$70,626	$67,074	$67,195	$66,468	$73,217

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	September 30, 2022		June 30, 2022		March 31, 2022		December 31, 2021		September 30, 2021
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$16,311	21.4%	$14,113	21.0%	$11,640	20.7%	$12,029	20.2%	$13,749	19.7%
Commercial real estate	32,712	38.6%	34,952	40.4%	34,201	42.3%	32,399	42.5%	34,092	41.6%
Construction	3,286	17.9%	2,999	16.7%	2,613	15.0%	3,004	15.0%	3,621	15.4%
Commercial	12,282	15.1%	9,762	15.1%	13,821	15.4%	13,410	15.5%	15,428	16.6%
Home equity and improvement	4,210	3.9%	4,003	4.1%	3,919	4.4%	4,221	4.6%	4,688	4.6%
Consumer finance	1,825	3.1%	1,245	2.7%	1,001	2.2%	1,405	2.2%	1,639	2.2%
	$70,626	100.0%	$67,074	100.0%	$67,195	100.0%	$66,468	100.0%	$73,217	100.0%

Key Asset Quality Ratio Trends

	3rd Qtr 2022	2nd Qtr 2022	1st Qtr 2022	4th Qtr 2021	3rd Qtr 2021
Allowance for credit losses / loans*	1.14%	1.14%	1.25%	1.26%	1.39%
Allowance for credit losses / loans excluding PPP loans	1.14%	1.14%	1.25%	1.27%	1.43%
Allowance for credit losses / non-performing assets	210.49%	190.57%	141.31%	137.94%	121.77%
Allowance for credit losses / non-performing loans	213.13%	193.10%	142.07%	138.43%	122.30%
Non-performing assets / loans plus OREO*	0.54%	0.60%	0.88%	0.91%	1.14%
Non-performing assets / total assets	0.41%	0.44%	0.63%	0.64%	0.81%
Net charge-offs / average loans (annualized)	0.01%	0.37%	(0.01)%	0.71%	(0.02)%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income increased $1.7 million in the third quarter of 2022 to $16.7 million from $18.4 million for the same period in 2021.

Service Fees. Service fees and other charges increased by $478,000 from $6.1 million for the three months ended September 30, 2021, to $6.5 million for the same period in 2022. This increase is due primarily to higher ATM and interchange related fees in the third quarter of 2022 compared to the same quarter in 2021.

Mortgage Banking Activity. Mortgage banking income decreased to $4.0 million in the third quarter of 2022 from $6.2 million in the third quarter of 2021. Mortgage banking gains decreased to $3.4 million in the third quarter of 2022 from $5.4 million in the third quarter of 2021. This decrease was primarily due to compressed margins and lower saleable mix. Mortgage loan servicing revenue was $1.9 million in the third quarter of both 2022 and 2021. Amortization of mortgage servicing rights decreased to $1.4 million in the third quarter of 2022 from $1.8 million in the third quarter of 2021. The valuation adjustment in mortgage servicing assets was $96,000 in the third quarter of 2022 compared with an adjustment of $783,000 in the third quarter of 2021. These fluctuations have primarily resulted from changes in the level of interest rates and prepayment speeds.

Gain on Sale of Available-for-Sale Securities. The Company sold available-for-sale securities during the third quarter of 2021 resulting in a gain of $233,000 compared to no activity for the same period in 2022. The Company sold the securities to exit from fast paying MBS and take advantage of favorable pricing.

Gain (loss) on Equity Securities. The Company recognized an unrealized gains on equity securities of $43,000 and $20,000 for the third quarter of 2022 and 2021, respectively. These amounts are attributable to changes in valuations in the equity securities portfolio as a result of market conditions.

Insurance Commissions. Insurance commissions were $3.5 million for the third quarter of 2021 and 2022.

Wealth Management Income. Income from wealth management was $1.4 million for the third quarter of 2022 compared to $1.3 million in the third quarter of 2021.

Bank-Owned Life Insurance ("BOLI"). Income from BOLI increased slightly from $947,000 in the third quarter of 2021 to $983,000 for the same period in 2022.

Other Non-Interest Income. Other non-interest income increased to $320,000 in the third quarter of 2022 from $146,000 in the same period in 2021.

Non-Interest Expense

Non-interest expense increased $2.0 million to $41.1 million for the third quarter of 2022 compared to $39.1 million for the same period in 2021. The increase is mainly attributable to compensation and benefits.

Compensation and Benefits. Compensation and benefits increased to $24.5 million in the third quarter of 2022, compared to $23.4 million in the third quarter of 2021. This is primarily due to higher costs related to higher staffing levels for our growth initiatives.

Occupancy. Occupancy expense decreased to $3.5 million in the third quarter of 2022 compared to $3.7 million in the third quarter of 2021. This decrease was due to the closure of three branches in 2021 and one in 2022.

FDIC Insurance Premium. The premiums on FDIC insurance increased to $976,000 for the three months ended September 30, 2022 compared to $695,000 for the third quarter of 2021 primarily resulting from growth in deposits.

Financial Institutions Tax. The Company’s financial institutions tax decreased slightly to $1.1 million in the third quarter of 2022 compared to $1.2 million in the third quarter of 2021.

Data Processing. Data processing costs declined slightly at $3.1 million in the third quarter of 2022, a decrease of $266,000 from $3.4 million in the third quarter of 2021.

Amortization of Intangibles. Expense from the amortization of intangibles decreased to $1.3 million in the third quarter of 2022 from $1.5 million in the third quarter of 2021. The decrease is primarily related to the amortization of core deposit intangibles over the past year.

Other Non-Interest Expenses. Other non-interest expenses increased $1.4 million to $6.6 million for the three months ended September 30, 2022, compared to $5.2 million for the same quarter in 2021.

Nine Months Ended September 30, 2022 and 2021

On a consolidated basis, the Company’s net income for the nine months ended September 30, 2022 was $76.9 million compared to income of $100.7 million for the same period in 2021. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2022 were both $2.15, compared to basic and diluted earnings per common share of $2.70 for the same period in 2021.

Net Interest Income

Net interest income was $180.3 million for the first nine months of 2022 compared to $170.2 million in the first nine months of 2021. Average interest-earning assets increased to $7.1 billion in the first nine months of 2022 compared to $6.7 billion in the first nine months of 2021. This increase was primarily due to organic loan growth and an increase in average securities.

For the nine months ended September 30, 2022, total interest income was $197.0 million compared to $183.1 million for the same period in 2021. Interest expense increased by $3.8 million to $16.7 million for the nine months ended September 30, 2022, compared to $12.9 million for the same period in 2021.

Net interest margin for the first nine months of 2022 was 3.40%, up 1 basis point from the 3.39% margin reported for the nine months ended September 30, 2021. The increase in net interest margin was primarily due to loan growth.

Provision for Credit Losses

The provision for credit losses on loans and unfunded commitments was $11.5 million for the nine months ended September 30, 2022, compared to a recovery of $9.1 million for the nine months ended September 30, 2021. Charge-offs for the first nine months of 2022 were $7.5 million and recoveries of previously charged off loans totaled $2.1 million for net charge-offs of $5.3 million. By comparison, $1.4 million of charge-offs were recorded in the same period of 2021 and $2.1 million of recoveries were realized for net recoveries of $689,000. The current year provision expense is primarily due to loan growth, whereas the prior year recovery was primarily due to the improving economic environment following the COVID-19 pandemic-induced economic recession and reserve increase in 2020.

Non-Interest Income

Total non-interest income decreased $13.8 million to $47.9 million for the nine months ended September 30, 2022, from $61.7 million recognized for the same period in 2021.

Service Fees. Service fees and other charges were $19.2 million for the first nine months of 2022, an increase of $1.4 million from the same period in 2021.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $8.7 million to $10.2 million for the nine months ended September 30, 2022, down from $18.9 million for the same period in 2021, which was primarily attributable to compressed margins and lower saleable mix. Mortgage banking gains decreased $6.7 million to $7.1 million for the first nine months of 2022 from $13.7 million for the same period in 2021. Mortgage loan servicing revenue decreased slightly to $5.6 million in the first nine months of 2022 from $5.7 million for the first nine months of 2021. The amortization of mortgage servicing rights decreased from an expense of $6.1 million for the first nine months of 2021 to an expense of $4.1 million for the first nine months of 2022. The Company recorded a positive valuation adjustment of $1.6 million in the first nine months of 2022 compared to a positive adjustment of $5.7 million in the first nine months of 2021.

Insurance Commission Income. Income from the sale of insurance and investment products was $12.0 million in the first nine months 2022 compared to $12.4 for the same period in 2021.

Wealth Management Income. Income in this category was $4.2 million in the first nine months of 2022, compared to $4.6 million in the first nine months of 2021.

Income from Bank Owned Life Insurance. Income from BOLI was $3.0 million in the first nine months of each of 2022 and 2021. In 2021, the Company received $334,000 in claim gains in the first nine months of 2021. No claim gains have been received in 2022.

Other Non-Interest Income. Other non-interest income for the first nine months of 2022 was $1.1 million compared to $2.0 million in the first nine months of 2021. This change is primarily attributable to a $1.3 million non-recurring settlement payment in the second quarter of 2021.

Non-Interest Expense

Non-interest expense was $121.5 million for the first nine months of 2022, up from $115.8 million for the same period in 2021.

Compensation and Benefits. Compensation and benefits increased to $72.4 million for the nine months ended September 30, 2022, compared to $66.4 million for the same period in 2021 primarily due to costs related to higher staffing levels to meet the Company's growth initiatives.

Occupancy. Occupancy expense decreased by $985,000 to $10.7 million for the nine months ended September 30, 2022, compared to the same period in 2021. This can be primarily attributed to the closure of three branches in 2021 and one branch in 2022.

Data Processing. Data processing costs were $9.9 million in the first nine months of 2022, a decline of $204,000 from $10.1 million in same period for 2021.

Amortization of Intangibles. Intangible amortization decreased by $569,000 to $4.2 million in the nine months ended September 30, 2022, compared to $4.7 million for the same period in 2021.

Other Non-Interest Expenses. Other non-interest expenses increased $1.4 million to $18.7 million for the first nine months of 2022 from $17.3 million for the same period in 2021.

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

At September 30, 2022, the Bank had $1.5 billion of on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity.

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

The Company met each of the well-capitalized ratio guidelines at September 30, 2022. The following table indicates the capital ratios for the Company (consolidated) and the Bank at September 30, 2022, and December 31, 2021 (in thousands):

	September 30, 2022
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$713,352	9.66%	$332,364	4.5%	N/A	N/A
Premier Bank	$749,803	10.20%	$330,770	4.5%	$477,779	6.5%
Tier 1 Capital
Consolidated	$748,352	9.34%	$320,645	4.0%	N/A	N/A
Premier Bank	$749,803	9.39%	$319,434	4.0%	$399,293	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$748,352	10.13%	$443,153	6.0%	N/A	N/A
Premier Bank	$749,803	10.20%	$441,027	6.0%	$588,036	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$874,882	11.85%	$590,870	8.0%	N/A	N/A
Premier Bank	$826,333	11.24%	$588,036	8.0%	$735,045	10.0%
(1)
Excludes capital conservation buffer of 2.50%

	December 31, 2021
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$689,930	10.92%	$284,394	4.5%	N/A	N/A
Premier Bank	$725,600	11.53%	$283,265	4.5%	$409,160	6.5%

Tier 1 Capital
Consolidated	$724,930	10.10%	$287,138	4.0%	N/A	N/A
Premier Bank	$725,600	10.16%	$285,664	4.0%	$357,080	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$724,930	11.47%	$379,192	6.0%	N/A	N/A
Premier Bank	$725,600	11.53%	$377,686	6.0%	$503,582	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$844,389	13.36%	$505,589	8.0%	N/A	N/A
Premier Bank	$795,059	12.63%	$503,582	8.0%	$629,477	10.0%
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

The table below presents, for the twelve months subsequent to September 30, 2022 and December 31, 2021, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of September 30, 2022, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2022, decreased in the rising rate environment and in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2021.

	Impact on Future Annual Net Interest Income
	September 30, 2022	December 31, 2021
Immediate Change in Interest Rates
+ 400	7.45%	19.16%
+ 300	5.62%	14.52%
+ 200	3.89%	9.66%
+ 100	1.97%	4.82%
- 100	(0.45)%	(3.21)%
- 200	(2.85)%	—
- 300	(6.42)%	—

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may increase from the base case scenario should the yield curve flatten, become inverted or steepen.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -300 basis points to +400 basis points. The results of this analysis are reflected in the following tables for the quarter ended September 30, 2022, and the year ended December 31, 2021.

	September 30, 2022	December 31, 2021
Change in Rates	Economic Value of Equity % Change	Economic Value of Equity % Change

+400 bp	0.31%	7.01%
+ 300 bp	0.43%	6.61%
+ 200 bp	0.77%	5.39%
+ 100 bp	0.44%	3.10%
0 bp	—	—
- 100 bp	(1.15)%	(6.83)%
- 200 bp	(3.51)%	—
- 300 bp	(1.39)%	—

Item 4. Controls and Procedures

An evaluation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended September 30, 2022:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, June 30, 2022				1,200,130
July 1 - July 31, 2022	333	$26.79	—	1,200,130
August 1 - August 31, 2022	3,816	28.89	—	1,200,130
September 1 - September 30, 2022	166	26.62	—	1,200,130
Total	4,315	$28.64	—	1,200,130
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
(2)
Of this amount, no shares were obtained in fulfillment of tax obligations from vesting of restricted stock compensation and 4,315 shares were obtained as a result of the forfeiture of stock compensation and were not part of the publicly announced repurchase program.

Premier discovered that it issued approximately 77,847 more shares of the Company’s common stock in connection with its employee share purchase plan (“ESPP”) than were registered on July 2, 2014 on the previously filed Registration Statement on Form S-8 (File No. 333-197203), as amended on July 17, 2018, relating to the ESPP. Because the Company sponsors the ESPP, it is required to register shares issued through the ESPP even though all ESPP shares are purchased by Broadridge Corporate Issuer Solutions, Inc., the plan administrator, in the open market. The Company expects to file a new registration statement on Form S-8 to register future shares issued through the ESPP on or about November 7, 2022.

The Company has always treated the shares issued through the ESPP as outstanding for financial reporting purposes. The Company believes that it has always provided the employee-participants in the ESPP with the same information they would have received had the additional shares been registered. Original purchasers of the unregistered ESPP shares may have rescission rights with respect to such shares under applicable federal securities laws for up to one year following the date of acquisition of the shares. These rescission rights represent a potential liability to the Company. In addition, the Company may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these transactions.

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

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at September 30, 2022 and December 31, 2021; (ii) Unaudited Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: November 7, 2022	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)