Form 10-K
period 2022-12-31
PREMIER FINANCIAL CORP
filed 2023-03-01
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of June 30, 2022, was approximately $882.8 million.

As of February 22, 2023, there were issued and outstanding 35,606,641 shares of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of the registrant’s shareholders.

Auditor Firm Id:	173	Auditor Name:	Crowe, LLP	Auditor Location:	Cleveland, OH USA

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

The Company’s core business operations are conducted through its subsidiaries:

Premier Bank: The Bank is an Ohio state-chartered bank headquartered in Youngstown, Ohio. The Bank conducts operations through 74 full-service banking center offices, 12 loan offices and two wealth offices located in Ohio, Michigan, Indiana, Pennsylvania and West Virginia.

The Bank is primarily engaged in community banking. It attracts deposits from the general public through its offices and website, and uses those and other available sources of funds to originate residential real estate loans, commercial real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, the Bank invests in U.S. Treasury and federal government agency obligations, obligations of states and political subdivisions, mortgage-backed securities that are issued by federal agencies, including real estate mortgage investment conduits (“REMICs”) and residential collateralized mortgage obligations (“CMOs”), and corporate bonds. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Securities

During 2022, Premier’s securities portfolio was managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and Treasurer can each approve transactions up to $3.0 million. Two of the four officers are required to approve transactions between $3.0 million and $30.0 million. All transactions in excess of $30.0 million must be approved by the Bank’s Asset Liability Committee (“ALCO”).

Premier’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.” In addition, Premier held equity securities totaling $7.8 million at December 31, 2022, which must be marked to market through the income statement. Securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet the Company’s liquidity needs.

The carrying value of securities at December 31, 2022, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Yield %	Years	Yield %	Years	Yield %	Years	Yield %	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$—	—	$—	—	$31,282	2.25%	$169,266	1.87%	$200,548	1.93%
CMOs - residential	74	1.82	—	0.00%	26,179	1.96%	273,478	1.70%	299,731	1.77%
U.S. government and federal agency obligations	—	0.00%	27,326	1.54%	113,196	1.60%	32,616	1.99%	173,138	1.66%
Asset-backed securities	—	—	3,021	4.94%	7,147	4.71%	190,145	4.93%	200,313	4.92%
Obligations of states and political subdivisions	1,553	3.54%	11,864	2.27%	56,159	2.40%	205,278	2.20%	274,854	2.25%
Corporate bonds			5,000	2.29%	66,543	3.80%	—	—	71,543	3.69%
Total	$1,627		$47,211		$300,506		$870,783		$1,220,127
Unrealized loss on securities available for sale									(180,046)
Total									$1,040,081

The carrying value of investment securities is as follows:

	December 31
	2022	2021	2020
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$144,107	$174,710	$40,940
Obligations of states and political subdivisions	221,594	273,202	237,518
CMOs and mortgage-backed securities	417,394	466,919	383,481
Asset-backed securities	192,504	220,536	30,546
Corporate bonds	64,482	70,893	44,169
Total	$1,040,081	$1,206,260	$736,654

For additional information regarding Premier’s investment portfolio, refer to Note 4 – Investment Securities in the Consolidated Financial Statements.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2022, the Company serviced loans totaling $3.0 billion in principal. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to, and then services for, Freddie Mac, Fannie Mae and the FHLB.

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

Lending Activities

General – Financial institutions are limited in the amount of loans they may make to one borrower. At December 31, 2022, the Bank’s limit on loans-to-one borrower was $128.2 million.

Loan Portfolio Composition – The net increase in net loans receivable over the prior year was $1.2 billion for 2022 and a net decrease of $195.1 million for 2021. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in northwest, northeast and central Ohio, northeast Indiana, Morgantown, West Virginia, western Pennsylvania and southeast Michigan market areas. Management has identified lending for income-generating rental properties within commercial real estate as an industry concentration. Total loans for income-generating rental property totaled $2.4 billion at December 31, 2022, which represents 33.4% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2022		2021		2020		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Residential real estate	$1,535,574	21.6%	$1,167,466	20.2%	$1,201,051	20.5%	$324,773	11.3%	$322,686	12.1%
Commercial real estate	2,762,311	38.8%	2,450,349	42.5%	2,383,001	40.8%	1,506,026	52.4%	1,404,810	52.7%
Construction	1,278,255	17.9%	862,815	15.0%	667,649	11.4%	305,305	10.6%	265,772	10.0%
Total real estate loans	5,576,140	78.3%	4,480,630	77.7%	4,251,701	72.7%	2,136,104	74.3%	1,993,268	74.8%
Other:
Commercial	1,055,180	14.8%	895,638	15.5%	1,202,353	20.6%	578,071	11.6%	509,577	18.1%
Home equity and improvement	277,613	3.9%	264,354	4.6%	272,701	4.7%	122,864	2.5%	128,152	4.6%
Consumer finance	213,405	3.0%	126,417	2.2%	120,729	2.1%	37,649	0.8%	34,405	1.2%
	1,546,198	21.7%	1,286,409	22.3%	1,595,783	27.3%	738,584	14.8%	672,134	23.9%
Total loans	7,122,338	100.0%	5,767,039	100.0%	5,847,484	100.0%	2,874,688	89.1%	2,665,402	98.7%
Less:
Undisbursed loan funds	672,775		477,890		355,065		94,865		123,293
Net deferred loan origination fees	(11,057)		(7,019)		1,179		2,259		2,070
Allowance for credit losses	72,816		66,468		82,079		31,243		28,331
Net loans	$6,387,804		$5,229,700		$5,409,161		$2,746,321		$2,511,708

In addition to the loans reported above, Premier had $115.3 million, $162.9 million, $221.6 million, $18.0 million, and $6.6 million in loans classified as held for sale at December 31, 2022, 2021, 2020, 2019 and 2018, respectively. The fair value of such loans, which consist of single-family residential mortgage and other commercial real estate loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth the dollar amount of gross loans due more than one year from December 31, 2022, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)
Real estate	$2,545,450	$1,805,543	$4,350,993
Commercial	398,758	207,838	606,596
Other	201,509	1,623	203,132
	$3,145,717	$2,015,004	$5,160,721

The following table shows the maturity distribution of loans outstanding as of December 31, 2022.

	Within	After one, but within	After five, but within	After
	one year	five years	fifteen years	fifteen years	Total (1)
	(In Thousands)
Real estate	$844,126	$1,937,663	$1,092,502	$1,320,827	$5,195,118
Commercial	444,604	437,592	169,004	—	1,051,200
Other	11,169	66,650	136,483	—	214,302
	$1,299,899	$2,441,905	$1,397,989	$1,320,827	$6,460,620

(1) Total loans are net undisbursed loan funds and deferred fees and costs

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

The following table shows total loans originated, loan reductions, and the net increase in the Company’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2022	2021	2020
	(In Thousands)
Loan originations:
Residential real estate	$729,083	$947,089	$1,123,587
Commercial real estate	476,635	539,680	488,898
Construction	919,829	754,757	461,283
Commercial	597,331	626,358	581,858
Home equity and improvement	144,731	156,805	86,740
Consumer finance	161,104	71,937	36,363
Total loans originated	3,028,713	3,096,626	2,778,729
Loans acquired in acquisitions	—	—	2,340,701
Loans purchased	—	—	—
Loan payoffs, sales and repayments	(1,721,110)	(3,235,740)	(1,943,026)
Net increase (decrease) in total loans and loans held for sale	$1,307,603	$(139,114)	$3,176,404

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2022, in dollar amount and as a percentage of Premier’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Residential real estate	$279	0.00%	$6,350	0.10%	$6,203	0.10%	$12,832	0.20%
Commercial real estate	327	0.01%	878	0.01%	11,477	0.18%	12,682	0.20%
Construction	298	0.00%	139	0.00%	—	0.00%	437	0.01%
Commercial	413	0.01%	128	0.00%	4,635	0.07%	5,176	0.08%
Home equity and improvement	4,342	0.07%	489	0.01%	1,190	0.02%	6,021	0.09%
Consumer finance	2,763	0.04%	1,397	0.02%	2,227	0.03%	6,387	0.10%
Purchase credit deteriorated ("PCD")	603	0.01%	495	0.01%	2,651	0.04%	3,749	0.06%
Total Loans	$9,025	0.14%	$9,876	0.15%	$28,383	0.44%	$47,284	0.73%

Overall, the level of delinquencies at December 31, 2022, decreased from the levels at December 31, 2021, when Premier reported that 0.74% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 0.44% at December 31, 2022, down from 0.48% at December 31, 2021. The level of total loans 60-89 days delinquent decreased to 0.15% at December 31, 2022, down from 0.20% at December 31, 2021. The level of loans that were 30 to 59 days past due increased to 0.14% at December 31, 2022, up from 0.07% at December 31, 2021. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for credit losses. Management believes the improving trends in the economy contributed to the decrease seen in 2022.

Non-performing Assets – All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collectability of additional interest is not expected. Generally, Premier places all loans 90 days or more past due on non-accrual status. Premier also places loans on non-accrual status when the loan is paying as agreed but the Company believes the financial condition of the borrower is such that this classification is warranted. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are generally applied to the outstanding principal balance but may be recorded as interest income, depending on the assessment of the ultimate collectability of the loan. Premier considers a loan individually evaluated when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Premier measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the individually evaluated loan is less than the recorded investment, Premier will recognize impairment by allocating a portion of the allowance for credit losses on cash flow dependent loans and by charging off the deficiency on collateral dependent loans. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. Premier also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. The balance of real estate owned at December 31, 2022, was $619,000. During 2022, there was $8,600 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition. The balance of real estate owned at December 31, 2021 was $171,000. During 2021, there was $81,000 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition.

As of December 31, 2022, Premier’s total non-performing loans amounted to $33.8 million or 0.52% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $48.0 million or 0.91% of total loans, at December 31, 2021. Non-performing loans are loans which are 90 days or more past due or on non-accrual.

The following table sets forth the amounts and categories of Premier’s non-performing assets (excluding individually evaluated loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Non-performing loans:
Residential real estate	$7,724	$9,034	$10,178	$2,411	$3,640
Commercial real estate	13,396	14,621	11,980	7,609	10,357
Construction	—	—	806	—	—
Commercial	4,862	11,531	1,365	2,961	4,500
Home equity and improvement	1,637	2,051	1,537	449	393
Consumer finance	2,401	1,873	1,624	7	126
Purchase Credit Deteriorated ("PCD")	3,802	8,904	24,192	—	—
Total non-performing loans	33,822	48,014	51,682	13,437	19,016
Real estate owned	619	171	343	100	1,205
Total repossessed assets	619	171	343	100	1,205
Total non-performing assets	$34,441	$48,185	$52,025	$13,537	$20,221
Restructured loans, accruing	$6,587	$7,768	$8,486	$11,573	$13,770
Total non-performing assets as a percentage of total assets	0.41%	0.64%	0.72%	0.39%	0.64%
Total non-performing loans as a percentage of total loans*	0.52%	0.91%	0.96%	0.49%	0.75%
Total non-performing assets as a percentage of total loans plus other real estate owned*	0.53%	0.91%	0.96%	0.49%	0.80%
Allowance for credit losses as a percent of total non-performing assets	211.42%	137.94%	157.77%	230.80%	140.11%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Allowance for credit losses – Premier maintains an allowance for credit losses to absorb current expected losses in the loan portfolio. The allowance for credit loss is made up of two components. The first is a general reserve, which is used to record credit loss reserves for groups of homogenous loans in which the Company estimates the current expected credit losses in the portfolio based on quantitative and qualitative factors. Premier adopted the current expected credit losses (“CECL”) accounting standard in 2020. As a result, 2022, 2021 and 2020 credit loss and provision are not comparable to years prior to 2020 allowance for loan loss data.

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

At December 31, 2022, Premier’s allowance for credit losses totaled $72.8 million compared to $66.5 million at December 31, 2021. The following table sets forth the activity in Premier’s allowance for credit losses during the periods indicated.

	Years Ended December 31
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Allowance at beginning of year	$66,468	$82,079	$31,243	$28,331	$26,683
Impact of ASC 326 Adoption	—	—	2,354	—	—
Acquisition related allowance for credit loss (PCD)	—	—	7,698	—	—
Provision (benefit) for credit losses	12,503	(6,733)	43,154	2,905	1,176
Charge-offs:
Residential real estate	(1,025)	(110)	(302)	(515)	(261)
Commercial real estate	(443)	(3,776)	(65)	(148)	(1,387)
Construction	(16)	—	(1)	—	—
Commercial	(5,341)	(6,958)	(687)	(528)	(724)
Home equity and improvement	(303)	(63)	(164)	(245)	(269)
Consumer finance	(963)	(476)	(279)	(289)	(233)
PCD	(440)	(2)	(4,854)	—	—
Total charge-offs	(8,531)	(11,385)	(6,352)	(1,725)	(2,874)
Recoveries	2,376	2,507	3,982	1,732	3,346
Net (charge-offs) recoveries	(6,155)	(8,878)	(2,370)	7	472
Ending allowance	$72,816	$66,468	$82,079	$31,243	$28,331
Allowance for credit losses to total non-performing loans at end of year	215.29%	138.43%	158.82%	232.51%	148.99%
Allowance for credit losses to total loans at end of year*	1.13%	1.26%	1.49%	1.12%	1.12%
Net charge-offs (recoveries) for the year to average loans	0.10%	0.16%	0.05%	—	(0.02)%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses increased in 2022 due to the growth in loan balances. Refer to Notes 2 and 6 to the Consolidated Financial Statements for additional information. Management feels that the level of the allowance for credit losses at December 31, 2022, is sufficient to cover losses that may be incurred over the lifetime of loans in the portfolio.

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition” above.

	December 31
	2022		2021		2020		2019		2018
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential real estate	$16,711	21.6%	$12,029	20.2%	$17,534	20.5%	$2,867	11.3%	$2,881	12.1%
Commercial real estate	34,218	38.8%	32,399	42.5%	43,417	40.8%	16,302	52.4%	15,142	52.7%
Construction	4,025	17.9%	3,004	15.0%	2,741	11.4%	996	10.6%	682	10.0%
Commercial loans	11,769	14.8%	13,410	15.5%	11,665	20.6%	9,003	20.1%	7,281	19.1%
Home equity and improvement loans	4,044	3.9%	4,221	4.6%	4,739	4.7%	1,700	4.3%	2,026	4.8%
Consumer loans	2,049	3.0%	1,405	2.2%	1,983	2.1%	375	1.3%	319	1.3%
	$72,816	100.0%	$66,468	100.0%	$82,079	100.0%	$31,243	100.0%	$28,331	100.0%

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

To supplement its funding needs, Premier also has the ability to utilize the national market for certificates of deposit. Premier has used these deposits in the past and could in the future if necessary. Premier had no national market certificates of deposit as of December 31, 2022 or 2021.

Deposits are backed by the federal government for at least $250,000 per depositor. At December 31, 2022 and 2021 the Bank had approximate $2.5 billion and $1.9 billion, respectively, in uninsured deposits.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$1,791,712	—	$1,676,006	—	$1,311,478	—
Interest-bearing demand deposits	3,097,317	0.55%	2,872,755	0.20%	2,240,753	0.49%
Savings deposits	822,813	0.02%	770,770	0.02%	626,413	0.03%
Time deposits	787,896	0.86%	968,000	0.79%	1,183,793	1.36%
Brokered deposits	33,802	3.08%	—	—	—	—
Totals	$6,533,539	0.37%	$6,287,531	0.21%	$5,362,437	0.66%

The following table sets forth the maturities of Premier’s retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2022 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2023	$76,602
June 30, 2023	45,295
September 30, 2023	34,948
December 31, 2023	39,628
After December 31, 2023	68,268
Total retail certificates of deposit with balances $250,000 or greater	$264,741

For additional information regarding Premier’s deposits see Note 10 to the Consolidated Financial Statements.

Borrowings – The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Premier is authorized to apply for advances, provided certain standards of creditworthiness have been met. At December 31, 2022, Premier could borrow up to $2.0 billion. The Bank had $428.0 million in advances outstanding at December 31, 2022 and no outstanding advances at December 31, 2021. For additional information regarding Premier’s FHLB advances and other debt, see Notes 11 and 13 to the Consolidated Financial Statements.

Subordinated Debentures – For additional information regarding the Company’s subordinated debentures see Note 12 to the Consolidated Financial Statements.

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

Human Capital

Premier had 1,206 employees at December 31, 2022 (comprised of 92.2% full-time employees and 7.8% part-time employees). None of these employees are represented by a collective bargaining agent, and Premier believes that it maintains good relationships with its personnel. Premier’s talent acquisition processes are designed to attract top talent in the financial services industry and foster an inclusive, respectful and rewarding workplace. All employees receive training on the Company’s Mission, Vision and Core Values. The Company is committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences and continues to explore additional diversity, equity, and inclusion efforts. The Company offers a comprehensive compensation and benefits package to employees designed to attract, retain, motivate, and reward employees. The Company provides health benefits, including medical, dental and vision benefits, short- and long-term disability, and life insurance.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital of at least 8.0% and a leverage ratio of at least 5.0%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2022, the Bank met the capital ratio requirements to be deemed "well-capitalized" according to the guidelines described above. See Note 16 of the Notes to the Consolidated Financial Statements for additional information.

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

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including the Bank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule, effective on October 1, 2020, that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. Premier did not utilize the CBLR in assessing capital adequacy.

Dividends – There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions. The Bank paid $58.0 million in net dividends to Premier in 2022 and $35.0 million in 2021. First Insurance paid $2.0 million in dividends to Premier in 2022 and 2021. Premier Risk Management paid $1.6 million in dividends to Premier in 2022 and $1.8 million in dividends in 2021. PFC Capital received $3.0 million in cash infusion in 2022 and paid $7.5 million in dividends in 2021.

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

The Federal Deposit Insurance Act, as amended (“FDIA”) requires the FDIC's Board of Directors to set a target or Designated Reserve Ratio (“DRR”) for the DIF annually. The DRR is the total of the DIF divided by the total estimated insured deposits of the industry. Under the long-range plan, the FDIC set the DRR at 2.0% and set a schedule of assessment rates that would progressively decrease when the DRR reached 2.0% and 2.5%. The FDIC views the 2.0% DRR as a long-term goal and the minimum level needed to withstand future crises of the magnitude of past crises. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DRR to decline below the statutory minimum of 1.35% as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a restoration plan to restore the DRR to at least 1.35% by 2028, absent extraordinary circumstances, as required by the FDIA. The restoration plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and DRR at least semiannually. In the semiannual update for the restoration plan in June 2022, the FDIC projected that the DRR was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the DRR. Based on this update, the FDIC Board approved an amended restoration plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January, 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028.

Consumer Protection Laws and Regulations – Banks are subject to periodic examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws and has commenced related enforcement actions. The following are just a few of the consumer protection laws applicable to the Bank:

•
Community Reinvestment Act of 1977 ("CRA"): imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods.
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

In November 2021, the OCC, the Federal Reserve and the FDIC issued a final rule that became effective in May 2022 requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

Furthermore, once final rules are adopted, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require certain covered entities to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after it reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours, if a ransom payment is made as a result of a ransomware attack.

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

Executive and Incentive Compensation – Public companies will be required, once stock exchanges adopt additional listing requirements under the Dodd-Frank Act and rules adopted by the SEC in October 2022, to adopt and implement "clawback" procedures policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards.

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

COVID-19 has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The extent to which COVID-19 will continue to impact Premier’s business, results of operations, and financial condition, as well as Premier’s regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

As of December 31, 2022, we hold and service Paycheck Protection Program ("PPP") loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the Small Business Administration ("SBA") and other government agencies. While a large number of our PPP borrowers have applied for and received full or partial forgiveness of their loan obligations, we still have credit risk on the remaining PPP loans in the event the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced such PPP loans, including any issue with the eligibility of a borrower to receive funding. We could face additional risks in our administrative capabilities to service our PPP loans and to properly determine loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

Premier’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2022, the Bank’s portfolio of commercial real estate loans totaled $2.8 billion, or approximately 38.8% of total loans. The Bank’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose Premier to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender, including sustained inflation and rising interest rates, could negatively impact the future cash flows and market values of the affected properties.

At December 31, 2022, the Bank’s portfolio of commercial loans totaled $1.1 billion, or approximately 14.8% of total loans. Commercial loans generally expose Premier to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. The Bank’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

Premier’s earnings and cash flows are largely dependent upon its net interest income, which is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Premier’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest Premier receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect Premier’s ability to originate loans and obtain deposits, the fair value of Premier’s financial assets and liabilities, and the average duration of certain assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Premier’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk, especially in light of the current economic landscape, since they represent beneficial interests in structured investments collateralized by residential mortgages. All investment securities are subject to changes in market value due to changing interest rates and implied credit spreads. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on Premier’s results of operations and financial condition.

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

LIBOR was used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivative financial instruments. LIBOR is set based on interest rate information reported by certain banks, which are set to stop reporting such information after June 30, 2023. In the U.S., the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference interest rates. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate.

These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.

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

Climate change or other adverse external events could significantly impact the Company’s business.

Banking regulators and other supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon‐intensive environment, we face regulatory risk of increasing focus on our resilience to climate‐related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2022, the Bank conducted its business from its main office at 275 West Federal St., Youngstown, Ohio, and 74 other full-service banking centers and 12 loan offices in Ohio, Indiana, Michigan, Pennsylvania and West Virginia. First Insurance conducted its business from ten offices in Ohio. Premier maintained its headquarters at 601 Clinton St., Defiance, Ohio. A portion of our back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are located in an operations center located at 25600 Elliott Rd., Defiance, Ohio. See Note 8 to the Consolidated Financial Statements for additional information. The Company owns both headquarters, as well as the Defiance operations center.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The Nasdaq Global Select Market under the symbol “PFC.” As of February 22, 2023, the Company had approximately 6,773 shareholders of record.

The line graph below compares the yearly percentage change in cumulative total shareholder return on Premier common shares and the cumulative total return of the Nasdaq Composite Index, the SNL Nasdaq Bank Index and the SNL Midwest Bank Index. An investment of $100 on December 31, 2017, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Regulation section in Item 1 above. For further information, see Note 16 to the Consolidated Financial Statements which is incorporated herein by reference.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Premier Financial Corp.	100.00	96.43	127.31	97.25	135.26	123.06
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
KBW Nasdaq Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
S&P U.S. BMI Banks - Midwest Region Index	100.00	85.39	111.10	95.52	126.19	108.91

The following table provides information regarding Premier’s purchases of its common shares during the fourth quarter period ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2022	—	$—	—	1,200,130
November 1 – November 30, 2022	65	29.75	65	1,200,065
December 1 – December 31, 2022	41	27.55	41	1,200,024
Total	106	$28.89	106	1,200,024

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

Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the years ended December 31, 2022 and 2021.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Years Ended
(In Thousands)	December 31, 2022	December 31, 2021
Net interest income (GAAP)	$242,921	$227,369
Add: FTE adjustment	814	1,013
Net interest income on a FTE basis (1)	$243,735	$228,382
Noninterest income – less securities gains/(losses) (2)	$62,710	$75,785
Noninterest expense (3)	164,511	157,955
Average interest-earning assets (4)	7,237,621	6,732,178
Ratios:
Net interest margin (1) / (4)	3.37%	3.39%
Efficiency ratio (3) / (1) + (2)	53.68%	51.93%

Non-GAAP Financial Measures – Tangible Book Value

	Years Ended
(In Thousands, except per share data)	December 31, 2022	December 31, 2021
Total Shareholders’ Equity (GAAP)	$887,721	$1,023,496
Less: Goodwill	(317,988)	(317,948)
Intangible assets	(19,074)	(24,129)
Tangible common equity (1)	$550,659	$681,419
Common shares outstanding (2)	35,591	36,384
Tangible book value per share (1) / (2)	$15.47	$18.73

Financial Condition

Assets at December 31, 2022 totaled $8.46 billion compared to $7.48 billion at December 31, 2021, an increase of $0.97 billion or 13.0%. The increase in assets was primarily due to an increase in loans offset by a decrease in securities. The net increase was primarily the result of an increase in total deposits of $624.7 million and FHLB advances of $428.0 million.

Securities

The securities portfolio decreased $172.4 million, or 14.1%, to $1.0 billion at December 31, 2022. This decrease, along with an increase in deposits of $624.7 million, was used to fund an increase in gross loans including held for sale of $1.1 billion. For additional information regarding Premier’s investment securities see Note 4 to the Consolidated Financial Statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $1.2 billion, or 18.0%, to $6.5 billion at December 31, 2022. The increase was mainly due to an increase in volume of loans. For more details on the loan balances, see Note 6 – Loans to the Consolidated Financial Statements.

The majority of Premier’s commercial real estate and commercial loans are to small- and mid-sized businesses. The combined commercial and commercial real estate loan portfolios, including PPP, totaled $3.82 billion and $3.35 billion at December 31, 2022 and 2021, respectively, and accounted for approximately 59.1% and 63.3% of Premier’s loan portfolio at the end of those respective periods. Premier believes it has been able to establish itself as a leader in its market area in commercial and commercial real estate lending by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $1.54 billion at December 31, 2022, compared with $1.17 billion at the end of 2021, with the increase due to an increase in volume of new originations. At the end of 2022, such loans comprised 21.6% of the total loan portfolio, down from 22.1% at December 31, 2021.

Construction loans, which include one-to-four residential family and commercial real estate properties, increased to $605.5 million at December 31, 2022, compared to $384.9 million at December 31, 2021. These loans accounted for approximately 9.4% and 7.3% of the total loan portfolio at December 31, 2022 and 2021, respectively.

Home equity and home improvement loans increased to $277.6 million at December 31, 2022, from $264.4 million at the end of 2021. At the end of 2022, those loans comprised 3.9% of the total loan portfolio, consistent with 5.0% at December 31, 2021.

Consumer finance loans were $213.4 million at December 31, 2022 up from $126.4 million at the end of 2021. These loans accounted for approximately 3.0% and 2.4% of the total loan portfolio at December 31, 2022 and 2021, respectively.

In order to properly assess the loans secured by real estate included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans. The Company requires an appraisal that is less than one year old for all new secured real estate loans, and all renewed secured real estate loans where significant new money is extended. The appraisal process is handled by the Bank’s Credit Department, which selects the appraiser and orders the appraisal. Premier’s loan policy prohibits the account officer from talking or communicating with the appraiser to insure that the appraiser is not influenced by the account officer in any way in making a determination of value. The Bank generally does not require updated appraisals for performing loans unless significant new money is requested by the borrower.

When a secured real estate loan is downgraded to classified status, the Bank reviews the most current appraisal on file and, if appropriate, based on the Bank’s assessment of the appraisal, such as age, market, etc. the Bank will discount the appraisal amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by the Bank’s estimation of the selling costs. In most instances, if the appraisal is more than twelve to fifteen months old, a new appraisal may be required. Finally, the Bank assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge-off is necessary.

All loans 90 days or more past due and/or on non-accrual are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90-day delinquency occurs. When a collateral dependent loan moves to non-performing status, the Bank generally gets a new third party appraisal and charges the loan down appropriately based upon the new appraisal and an estimate of costs to liquidate the collateral. All properties that are moved into the Other Real Estate Owned (“OREO”) category are supported by current appraisals, and the OREO is carried at the lower of cost or fair value, which is determined based on appraised value less the Bank’s estimate of the liquidation costs.

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

Loan modifications constitute a troubled debt restructuring (“TDR”) if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. For loans that are considered TDRs and the balance is over $500,000, the Bank either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans individually evaluated utilizing the present value of future cash flows method, any discount is carried as a specific reserve in the allowance for credit losses. For those loans individually evaluated utilizing the fair value of the collateral, any shortfall is charged-off or held as a specific reserve. For loans that are considered TDRs and the balance is under $500,000 a general reserve is carried in the allowance for credit losses based on a general reserve analysis. Loan modifications made as a result of COVID-19 may not be deemed TDR if certain criteria are met based on regulatory guidance. As of December 31, 2022, and December 31, 2021, the Bank had $6.6 million and $7.8 million, respectively, of loans that were still performing and which were classified as TDRs.

Allowance for Credit Losses (“ACL”)

The Company adopted ASU 2016-13, the Current Expected Credit Loss (“CECL”) model on January 1, 2020. Under CECL, a valuation reserve was established in the ACL and maintained through expense in the provision for credit losses. Upon adoption of CECL, the Company made a one-time adjustment, net of taxes, to retained earnings for $1.9 million. The ACL represents management’s assessment of the estimated credit losses the Company will incur over the life of the loan. ACL requires a projection of credit losses over the contract lifetime of the credit adjusted for prepayment tendencies. Management analyzes the adequacy of the ACL regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrowers’ ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The ACL is a material estimate that is susceptible to significant fluctuation and is established through a provision for credit losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. The Company’s goal is to have 45-50% of the portfolio reviewed annually using a risk based approach. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the ACL associated with these types of loans.

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individually analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Administration (“SBA”) or Farm Service Agency (“FSA”) guarantees. The specific reserve portion of the ACL was $2.4 million at December 31, 2022, and $7.1 million at December 31, 2021.

The second component is a general reserve, which is used to record credit loss reserves for loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies. In addition, the future economic environment is incorporated in projections with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast. For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into fifteen different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied for ACL. Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate. Commercial credits are comprised of commercial working capital, agriculture production, and other commercial credits. Construction is split out into construction residential and construction other. Consumer is further segregated in to consumer direct and consumer indirect. The Company utilizes three different methodologies to analyze loan pools.

Discounted cash flows (“DCF”) was selected as the appropriate method for loan segments with longer average lives and regular payment structures. This method is applied to a majority of the Company’s real estate loans and consumer indirect. DCF generates cash flow projections at the instrument level where payment expectations are adjusted for prepayment and curtailment to produce an expected cash flow stream. This expected cash flow stream is compared to the contractual cash flows to establish a valuation account for these loans.

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

The consumer portfolio contains loans with many different payment structures, payment streams and collateral. The remaining life method was deemed most appropriate for the consumer direct loans, while the DCF method was deemed appropriate for the consumer indirect loans as stated above. The weighted average remaining life uses an annual charge-off rate over several vintages to estimate credit losses. The average annual charge-off rate is applied to the contractual term adjusted for prepayments.

Additionally, CECL requires a reasonable and supportable forecast when establishing the ACL. The Company estimates losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then reverts to longer term historical loss experience over a three-year period.

The quantitative general allowance increased to $15.0 million at December 31, 2022, from $12.3 million at December 31, 2021, primarily due to the increase in loan volume in the portfolio and the impact of forecasted unemployment rate.

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

The qualitative analysis indicated a general reserve of $55.4 million at December 31, 2022, compared to $47.1 million at December 31, 2021. The increase was mainly due to changes in the economic environment as a result of inflation and global conditions. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review. The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.67% for construction loans to 1.39% for home equity/improvement loans at December 31, 2022.

Under CECL, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. On January 31, 2020, as a result of the merger of United Community Federal Corp. ("UCFC") with and into Premier (the "Merger"), the Company acquired PCD loans with a fair value of $79.1 million, a recorded adjustment on yield of $4.1 million and an increase to the ACL of $7.7 million.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs during the year, the Company’s provision for credit losses for the year ended December 31, 2022 was an expense of $12.5 million. This is compared to a recovery of $6.7 million for the year ended December 31, 2021. The ACL was $72.8 million at December 31, 2022, and $66.5 million at December 31, 2021. The ACL represented 1.13% of loans, net of undisbursed loan funds and deferred fees and costs at December 31, 2022, and 1.26% at December 31, 2021. In management’s opinion, the overall ACL of $72.8 million as of December 31, 2022, was adequate to cover anticipated losses over the lifetime of the loans.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. During the year ended December 31, 2022, there were $8,600 in write-downs of real estate held for sale. Management believes that the values recorded at December 31, 2022, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $43.8 million at December 31, 2022, compared to $69.5 million at December 31, 2021, a decrease of $25.7 million, primarily due to improved asset quality.

The Company’s ratio of ACL to non-performing loans was 215.3% at December 31, 2022, compared to 138.4% at December 31, 2021. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at December 31, 2022, were appropriate. Of the $33.8 million in non-accrual loans at December 31, 2022, $4.9 million, or 14.4%, are less than 90 days past due.

At December 31, 2022, the Company had total non-performing assets of $34.4 million, compared to $48.2 million at December 31, 2021. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. The OREO balance was $619,000 and $171,000 as of December 31, 2022 and 2021, respectively.

The net charge-offs and non-accrual loan balances as a percentage of total are presented in the table below at December 31, 2022 and 2021.

	For the Year Ended		As of December 31,
	December 31, 2022		2022
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(Dollars In Thousands)
Residential real estate	$202	3.28%	$7,724	22.84%
Commercial real estate	(159)	-2.58%	13,396	39.61%
Construction	13	0.21%	—	0.00%
Commercial	4,945	80.34%	4,862	14.38%
Home equity and improvement	12	0.19%	1,637	4.84%
Consumer finance	790	12.84%	2,401	7.10%
PCD	352	5.72%	3,802	11.24%
Total	$6,155	100.00%	$33,822	100.00%

	For the Year Ended		As of December 31,
	December 31, 2021		2021
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(Dollars In Thousands)
Residential	$(151)	-1.70%	$9,034	19.00%
Commercial real estate	3,338	37.60%	14,621	30.00%
Construction	—	0.00%	—	0.00%
Commercial	5,637	63.49%	11,531	24.00%
Home equity and improvement	(185)	-2.08%	2,051	4.00%
Consumer finance	237	2.67%	1,873	4.00%
PCD	2	0.02%	8,904	19.00%
Total	$8,878	100.00%	$48,014	100.00%

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential real estate	$16,711	21.6%	$12,029	20.2%
Commercial real estate	34,218	38.8%	32,399	42.5%
Construction	4,025	17.9%	3,004	15.0%
Commercial loans	11,769	14.8%	13,410	15.5%
Home equity and improvement loans	4,044	3.9%	4,221	4.6%
Consumer loans	2,049	3.0%	1,405	2.2%
	$72,816	100.0%	$66,468	100.0%

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

Goodwill and Intangible Assets

Goodwill was $318.0 million at December 31, 2022 compared to $317.9 million at December 31, 2021. This increase is a result of First Insurance acquiring Benham Insurance Associates, Inc. ("BIA"). Core deposit intangibles and other intangible assets decreased to $19.1 million at December 31, 2022, compared to $24.1 million at December 31, 2021, due to the recognition of $5.4 million of amortization partially offset by intangibles recorded as a part of the BIA acquisition. No impairment of goodwill was recorded in 2022 or 2021.

Deposits

Total deposits at December 31, 2022, were $6.9 billion compared to $6.3 billion at December 31, 2021, an increase of $624.7 million, or 9.9%. Noninterest-bearing checking accounts grew by $144.7 million, interest-bearing checking accounts and money markets grew by $232.7 million, savings decreased by $6.4 million and retail certificates of deposit decreased by $109.9 million. Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 10 – Deposits to the Consolidated Financial Statements.

Borrowings

Premier had $428.0 million in FHLB advances or securities sold with agreements to repurchase at December 31, 2022 compared to no outstanding advances at December 31, 2021. This increase, along with an increase in deposits and a decrease in security balances, was used to fund the increase in loan balances in 2022.

Subordinated Debentures

Subordinated debentures were $85.1 million at December 31, 2022, compared to $85.0 million at December 31, 2021. In 2020, the Company issued $50.0 million aggregate principal amount fixed-to-floating rate subordinated notes due in 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. These notes carry a fixed rate of 4.00% for five years then a floating rate equal to the three-month SOFR rate plus 388.5 basis points. The Company may, at its option, redeem the notes, in whole or part, from time to time, subject to certain conditions, beginning on September 30, 2025. The net proceeds of the sale were approximately $48.8 million, after deducting the offering expenses.

Equity

Total stockholders’ equity decreased $135.8 million to $887.7 million at December 31, 2022, compared to $1.02 billion at December 31, 2021. The decrease in stockholders’ equity was primarily the result of a decrease in accumulated other comprehensive income, which was primarily related to a $138.2 million negative valuation adjustment on the available-for-sale securities portfolio. Also contributing to the decline was the payment of $42.8 million of common stock dividends and the repurchase of 884,000 shares of common stock totaling $26.9 million. This was partially offset by the recording net income of $102.2 million.

Results of Operations

Summary

Premier reported net income of $102.2 million for the year ended December 31, 2022, compared to $126.1 million and $63.1 million for the years ended December 31, 2021 and 2020, respectively. On a diluted per common share basis, Premier earned $2.85 in 2022, $3.39 in 2021 and $1.75 in 2020. The results for 2020 include eleven months of income and expenses from UCFC compared to twelve months in 2021 as well as $1.01 in Merger-related expense and additional provision cost as a result of the Merger and the adoption of CECL.

Net Interest Income

Premier’s net interest income is determined by its interest rate spread (i.e., the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of average interest-earning assets and interest-bearing liabilities.

Net interest income was $242.9 million for the year ended December 31, 2022, compared to $227.4 million and $208.0 million for the years ended December 31, 2021 and 2020, respectively. The tax-equivalent net interest margin was 3.37%, 3.39% and 3.52% for the years ended December 31, 2022, 2021 and 2020, respectively. The margin decreased 2 basis points between 2022 and 2021 primarily due to the sharp increase in interest rates and inversion of the yield curve which negatively impacted funding costs. Interest-earning asset yields increased 22 basis points (to 3.85% in 2022 from 3.63% in 2021) while the cost of interest- bearing liabilities between the two periods increased 34 basis points (to 0.68% in 2022 from 0.34% in 2021).

Total interest income increased by $34.1 million, or 14.0%, to $277.7 million for the year ended December 31, 2022, from $243.6 million for the year ended December 31, 2021. This increase was primarily due to an increase in loan and security income. Interest income from loans increased to $249.6 million for 2022 compared to $223.8 million in 2021, which represents an increase of 11.5%. The average balance of loans receivable increased $412.3 million to $5.89 billion for 2022, from $5.47 billion for 2021. The average yield on loans increased 15 basis points to 4.24% in 2022 from 4.09% in 2021.

During the same period, the average balance of investment securities increased to $1.26 billion in 2022 from $1.14 billion for the year ended December 31, 2021. Interest income from investment securities increased to $26.1 million in 2022 compared to $19.4 million in 2021.

Interest expense increased by $18.6 million to $34.8 million in 2022 compared to $16.2 million 2021. This increase was mainly due to a 26 basis point increase in the average cost of funds in 2022 and a $0.38 billion increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $0.13 billion to $4.74 billion in 2022, from $4.61 billion in 2021. Interest expense related to interest-bearing deposits was $24.9 million in 2022 compared to $13.5 million in 2021.

Interest expense on FHLB advances was $6.6 million in 2022 and $23,000 in 2021. The increase in FHLB advance expense was due to increased utilization in 2022 as a result of increased loans. Interest expense recognized by the Company related to subordinated debentures was $3.3 million in 2022 and $2.7 million in 2021.

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

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	(Dollars In Thousands)
	2022			2021			2020
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
Interest-Earning Assets:
Loans receivable (4)	$5,885,969	$249,586	4.24%	$5,473,668	$223,823	4.09%	$5,224,357	$225,179	4.31%
Securities (5)	1,258,901	26,884	2.14%	1,135,434	20,346	1.79%	544,643	12,393	2.28%
Interest-earning deposits	70,917	831	1.17%	111,433	198	0.18%	124,011	435	0.35%
FHLB stock	21,834	1,225	5.61%	11,643	233	2.00%	38,954	958	2.46%
Total interest-earning assets	7,237,621	278,526	3.85%	6,732,178	244,600	3.63%	5,931,965	238,965	4.03%
Noninterest-earning assets	694,777			750,400			660,668
Total Assets	$7,932,398			$7,482,578			$6,592,633
Interest-Bearing Liabilities:
Interest-bearing deposits	$4,741,827	$24,909	0.53%	$4,611,525	$13,482	0.29%	$4,050,958	$26,918	0.66%
FHLB advances	263,551	6,550	2.49%	12,586	23	0.18%	187,745	1,691	0.90%
Subordinated debentures	85,036	3,327	3.91%	84,911	2,713	3.20%	48,471	1,300	2.68%
Other borrowings	183	5	2.73%	52	—	0.75%	6,047	32	0.53%
Total interest-bearing liabilities	5,090,597	34,791	0.68%	4,709,074	16,218	0.34%	4,293,221	29,941	0.70%
Noninterest-bearing demand deposits	1,791,712	—	—	1,676,006	—	—	1,311,478	—	—
Total including non- interest- bearing demand deposits	6,882,309	34,791	0.51%	6,385,080	16,218	0.25%	5,604,699	29,941	0.53%
Other noninterest liabilities	122,555			88,461			89,842
Total Liabilities	7,004,864			6,473,541			5,694,541
Stockholders’ equity	927,534			1,009,037			898,092
Total liabilities and stockholders’ equity	$7,932,398			$7,482,578			$6,592,633
Net interest income; interest rate spread (2)		$243,735	3.17%		$228,382	3.29%		$209,024	3.33%
Net interest margin (3)			3.37%			3.39%			3.52%
Average interest-earning assets to average interest- bearing liabilities			142.2%			143.0%			138.2%

(1)
Interest on certain tax exempt loans and tax-exempt securities in 2022, 2021 and 2020 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
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

	Year Ended December 31,
	(In Thousands)
	2022 vs. 2021			2021 vs. 2020
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$8,829	$16,934	$25,763	$(12,042)	$10,686	$(1,356)
Securities	4,406	2,132	6,538	(5,564)	13,517	7,953
Interest-earning deposits	702	(69)	633	(189)	(48)	(237)
FHLB stock	788	204	992	(54)	(671)	(725)
Total interest-earning assets	$14,725	$19,201	$33,926	$(17,849)	$23,484	$5,635
Interest-Bearing Liabilities
Deposits	$11,380	$47	$11,427	$(17,063)	$3,627	$(13,436)
FHLB advances	6,088	439	6,527	(91)	(1,578)	(1,669)
Subordinated Debentures	604	10	614	442	971	1,413
Notes Payable	4	1	5	—	(32)	(32)
Total interest- bearing liabilities	$18,076	$497	$18,573	$(16,712)	$2,988	$(13,724)
Increase in net interest income			$15,353			$19,359

(1)
The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for credit losses – Premier’s provision for credit losses was an expense of $14.3 million, a recovery of $7.1 million and an expense of $44.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The increase in provision for 2020 included $25.9 million related to acquisition accounting under CECL for the Merger with the remaining increase generally due to the larger loan portfolio post-Merger and the impact of the COVID-19 pandemic. The decrease for 2021 is primarily due to improved conditions as the economy and credit environment recovers from the COVID-19 pandemic. The increase in 2022 was mainly due to the increase in volume in loans.

Provisions for credit losses are charged to earnings to bring the total allowance for credit losses to a level deemed appropriate by management to absorb anticipated losses over the life of the loan. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by Premier, the amount of non-performing loans, the amount of loans graded by management as substandard, doubtful, or loss, general economic conditions (particularly as they relate to Premier’s market areas) and other factors related to the collectability of Premier’s loan portfolio. See also Allowance for Credit Losses in this Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements.

Noninterest Income – Noninterest income decreased by $17.2 million, or 21.6%, to $62.2 million in 2022 primarily due to a decrease in mortgage banking income and losses on securities. Noninterest income decreased by $465,000, or 0.6%, in 2021 to $79.3 million down from $79.8 million for the year ended December 31, 2020.

Service fees and other charges increased to $25.9 million for the year ended December 31, 2022, from $24.2 million for 2021 and from $22.1 million in 2020. The increase in service fees and other charges in 2022 is primarily due to increased customer activity for interchange and ATM/NSF charges.

Noninterest income also includes gains, losses and impairment on investment securities. In 2022, Premier recognized $550,000 of securities losses compared to $4.2 million in security gains in 2021 and $1.6 million in gains in 2020.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $9.9 million, $21.9 million and $28.2 million in 2022, 2021 and 2020, respectively. The $12.1 million decrease in 2022 from 2021 is primarily attributable to a decrease in the gain on sale of loans of $10.7 million offset partly by a $2.5 million benefit from lower mortgage servicing rights amortization. Premier originated less residential mortgages for sale into the secondary market in 2022 compared with 2021 as long term interest rates stabilized resulting in less refinance activity. The balance of the mortgage servicing right valuation allowance was $687,000 at the end of 2022.

The $6.3 million decrease in mortgage banking income in 2021 from 2020 was primarily attributable to a decrease in the gain on sale of loans of $19.9 million offset partly by a $13.8 million positive change in the valuation adjustments on mortgage servicing rights. Premier originated less residential mortgages for sale into the secondary market in 2021 compared with 2020 as long term interest rates stabilized resulting in less refinance activity. The balance of the mortgage servicing right valuation allowance was $2.7 million at the end of 2021.

Gains on the sale of non-mortgage loans, which include SBA and FSA loans, totaled $0 in 2022 compared to $0 in 2021 and $324,000 in 2020. Fluctuations in the volume of eligible SBA loans were the reasons for the difference in income year to year to year.

Insurance commission income increased to $16.2 million in 2022, up $448,000 from $15.8 million in 2021 primarily due to higher new/renewal commissions. Insurance commission income decreased to $15.8 million in 2021, down $1.0 million from $16.8 million in 2020 primarily due to lower contingent commissions.

Income from bank owned life insurance (“BOLI”) decreased $1.2 million in 2022 to $3.9 million down from $5.1 million in 2021 primarily due to $1.1 million of claim gains recognized in 2021. Income in 2020 was $3.3 million.

Wealth income decreased $199,000 to $5.8 million in 2022 from $6.0 million in 2021. Wealth income decreased $132,000 to $6.0 million in 2021 from $6.2 million in 2020.

Other noninterest income decreased to $984,000 in 2022 compared to $2.1 million in 2021 primarily due to a $1.3 million non-recurring settlement payment in 2021. Other noninterest income increased to $2.1 million in 2021 compared to $1.9 million in 2020 .

Noninterest Expense – Total noninterest expense for 2022 was $164.5 million compared to $157.3 million for the year ended December 31, 2021, and $164.3 million for the year ended December 31, 2020. The increase from 2021 is primarily due to an increase in compensation and benefits and other non-interest expense partially offset by a decrease in occupancy.

Compensation and benefits increased $6.8 million, or 7.5%, to $97.4 million in 2022 from $90.6 million in 2021. The increase is mainly related to higher staffing levels for growth initiatives and higher base compensation including mid-year adjustments. Occupancy expense decreased $1.5 million, to $14.0 million in 2022 compared to $15.5 million in 2021 and other noninterest expenses increased $1.6 million to $26.1 million in 2022 from $24.4 million in 2021.

Compensation and benefits increased $13.4 million, or 17.4%, to $90.6 million in 2021 up from $77.2 million in 2020. The increase is mainly related to increased staffing, merit increases and increases in health care. Occupancy expense decreased $819,000 to $15.5 million in 2021 compared to $16.3 million in 2020 and data processing expense decreased $1.1 million to $13.6 million in 2021 from $14.7 million in 2020. Other noninterest expenses increased $1.8 million to $25.1 million in 2021 from $23.3 million in 2020.

Income Taxes – Income taxes totaled $24.1 million in 2022 compared to $30.4 million in 2021 and $16.2 million in 2020. The effective tax rates for those years were 19.1%, 19.4%, and 20.4%, respectively. The tax rate is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 17 – Income Taxes to the Consolidated Financial Statements for further details.

Concentrations of Credit Risk

Financial institutions such as Premier generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. As of December 31, 2022. Premier’s loan portfolio was concentrated geographically in its northeast, northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has also identified lending for income-generating rental properties within commercial real estate as an industry concentration. Total loans for income-generating rental property totaled $2.4 billion at December 31, 2022, which represents 33.4% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.01% at December 31, 2022. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash (used in) generated from operating activities was $180.1 million, $165.9 million and ($55.6) million in 2022, 2021 and 2020, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for credit losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities. The negative cash from operating activities in 2020 was primarily due to the Company’s decision to originate and sell construction loans held for sale for the first time. Due to the time it takes to complete the construction and sell the loans, the cash used in the origination of loans held for sale greatly exceeded the proceeds from the sale of loans held for sale. Since this is strictly a timing difference, the Company was comfortable paying out dividends on its common stock in 2020 even with the negative cash provided by operating activities.

The primary investing activity of Premier is lending and the purchase of available-for-sale securities, which are funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. The net cash used for investing activities was $1.2 billion, $333.5 million and $541.9 million in 2022, 2021 and 2020, respectively.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. The net cash provided by financing activities was $993.4 million, $169.9 million and $625.5 million in 2022, 2021 and 2020, respectively. For additional information about cash flows from Premier’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows and related Notes included in the Consolidated Financial Statements.

At December 31, 2022, Premier had the following commitments to fund deposits, borrowing obligations, leases and post-retirement benefits:

	Maturity Dates by Period at December 31, 2022
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Certificates of deposit	$910,059	$588,723	$292,585	$28,618	133
Subordinated debentures	85,103	—	—	—	85,103
Lease obligations	20,675	2,436	3,700	2,687	11,852
Post-retirement benefits	1,797	193	415	383	806
Total contractual obligations	$1,017,634	$591,352	$296,700	$31,688	$97,894

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2022, Premier had additional borrowing capacity of $1.1 billion under its agreements with the FHLB.

The Bank is subject to various capital requirements. At December 31, 2022, the Bank had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about Premier and the Bank’s capital requirements, see Note 16 – Regulatory Matters to the Consolidated Financial Statements.

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

Goodwill and Intangibles - Premier has two reporting units: the Bank and First Insurance. At December 31, 2022, Premier had goodwill of $318.0 million, including $295.6 million in the Bank and $22.4 million in First Insurance. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Premier evaluated goodwill as of December 31, 2022 and resulted in no additional testing or impairment. If, for any future period Premier determines that there has been impairment in the carrying value of goodwill balances, Premier will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

Premier has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. Premier determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2022 and 2021.

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

Premier monitors interest rate risk on a quarterly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, borrowings, derivative positions and non-maturity deposit assumptions and capital requirements. It should be noted that other areas of Premier’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates, but are not considered in the simulation of net interest income.

The table below presents, for the twelve months subsequent to December 31, 2022, and December 31, 2021, an estimate of the change in net interest income that would result from an immediate, parallel change in interest rates over the entire yield curve, relative to the measured base case scenario of a static balance sheet. The Company did not complete an earnings at risk analysis for the down 300 basis point or down 400 basis point scenarios at December 31, 2021 due to the level of interest rates.

	Impact on Future Annual Net Interest Income
(dollars in thousands)	December 31, 2022	December 31, 2021
Immediate Change in Interest Rates
+400	-0.22%	3.87%
+300	0.07%	3.16%
+200	0.12%	2.16%
+100	0.10%	1.10%
-100	1.44%	(3.21)%
-200	2.12%	(5.36)%
-300	0.66%	N/A
-400	(1.63)%	N/A

The results of all the simulation scenarios are within the Board mandated guidelines as of December 31, 2022. Management reviews the Board policy limits in all scenarios to determine if they are adequate and if any changes should be made to Board mandated guidelines.

In addition to the simulation analysis, the Bank also prepares an economic value of equity (“EVE”) analysis. This analysis generally calculates the net present value of the Bank’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. The results of this analysis are reflected in the following table.

	December 31, 2022	December 31, 2021
	Economic Value of Equity	Economic Value of Equity
Change in Rates	% Change	% Change

+ 400 bp	(5.39)%	7.01%
+ 300 bp	(3.39)%	6.61%
+ 200 bp	(2.32)%	5.39%
+ 100 bp	(1.25)%	3.10%
0 bp	—	—
- 100 bp	0.39%	(6.83)%
- 200 bp	0.49%	N/A
- 300 bp	(1.46)%	N/A
- 400 bp	(5.98)%	N/A

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

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this Item 8.

/s/ Gary M. Small	/s/ Paul Nungester
Gary M. Small	Paul Nungester
Chief Executive Officer	Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of

Premier Financial Corp.

Defiance, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Premier Financial Corp. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans Receivable (“ACL”) – Qualitative Factors

As described in Notes 2 and 6 to the financial statements, the Company recognizes expected losses expected to be incurred over the contractual lives of financial assets carried at amortized cost, including loans receivable, using the Current Expected Credit Losses (“CECL”) methodology. The ACL was $72,816,000 at December 31, 2022, and consists of two components: a specific reserve based on the analysis of individually evaluated loans, and a general reserve which represents current expected credit losses on loans sharing common risk characteristics (“general reserve”). The general reserve includes amounts from both a quantitative and a qualitative analysis. The Company has segregated the portfolio into segments with similar risk characteristics and generally uses two methodologies, discounted cash flow and probability of default/loss given default, to determine the quantitative factors.

Determination of the qualitative factors, which are added to the quantitative factors to adjust the general reserve for the current environment, incorporates subjective factors, including economic, environmental and other risk factors. The incorporation of qualitative factors added $55,351,000 to the ACL as of December 31, 2022. We have identified auditing the qualitative factors as a critical audit matter as management’s determination of the qualitative factors is subjective and involves significant management judgments; and our audit procedures related to certain of the qualitative factors involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

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
•
Substantively testing management’s determination of the qualitative factors, including evaluating their judgments and assumptions including:
o
Testing management’s process for developing the qualitative factors and assessing the relevance and reliability of data used to develop the adjustments, including evaluating their significant judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources and whether significant judgments and assumptions were applied consistently from period to period.
o
Analytically evaluating the qualitative factors for directional consistency and reasonableness.
o
Testing the mathematical accuracy of the qualitative factors used in the general reserve.

/s/Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2005.

Cleveland, Ohio

March 1, 2023

Premier Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in Thousands, except per share data)

	December 31
	2022	2021
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$88,257	$54,858
Interest-bearing deposits	39,903	106,708
	128,160	161,566
Securities available-for-sale, carried at fair value	1,040,081	1,206,260
Equity securities, carried at fair value	7,832	14,097
	1,047,913	1,220,357
Loans held for sale, at fair value at December 31, 2022	115,251	162,947
Loans receivable, net of allowance for credit losses of $72,816 and $66,468 at December 31, 2022 and 2021, respectively	6,387,804	5,229,700
Mortgage servicing rights	21,171	19,538
Accrued interest receivable	28,709	20,767
Federal Home Loan Bank (FHLB) stock	29,185	11,585
Bank owned life insurance	170,713	166,767
Premises and equipment	55,541	55,602
Real estate and other assets held for sale (OREO)	619	171
Goodwill	317,988	317,948
Core deposit and other intangibles	19,074	24,129
Other assets	133,214	90,325
Total assets	$8,455,342	$7,481,402
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,869,509	$1,724,772
Interest-bearing	4,893,502	4,557,279
Brokered deposits	143,708	—
Total	6,906,719	6,282,051
Advances from the Federal Home Loan Bank	428,000	—
Subordinated debentures	85,103	84,976
Advance payments by borrowers	34,188	24,716
Reserve for credit losses - unfunded commitments	6,816	5,031
Other liabilities	106,795	61,132
Total liabilities	7,567,621	6,457,906
Commitments and Contingent Liabilities (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,591,277 and 36,383,613 shares outstanding, respectively	306	306
Additional paid-in capital	691,453	691,132
Accumulated other comprehensive (loss)/income, net of tax of $(46,323) and $(912), respectively	(173,460)	(3,428)
Retained earnings	502,909	443,517
Treasury stock, at cost, 7,705,983 and 6,913,647 shares respectively	(133,487)	(108,031)
Total stockholders’ equity	887,721	1,023,496
Total liabilities and stockholders’ equity	$8,455,342	$7,481,402

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31
	2022	2021	2020
Interest Income
Loans	$249,561	$223,787	$225,084
Investment securities:
Tax-exempt	3,406	3,898	3,509
Taxable	22,689	15,471	7,960
Interest-bearing deposits	831	198	435
FHLB stock dividends	1,225	233	958
Total interest income	277,712	243,587	237,946
Interest Expense
Deposits	24,909	13,482	26,918
Federal Home Loan Bank advances and other	6,550	23	1,691
Subordinated debentures	3,327	2,713	1,300
Notes payable	5	—	—
Securities sold under agreement to repurchase	—	—	32
Total interest expense	34,791	16,218	29,941
Net interest income	242,921	227,369	208,005
Credit loss (benefit) expense - loans and leases	12,503	(6,733)	43,154
Credit loss (benefit) expense - unfunded commitments	1,784	(319)	1,096
Net interest income after provision for credit losses	228,634	234,421	163,755
Non-interest Income
Service fees and other charges	25,853	24,168	22,138
Mortgage banking income	9,871	21,925	28,199
Insurance commissions	16,228	15,780	16,156
Gain on sale of non-mortgage loans	—	—	324
Gain on sale of securities available for sale	1	2,218	1,464
(Loss) Gain on equity securities	(551)	1,954	90
Wealth management income	5,828	6,027	6,159
Income from Bank Owned Life Insurance	3,946	5,121	3,306
Other non-interest income	984	2,133	1,955
Total non-interest income	62,160	79,326	79,791
Non-interest Expense
Compensation and benefits	97,396	90,646	77,336
Occupancy	14,039	15,501	16,320
FDIC insurance premium	3,647	2,896	3,355
Financial institutions tax	4,110	4,079	4,173
Data processing	13,780	13,550	14,742
Acquisition related charges	—	—	19,485
Amortization of intangibles	5,450	6,208	6,449
Other non-interest expense	26,089	24,444	22,417
Total non-interest expense	164,511	157,324	164,277
Income before income taxes	126,283	156,423	79,269
Federal income taxes	24,096	30,372	16,192
Net Income	$102,187	$126,051	$63,077
Earnings per common share (Note 3)
Basic	$2.86	$3.39	$1.75
Diluted	$2.85	$3.39	$1.75

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31
	2022	2021	2020
Net income	$102,187	$126,051	$63,077
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(174,953)	(21,967)	14,431
Reclassification adjustment for (gains) losses realized in income	1	(2,218)	(1,464)
Net unrealized gains (losses)	(174,952)	(24,185)	12,967
Income tax effect	36,739	5,079	(2,723)
Net of tax amount	(138,213)	(19,106)	10,244
Change in cash flow hedge derivatives:
Unrealized holding gains (losses) on balance sheet swap	(40,494)	3,025	14,431
Reclassification adjustment for cash flow hedge derivative (gains) losses included in income	(392)	(2,172)	—
Net unrealized gains (losses)	(40,886)	853	14,431
Income tax effect	8,586	(179)	(2,723)
Net of tax amount	(32,300)	674	11,708
Change in unrealized gain/(loss) on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	599	13	195
Net amortization and deferral	10	(13)	13
Net gain (loss) activity during the period	609	—	208
Income tax effect	(128)	—	(43)
Net of tax amount	481	—	165
Total other comprehensive income (loss)	(170,032)	(18,432)	10,409
Comprehensive income (loss)	$(67,845)	$107,619	$73,486

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

	Preferred Stock	Common Stock Shares(1)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholder’s Equity
Balance at December 31, 2019	$—	19,729,886	$127	$161,955	$4,595	$329,175	$(69,685)	$426,167
Net income						63,077		63,077
Other comprehensive income					10,409			10,409
Adoption of ASC 326						(2,566)		(2,566)
Deferred compensation plan		7,524		24			(24)	—
Stock based compensation expense				2,312				2,312
Capital stock issuance related to acquisition		17,926,174	179	527,132				527,311
Vesting of incentive plans		39,548		(1,864)			493	(1,371)
Shares issued under stock option plan, net		11,408		(122)			122	—
Restricted share issuance		13,349		198		(374)	176	—
Restricted share forfeitures		(2,265)		13			(13)	—
Shares issued from direct stock sales		1,148					18	18
Shares repurchased		(435,292)					(10,183)	(10,183)
Common stock dividends paid ($0.88 per share)						(32,898)		(32,898)
Other, net				(258)			258	—
Balance at December 31, 2020	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276
Net income						126,051		126,051
Other comprehensive loss					(18,432)			(18,432)
Deferred compensation plan		7,911		(30)			30	—
Stock based compensation expense				2,827				2,827
Vesting of incentive plans		31,597		(507)			507	—
Shares exercised under stock option plan, net		600					8	8
Restricted share issuance		43,460		(568)			568	—
Restricted share forfeitures		(24,299)		20			(723)	(703)
Shares repurchased		(967,136)					(29,583)	(29,583)
Common stock dividends paid ($1.05 per share)						(38,948)		(38,948)
Balance at December 31, 2021	$—	36,383,613	$306	$691,132	$(3,428)	$443,517	$(108,031)	$1,023,496
Net income						102,187		102,187
Other comprehensive (loss)					(170,032)			(170,032)
Deferred compensation plan		9,933		(57)			57	—
Stock based compensation expenses		—		2,016				2,016
Vesting of incentive plans		11,207		(413)			413
Shares issued under stock option plan		3,000					53	53
Restricted share issuance		81,412		(1,418)			1,418	—
Restricted share forfeitures		(13,746)		193			(527)	(334)
Shares repurchased		(884,142)					(26,870)	(26,870)
Common stock dividend payment ($1.20 per share)						(42,795)		(42,795)
Balance at December 31, 2022	$—	35,591,277	$306	$691,453	$(173,460)	$502,909	$(133,487)	$887,721

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2022	2021	2020
Operating Activities
Net income	$102,187	$126,051	$63,077
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,287	(7,052)	44,250
Depreciation	5,631	6,306	6,512
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	8,497	(284)	(5,157)
Amortization of mortgage servicing rights, net of impairment charges/recoveries	3,380	2,086	15,456
Amortization of intangibles	5,450	6,208	6,449
Mortgage banking gain, net	(5,787)	(16,437)	(36,683)
Gain/loss on sale / write-down of real estate and other assets held for sale	(58)	(6)	(10)
Gain on sale of available for sale securities	(1)	(2,218)	(1,464)
Loss (gain) on equity securities	551	(1,954)	(90)
Change in deferred taxes	(1,306)	5,393	(9,781)
Proceeds from sale of loans held for sale	426,398	867,522	847,141
Origination of loans held for sale	(377,928)	(800,887)	(967,861)
Stock based compensation expense	2,016	2,827	2,312
Restricted stock forfeits for taxes and option exercises	(334)	(703)	(1,371)
Income from bank owned life insurance	(3,946)	(5,121)	(3,306)
Changes in:
Accrued interest receivable and other assets	(8,072)	(5,755)	(14,729)
Other liabilities	9,131	(10,813)	(363)
Net cash provided by operating activities	180,096	165,163	(55,618)
Investing Activities
Proceeds from maturities, calls and paydowns of available-for-sale securities	97,445	149,197	124,731
Proceeds from sale of available-for-sale securities	9,641	158,012	52,420
Proceeds from sale of equity securities	8,714	—	—
Proceeds from sale of OREO	638	488	1,081
Purchases of available-for-sale securities	(122,456)	(806,083)	(362,426)
Purchases of equity securities	(3,000)	(11,053)	(1,000)
Purchases of office properties and equipment	(5,570)	(3,023)	(5,361)
Investment in bank owned life insurance	—	(18,307)	—
Proceeds from bank owned life insurance death benefit	—	1,445	—
Net change in Federal Home Loan Bank stock	(17,600)	4,441	8,642
Net cash received (paid) in acquisitions	(435)	—	52,448
Proceeds from sale of non-mortgage loans	—	—	5,241
Net (increase) decrease in loans receivable	(1,174,347)	192,069	(417,630)
Net cash used in investing activities	(1,206,970)	(332,814)	(541,854)
Financing Activities
Net increase in deposits and advance payments by borrowers	635,080	238,474	1,088,832
Net change in Federal Home Loan Bank advances	428,000	—	(466,063)
Proceeds from subordinated debentures	—	—	48,777
Decrease in securities sold under repurchase agreements	—	—	(2,999)
Cash dividends paid on common stock	(42,795)	(38,948)	(32,898)
Net cash paid for repurchase of common stock	(26,870)	(29,583)	(10,183)
Proceeds from exercise of stock options	53	8	—
Proceeds from direct stock sales	—	—	18
Net cash provided by financing activities	993,468	169,951	625,484
Increase (decrease) in cash and cash equivalents	(33,406)	2,300	28,012
Cash and cash equivalents at beginning of period	161,566	159,266	131,254
Cash and cash equivalents at end of period	$128,160	$161,566	$159,266
Supplemental cash flow information:
Interest paid	$32,730	$16,357	$30,536
Income taxes paid	17,540	27,055	32,390
Transfers from loans to other real estate owned and other assets held for sale	—	220	192
Initial recognition of right-of-use asset	680	500	10,106
Initial recognition of lease liability	680	500	10,254
Initial recognition ASU 326	—	—	2,566

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

PFC Capital was formed as an Ohio limited liability company by UCFC in 2016 for the purpose of providing mezzanine funding for customers of the Bank. Mezzanine loans are offered by PFC Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the borrowing businesses.

Due to sustained inflation and rising interest rates, business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to continue over the coming months and will likely adversely affect their ability to pay interest and principal on their loans. Further, value of the collateral securing their obligations may decline. These uncertainties may negatively impact the Statement of Financial Condition, the Statement of Income and the Statement of Cash Flows of the Company.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income applicable to common shares (net income less dividend requirements for preferred stock, accretion of preferred stock discount and redemption of preferred stock) by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, warrants, restricted stock awards and stock grants. See also Note 3.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income are reported net of tax. See also Notes 4, 15 and 24 and the Consolidated Statements of Comprehensive Income.

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

Quarterly, the Company evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, the Company performs further analysis. See to Footnote 4 - Investment Securities for further discussion.

Equity Securities

These securities are reported at fair value utilizing Level 1 inputs where the Company obtains fair value measurement from a broker.

FHLB Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2022 and 2021, the Company held $29.2 million and $11.6 million, respectively, at the FHLB of Cincinnati.

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

Troubled Debt Restructurings (“TDR”): A loan for which terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flow at the original interest rate of the loan. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for credit losses on loans individually identified. The Company incorporates recent historical experience related to TDRs including the performance of TDRs that subsequently default into the calculation of the allowance by loan portfolio segment. See Footnote 6 – Loans for further discussion on TDRs.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $7.5 million, $7.6 million and $7.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Late fees and ancillary fees related to loan servicing are not material. See Note 7.

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

Long-lived assets to be held and those to be disposed of and certain intangibles are periodically evaluated for impairment. See Note 8.

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

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, as well as, , wealth management and insurance agency acquisitions. They are initially recorded at fair value and then amortized on an accelerated basis over their estimated lives, which range from five years for non-compete agreements to 10 years for core deposit and customer relationship intangibles. See Note 9.

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

Stock Compensation Plans

Compensation cost is recognized for stock options and restricted share awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Restricted shares awards are valued at the market value of Company stock at the date of the grant. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. See Note 19.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 21. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Quantitative thresholds as stated in FASB ASC Topic 280, Segment Reporting are monitored. For the year ended December 31, 2022, the reported revenue for First Insurance was 5.3% of total revenue for Premier. Total revenue includes interest income plus noninterest income. Net income for First Insurance for the year ended December 31, 2022, was 2.4% of consolidated net income. Total assets of First Insurance at December 31, 2022, were 0.4% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Premier. See Note 16 for further details on restrictions.

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

An effective tax rate of 21% is used to determine after-tax components of other comprehensive income (loss) included in the statements of stockholders’ equity. See Note 17.

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

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service. See Notes 15 and 18.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s statement of income as components of noninterest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposit accounts that are within the scope of ASC 606 were $12.8 million in 2022, $11.2 million in 2021 and $10.2 million in 2020. Income from services charges on deposit accounts is included in service fees and other charges in noninterest income.
•
Interchange income - this represents fees earned from debit and credit cardholder transactions. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees were $10.8 million in 2022, $10.9 million in 2021 and $9.3 million in 2020, which are reported net of network related charges. Interchange income is included in service fees and other charges in noninterest income.
•
Wealth management income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, and fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenues from wealth management were $5.8 million, $6.0 million and $6.2 million in 2022, 2021 and 2020, respectively, and are included in in total noninterest income.

•
Gain/loss on sales of other real estate owned (“OREO”) - the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO were gains of $66,000 and $3,000 in 2022 and 2021, and losses of $19,000 in 2020. Income from the gain or loss on sales of OREO is included in total noninterest income.
•
Insurance commissions - this represents new commissions that are recognized when the Company sells insurance policies to customers. The Company is also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (e.g., when customer renews the policy). Contingent commission is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved. Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, the Company may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs. Management views the income sources from insurance commissions in two categories: (i) new/renewal commissions and (ii) contingent commissions. Insurance commissions were $16.2 million for 2022, of which $15.0 million were new/renewal commissions and $1.2 million were contingent commissions. In 2021, insurance commissions were $15.8 million, of which $14.7 million were new/renewal commissions and $1.1 million were contingent commissions. In 2020, insurance commissions were $16.2 million, of which $14.8 million were new/renewal commission and $1.4 million were contingent commissions.

Leases

Leases are classified as operating or finance leases at the commencement dare. The Company leases certain locations and equipment. Premier records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms as a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentive and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon the incremental borrowing rate the Company could obtain on the commencement or renewal date. The Company has elected to account for lease and related non-lease components as a single lease component. The Company also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are twelve months or less. See additional disclosures in Note 8.

Accounting Standards Updates

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

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-4, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rates expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to adoption of alternative reference rates which include Secured Overnight Financing Rate (“SOFR”), American Interbank Offered Rate ("Ameribor"), and Bloomberg Short-Term Bank Yield Index ("BSBY"). The Company identified loans that renewed prior to 2021 and obtained updated reference rate language at the time of renewal. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. Additionally, the Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. On December 21, 2022, the FASB issued ASU 2022-06, "Reference Rare Reform (Topic 848): Deferral of the Sunset of Date of Topic 848," which extends the sunset date of ASC Topic 848, "Reference Rate Reform," to December 31, 2024.

Accounting Standards Not Yet Adopted

ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures: On March 30, 2022, the FASB issued ASU 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" which will eliminate troubled debt restructuring ("TDR") accounting for entities that have adopted ASU 2016-13, the current expected credit loss ("CECL") model and will add new vintage disclosures for gross write-offs. The elimination of TDR accounting can be adopted either prospectively for loan modifications after adoption or on a modified retrospective basis that would result in a cumulative effect adjustment to retained earnings in the period of adoption. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company does not anticipate any material effect on the Company upon adoption.

3.
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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

	2022	2021	2020
	(In Thousands, Except Per Share Amounts)
Basic Earnings Per Share:
Net income available to common shareholders	$102,187	$126,051	$63,077
Less: Income allocated to participating securities	103	123	89
Net income allocated to common shareholders	$102,084	$125,928	$62,988
Weighted average common shares outstanding Including participating securities	35,715	37,145	35,952
Less: Participating securities	36	36	50
Average common shares	35,679	37,109	35,902
Basic earnings per common share	$2.86	$3.39	$1.75
Diluted Earnings Per Share:
Net income allocated to common shareholders	$102,084	$125,928	$62,988
Weighted average common shares outstanding for basic earnings per common share	35,679	37,109	35,902
Add: Dilutive effects of stock options and restricted stock units	130	91	47
Average shares and dilutive potential common shares	35,809	37,200	35,949
Diluted earnings per common share	$2.85	$3.39	$1.75

Shares subject to issue upon exercise of options and vesting requirements of restricted stock units of 37,910 in 2022, 34,065 in 2021 and 97,724 in 2020 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

4.
Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities at December 31, 2022 and 2021, and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2022
Available-for-sale
Obligations of U.S. government corporations and agencies	$173,137	$—	$(29,030)	$144,107
Mortgage-backed securities	200,548	—	(32,959)	167,589
Collateralized mortgage obligations	299,731	—	(49,926)	249,805
Asset-backed securities	200,312	517	(8,325)	192,504
Corporate bonds	71,543	—	(7,061)	64,482
Obligations of states and political subdivisions	274,856	92	(53,354)	221,594
Total Available-for-Sale	$1,220,127	$609	$(180,655)	$1,040,081

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2021
Available-for-sale
Obligations of U.S. government corporations and agencies	$174,644	$984	$(918)	$174,710
Mortgage-backed securities	208,281	851	(2,381)	206,751
Collateralized mortgage obligations	264,541	363	(4,736)	260,168
Asset-backed securities	221,545	610	(1,619)	220,536
Corporate bonds	70,008	1,160	(275)	70,893
Obligations of states and political subdivisions	272,334	5,898	(5,030)	273,202
Total Available-for-Sale	$1,211,353	$9,866	$(14,959)	$1,206,260

The amortized cost and fair value of the investment securities portfolio at December 31, 2022, is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale
Due in one year or less	$1,553	$1,554
Due after one year through five years	44,190	40,478
Due after five years through ten years	235,899	203,662
Due after ten years	237,894	184,489
MBS/CMO/ABS	700,591	609,898
Total	$1,220,127	$1,040,081

Securities pledged at year-end 2022 and 2021 had a carrying amount of $759.8 million and $564.4 million, respectively, and were pledged against unrealized losses on balance sheet and mortgage hedges, and to secure public deposits and Federal Reserve Bank Discount Window capacity.

The following table summarizes Premier’s securities that were in an unrealized loss position at December 31, 2022, and December 31, 2021:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2022
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$84,285	$(14,606)	$59,822	$(14,424)	$144,107	$(29,030)
Mortgage-backed securities	40,908	(4,184)	126,681	(28,775)	167,589	(32,959)
Collateralized mortgage obligations	60,676	(11,985)	159,129	(37,941)	219,805	(49,926)
Asset-backed securities	45,534	(1,499)	113,580	(6,826)	159,114	(8,325)
Corporate Bonds	49,114	(4,960)	15,368	(2,101)	64,482	(7,061)
Obligations of states and political subdivisions	106,610	(13,378)	98,063	(39,976)	204,673	(53,354)
Total temporarily impaired securities	$387,127	$(50,612)	$572,643	$(130,043)	$959,770	$(180,655)

At December 31, 2021
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$73,810	$(918)	$—	$—	$73,810	$(918)
Mortgage-backed securities	167,379	(2,048)	13,689	(333)	181,068	(2,381)
Collateralized mortgage obligations	222,134	(4,736)	—	—	222,134	(4,736)
Asset-backed securities	140,226	(1,589)	2,705	(30)	142,931	(1,619)
Corporate Bonds	24,173	(270)	504	(5)	24,677	(275)
Obligations of states and political subdivisions	99,199	(3,355)	34,548	(1,675)	133,747	(5,030)
Total temporarily impaired securities	$726,921	$(12,916)	$51,446	$(2,043)	$778,367	$(14,959)

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
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of December 31, 2022, management had determined that no credit loss exists.

In 2022 and 2021, management determined there was no OTTI. Net realized gains from the sales of investment securities totaled $1,000 ($790 after tax), $2.2 million ($1.8 million after tax) and $1.5 million ($1.2 million after tax) in 2022, 2021 and 2020, respectively.

The proceeds from sales of securities and the associated gains and losses for the years ended December 31 are listed below:

	2022	2021	2020
	(In Thousands)
Proceeds	$9,641	$158,012	$52,420
Gross realized gains	1,375	2,987	1,471
Gross realized losses	(48)	(769)	(7)

At December 31, 2022, the Company also owned $7.8 million of equity securities. During 2022, the Company recognized a net loss of $551,000 for equity securities. In 2021, the Company owned $14.1 million of equity securities, and recognized a gain of $2.0 million associated with the mark to market requirement for equity securities.

5.
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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$430,890	$526,643	$486,807	$689,109
Unused lines of credit	56,501	988,374	40,254	586,094
Standby letters of credit	—	18,632	—	10,851
Total	$487,391	$1,533,649	$527,061	$1,286,054

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2022, had interest rates ranging from 0.00% to 18.00% and maturities ranging from less than one year to 35 years.

6.
Loans

Loans receivable consist of the following:

	December 31, 2022	December 31, 2021
	(In Thousands)
Real Estate:
Residential	$1,535,574	$1,167,466
Commercial	2,762,311	2,450,349
Construction	1,278,255	862,815
	5,576,140	4,480,630
Other Loans:
Commercial	1,055,180	895,638
Home equity and improvement	277,613	264,354
Consumer Finance	213,405	126,417
	1,546,198	1,286,409
Total loans	7,122,338	5,767,039
Deduct:
Undisbursed loan funds	(672,775)	(477,890)
Net deferred loan origination fees and costs	11,057	7,019
Allowance for credit loss	(72,816)	(66,468)
Totals	$6,387,804	$5,229,700

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics. The Company has responded to the COVID-19 pandemic in numerous ways, including by actively participating in the PPP and distributing over $450 million to small businesses in our markets. As of December 31, 2022 and 2021, the Company had $1.1 million and $58.9 million in PPP loans, respectively. PPP loans are included in other commercial loans in the loan tables.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Total
Real Estate:
Residential	$51	$—	$—	$51
Commercial	10,708	—	2,716	13,424
Construction	—	—	—	—

Other Loans:
Commercial	2,161	523	3,858	6,542
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	$12,920	$523	$6,574	$20,017

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$226	$—	$—	$—	$226
Commercial	18,399	—	—	—	18,399
Construction	—	—	—	—	—

Other Loans:
Commercial	1,574	160	14,023	25	15,782
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$20,199	$160	$14,023	$25	$34,407

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. All loans greater than 90 days or more past due are placed on non-accrual status. Effective January 1, 2020 with the adoption of ASC Topic 326, the Company began including non-accrual PCD loans in its non-performing loans. As such, the non-performing loans as of December 31, 2022 include PCD loans accounted for pursuant to ASC Topic 326 as these loans are individually evaluated. The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned as of the dates indicated:

	December 31, 2022	December 31, 2021
	(In Thousands)
Non-accrual loans with reserve	$20,369	$35,480
Non-accrual loans without reserve	$13,453	$12,534
Loans over 90 days past due and still accruing	—	—
Total non-performing loans	33,822	48,014
Real estate and other assets held for sale	619	171
Total non-performing assets	$34,441	$48,185
Troubled debt restructuring, still accruing	$6,587	$7,768

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2022, by class of loans (in thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Real Estate:
Residential	$1,516,135	$279	$6,350	$6,203	$12,832	$7,724
Commercial	2,751,933	327	878	11,477	12,682	13,396
Construction	605,043	298	139	—	437	—

Other Loans:
Commercial	1,044,898	413	128	4,635	5,176	4,862
Home equity and improvement	269,183	4,342	489	1,190	6,021	1,637
Consumer finance	209,062	2,763	1,397	2,227	6,387	2,401
PCD	17,082	603	495	2,651	3,749	3,802

Total Loans	$6,413,336	$9,025	$9,876	$28,383	$47,284	$33,822

The Company recognized $858,000 of interest income on nonaccrual loans during the year ended December 31, 2022.

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

The Company recognized $2.0 million of interest income on nonaccrual loans during the year ended December 31, 2021.

Troubled Debt Restructurings

As of December 31, 2022 and 2021, the Company had a recorded investment in TDRs of $19.3 million and $11.9 million, respectively. The Company allocated $328,000 and $378,000 of specific reserves to those loans at December 31, 2022 and 2021, respectively, and committed to lend additional amounts totaling up to $244,000 and $348,000 at December 31, 2022 and 2021, respectively.

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

Of the loans modified in a TDR, $12.7 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the years indicated (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2022		Loans Modified as a TDR for the Twelve Months Ended December 31, 2021		Loans Modified as a TDR for the Twelve Months Ended December 31, 2020
	($ in thousands)		($ in thousands)		($ in thousands)
Troubled Debt Restructurings:	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	11	$2,097	6	$685	7	$892
Commercial	4	5,094	—	—	6	7,760
Construction	—	—	—	—	—	—

Other Loans:
Commercial	3	4,281	8	2,888	9	7,546
Home equity and improvement	8	343	—	—	4	92
Consumer finance	10	106	2	7	—	—

Total	36	$11,921	16	$3,580	26	$16,290

The loans described above increased the allowance by $436,000 and $21,000 and $660,000 for the years ended December 31, 2022, and 2021 and 2020, respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the indicated:

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2022
	($ in thousands)
TDRs That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of period end)
Real Estate:
Residential	3	$282
Commercial	—	—
Construction	—	—

Other Loans:
Commercial	—	—
Home equity and improvement	1	60
Consumer finance	2	40

Total	6	$382

The TDRs that subsequently defaulted described above increased the allowance by $17,000 for the year ended December 31, 2022. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed regarding the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

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

As of December 31, 2022, and based on the most recent analysis performed, the risk category and recorded investment in loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,519,657	$935	$8,375	$—	$8,375	$1,528,967
Commercial	2,698,292	46,029	20,294	—	20,294	2,764,615
Construction	605,480	—	—	—	—	605,480

Other Loans:
Commercial	1,016,925	26,319	6,830	—	6,830	1,050,074
Home equity and improvement	273,613	—	1,591	—	1,591	275,204
Consumer finance	213,078	—	2,371	—	2,371	215,449
PCD	13,904	2,590	4,337	—	4,337	20,831

Total Loans (1)	$6,340,949	$75,873	$43,798	$—	$43,798	$6,460,620

(1) Total loans are net undisbursed loan funds and deferred fees and costs

As of December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,146,212	$1,316	$10,066	$—	$10,066	$1,157,594
Commercial	2,324,846	93,676	29,141	—	29,141	2,447,663
Construction	365,403	19,522	—	—	—	384,925

Other Loans:
Commercial	856,402	14,815	13,752	—	13,752	884,969
Home equity and improvement	258,914	—	2,034	—	2,034	260,948
Consumer finance	125,879	—	1,853	—	1,853	127,732
PCD	19,547	101	12,689	—	12,689	32,337

Total Loans (1)	$5,097,203	$129,430	$69,535	$—	$69,535	$5,296,168

(1) Total loans are net undisbursed loan funds and deferred fees and costs

The table below presents the amortized cost basis of loans by vintage, credit quality indicator and class of loans as of December 31, 2022 and 2021 (in thousands):

	Term of loans by origination
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022

Real Estate
Residential:
Risk Rating
Unclassified	$264,884	$474,992	$335,982	$93,548	$51,710	$296,089	$2,452	$1,519,657
Special Mention	—	—	180	30	80	78	567	935
Substandard	280	1,648	1,614	922	517	3,394	—	8,375
Doubtful	—	—	—	—	—	—	—	—
Total	$265,164	$476,640	$337,776	$94,500	$52,307	$299,561	$3,019	$1,528,967

Commercial:
Risk Rating
Unclassified	$582,384	$506,386	$517,790	$324,210	$194,240	$557,728	$15,554	$2,698,292
Special Mention	161	3,614	—	593	25,395	15,561	705	46,029
Substandard	115	2,104	527	4,612	4,455	8,348	133	20,294
Doubtful	—	—	—	—	—	—	—	—
Total	$582,660	$512,104	$518,317	$329,415	$224,090	$581,637	$16,392	$2,764,615

Construction:
Risk Rating
Unclassified	$348,570	$182,755	$53,161	$20,994	$—	$—	$—	$605,480
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$348,570	$182,755	$53,161	$20,994	$—	$—	$—	$605,480

Other Loans
Commercial:
Risk Rating
Unclassified	$266,501	$208,663	$90,014	$49,887	$23,719	$22,515	$355,626	$1,016,925
Special Mention	1,891	4,094	3,913	1,533	1,160	5,365	8,363	26,319
Substandard	16	119	3,897	4	190	204	2,400	6,830
Doubtful	—	—	—	—	—	—	—	—
Total	$268,408	$212,876	$97,824	$51,424	$25,069	$28,084	$366,389	$1,050,074

Home equity and Improvement:
Risk Rating
Unclassified	$30,009	$21,116	$5,387	$3,592	$1,849	$30,509	$181,151	$273,613
Special Mention	—	—	—	—	—	—	—	—
Substandard	44	14	—	28	32	502	971	1,591
Doubtful	—	—	—	—	—	—	—	—
Total	$30,053	$21,130	$5,387	$3,620	$1,881	$31,011	$182,122	$275,204

Consumer Finance:
Risk Rating
Unclassified	$133,194	$33,109	$17,219	$13,681	$4,022	$2,529	$9,324	$213,078
Special Mention	—	—	—	—	—	—	—	—
Substandard	676	483	668	316	62	34	132	2,371
Doubtful	—	—	—	—	—	—	—	—
Total	$133,870	$33,592	$17,887	$13,997	$4,084	$2,563	$9,456	$215,449

PCD:
Risk Rating
Unclassified	$—	$—	$—	$131	$369	$13,117	$287	$13,904
Special Mention	—	—	—	—	—	292	2,298	2,590
Substandard	—	—	—	2	22	3,697	616	4,337
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$133	$391	$17,106	$3,201	$20,831

	Term of loans by origination
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021

Real Estate
Residential:
Risk Rating
Unclassified	$219,006	$373,439	$112,781	$65,544	$71,794	$301,735	$1,913	$1,146,212
Special Mention	—	190	—	—	59	109	958	1,316
Substandard	465	780	1,198	1,006	2,095	4,522	—	10,066
Doubtful	—	—	—	—	—	—	—	—
Total	$219,471	$374,409	$113,979	$66,550	$73,948	$306,366	$2,871	$1,157,594

Commercial:
Risk Rating
Unclassified	$514,333	$493,575	$388,117	$230,734	$237,712	$451,113	$9,262	$2,324,846
Special Mention	294	5,349	5,533	11,055	49,993	20,662	790	93,676
Substandard	172	570	4,920	5,525	62	17,665	227	29,141
Doubtful	—	—	—	—	—	—	—	—
Total	$514,799	$499,494	$398,570	$247,314	$287,767	$489,440	$10,279	$2,447,663

Construction:
Risk Rating
Unclassified	$198,221	$100,606	$55,707	$10,039	$685	$145	$—	$365,403
Special Mention	—	12,500	—	5,996	1,026	—	—	19,522
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$198,221	$113,106	$55,707	$16,035	$1,711	$145	$—	$384,925

Other Loans
Commercial:
Risk Rating
Unclassified	$293,644	$132,703	$84,668	$47,421	$24,269	$17,038	$256,659	$856,402
Special Mention	—	2,180	4,094	272	1,264	4,663	2,342	14,815
Substandard	136	11,550	23	288	388	131	1,236	13,752
Doubtful	—	—	—	—	—	—	—	—
Total	$293,780	$146,433	$88,785	$47,981	$25,921	$21,832	$260,237	$884,969

Home equity and Improvement:
Risk Rating
Unclassified	$24,707	$6,870	$4,867	$2,879	$5,534	$31,317	$182,740	$258,914
Special Mention	—	—	—	—	—	—	—	—
Substandard	15	—	28	48	27	690	1,226	2,034
Doubtful	—	—	—	—	—	—	—	—
Total	$24,722	$6,870	$4,895	$2,927	$5,561	$32,007	$183,966	$260,948

Consumer Finance:
Risk Rating
Unclassified	$50,202	$25,866	$23,000	$9,643	$4,313	$2,769	$10,086	$125,879
Special Mention	—	—	—	—	—	—	—	—
Substandard	196	707	619	129	67	131	4	1,853
Doubtful	—	—	—	—	—	—	—	—
Total	$50,398	$26,573	$23,619	$9,772	$4,380	$2,900	$10,090	$127,732

PCD:
Risk Rating
Unclassified	$—	$—	$170	$1,753	$1,860	$12,496	$3,268	$19,547
Special Mention	—	—	—	—	—	101	—	101
Substandard	—	—	67	28	3,242	6,490	2,862	12,689
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$237	$1,781	$5,102	$19,087	$6,130	$32,337
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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At December 31, 2022, the Company had $1.7 billion in unfunded commitments and set aside $6.8 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. There may be significant changes in the ACL in future periods determined by prevailing factors at that point in time along with future forecasts.

The following tables disclose the annual activity in the allowance for credit losses for the periods indicated by portfolio segment (in thousands):

Year ended December 31, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468
Charge-Offs	(1,052)	(443)	(16)	(5,705)	(344)	(971)	(8,531)
Recoveries	867	602	3	398	292	214	2,376
Provision expense (recovery)	4,867	1,660	1,034	3,666	(125)	1,401	12,503
Ending Allowance	$16,711	$34,218	$4,025	$11,769	$4,044	$2,049	$72,816

Year ended December 31, 2021	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
Charge-Offs	(110)	(3,776)	—	(6,960)	(63)	(476)	(11,385)
Recoveries	261	438	—	1,321	248	239	2,507
Provision expense (recovery)	(5,656)	(7,680)	263	7,384	(703)	(341)	(6,733)
Ending Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468

Year ended December 31, 2020	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,867	$16,302	$996	$9,003	$1,700	$375	$31,243
Impact of ASC 326 Adoption	1,765	3,682	(223)	(2,263)	(521)	(86)	2,354
Acquisition related allowance for credit loss (PCD)	1,077	4,053	—	2,272	248	48	7,698
Charge-Offs	(307)	(4,237)	(1)	(1,350)	(164)	(293)	(6,352)
Recoveries	342	1,352	—	1,850	262	176	3,982
Provision expense (recovery) (1)	11,790	22,265	1,969	2,153	3,214	1,763	43,154
Ending Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
(1)
Provision for the twelve months ended December 31, 2020, includes $25.9 million as a result of the Merger with UCFC in the first quarter.

Purchased Credit Deteriorated Loan

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of December 31, 2022 and December 31, 2021 is as follows (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(Dollars In Thousands)
Real Estate:
Residential	$11,546	$139	$13,396	$197
Commercial	1,544	34	5,878	151
Construction	—	—	—	—
	13,090	173	19,274	348
Other Loans:
Commercial	5,058	594	9,167	1,531
Home equity and improvement	2,409	80	3,405	154
Consumer finance	274	5	491	7
	7,741	679	13,063	1,692
Total	$20,831	$852	$32,337	$2,040

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31,
	2022	2021
	(Dollars In Thousands)
Beginning balance	$18,426	$23,384
New loans	39,434	11,603
Effect of changes in composition of related parties	—	(100)
Repayments	(37,024)	(16,461)
Ending Balance	$20,836	$18,426

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $4.3 million as of December 31, 2022 and $3.3 million as of December 31, 2021.
7.
Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Gain from sale of mortgage loans	$5,787	$16,437	$36,359
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	7,464	7,574	7,296
Amortization of mortgage servicing rights	(5,399)	(7,893)	(7,477)
Mortgage servicing rights valuation adjustments	2,019	5,807	(7,979)
	4,084	5,488	(8,160)
Net mortgage banking income	$9,871	$21,925	$28,199

Activity for capitalized mortgage servicing rights (“MSRs”) and the related valuation allowance is as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$22,244	$21,666	$10,801
Loans sold, servicing retained	5,013	8,471	8,595
Mortgage servicing rights acquired	—	—	9,747
Amortization	(5,399)	(7,893)	(7,477)
Carrying value before valuation allowance at end of period	21,858	22,244	21,666
Valuation allowance:
Balance at beginning of period	(2,706)	(8,513)	(534)
Impairment recovery (charges)	2,019	5,807	(7,979)
Balance at end of period	(687)	(2,706)	(8,513)
Net carrying value of MSRs at end of period	$21,171	$19,538	$13,153
Fair value of MSRs at end of period	$27,382	$20,921	$13,153

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2022, 2021 or 2020. Expense (credit) recognized related to the accrual was $0, $0 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31,
	2022		2021
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(Dollars In Thousands)
Fannie Mae	7,504	$957,137	7,545	$913,336
Freddie Mac	16,410	1,994,469	16,987	2,012,895
Federal Home Loan Bank	56	7,513	61	8,260
Other	77	5,587	90	6,805
Totals	24,047	$2,964,706	24,683	$2,941,296

Custodial escrow balances maintained in connection with serviced loans were $31.3 million and $32.4 million at December 31, 2022 and 2021, respectively.

Significant assumptions at December 31, 2022, used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 115 and a weighted average discount rate of 9.01%. Significant assumptions at December 31, 2021, used in determining the value of MSRs include a weighted average prepayment rate of 204 PSA and a weighted average discount rate of 8.00%.

8.
Premises and Equipment and Leases

Premises and equipment are summarized as follows:

	December 31,
	2022	2021
	(In Thousands)
Cost:
Land	$13,200	$13,369
Land improvements	1,730	1,587
Buildings	59,376	59,167
Leasehold improvements	3,706	3,655
Furniture, fixtures and equipment	42,616	41,075
Construction in process	3,565	315
	124,193	119,168
Less allowances for depreciation and amortization	(68,652)	(63,566)
	$55,541	$55,602

Depreciation expense was $5.6 million, $6.3 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Leases

On January 31, 2020, the Company performed a valuation on UCFC’s leases to determine an initial right of use asset (ROU asset) and lease liability in connection with the Merger. The Company recorded an initial ROU asset of $5.0 million and a lease liability of $5.1 million for these leases.

The Company’s lease agreements have maturity dates ranging from January 2023 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 13.29 and 14.21 years as of December 31, 2022 and 2021, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate or swap rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.52% and 2.57% as of December 31, 2022 and 2021, respectively.

The total operating lease costs were $2.4 million for the years ended December 31, 2022 and 2021, and $2.3 million for the year ended December 31, 2020. The right-of-use asset, included in other assets, was $14.9 million and $15.4 million at December 31, 2022 and 2021, respectively. The lease liabilities, included in other liabilities, were $15.6 million and $16.1 million as of December 31, 2022 and 2021, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments at December 31, 2022 as follows:

(in thousands)
2023	$2,436
2024	2,051
2025	1,649
2026	1,387
2027	1,300
Thereafter	11,852
Total undiscounted minimum lease payments	$20,675
Present value adjustment	(5,061)
Total lease liabilities	$15,614

9.
Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31,
	2022	2021
	(In Thousands)
Beginning balance	$317,948	$317,948
Goodwill acquired or adjusted during the year	40	—
Ending balance	$317,988	$317,948

The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. The Company conducted a quantitative goodwill impairment assessment at December 31, 2022. The impairment assessment compared the fair value of identified reporting units with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's assessment estimated fair value on an income approach that incorporated a discounted cash flow (“DCF”) model that involves management assumptions based upon future growth projections. Results of the assessment indicated no goodwill impairment as of December 31, 2022. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2022, 2021 and 2020, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(In Thousands)
Balance as of January 1, 2020	$20,633	$(16,861)	$3,772
Intangible assets acquired	33,014	—	33,014
Amortization of intangible assets	—	(6,449)	(6,449)
Balance as of December 31, 2020	53,647	(23,310)	30,337
Intangible assets acquired	—	—	—
Amortization of intangible assets	—	(6,208)	(6,208)
Balance as of December 31, 2021	53,647	(29,518)	24,129
Intangible assets acquired	395	—	395
Amortization of intangible assets	—	(5,450)	(5,450)
Balance as of December 31, 2022	$54,042	$(34,968)	$19,074

Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2023	$5,572
2024	4,273
2025	3,387
2026	2,647
2027	1,946
Thereafter	1,249
Total	$19,074

10.
Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31,
	2022	2021	2020
	(In Thousands)
Checking and money market accounts	$14,927	$4,754	$9,710
Savings accounts	174	172	222
Certificates of deposit	9,808	8,556	16,986
Totals	$24,909	$13,482	$26,918

A summary of deposit balances is as follows:

	December 31,
	2022	2021
	(In Thousands)
Noninterest-bearing checking accounts	$1,869,509	$1,724,772
Interest-bearing checking and money market accounts	3,185,440	2,952,705
Savings deposits	798,003	804,451
Retail certificates of deposit less than $250,000	645,318	636,477
Retail certificates of deposit greater than and equal to $250,000	264,741	163,646
Brokered deposits	143,708	—
Totals	$6,906,719	$6,282,051

Included in total deposits above are related-party deposits of $11.6 million and $2.4 million at December 31, 2022 and 2021, respectively.

Scheduled maturities of certificates of deposit at December 31, 2022, are as follows (in thousands):

2023	$588,723
2024	260,126
2025	32,459
2026	17,423
2027	11,195
Thereafter	133
Total	$910,059

11. Advances from Federal Home Loan Bank

The Bank has the ability to borrow funds from the FHLB. The Bank pledges its single-family residential mortgage loan portfolio, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by residential mortgages must have collateral of at least 127% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 120% and 122% of the borrowings, respectively. Total loans pledged to the FHLB at December 31, 2022, and December 31, 2021, were $2.7 billion and $2.1 billion, respectively. The Bank could obtain advances of up to approximately $2.0 billion from the FHLB at December 31, 2022.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. At December 31, 2021, the Bank had no outstanding FHLB advances. At December 31, 2022, advances from the FHLB were as follows:

2023	$428,000
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Totals	$428,000

12.
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

In March 2007, the Company sponsored an affiliated trust, Premier Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 6.27% and 1.70% as of December 31, 2022 and 2021, respectively.

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

The Company also sponsors an affiliated trust, Premier Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 6.15% and 1.58% as of December 31, 2022 and 2021, respectively.

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

	December 31,
	2022	2021
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Subordinated debentures	$49,020	$48,893

13.
Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

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

Total Company had no outstanding securities sold under agreement to repurchase at December 31, 2022 or December 31, 2021.

As of December 31, 2022 and 2021, the Company had the following undrawn lines of credit facilities available for short-term borrowing purposes:

A $20.0 million line of credit with First Horizon Bank. The rate on the line of credit is at three- month SOFR + 2.12%, with a floor of 2.50%, which floats quarterly. This line was undrawn upon as of December 31, 2022 and 2021.

A $50.0 million line of credit with U.S. Bank. The rate on this line of credit is U.S. Bank’s federal funds rate, which floats daily. This line was undrawn upon as of December 31, 2022 and 2021.

A $44.5 million discount window for short-term or late day borrowing needs with the Federal Reserve Bank of Cleveland. The Company pledges investment security collateral to maintain borrowing capacity. This line was undrawn upon as of December 31, 2022.

14.
Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31,
	2022	2021	2020
	(In Thousands)
Legal and other professional fees	$7,622	$7,325	$5,119
Marketing	2,160	1,940	1,938
OREO expenses and write-downs	150	117	86
Printing and office supplies	953	941	1,032
Postage	1,279	1,257	1,173
Check charge-offs and fraud losses	1,350	762	870
Credit and collection expense	584	714	550
Other	11,991	11,388	11,649
Total other noninterest expense	$26,089	$24,444	$22,417

15.
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

Included in accumulated other comprehensive income at December 31, 2022, 2021 and 2020, are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31,
	2022	2021	2020
	(In Thousands)
Unrecognized prior service cost	$47	$57	$71
Unrecognized actuarial (gain) loss	(556)	43	29
Total (gain) loss recognized in Accumulated Other Comprehensive Income	(509)	100	100
Income tax effect	107	(21)	(21)
Net (gain) loss recognized in Accumulated Other Comprehensive Income	$(402)	$79	$79

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31,
	2022	2021
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,759	$2,787
Service cost	52	60
Interest cost	67	53
Participant contribution	27	22
Actuarial (gains) / losses	(599)	13
Benefits paid	(187)	(176)
Benefit obligation at end of year	2,119	2,759
Change in fair value of plan assets:
Balance at beginning of year	—	—
Employer contribution	160	154
Participant contribution	27	22
Benefits paid	(187)	(176)
Balance at end of year	—	—
Funded status at end of year	$(2,119)	$(2,759)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2022	2021	2020
	(In Thousands)
Service cost-benefits attributable to service during the period	$52	$60	$61
Interest cost on accumulated postretirement benefit obligation	67	53	87
Net amortization and deferral	10	13	13
Net periodic postretirement benefit cost	129	126	161
Net (gain) / loss during the year	(599)	13	(195)
Amortization of prior service cost and actuarial losses	(10)	(13)	(13)
Total recognized in comprehensive income (loss)	(609)	—	(208)
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$(480)	$126	$(47)

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2022	2021	2020
Weighted average discount rates:
Used to determine benefit obligations at December 31	5.00%	2.50%	2.00%
Used to determine net periodic postretirement benefit cost for years ended December 31	2.50%	2.00%	3.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.00%	6.50%	5.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.90%	3.90%	4.00%
Year that rate reaches ultimate trend rate	2075	2075	2075

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2023	$193
2024	203
2025	212
2026	224
2027	159
2028 through 2032	806

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The Company expects to contribute $193,000 before reflecting expected Medicare retiree drug subsidy payments in 2022.

16.
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

The following schedule presents Premier consolidated and the Bank’s regulatory capital ratios as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$728,883	9.91%	$331,019	4.5%	N/A	N/A
Premier Bank	$775,907	10.58%	$330,008	4.5%	$476,678	6.5%
Tier 1 Capital
Consolidated	$763,883	9.37%	$326,094	4.0%	N/A	N/A
Premier Bank	$775,907	9.55%	$324,949	4.0%	$406,187	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$763,883	10.38%	$441,359	6.0%	N/A	N/A
Premier Bank	$775,907	10.58%	$440,011	6.0%	$586,681	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$892,663	12.14%	$588,478	8.0%	N/A	N/A
Premier Bank	$854,687	11.65%	$586,681	8.0%	$733,352	10.0%

(1)
Excludes capital conservation buffer of 2.50% as of December 31, 2022.

	December 31, 2021
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$689,930	10.92%	$284,394	4.5%	N/A	N/A
Premier Bank	$725,600	11.53%	$283,265	4.5%	$409,160	6.5%
Tier 1 Capital
Consolidated	$724,930	10.10%	$287,138	4.0%	N/A	N/A
Premier Bank	$725,600	10.16%	$285,664	4.0%	$357,080	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$724,930	11.47%	$379,192	6.0%	N/A	N/A
Premier Bank	$725,600	11.53%	$377,686	6.0%	$503,582	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$844,389	13.36%	$505,589	8.0%	N/A	N/A
Premier Bank	$795,059	12.63%	$503,582	8.0%	$629,477	10.0%

(1)
Excludes capital conservation buffer of 2.50% as of December 31, 2021.

Dividend Restrictions - Dividends paid by the Bank to Premier are subject to various regulatory restrictions. The Bank paid $58.0 million in net dividends to Premier in 2022 and $35.0 million in 2021. The Bank may not pay dividends to Premier in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits without the approval of the ODFI. As of December 31, 2022, the Bank could dividend up to an additional $125.0 million to Premier. First Insurance Group paid $2.0 million in dividends to Premier in 2022 and $2.0 million in dividends in 2021. PFC Risk Management paid $1.6 million in dividends to Premier in 2022 and $1.8 million in 2021. PFC Capital received $3.0 million in cash infusion from Premier in 2022 and paid $7.5 million in dividends in 2021.

17.
Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In Thousands)
Current:
Federal	$24,698	$24,256	$25,323
State and local	704	723	650
Deferred	(1,306)	5,393	(9,781)
	$24,096	$30,372	$16,192

The effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Years Ended December 31,
	2022	2021	2020
	(In Thousands)
Tax expense at statutory rate (21%)	$26,519	$32,849	$16,646
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	557	571	513
Tax exempt interest income, net of TEFRA	(723)	(839)	(806)
Bank owned life insurance	(829)	(1,075)	(882)
Captive insurance	(417)	(365)	(445)
Other	(1,011)	(769)	1,166
Totals	$24,096	$30,372	$16,192

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Premier’s deferred federal income tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(In Thousands)
Deferred federal income tax assets:
Allowance for credit losses	$15,291	$13,958
Allowance for unfunded commitments	1,431	1,056
Interest on nonaccrual loans	672	686
Postretirement benefit costs	408	537
Cash flow hedge derivative	8,407	—
Deferred compensation	1,841	2,216
Individually evaluated loans	568	1,138
Net unrealized loss on available-for-sale securities	37,810	1,070
Accrued vacation	10	10
Accrued bonus	1,419	1,054
Lease liability	3,279	3,391
Net operating loss carryforward	239	273
Other	2,254	2,363
Total deferred federal income tax assets	73,629	27,752
Deferred federal income tax liabilities:
Equity securities fair value	35	429
Goodwill	4,889	4,726
Mortgage servicing rights	4,446	4,103
Cash flow hedge derivative	—	142
Fixed assets	2,525	2,368
Other intangible assets	3,847	4,987
Deferred loan origination fees and costs	2,203	1,266
Prepaid expenses	1,117	881
Right of use asset	3,139	3,242
Other	416	663
Total deferred federal income tax liabilities	22,617	22,807
Net deferred federal income tax asset/ (liability)	$51,012	$4,945

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2022.

Retained earnings at December 31, 2022, include approximately $32.1 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2022, was approximately $6.7 million.

The total amount of interest and penalties recorded in the income statement was $0 for each of the years ended December 31, 2022, 2021 and 2020. The amount accrued for interest and penalties was $0 at December 31, 2022, 2021 and 2020.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the states of Indiana and West Virginia. The Company is no longer subject to examination by taxing authorities for years before 2019. At December 31, 2022, the Company also operated in the states of Ohio, Pennsylvania and Michigan, which tax financial institutions based on their equity rather than their income.

The Company’s net operating loss of $1.1 million will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2029. This tax benefit is subject to an annual limitation under Internal Revenue Code Section 382; however, Premier and the Bank expect to utilize the full amount of the benefit.

18.
Employee Benefit Plans

401(k) Plan

Employees of Premier are eligible to participate in the Premier Financial Corp. 401(k) Employee Savings Plan (the “Premier 401(k)”) if they meet certain age and service requirements. Under the Premier 401(k), Premier matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The Premier 401(k) also provides for a discretionary Premier contribution in addition to the Premier matching contribution. Premier matching contributions totaled $2.7 million, $2.6 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

The executive group life plan covers various employees, including the Company’s named executive officers. Under the terms of the group life plan, the Bank will purchase and own life insurance policies covering the lives of employees selected by the Board of Directors of the Bank as participants. There was $411,000, $(121,000) and $40,000 of expense/(recovery) recorded for the years ended December 31, 2022, 2021 and 2020, respectively, with a liability of $2.0 million and $1.7 million for future benefits recorded at December 31, 2022 and 2021, respectively.

Deferred Compensation

The deferred compensation plans cover all directors and certain employees that elect to participate. Under the plans, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over a defined time period. The deferred compensation plans have approximately $10.3 million and $8.0 million in assets and liabilities, respectively, as of December 31, 2022, which are matched in terms of investment elections. As of December 31, 2021, the deferred compensation plans had approximately $9.4 million and $7.4 million in assets and liabilities, respectively, which were matched in terms of investment elections. Every year, other noninterest expense reflects the net changes in fair value of the underlying investments in the assets and liabilities. The net expense (income) recorded for the deferred compensation plan for each of the last three years was $414,000, $(66,000) and $(11,000) in 2022, 2021 and 2020, respectively.

19.
Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees. On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Company's merger (the "Merger") with United Community Federal Corp. ("UCFC"), Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan (the “UCFC 2007 Plan”) and UCFC’s 2015 Long Term Incentive Plan, which has since been renamed as the “Premier Financial Corp. 2015 Long Term Incentive Plan” (the “2015 Plan”). Premier also assumed the shares available for future issuance under the 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger remain subject to the terms of the 2015 Plan, but became exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options. Besides certain options issued under the First Defiance Financial Corp. 2010 Equity Incentive Plan, all awards currently outstanding are issued under the 2018 Equity Plan or the 2015 Plan. The 2018 Equity Plan and the 2015 Plan were each amended and restated in February 2022 to align certain administrative components of the plans in addition to enhancing certain governance components. New awards will be made under either the 2018 Equity Plan or the 2015 Plan as the Company determines. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, restricted stock, stock, stock appreciation rights, or other stock-based awards. The 2015 Plan allows for the issuance of up to 1.2 million common shares, as adjusted for the Merger, through the award of options, stock, restricted stock, stock units, stock appreciation rights, or performance stock awards.

The Company maintains Long-Term Equity Incentive Plans (each, an "LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan"). Under the Executive LTIP, participants may earn between 20% to 50% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 86,190 performance stock units ("PSUs") to the participants under the Executive LTIP during 2022, which represents the maximum target award. The value of awards issued in 2021 and 2022 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these LTIPs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement of the participant.

The maximum amount of compensation expense that may be earned for the PSUs at December 31, 2022, is approximately $6.3 million in the aggregate. However, the estimated expense that is expected to be earned as of December 31, 2022, is $4.2 million of which $944,000 was unrecognized at December 31, 2022, and will be recognized over the remaining performance periods. Total expense of $873,000 and $1.6 million was recorded for the years ended December 31, 2022 and December 31, 2021, respectively

Beginning in 2022, under the Key Plan, the participants are granted restricted stock awards ("RSAs") based upon the achievement of certain targets in the prior year. Prior to 2022, restricted stock units ("RSUs") were issued to participants under the same plan. The participants can earn from 5% to 10% of their salary in RSAs or RSUs, that vest three years from the date of grant. The Company granted 19,612 in RSAs and 17,542 RSUs in the first quarter of 2022 and 2021, respectively, as a payout under the Key Plan.

In the 2022, the Company also granted 37,800 discretionary RSAs that vest over a period of time ranging from one to three years. Of these grants, 14,712 were issued to directors and have a one year vesting period. The fair value of all granted restricted shares was determined by the stock price at the date of the grant.

At December 31, 2022, a total of 361,021 restricted grants were outstanding. Compensation expense is recognized over the performance or vesting period. Total expense of $1.1 million and $1.3 million was recorded for the years ended December 31, 2022 and 2021, respectively. Approximately $2.1 million and $2.7 million is included within other liabilities at December 31, 2022 and December 31, 2021, respectively, related to the cash portion of the Company's Short-Term Incentive Plans.

The following table sets forth Premier's performance and restricted stock activity during the year ended December 31, 2022:

	Performance Stock Units		Restricted Stock Units		Restricted Stock Awards
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2022	164,970	$28.34	51,773	$28.44	58,260	$29.71
Granted	86,190	30.67	—	—	81,412	28.31
Vested	—	—	(13,637)	29.00	(35,159)	27.97
Forfeited	(21,347)	29.34	(6,340)	27.25	(5,101)	30.50
Unvested at December 31, 2022	229,813	$29.12	31,796	$28.44	99,412	$29.14

As of December 31, 2022, 29,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

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

There were no options granted during the years ended December 31, 2022 and 2021.

Following is stock option activity under the plans during the year ended December 31, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2022	35,661	$21.72
Forfeited or cancelled	(3,000)	17.68
Exercised	(3,000)	17.68
Granted	—	—
Options outstanding, December 31, 2022	29,661	$25.54	4.08	$131,425
Exercisable at December 31, 2022	29,661	$25.54	4.08	$131,425

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$29	$11	$189
Cash received from option exercises	53	8	—
Tax benefit realized from option exercises	6	2	40

As of December 31, 2022, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of one month.

20.
Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, are as follow:

	December 31,
Statements of Financial Condition	2022	2021
	(In Thousands)
Assets
Cash and cash equivalents	$15,264	$24,152
Equity securities	7,832	14,097
Investment in banking subsidiary	909,552	1,034,379
Investment in non-bank subsidiaries	37,191	33,102
Other assets	5,145	4,110
Total assets	$974,984	$1,109,840
Liabilities and stockholders’ equity:
Subordinated debentures	$85,103	$84,976
Accrued liabilities	2,160	1,368
Stockholders’ equity	887,721	1,023,496
Total liabilities and stockholders’ equity	$974,984	$1,109,840

	Years Ended December 31,
Statements of Income	2022	2021	2020
	(In Thousands)
Dividends from subsidiaries	$58,550	$46,315	$25,900
Interest income	657	520	30
Interest expense	(3,327)	(2,713)	(1,308)
Other income	—	1,955	105
Noninterest expense	(1,391)	(997)	(902)
Other expense	(551)	—	—
Income before income taxes and equity in earnings of subsidiaries	53,938	45,080	23,825
Income tax credit	(969)	(259)	(423)
Income before equity in earnings of subsidiaries	54,907	45,339	24,248
Undistributed equity in earnings of subsidiaries	47,280	80,712	38,829
Net income	102,187	126,051	63,077
Other comprehensive income (loss)	(170,032)	(18,432)	10,409
Comprehensive income (loss)	$(67,845)	$107,619	$73,486

	Years Ended December 31,
Statements of Cash Flows	2022	2021	2020
	(In Thousands)
Operating activities:
Net income	$102,187	$126,051	$63,077
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed equity in earnings of subsidiaries	(47,280)	(80,712)	(38,829)
Change in other assets and liabilities	156	380	1,630
Net cash provided by (used in) operating activities	55,063	45,719	25,878
Investing activities:
Net Cash received for United Community Financial Corp.	—	—	9,414
Sale of equity securities	8,714	—	—
Purchase of equity securities	(3,000)	(11,053)	(1,000)
Net cash used in investing activities	5,714	(11,053)	8,414
Financing activities:
Repurchase of common stock	(26,870)	(29,583)	(10,183)
Cash dividends paid	(42,795)	(38,948)	(32,898)
Proceeds from subordinated debentures	—	—	48,777
Direct stock sales	—	—	18
Net cash used in financing activities	(69,665)	(68,531)	5,714
Net increase (decrease) in cash and cash equivalents	(8,888)	(33,865)	40,006
Cash and cash equivalents at beginning of year	24,152	58,017	18,011
Cash and cash equivalents at end of year	$15,264	$24,152	$58,017

21.
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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. government corporations and agencies	$48,198	$95,909	$—	$144,107
Mortgage-backed securities	—	167,589	—	167,589
Collateralized mortgage obligations	—	249,805	—	249,805
Asset-backed securities	—	192,505	—	192,505
Corporate bonds	—	64,482	—	64,482
Obligations of states and political subdivisions	—	221,594	—	221,594
Equity securities	7,832	—	—	7,832
Loans held for sale, at fair value	—	23,589	91,662	115,251
Interest rate swaps	—	4,494	—	4,494
Mortgage banking derivative - asset	—	1,349	—	1,349
Liabilities:
Interest rate swaps	—	4,494	—	4,494
Cash flow hedge derivative	—	40,032	—	40,032

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$174,710	$—	$174,710
Mortgage-backed securities	—	206,751	—	206,751
Collateralized mortgage obligations	—	260,168	—	260,168
Asset-backed securities	—	220,536	—	220,536
Corporate bonds	—	70,893	—	70,893
Obligations of states and political subdivisions	—	273,202	—	273,202
Equity securities	14,097	—	—	14,097
Loans held for sale, at fair value	—	28,780	134,167	162,947
Interest rate swaps	—	1,287	—	1,287
Cash flow hedge derivative	—	854	—	854
Mortgage banking derivative - asset	—	2,336	—	2,336
Liabilities:
Interest rate swaps	—	1,292	—	1,292

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve month periods ended December 31, 2022 and 2021.

	Construction loans held for sale
	Twelve Months Ended December 31,
	2022	2021
Balance of recurring Level 3 assets at beginning of period	$134,167	$123,029
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(20,587)	(3,716)
Originations	98,845	128,844
Sales	(120,763)	(113,990)
Balance of recurring Level 3 assets at end of period	$91,662	$134,167

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$91,662	Adjusted secondary market pricing	Adjustments	0.00 - 1.04%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$134,167	Adjusted secondary market pricing	Adjustments	0.00% - 1.86%

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

The aggregate fair value of the residential mortgage loans held for sale at December 31, 2022 and 2021 was $23.6 million and $28.8 million, respectively and they had contractual balances of $25.3 million and $27.7 million, respectively. The difference between these two figures is recorded in gains and losses on the sale of loans held for sale. For the twelve months ended December 31, 2022, $2.3 million was recorded in losses on the sale of loans held for sale for the change in fair value. For the twelve months ended December 31, 2021, $5.0 million was recorded in gain on sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at December 31, 2022 and 2021 was $91.7 million and $134.2 million and they had a contractual balance of $103.1 million and $125.0 million, respectively. The difference between these two figures is recorded in gains and losses on the sale of loans held for sale. For the twelve months ended December 31, 2022, $20.6 million was recorded in losses on the sale of loans held for sale for the change in fair value. For the twelve months ended December 31, 2021, $3.7 million was recorded in gains on the sale of loans held for sale for the change in fair value.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial Real Estate	$—	$—	$3,512	$3,512
Commercial	—	—	5,492	5,492

Mortgage servicing rights	—	21,171	—	21,171

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial Real Estate	$—	$—	$2,749	$2,749
Commercial	—	—	8,564	8,564

Mortgage servicing rights	—	19,538	—	19,538

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$5,146	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-50%	28.29%

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

Individually analyzed loans, which are evaluated using the fair value of the collateral for collateral dependent loans, had a fair value of $9.0 million that includes a valuation allowance of $2.4 million and a fair value of $11.3 million that includes a valuation allowance of $7.1 million at December 31, 2022 and 2021, respectively. A provision recovery of $1.7 million and provision expense of $4.1 million, $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to these loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $21.2 million with a valuation allowance of $688,000 and a fair value of $19.5 million with a valuation allowance of $2.7 million at December 31, 2022 and 2021, respectively. A recovery of $2.0 and $5.8 million and an expense of $8.0 million was included in earnings for the years ended December 31, 2022, 2021 and 2020, respectively.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. There was no change in fair value of real estate held for sale for the years ended December 31, 2022, 2021 and 2020.

Fair Value of Financial Instruments

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

The Company uses an exit price income approach to determine the fair value of the loan portfolio. The model utilizes a discounted cash flow approach to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. For all periods presented, the estimated fair value of individually analyzed loans is based on the fair value of the collateral, less estimated cost to sell, or the present value of the loan’s expected future cash flows (discounted at the loan’s effective interest rate). All individually analyzed loans are classified as Level 3 within the valuation hierarchy.

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

The carrying values and estimated fair values of financial instruments at December 31, 2022 and 2021 were as follows:

		Fair Value Measurements at December 31, 2022
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$128,160	$128,160	$128,160	$—	$—
Federal Home Loan Bank Stock	29,185	N/A	N/A	N/A	N/A
Loans receivable, net	6,387,804	6,129,814	—	—	6,129,814
Accrued interest receivable	28,709	28,709	28,709

Financial Liabilities:
Deposits	$6,906,719	$6,881,110	$5,852,952	$1,028,158	$—
Advances from Federal Home Loan Bank	$428,000	427,999	$—	$427,999	$—
Subordinated debentures	85,103	76,989	—	—	76,989

		Fair Value Measurements at December 31, 2021
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$161,566	$161,566	$161,566	$—	$—
Federal Home Loan Bank Stock	11,585	N/A	N/A	N/A	N/A
Loans receivable, net	5,229,700	5,265,689	—	—	5,265,689
Accrued interest receivable	20,767	20,767	20,767

Financial Liabilities:
Deposits	$6,282,051	$6,280,336	$5,481,928	$798,408	$—
Subordinated debentures	84,976	85,417	—	—	85,417

22.
Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. The Bank had approximately $35.9 million and $65.4 million of interest rate lock commitments at December 31, 2022 and 2021, respectively. There were $254.0 million of forward sales of mortgage-backed securities and $305.0 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2022 and 2021, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2022			December 31, 2021
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking
Derivatives	$1,349	$—	$1,349	$2,336	$—	$2,336

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative net carrying value at December 31, 2022 and 2021 represents a fair value adjustment that runs through mortgage banking income.

	Twelve Months Ended December 31,
	2022	2021	2020
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(987)	$(1,497)	$2,154

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $67.3 million and fair value of $4.5 million in other assets and $4.5 million in other liabilities at December 31, 2022. The difference in fair value of $72,000 between the asset and liability represents a credit valuation adjustment that flows through noninterest income.

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

An interest rate swap with notional amount totaling $250 million as of December 31, 2021 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company’s floating rate loan pool and was determined to be highly effective during the period. The Company is receiving a fixed rate of 1.437% and paying one month LIBOR. The maturity date of this interest rate swap is May 2031. The gross aggregate fair value of the swap of $40.0 million is recorded in other liabilities in the Consolidated Balance Sheets at December 31, 2022, with changes in fair value recorded net of tax in other comprehensive income (loss). The Company expects the hedge to remain highly effective during the remaining terms of the swap.

	Twelve Months Ended December 31, 2022
	Amount of Gain (Loss) Recognized in OCI on Derivative	Total amount of Gain (Loss) on the Interest Rate Swap	Amount of Gain (Loss) Reclassified from OCI into Income
	(In Thousands)

Interest rate swap	$(32,300)	$(40,032)	$310

	Twelve Months Ended December 31, 2021
	Amount of Gain (Loss) Recognized in OCI on Derivative	Total amount of Gain (Loss) on the Interest Rate Swap	Amount of Gain (Loss) Reclassified from OCI into Income
	(In Thousands)

Interest rate swap	$674	$854	$1,716

23.
Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2022	(In Thousands, Except Per Share Amounts)
Interest income	$60,825	$63,058	$73,104	$80,725
Interest expense	2,931	3,962	9,792	18,106
Net interest income	57,894	59,096	63,312	62,619
Provision for credit losses	626	5,151	3,706	3,020
Provision for unfunded commitments	309	1,415	306	(246)
Net interest income after provision for credit losses	56,959	52,530	59,300	59,845
Noninterest income	16,863	14,365	16,704	14,228
Noninterest expense	41,295	39,089	41,099	43,028
Income before income taxes	32,527	27,806	34,905	31,045
Income taxes	6,170	5,446	6,710	5,770
Net income	$26,357	$22,360	$28,195	$25,275
Earnings per common share:
Basic	$0.73	$0.63	$0.79	$0.71
Diluted	$0.73	$0.63	$0.79	$0.71

	Three Months Ended
	March 31	June 30	September 30	December 31
2021	(In Thousands, Except Per Share Amounts)
Interest income	$61,372	$60,864	$60,861	$60,490
Interest expense	4,859	4,245	3,826	3,288
Net interest income	56,513	56,619	57,035	57,202
Provision for credit losses	(7,512)	(3,631)	1,594	2,816
Provision for unfunded commitments	550	(288)	226	(807)
Net interest income after provision for credit losses	63,475	60,538	55,215	55,193
Noninterest income	26,093	17,284	18,370	17,579
Noninterest expense	38,621	38,114	39,101	41,488
Income before income taxes	50,947	39,708	34,484	31,284
Income taxes	9,951	8,323	6,124	5,974
Net income	$40,996	$31,385	$28,360	$25,310
Earnings per common share:
Basic	$1.10	$0.84	$0.76	$0.69
Diluted	$1.10	$0.84	$0.76	$0.69

24.
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

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2022:
Securities available for sale and transferred securities:
Change in net unrealized (loss) during the period	$(174,953)	$(36,739)	$(138,214)
Reclassification adjustment for net losses included in net income	1	—	1
Cash flow hedge derivatives:
Change in net unrealized gain during the period	(40,494)	(8,504)	(31,990)
Reclassification adjustment for net gains included in net income	(392)	(82)	(310)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	599	126	473
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	10	2	8
Total other comprehensive income	$(215,229)	$(45,197)	$(170,032)

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2021:
Securities available for sale and transferred securities:
Change in net unrealized (loss) during the period	$(21,967)	$(4,613)	$(17,354)
Reclassification adjustment for net losses included in net income	(2,218)	(466)	(1,752)
Cash flow hedge derivatives:
Change in net unrealized gain during the period	3,025	635	2,390
Reclassification adjustment for net gains included in net income	(2,172)	(456)	(1,716)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	13	3	10
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	(13)	(3)	(10)
Total other comprehensive income	$(23,332)	$(4,900)	$(18,432)

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2020:
Securities available for sale and transferred securities:
Change in net unrealized gain/(loss) during the period	$14,431	$3,030	$11,401
Reclassification adjustment for net gains included in net income	(1,464)	(307)	(1,157)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	195	41	154
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	13	2	11
Total other comprehensive income	$13,175	$2,766	$10,409

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Cash Flow Hedge Derivative	Post- retirement Benefit	Accumulated Other Comprehensive Income
	(In Thousands)
Balance January 1, 2022	$(4,023)	$674	$(79)	$(3,428)
Other comprehensive income before reclassifications	(138,214)	(31,990)	473	(169,731)
Amounts reclassified from accumulated other comprehensive loss	1	(310)	8	(301)
Net other comprehensive income during period	(138,213)	(32,300)	481	(170,032)
Balance December 31, 2022	$(142,236)	$(31,626)	$402	$(173,460)

Balance January 1, 2021	$15,083	$—	$(79)	$15,004
Other comprehensive income before reclassifications	(17,354)	2,390	10	(14,954)
Amounts reclassified from accumulated other comprehensive loss	(1,752)	(1,716)	(10)	(3,478)
Net other comprehensive income during period	(19,106)	674	—	(18,432)
Balance December 31, 2021	$(4,023)	$674	$(79)	$(3,428)

Balance January 1, 2020	$4,839	$—	$(244)	$4,595
Other comprehensive income before reclassifications	11,401	—	154	11,555
Amounts reclassified from accumulated other comprehensive loss	(1,157)	—	11	(1,146)
Net other comprehensive income during period	10,244	—	165	10,409
Balance December 31, 2020	$15,083	$—	$(79)	$15,004

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Premier’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Premier’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Premier’s disclosure controls and procedures as of December 31, 2022, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in Premier’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, Premier’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors, nominees for directorship and executive officers is incorporated herein by reference from the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” and the section immediately following the heading “EXECUTIVE OFFICERS” in the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2022 (the “Proxy Statement”). Information regarding our Audit Committee and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is incorporated herein by reference from the sections respectively captioned, “Board Committees” under “CORPORATE GOVERNANCE” and the section immediately following the heading “Delinquent Section 16(a) Reports” under "BENEFICIAL OWNERSHIP" of the Proxy Statement. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

Premier has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements, and is available on its Internet site at www.premierfincorp.com under the Governance Documents tab on the Investor Relations page.

Item 11. Executive Compensation

Information regarding director compensation is set forth under the section captioned “Director Compensation” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” of the Proxy Statement, and is incorporated herein by reference. Executive compensation information has been provided under the headings “COMPENSATION DISCUSSION AND ANALYSIS” under “EXECUTIVE COMPENSATION” in the Proxy Statement, and is incorporated herein by reference.

The Compensation Committee Report and information related to compensation committee interlocks and insider participation have been respectively set forth under the section immediately following the heading “COMPENSATION COMMITTEE REPORT” and under the section captioned “Compensation Committee Interlocks and Insider Participation” following the heading “PROPOSAL 2 – NON-BINDING ADVISORY VOTE ON EXECUTIVE COMPENSATION” in the Proxy Statement, and are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management and information relating thereto is set forth in the section under the heading “BENEFICIAL OWNERSHIP” in the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to the shares of Premier common stock that are reserved for issuance under Premier’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	29,661	$25.54	537,399

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

(A) Report of Independent Registered Public Accounting Firm (Crowe LLP)

(B) Consolidated Statements of Financial Condition as of December 31, 2022 and 2021

(C) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

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

PREMIER FINANCIAL CORP.

March 1, 2023	By:	/s/ Paul Nungester
Paul Nungester, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2023.

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

4.2

Indenture, dated September 30, 2020, between Premier Financial Corp. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 in Registrant’s Form 8-K filed September 30, 2020 (File No. 000-26850))

4.3

First Supplemental Indenture, dated September 30, 2020, between Premier Financial Corp, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 in Registrant’s Form 8-K filed September 30, 2020 (File No. 000-26850))

4.4

Form of 4.00% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.3) (incorporated herein by reference to Exhibit 4.4 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.1+

United Community Financial Corp. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 in the Registrant’s Form S-8 filed February 3, 2020 (File No. 000-26850))

10.2+	Premier Financial Corp. Amended and Restated 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.3+	Premier Financial Corp. Amended and Restate 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.4+*	Premier Financial Corp. Short Term Incentive Program (2023)

10.5+*	Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (2023)

10.6+*	Premier Financial Corp. Restricted Stock Award Agreement (2023)

10.7+*	Form of Premier Financial Corp. Restricted Stock Award Agreement (NonEmployee Director) (2023)

10.8+	First Defiance Deferred Compensation Plan, revised October 30, 2014 (incorporated herein by reference to Exhibit 10.3 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.9+	Premier Financial Corp. 2022 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.10+	2020 Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 16, 2020 (File No. 000-26850))

10.11+	2021 Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.30 in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

10.12+

2021 Form of Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.31 in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

10.13+	2021 Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.32 in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

10.14+	Premier Financial Corp. Long Term Incentive Program (incorporated herein by reference to Exhibit 10.1 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.15+

Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.2 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.16+	Premier Financial Corp. Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.17+	Premier Financial Corp. Short Term Incentive Program (incorporated herein by reference to Exhibit 10.4 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.18+	Form of Severance and Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 in the Registrant’s Form 10-Q filed June 18, 2020 (File No. 000-26850))

10.19+	Employment Agreement with Gary M. Small, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.2 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.20+	Employment Agreement with Donald P. Hileman, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.21+	Employment Agreement with Paul D. Nungester, dated May 1, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed May 7, 2019 (File No. 000-26850))

10.22+

Severance and Change in Control Protection Agreement with Varun Chandhok, effective April 1, 2022 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed May 18, 2022 (File No. 000-26850))

10.23+*	Severance and Change in Control Protection Agreement with Tina Nutter (Shaver), effective July 1, 2022

10.24+	Amendment to Performance Share Units Award Agreements of Donald P. Hileman (incorporated herein by reference to Exhibit 10.26 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.25+	Amendment to Equity Award Agreements of Gary M. Small (incorporated herein by reference to Exhibit 10.27 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.26+

Form of Premier Financial Corp. Restricted Stock Award Agreement (NonEmployee Director) (incorporated herein by reference to Exhibit 10.28 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.27

Purchase Agreement, among Premier Financial Corp., Premier Bank and Piper Sandler & Co., dated September 25, 2020 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 30, 2020 (File 000-26850))

10.28+*	United Community Financial Corp. 2017 Deferred Compensation Plan

21*	List of Subsidiaries of the Company

23.1*	Consent of Crowe LLP

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL: (i) Audited Consolidated Condensed Statements of Financial Condition at December 31, 2022 and December 31, 2021; (ii) Audited Consolidated Condensed Statements of Income for the years ended December 31, 2022, 2021 and 2020; (iii) Audited Consolidated Condensed Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Audited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) Audited Consolidated Condensed Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Audited Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan.