Form 10-Q
period 2023-03-31
PREMIER FINANCIAL CORP
filed 2023-05-05
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 35,728,266 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$68,628	$88,257
Interest-bearing deposits	88,399	39,903
	157,027	128,160
Securities available-for-sale, carried at fair value	998,128	1,040,081
Equity securities, carried at fair value	6,387	7,832
Loans held for sale, carried at fair value	119,604	115,251
Loans receivable, net of allowance for credit losses of $74,273 at March 31, 2023 and $72,816 at December 31, 2022, respectively	6,501,556	6,387,804
Mortgage servicing rights	20,654	21,171
Accrued interest receivable	29,388	28,709
Federal Home Loan Bank stock	37,056	29,185
Bank owned life insurance	170,841	170,713
Premises and equipment	55,982	55,541
Real estate and other assets held for sale	393	619
Goodwill	317,988	317,988
Core deposit and other intangibles	17,804	19,074
Other assets	129,508	133,214
Total assets	$8,562,316	$8,455,342
Liabilities and stockholders’ equity
Liabilities:
Deposits	$6,774,031	$6,906,719
Advances from the Federal Home Loan Bank	658,000	428,000
Subordinated debentures	85,123	85,103
Advance payments by borrowers	26,300	34,188
Reserve for credit losses - unfunded commitments	6,577	6,816
Other liabilities	97,835	106,795
Total liabilities	7,647,866	7,567,621
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,701,244 and 35,591,277 shares outstanding at March 31, 2023 and December 31, 2022, respectively	306	306
Additional paid-in capital	689,807	691,453
Accumulated other comprehensive loss, net of tax of $(40,859) and $(46,323), respectively	(153,709)	(173,460)
Retained earnings	510,021	502,909
Treasury stock, at cost, 7,596,016 shares at March 31, 2023 and 7,705,983 shares at December 31, 2022	(131,975)	(133,487)
Total stockholders’ equity	914,450	887,721
Total liabilities and stockholders’ equity	$8,562,316	$8,455,342

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest Income
Loans	$76,057	$55,241
Investment securities:
Taxable	6,608	4,610
Non-taxable	653	869
Interest-bearing deposits	444	46
FHLB stock dividends	394	59
Total interest income	84,156	60,825
Interest Expense
Deposits	21,458	2,222
FHLB advances and other	5,336	13
Subordinated debentures	1,075	696
Notes payable	—	—
Total interest expense	27,869	2,931
Net interest income	56,287	57,894
Credit loss expense (benefit) - loans and leases	3,944	626
Credit loss expense (benefit) - unfunded commitments	(238)	309
Net interest income after credit (benefit) loss expense	52,581	56,959
Non-interest Income
Service fees and other charges	6,428	6,000
Insurance commissions	4,725	4,639
Mortgage banking (loss) income	(274)	4,252
Gain on sale of securities available for sale	34	—
Gain (loss) on equity securities	(1,445)	(643)
Wealth management income	1,485	1,477
Income from Bank Owned Life Insurance	1,417	996
Other non-interest income	92	142
Total non-interest income	12,462	16,863
Non-interest Expense
Compensation and benefits	25,658	25,541
Occupancy	3,574	3,700
FDIC insurance premium	1,288	593
Financial institutions tax	852	1,191
Data processing	3,863	3,335
Amortization of intangibles	1,270	1,438
Other non-interest expense	6,286	5,497
Total non-interest expense	42,791	41,295
Income before income taxes	22,252	32,527
Income tax expense	4,103	6,170
Net income	$18,149	$26,357
Earnings per common share
Basic	$0.51	$0.73
Diluted	$0.51	$0.73

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$18,149	$26,357

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	18,399	(74,193)
Reclassification adjustment for securities (gains) losses included in net income	(34)	—
Income tax effect	(3,857)	15,580
Net of tax amount	14,508	(58,613)

Unrealized gain (loss) on balance sheet swap	8,586	(16,241)
Reclassification adjustment for cash flow hedge derivatives gains included in net income	(1,949)	(793)
Income tax effect	(1,394)	3,578
Net of tax amount	5,243	(13,456)

Total other comprehensive income (loss)	19,751	(72,069)

Comprehensive income (loss)	$37,900	$(45,712)

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2023	$—	35,591,277	$306	$691,453	$(173,460)	$502,909	$(133,487)	$887,721
Net income						18,149		18,149
Other comprehensive income					19,751			19,751
Deferred compensation plan		9,196		75			(75)	—
Stock based compensation expenses		753		112			13	125
Vesting of incentive plans		62,061		(1,078)			1,078	—
Restricted share issuance		60,526		(755)			1,051	296
Restricted share forfeitures		(22,178)					(544)	(544)
Shares repurchased		(391)					(11)	(11)
Common stock dividend payment ($0.31 per share)						(11,037)		(11,037)
Balance at March 31, 2023	$—	35,701,244	$306	$689,807	$(153,709)	$510,021	$(131,975)	$914,450

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2022	$—	36,383,613	$306	$691,132	$(3,428)	$443,517	$(108,031)	$1,023,496
Net income						26,357		26,357
Other comprehensive loss					(72,069)			(72,069)
Deferred compensation plan		9,933		(14)			14	—
Vesting of incentive plans		5,660		760			246	1,006
Restricted share issuance		19,936		(597)			351	(246)
Restricted share forfeitures		(5,398)		69			(285)	(216)
Shares repurchased		(793,166)					(24,245)	(24,245)
Common stock dividend payment ($0.30 per share)						(10,787)		(10,787)
Balance at March 31, 2022	$—	35,620,578	$306	$691,350	$(75,497)	$459,087	$(131,950)	$943,296

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$18,149	$26,357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,706	935
Depreciation	1,348	1,466
Amortization of premium and discounts on loans, securities, deposits and debt obligations	4,090	1,882
Amortization of mortgage servicing rights, net of impairment charges/recoveries	1,325	170
Amortization of intangibles	1,270	1,438
Change in deferred taxes	615	193
Proceeds from the sale of loans held for sale	72,365	122,952
Originations of loans held for sale	(78,363)	(112,308)
Mortgage banking loss (gain), net	837	(2,543)
Loss (gain) on sale / write-down of real estate and other assets held for sale	36	(6)
Loss (gain) on sale of available for sale securities	(34)	—
Loss (gain) on equity securities	1,445	643
Stock based compensation expense	421	760
Restricted stock forfeitures for taxes and option exercises	(544)	(216)
Income from bank owned life insurance	(994)	(996)
Changes in:
Accrued interest receivable and other assets	(2,838)	(20,838)
Other liabilities	(2,325)	12,124
Net cash provided by operating activities	20,509	32,013
Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	42,940	32,299
Proceeds from sale of available-for-sale securities	16,238	—
Proceeds from sale of premises and equipment, real estate and other assets held for sale	348	44
Purchases of available-for-sale securities	—	(122,459)
Net change in Federal Home Loan Bank stock	(7,871)	(3,747)
Purchases of premises and equipment, net	(1,789)	(548)
Investment in bank owned life insurance	866	—
Net increase in loans receivable	(120,971)	(91,416)
Net cash used in investing activities	(70,239)	(185,827)
Financing Activities
Net (decrease) increase in deposits and advance payments by borrowers	(140,355)	31,046
Net change in Federal Home Loan Bank advances	230,000	150,000
Net cash paid for repurchase of common stock	(11)	(24,245)
Cash dividends paid on common stock	(11,037)	(10,787)
Net cash provided by financing activities	78,597	146,014
Increase (decrease) in cash and cash equivalents	28,867	(7,800)
Cash and cash equivalents at beginning of period	128,160	161,566
Cash and cash equivalents at end of period	$157,027	$153,766
Supplemental cash flow information:
Interest paid	$27,665	$3,430
Income taxes paid	—	—
Initial recognition of right-of-use asset	25	—
Initial recognition of lease liability	25	—
Transfers from loans to real estate and other assets held for sale	—	—

See accompanying notes.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2023 and 2022

1. Basis of Presentation

Premier Financial Corp. (“Premier” or the “Company”) is a financial holding company that conducts business through its wholly-owned subsidiaries, Premier Bank (the "Bank"), First Insurance Group of the Midwest, Inc. (“First Insurance”), PFC Risk Management Inc. (“PFC Risk Management”) and PFC Capital, LLC (“PFC Capital”). All significant intercompany transactions and balances are eliminated in consolidation. Premier’s stock is traded on the NASDAQ Global Select Market under the ticker PFC.

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

The consolidated condensed statement of financial condition at December 31, 2022, was derived from the audited financial statements at that date, which were included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K").

The accompanying consolidated condensed financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2022 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the entire year.

2. Significant Accounting Policies

Accounting Standards Update

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-4, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rates expected to be discontinued. The Company has formed a cross-functional project team to lead the transition from LIBOR to adoption of alternative reference rates which include Secured Overnight Financing Rate (“SOFR”). The Company identified outstanding loans with LIBOR-based rates and obtained updated reference rate language either at the time of renewal or through separate amendment, or otherwise established that an alternate reference rate will apply after June 30, 2023. Additionally, management is utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. The Company has adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. On December 21, 2022, the FASB issued ASU 2022-06, "Reference Rare Reform (Topic 848): Deferral of the Sunset of Date of Topic 848," which extends the sunset date of ASC Topic 848, "Reference Rate Reform," to December 31, 2024.

ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures: On March 30, 2022, the FASB issued ASU 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" which eliminated troubled debt restructuring ("TDR") accounting for entities that have adopted ASU 2016-13, the current expected credit loss ("CECL") model and added new vintage disclosures for gross write-offs. The elimination of TDR accounting could be adopted either prospectively for loan modifications or on a modified retrospective basis that could result in a cumulative effect adjustment to retained earnings in the period of adoption. The Company adopted ASU 2022-02 on January 1, 2023 on a modified retrospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. Therefore, the Company did not make an adjustment to retained earnings. The effect of adoption is included in provision for 2023.

ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements: On March 27, 2023, the FASB issued ASU 2023-01 “Leases (Topic 842): Common Control Arrangements” in order to improve the guidance for applying this topic to arrangements between entities under common control. This ASU also requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, however, if an entity adopts these amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes the interim period. The Company does not anticipate any material effect on the Company upon adoption.

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

The fair value of conventional loans held for sale is determined using the current 15 day forward contract price for either 15 or 30 year conventional mortgages (Level 2). The fair value of permanent construction loans held for sale is determined using the current 5 day forward contract price for 15 or 30 years conventional mortgages which is then adjusted for unobservable market data such as estimated fall out rates and estimated time from origination to completion of construction (Level 3).

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$97,639	$—	$97,639
Mortgage-backed securities	—	166,760	—	166,760
Collateralized mortgage obligations	—	248,382	—	248,382
Asset-backed securities	—	159,637	—	159,637
Corporate bonds	—	63,759	—	63,759
Obligations of state and political subdivisions	—	212,565	—	212,565
US Treasuries	49,386	—	—	49,386
Equity securities	6,387	—	—	6,387
Loans held for sale, at fair value	—	22,324	97,280	119,604
Interest rate swaps	—	4,180	—	4,180
Liabilities:
Interest rate swaps	—	4,180	—	4,180
Cash flow hedge derivative	—	33,395	—	33,395
Mortgage banking derivatives	—	1,348	—	1,348

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$95,909	$—	$95,909
Mortgage-backed securities	—	167,589	—	167,589
Collateralized mortgage obligations	—	249,805	—	249,805
Asset-backed securities	—	192,504	—	192,504
Corporate bonds	—	64,482	—	64,482
Obligations of state and political subdivisions	—	221,594	—	221,594
US Treasuries	48,198	—	—	48,198
Equity securities	7,832	—	—	7,832
Loans held for sale, at fair value	—	23,589	91,662	115,251
Interest rate swaps	—	4,494	—	4,494
Mortgage banking derivatives	—	1,349	—	1,349
Liabilities:
Interest rate swaps	—	4,494	—	4,494
Cash flow hedge derivative	—	40,032	—	40,032

The table below presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022. There were no securities that were measured at Level 3 for the three months ended March 31, 2023 and 2022.

	Construction loans held for sale
	Three Months Ended March 31,
	2023	2022
Balance of recurring Level 3 assets at beginning of period	$91,662	$134,167
Total gains (losses) for the period
Included in change in fair value of loans held for sale	5,971	(13,459)
Originations	23,181	36,343
Sales	(23,534)	(40,567)
Balance of recurring Level 3 assets at end of period	$97,280	$116,484

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$97,280	Adjusted secondary market pricing	Adjustments	0.00% - 0.14%

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$91,662	Adjusted secondary market pricing	Adjustments	0.00% - 1.04%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$5,260	$5,260
Commercial	—	—	4,861	4,861

Mortgage servicing rights	$—	$2,513	$—	$2,513

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$3,512	$3,512
Commercial	—	—	5,492	5,492

Mortgage servicing rights	$—	$5,126	$—	$5,126

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$6,263	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-50%	22.46%

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

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

The aggregate fair value of the residential mortgage loans held for sale at March 31, 2023 and December 31, 2022 was $22.3 million and $23.6 million, respectively, and they had a contractual balance of $23.4 million and $25.3 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three months ended March 31, 2023, $367,000 was recorded in gains on the sale of loans held for sale for the change in fair value. For the three months ended March 31, 2022, $1.5 million was recorded in losses on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at March 31, 2023 and December 31, 2022, was $97.3 million and $91.7 million, respectively, and they had a contractual balance of $102.7 million and $103.1 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three months ended March 31, 2023, $6.0 million was recorded in gains on the sale of loans held for sale for the change in fair value. For the three months ended March 31, 2022, $13.4 million was recorded in losses on the sale of loans held for sale for the change in fair value.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2023, and December 31, 2022. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to Premier.

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

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2023.

The carrying value and estimated fair values of financial instruments at March 31, 2023 and December 31, 2022, were as follows:

		Fair Value Measurements at March 31, 2023
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$157,027	$157,027	$157,027	$—	$—
Federal Home Loan Bank Stock	37,056	N/A	N/A	N/A	N/A
Loans receivable, net	6,501,556	6,267,202	—	—	6,267,202
Accrued interest receivable	29,388	29,388	29,388	—	—

Financial Liabilities:
Deposits	$6,774,031	$6,778,208	$5,605,298	$1,172,910	$—
Advances from Federal Home Loan Bank	658,000	657,994	—	657,994	—
Subordinated debentures	85,123	73,758	—	—	73,758

		Fair Value Measurements at December 31, 2022
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$128,160	$128,160	$128,160	$—	$—
Federal Home Loan Bank Stock	29,185	N/A	N/A	N/A	N/A
Loans receivable, net	6,387,804	6,129,814	—	—	6,129,814
Accrued interest receivable	28,709	28,709	28,709	—	—

Financial Liabilities:
Deposits	$6,906,719	$6,881,110	$5,852,952	$1,028,158	$—
Advances from Federal Home Loan Bank	428,000	427,999	—	427,999	$—
Subordinated debentures	85,103	76,989	—	—	76,989

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

Beginning in 2023, directors were able to elect to receive stock in lieu of cash for their director fees. In the first quarter of 2023, the company recognized $6,000 in expense for 753 shares that were issued to directors.

The Company maintains Long-Term Equity Incentive Plans (each, an "LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan"). Under the Executive LTIP, participants may earn between 20% to 50% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three-year period. The Company granted 66,482 performance stock units ("PSUs") to the participants under the Executive LTIP during the first quarter of 2023, which represents the maximum target award. The value of awards issued in 2021, 2022 and 2023 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these LTIPs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement of the participant.

The maximum amount of compensation expense that may be earned for the PSUs at March 31, 2023 is approximately $5.6 million in the aggregate. However, the estimated expense that is expected to be earned as of March 31, 2023 is $3.5 million, of which $865,000 was unrecognized at March 31, 2023, and will be recognized over the remaining performance periods. A reduction in expense of $338,000 was recorded during the three months ended March 31, 2023 compared to expense of $499,000 for the three months ended March 31, 2022.

Beginning in 2022, under the Key Plan, the participants were granted restricted stock awards ("RSAs") based upon the achievement of certain targets in the prior year. Prior to 2022, restricted stock units ("RSUs") were issued to participants under the same plan. The participants can earn from 5% to 10% of their salary in

RSAs or RSUs, that vest three years from the date of grant. The Company granted 25,044 in RSAs and 19,612 RSUs in the first quarter of 2023 and 2022, respectively, as a payout under the Key Plan.

In the three months ended March 31, 2023, the Company also granted 13,655 discretionary RSAs that vest over a three year time period.

At March 31, 2023, a total of 159,938 RSAs were outstanding. Compensation expense is recognized over the performance or vesting period. Total expense of $444,000 was recorded during the three months ended March 31, 2023 compared to expense of $262,000 for the three months ended March 31, 2022. Approximately $546,000 and $2.1 million is included within other liabilities at March 31, 2023 and December 31, 2022, respectively, related to the cash portion of the Company's Short-Term Incentive Plans.

The following table sets forth Premier's performance and restricted stock activity during the three months ended March 31, 2023:

	Performance Stock Units		Restricted Stock Units		Restricted Stock Awards
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2023	229,813	$29.12	31,796	$28.44	99,412	$29.14
Granted	66,482	24.78	—	—	60,526	24.84
Vested	(55,435)	26.48	(6,626)	22.41	—	—
Forfeited	(23,298)	26.48	—	—	—	—
Unvested at March 31, 2023	217,562	$28.75	25,170	$30.03	159,938	$27.51

As of March 31, 2023, 29,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

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

There were no options granted during the three months ended March 31, 2023 and 2022.

Following is stock option activity under the plans during the three months ended March 31, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2023	29,661	$22.54
Forfeited or cancelled	—	—
Exercised	—	—
Granted	—	—
Options outstanding, March 31, 2023	29,661	$22.54	3.84	$43,909
Exercisable at March 31, 2023	29,661	$22.54	3.84	$43,909

As of March 31, 2023, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of one month.

5. Dividends on Common Stock

Premier declared and paid a $0.31 per common stock dividend in the first quarter of 2023 and declared and paid a $0.30 per common stock dividend in the first quarter of 2022.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2023	2022
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$18,149	$26,357
Less: income allocated to participating securities	42	35
Net income allocated to common shareholders	18,107	26,322

Weighted average common shares outstanding including participating securities	35,649	36,026
Less: Participating securities	43	48
Average common shares	35,606	35,978

Basic earnings per common share	$0.51	$0.73
Diluted Earnings Per Share:
Net income allocated to common shareholders	$18,107	$26,322
Weighted average common shares outstanding for basic earnings per common share	35,606	35,978
Add: Dilutive effects of stock options and restricted stock units	113	112
Average shares and dilutive potential common shares	35,719	36,090

Diluted earnings per common share	$0.51	$0.73

There were 627 shares for the three months ended March 31, 2023 that were excluded from the diluted earnings per common share calculation. There were 16,206 shares for the three months ended March 31, 2022 that were excluded from the dilutive earnings per common share calculation.

7. Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At March 31, 2023
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$116,965	$—	$(19,326)	$97,639
Mortgage-backed securities	196,976	—	(30,216)	166,760
Collateralized mortgage obligations	295,303	—	(46,921)	248,382
Asset-backed securities	166,044	315	(6,722)	159,637
Corporate bonds	71,427	—	(7,668)	63,759
Obligations of state and political subdivisions	257,170	141	(44,746)	212,565
US Treasuries	55,925	—	(6,539)	49,386
Total Available-for-Sale	$1,159,810	$456	$(162,138)	$998,128

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At December 31, 2022
Available-for-sale
Obligations of U.S. government corporations and agencies	$117,150	$—	$(21,241)	$95,909
Mortgage-backed securities	200,548	—	(32,959)	167,589
Collateralized mortgage obligations	299,731	—	(49,926)	249,805
Asset-backed securities	200,312	517	(8,325)	192,504
Corporate bonds	71,543	—	(7,061)	64,482
Obligations of state and political subdivisions	274,856	92	(53,354)	221,594
US Treasuries	55,987	—	(7,789)	48,198
Total Available-for-Sale	$1,220,127	$609	$(180,655)	$1,040,081

The amortized cost and fair value of the investment securities portfolio at March 31, 2023, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBS, CMOs and ABS, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$623	$624
Due after one year through five years	43,817	40,481
Due after five years through ten years	230,273	201,039
Due after ten years	226,774	181,205
MBS/CMO/ABS	658,323	574,779
	$1,159,810	$998,128

Investment securities with a carrying amount of $793.1 million and $759.8 million at March 31, 2023 and December 31, 2022, respectively, were pledged as collateral.

The following tables summarize Premier’s securities that were in an unrealized loss position at March 31, 2023 and December 31, 2022:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At March 31, 2023
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$—	$—	$97,639	$(19,326)	$97,639	$(19,326)
Mortgage-backed securities	3,678	(117)	163,082	(30,099)	166,760	(30,216)
Collateralized mortgage obligations	—	—	248,382	(46,921)	248,382	(46,921)
Asset-backed securities	3,697	(4)	128,276	(6,718)	131,973	(6,722)
Corporate bonds	8,723	(800)	55,036	(6,868)	63,759	(7,668)
Obligations of state and political subdivisions	18,293	(412)	177,794	(44,334)	196,087	(44,746)
US Treasuries	—		49,386	(6,539)	49,386	(6,539)
Total available-for-sale	$34,391	$(1,333)	$919,595	$(160,805)	$953,986	$(162,138)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At December 31, 2022
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$64,394	$(11,158)	$31,513	$(10,083)	$95,907	$(21,241)
Mortgage-backed securities-residential	40,908	(4,184)	126,681	(28,775)	167,589	(32,959)
Collateralized mortgage obligations	60,676	(11,985)	159,129	(37,941)	219,805	(49,926)
Asset-backed securities	45,534	(1,499)	113,580	(6,826)	159,114	(8,325)
Corporate bonds	49,114	(4,960)	15,368	(2,101)	64,482	(7,061)
Obligations of state and political subdivisions	106,610	(13,378)	98,063	(39,976)	204,673	(53,354)
US Treasuries	19,891	(3,448)	28,309	(4,341)	48,200	(7,789)
Total available-for-sale	$387,127	$(50,612)	$572,643	$(130,043)	$959,770	$(180,655)

The Company had $34,000 in realized gains from the sale of available-for-sale securities in the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company realized no gains or losses from the sale of investment securities. It is expected that the securities would not be settled at less than the amortized cost of the Company's investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Management does not intend to sell these investments and it is not expected that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss.

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
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of March 31, 2023, management determined that no credit loss exists and that the unrealized losses are due to the increased interest rate environment.

At March 31, 2023 and December 31, 2022, the Company held preferred and common stock of various bank holding companies totaling $6.4 million and $7.8 million, respectively. During the three months ended March 31, 2023, an unrealized loss of $1.4 million was recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income. During the three months ended March 31, 2022, $643,000 of unrealized losses were recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income.
8. Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics. Loans receivable consist of the following:

	March 31, 2023	December 31, 2022
	(In Thousands)
Real Estate:
Residential	$1,624,331	$1,535,574
Commercial	2,813,441	2,762,311
Construction	1,185,947	1,278,255
	5,623,719	5,576,140
Other Loans:
Commercial	1,061,142	1,055,180
Home equity and improvement	271,676	277,613
Consumer finance	212,299	213,405
	1,545,117	1,546,198
Loans before deferred loan origination fees and costs	7,168,836	7,122,338
Deduct:
Undisbursed construction loan funds	(604,228)	(672,775)
Net deferred loan origination fees and costs	11,221	11,057
Allowance for credit losses	(74,273)	(72,816)
Total loans	$6,501,556	$6,387,804

The Company has responded to the pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing $636.9 million to small businesses in our markets. As of March 31, 2023, the Company had $791,000 in PPP loans that remained unpaid and were included in commercial loans in the above loan table. As of December 31, 2022, the Company had $1.1 million in PPP loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$50	$—	$—	$—	$50
Commercial	12,787	—	1,190	—	13,977
Construction	—	—	—	—	—

Other Loans:
Commercial	2,026	447	3,858	31	6,362
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$14,863	$447	$5,048	$31	$20,389

	December 31, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$51	$—	$—	$—	$51
Commercial	10,708	—	2,716	—	13,424
Construction	—	—	—	—	—

Other Loans:
Commercial	2,161	523	3,858	—	6,542
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$12,920	$523	$6,574	$—	$20,017

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

	March 31, 2023	December 31, 2022
	(In Thousands)
Non-accrual loans with reserve	$19,925	$20,369
Non-accrual loans without reserve	14,452	13,453
Loans 90 days plus past due and still accruing	—	—
Total non-performing loans	34,377	33,822
Real estate and other assets held for sale	393	619
Total non-performing assets	$34,770	$34,441

The following table presents the aging of the amortized cost in past due and non-accrual loans as of March 31, 2023, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	$1,608,696	$228	$4,254	$5,224	$9,706	$6,763
Commercial	2,804,630	760	21	10,122	10,903	14,187
Construction	581,575	—	144	—	144	—

Other Loans:
Commercial	1,050,336	494	252	4,703	5,449	5,142
Home equity and improvement	266,094	1,571	426	1,363	3,360	1,879
Consumer finance	208,619	2,976	534	2,243	5,753	2,508
PCD	17,031	431	253	2,849	3,533	3,898

Total Loans	$6,536,981	$6,460	$5,884	$26,504	$38,848	$34,377

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

Loan Modifications

As of January 1, 2023, the Company adopted the modified retrospective method under ASU 2022-02, "Trouble Debt Restructurings and Vintage Disclosures" which eliminated trouble debt restructuring accounting for entities that have adopted ASU 2016-13, the current expected credit losses model.

Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the loan is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of amortized cost basis and a corresponding adjustments to the allowance for credit losses. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness or reduction of rate, may be granted.

Of the loans modified as of March 31, 2023, none were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the three months ended March 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

	Loans Modifications Made to Borrowers Experiencing Financial Difficulty Three Months Ended March 31, 2023 (Dollars in Thousands)
	Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Real Estate:
Residential	$—	—
Commercial	373	0.01%
Construction	—	—

Other Loans:
Commercial	39	0.00%
Home equity and improvement	—	—
Consumer finance	—	—

Total	$412

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Real Estate:
Commercial	Added 12 months to the life of the loan, which reduced monthly payment amounts for the borrower.

Other Loans:
Commercial	Added 84 months to the life of the loan to term out 2 year balloon, which reduced monthly payment amounts for the borrower.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no modification loans that had a payment default during the quarter ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The modified loans are current and have not experienced delinquency as of March 31, 2023.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are analyzed individually by classifying the loans by credit risk. This analysis includes all non-homogeneous loans, such as commercial and commercial real estate loans and certain homogeneous mortgage, home equity and consumer loans. This analysis is performed on a quarterly basis. Premier uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,610,097	$493	$7,812	$—	$7,812	$1,618,402
Commercial	2,752,132	41,677	21,724	—	21,724	2,815,533
Construction	581,719	—	—	—	—	581,719

Other Loans:
Commercial	1,015,372	33,090	7,323	—	7,323	1,055,785
Home equity and improvement	267,587	—	1,867	—	1,867	269,454
Consumer finance	211,895	—	2,477	—	2,477	214,372
PCD	13,177	3,683	3,704	—	3,704	20,564

Total Loans (1)	$6,451,979	$78,943	$44,907	$—	$44,907	$6,575,829

(1) Total loans are net of undisbursed funds and deferred fees and costs.

As of December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	1,519,657	935	8,375	—	8,375	1,528,967
Commercial	2,698,292	46,029	20,294	—	20,294	2,764,615
Construction	605,480	—	—	—	—	605,480

Other Loans:
Commercial	1,016,925	26,319	6,830	—	6,830	1,050,074
Home equity and improvement	273,613	—	1,591	—	1,591	275,204
Consumer finance	213,078	—	2,371	—	2,371	215,449
PCD	13,904	2,590	4,337	—	4,337	20,831

Total Loans (1)	$6,340,949	$75,873	$43,798	$—	$43,798	$6,460,620

(1) Total loans are net undisbursed loan funds and deferred fees and costs
The following tables present the amortized cost basis of loans by credit quality indicator and class of loans as of March 31, 2023 and December 31, 2022 (in thousands).

	Term of loans by origination
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of March 31, 2023

Real Estate
Residential:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5
Risk Rating
Unclassified	$42,003	$343,450	$463,431	$331,088	$92,532	$335,784	$1,809	$1,610,097
Special Mention	—	—	—	178	—	315	—	493
Substandard	—	325	1,366	976	721	4,424	—	7,812
Doubtful	—	—	—	—	—	—	—	—
Total	$42,003	$343,775	$464,797	$332,242	$93,253	$340,523	$1,809	$1,618,402

Commercial:
Current-period gross charge-offs	$—	$—	$—	$—	$112	$1,557	$—	$1,669
Risk Rating
Unclassified	$66,836	$585,730	$530,145	$520,817	$320,220	$714,615	$13,769	$2,752,132
Special Mention	—	213	1,961	—	322	39,071	110	41,677
Substandard	—	274	2,087	2,750	4,833	11,649	131	21,724
Doubtful	—	—	—	—	—	—	—	—
Total	$66,836	$586,217	$534,193	$523,567	$325,375	$765,335	$14,010	$2,815,533

Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating
Unclassified	$13,934	$355,461	$160,963	$40,998	$10,363	$—	$—	$581,719
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$13,934	$355,461	$160,963	$40,998	$10,363	$—	$-	$581,719

Other Loans
Commercial:
Current-period gross charge-offs	$—	$—	$—	$—	$498	$—	$—	$498
Risk Rating
Unclassified	$51,429	$261,813	$196,844	$82,463	$46,141	$39,007	$337,675	$1,015,372
Special Mention	668	2,075	5,523	4,985	1,260	6,127	12,452	33,090
Substandard	—	283	31	3,897	92	326	2,694	7,323
Doubtful	—	—	—	—	—	—	—	—
Total	$52,097	$264,171	$202,398	$91,345	$47,493	$45,460	$352,821	$1,055,785

Home equity and Improvement:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$9	$15	$24
Risk Rating
Unclassified	$4,692	$28,615	$20,528	$5,129	$3,447	$30,684	$174,492	$267,587
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	30	14	—	28	440	1,355	1,867
Doubtful	—	—	—	—	—	—	—	—
Total	$4,692	$28,645	$20,542	$5,129	$3,475	$31,124	$175,847	$269,454

Consumer Finance:
Current-period gross charge-offs	$—	$268	$97	$36	$41	$6	$1	$449
Risk Rating
Unclassified	$16,885	$123,154	$30,347	$15,678	$11,755	$4,819	$9,257	$211,895
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	958	545	553	282	70	69	2,477
Doubtful	—	—	—	—	—	—	—	—
Total	$16,885	$124,112	$30,892	$16,231	$12,037	$4,889	$9,326	$214,372

PCD:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$63	$5	$68
Risk Rating
Unclassified	$—	$—	$—	$—	$127	$12,629	$421	$13,177
Special Mention	—	—	—	—	—	758	2,925	3,683
Substandard	—	—	—	—	1	3,500	203	3,704
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$-	$128	$16,887	$3,549	$20,564

	Term of loans by origination
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022

Real Estate
Residential:
Risk Rating
Pass	$264,884	$474,992	$335,982	$93,548	$51,710	$296,089	$2,452	$1,519,657
Special Mention	—	—	180	30	80	78	567	935
Substandard	280	1,648	1,614	922	517	3,394	—	8,375
Doubtful	—	—	—	—	—	—	—	—
Total	$265,164	$476,640	$337,776	$94,500	$52,307	$299,561	$3,019	$1,528,967

Commercial:
Risk Rating
Pass	$582,384	$506,386	$517,790	$324,210	$194,240	$557,728	$15,554	$2,698,292
Special Mention	161	3,614	—	593	25,395	15,561	705	46,029
Substandard	115	2,104	527	4,612	4,455	8,348	133	20,294
Doubtful	—	—	—	—	—	—	—	—
Total	$582,660	$512,104	$518,317	$329,415	$224,090	$581,637	$16,392	$2,764,615

Construction:
Risk Rating
Pass	$348,570	$182,755	$53,161	$20,994	$—	$—	$—	$605,480
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$348,570	$182,755	$53,161	$20,994	$—	$—	$—	$605,480

Other Loans
Commercial:
Risk Rating
Pass	$266,501	$208,663	$90,014	$49,887	$23,719	$22,515	$355,626	$1,016,925
Special Mention	1,891	4,094	3,913	1,533	1,160	5,365	8,363	26,319
Substandard	16	119	3,897	4	190	204	2,400	6,830
Doubtful	—	—	—	—	—	—	—	—
Total	$268,408	$212,876	$97,824	$51,424	$25,069	$28,084	$366,389	$1,050,074

Home equity and Improvement:
Risk Rating
Pass	$30,009	$21,116	$5,387	$3,592	$1,849	$30,509	$181,151	$273,613
Special Mention	—	—	—	—	—	—	—	—
Substandard	44	14	—	28	32	502	971	1,591
Doubtful	—	—	—	—	—	—	—	—
Total	$30,053	$21,130	$5,387	$3,620	$1,881	$31,011	$182,122	$275,204

Consumer Finance:
Risk Rating
Pass	$133,194	$33,109	$17,219	$13,681	$4,022	$2,529	$9,324	$213,078
Special Mention	—	—	—	—	—	—	—	—
Substandard	676	483	668	316	62	34	132	2,371
Doubtful	—	—	—	—	—	—	—	—
Total	$133,870	$33,592	$17,887	$13,997	$4,084	$2,563	$9,456	$215,449

PCD:
Risk Rating
Pass	$—	$—	$—	$131	$369	$13,117	$287	$13,904
Special Mention	—	—	—	—	—	292	2,298	2,590
Substandard	—	—	—	2	22	3,697	616	4,337
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$133	$391	$17,106	$3,201	$20,831
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

A default can be triggered by one of several different asset quality factors including past due status, non-accrual status, modification status or if the loan has had a charge-off. The PD/LGD utilizes charge off data from the Federal Financial Institutions Examination Council to construct a default rate. This default rate is further segmented based on the risk of the credit assigning a higher default rate to riskier credits.

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable and is considered by the company’s management as likely to fund over the life of the instrument. At March 31, 2023, the Company had $1.7 billion in unfunded commitments and set aside $6.6 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

The following table discloses allowance for credit loss (“ACL”) activity for the three months ended March 31, 2023 and 2022 by portfolio segment (in thousands):

Three Months Ended March 31, 2023	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$16,711	$34,218	$4,025	$11,769	$4,044	$2,049	$72,816
Charge-Offs	(5)	(1,669)	—	(511)	(79)	(449)	(2,713)
Recoveries	22	12	—	96	21	75	226
Provisions	1,501	1,270	(143)	1,171	(332)	477	3,944
Ending Allowance	$18,229	$33,831	$3,882	$12,525	$3,654	$2,152	$74,273

Three Months Ended March 31, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468
Charge-Offs	(140)	(7)	—	(10)	(29)	(103)	(289)
Recoveries	81	59	—	102	34	114	390
Provisions	(330)	1,750	(391)	319	(307)	(415)	626
Ending Allowance	$11,640	$34,201	$2,613	$13,821	$3,919	$1,001	$67,195

Purchased Credit Deteriorated Loans

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$11,332	$159	$11,546	$139
Commercial	1,442	34	1,544	34
Construction	—	—	—	—
	12,774	193	13,090	173
Other Loans:
Commercial	5,313	588	5,058	594
Home equity and improvement	2,222	61	2,409	80
Consumer finance	255	5	274	5
	7,790	654	7,741	679
Total	$20,564	$847	$20,831	$852

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $3.5 million as of March 31, 2023, and $4.3 million as of December 31, 2022.
9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Mortgage banking (loss) gain, net	$(837)	$2,543
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,888	1,879
Amortization of mortgage servicing rights	(1,219)	(1,403)
Mortgage servicing rights valuation adjustments	(106)	1,233
	563	1,709

Net (expense) revenue from sale and servicing of mortgage loans	$(274)	$4,252

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.96 billion at March 31, 2023 and December 31, 2022.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$21,858	$22,244
Loans sold, servicing retained	808	1,348
Amortization	(1,219)	(1,403)
Carrying value before valuation allowance at end of period	21,447	22,189

Valuation allowance:
Balance at beginning of period	(687)	(2,707)
Impairment recovery (charges)	(106)	1,233
Balance at end of period	(793)	(1,474)
Net carrying value of MSRs at end of period	$20,654	$20,715
Fair value of MSRs at end of period	$28,165	$25,996

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company had no accrual for secondary market buy-back activity at March 31, 2023 or December 31, 2022 based on management’s estimate of potential losses from this activity. There was no expense or credit recognized in the three months ended March 31, 2023 and 2022.

10. Leases

The Company’s lease agreements have maturity dates ranging from April 2023 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 13.0 years as of March 31, 2023 and 13.29 years as of December 31, 2022. The weighted average discount rate for leases was 2.41% as of March 31, 2023 and 2.52% as of December 31, 2022.

The total operating lease costs were $681,000 for the three months ended March 31, 2023 and $542,000 for the three months ended March 31, 2022. The right-of-use asset, included in other assets, was $15.5 million and $14.9 million at March 31, 2023 and December 31, 2022, respectively. The lease liabilities, included in other liabilities, were $16.2 million and $15.6 million as of March 31, 2023 and December 31, 2022, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(In Thousands)	March 31, 2023
Remainder of 2023	$2,854
2024	1,977
2025	1,675
2026	1,419
2027	1,290
Thereafter	11,172
Total undiscounted minimum lease payments	20,387
Present value adjustment	(4,210)
Total lease liabilities	$16,177

11. Deposits

A summary of deposit balances is as follows:

	March 31, 2023	December 31, 2022
	(In Thousands)
Non-interest-bearing checking accounts	$1,649,726	$1,869,509
Interest-bearing checking and money market accounts	3,179,844	3,185,440
Savings deposits	775,728	798,003
Retail certificates of deposit less than $250,000	708,818	645,318
Retail certificates of deposit greater than $250,000	305,046	264,741
Brokered deposits	154,869	143,708
	$6,774,031	$6,906,719

12. Borrowings

The Company's FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	March 31, 2023	December 31, 2022
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$—	$195,000
Overnight advances	658,000	233,000
Total	$658,000	$428,000
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$49,041	$49,020

At March 31, 2023, the Company has $658.0 million of outstanding FHLB advances with maturity dates in 2023. There was $428.0 million in outstanding FHLB advances at December 31, 2022 with maturity dates in 2023. The Company's available borrowing capacity at the FHLB was $1.4 billion and $1.5 billion as of March 31, 2023 and December 31, 2022, respectively. The Company has an available credit line at the Federal Reserve Bank Discount Window of $44.5 million and $43.9 million as of March 31, 2023 and December 31, 2022, respectively, which has not been drawn upon. The Company also has a $50 million credit line at US Bank as of March 31, 2023 and December 31, 2022, respectively, which also was not drawn upon.

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

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the Subordinated Debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 6.37% as of March 31, 2023, and 6.27% as of December 31, 2022.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 6.25% and 6.15% on March 31, 2023 and December 31, 2022, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	March 31, 2023	December 31, 2022
Commitments to make loans	$820,570	$957,533
Unused lines of credit	1,072,405	1,044,875
Standby letters of credit	17,884	18,632
Total	$1,910,859	$2,021,040

Commitments to make loans are generally made for periods of 60 days or less.

14. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the states of Indiana and West Virginia. The Company is no longer subject to examination by income taxing authorities for years before 2019. The Company also currently operates in the states of Ohio, Michigan and Pennsylvania which tax financial institutions based on their equity rather than their income.

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2023	2022
	(In Thousands)
Current:
Federal	$3,352	$5,814
State and local	136	163
Deferred	615	193
	$4,103	$6,170

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended March 31,
	2023	2022
	(In Thousands)
Tax expense at statutory rate (21%)	$4,673	$6,830
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	107	128
Tax exempt interest income, net of TEFRA	(140)	(186)
Bank owned life insurance	(298)	(209)
Captive insurance	(92)	(105)
Other	(147)	(288)
Total	$4,103	$6,170

15. Derivative Financial Instruments

At March 31, 2023, the Company had approximately $39.8 million of interest rate lock commitments and $304.0 million of forward sales of mortgage backed securities. These commitments are considered derivatives. The Company had $35.9 million of interest rate lock commitments and $254.0 million of forward commitments at December 31, 2022.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instrument assets:

	March 31, 2023	December 31, 2022
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$(1,348)	$1,349

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative carrying value at March 31, 2023 and 2022 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – (Loss) Gain	$(2,697)	$7,587

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $86.3 million and fair value of $4.2 million in other assets and $4.2 million in other liabilities at March 31, 2023. As of December 31, 2022, the Company had interest rate swaps associated with commercial loans with a notional value of $67.3 million and fair value of $4.5 million in other assets and $4.5 million in other liabilities. For the three months ended March 31, 2023, $191,000 flowed through noninterest income. For the three months ended March 31, 2022, $1,000 flowed through noninterest income.

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

An interest rate swap with notional amount totaling $250.0 million as of March 31, 2023 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified LIBOR benchmark interest rate on the Company’s floating rate loan pool. The gross aggregate fair value of the swap of $33.4 million is recorded in other liabilities in the unaudited Consolidated Balance Sheets at March 31, 2023, with changes in fair value recorded net of tax in other comprehensive income

(loss). As of December 31, 2022, the gross aggregate fair value of the swap of $40.0 million was recorded in other liabilities in the Consolidated Balance Sheets. A summary of the interest-rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	March 31, 2023	December 31, 2022

Notional amount	$250,000	$250,000
Weighted average fixed receive rates	1.437%	1.437%
Weighted average variable 1-month LIBOR pay rates	4.860%	4.392%
Weighted average remaining maturity (in years)	7.8	8.1
Fair value	$(33,395)	$(40,032)

16. Other Comprehensive (Loss) Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended March 31, 2023
Securities available for sale and transferred securities:
Change in net unrealized gains during the period	$18,399	$(3,864)	$14,535
Reclassification adjustment for net gains included in net income	(34)	7	(27)
Cash flow hedge derivatives
Change in net unrealized gains during the period	8,586	(1,803)	6,783
Reclassification adjustment for net gains included in net income	(1,949)	409	(1,540)
Total other comprehensive income	$25,002	$(5,251)	$19,751

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended March 31, 2022
Securities available for sale and transferred securities:
Change in net unrealized losses during the period	$(74,193)	$15,580	$(58,613)
Reclassification adjustment for net gains included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized losses during the period	(16,241)	3,411	(12,830)
Reclassification adjustment for net gains included in net income	(793)	167	(626)
Total other comprehensive loss	$(91,227)	$19,158	$(72,069)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Cash Flow Hedge Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2023	$(142,236)	$402	$(31,626)	$(173,460)
Other comprehensive income before reclassifications	14,535	—	6,783	21,318
Amounts reclassified from accumulated other comprehensive income	(27)	—	(1,540)	(1,567)

Net other comprehensive income during period	14,508	—	5,243	19,751

Balance March 31, 2023	$(127,728)	$402	$(26,383)	$(153,709)

Balance January 1, 2022	$(4,023)	$(79)	$674	$(3,428)
Other comprehensive loss before reclassifications	(58,613)	—	(12,830)	(71,443)
Amounts reclassified from accumulated other comprehensive loss	—	—	(626)	(626)

Net other comprehensive loss during period	(58,613)	—	(13,456)	(72,069)

Balance March 31, 2022	$(62,636)	$(79)	$(12,782)	$(75,497)

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

Forward-looking statements involve numerous risks and uncertainties, any one or more of which could affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. These risks and uncertainties include, but not limited to: financial markets, our customers, and our business and results of operation; changes in interest rates; disruptions in the mortgage market; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty; uncertainty in U.S. fiscal or monetary policy; uncertainty concerning or disruptions relating to tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; increasing competition for financial products from other financial institutions and nonbank financial technology companies; future interest rate levels; legislative or regulatory rulemaking or actions; capital market conditions; security breaches or unauthorized disclosure of confidential customer or Company information; interruptions in the effective operation of information and transaction processing systems of Premier or Premier’s vendors and service providers; failures or delays in integrating or adopting new technology; the impact of the cessation of LIBOR interest rates and implementation of a replacement rate; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2022, (the “2022 Form 10-K”) and any amendments thereto. Any one or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three months ended March 31, 2023 and 2022.

Reconciliations of Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Net interest income (GAAP)	$56,287	$57,894
Add: FTE adjustment	104	229
Net interest income on a FTE basis (1)	$56,391	$58,123

Non-interest income-less securities gains/losses (2)	$13,873	$17,514
Non-interest expense (3)	42,791	41,303
Average interest-earning assets net of average
unrealized gains/losses on securities (4)	7,783,850	6,754,862

Ratios:
Net interest margin (1) / (4)	2.90%	3.44%
Efficiency ratio (3) / (1) + (2)	60.90%	54.61%

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

The Bank is an Ohio state-chartered bank headquartered in Youngstown, Ohio. It conducts operations through 75 banking center offices, 10 loan offices and serves clients through a team of wealth professionals. These operations are located in Ohio, Michigan, Indiana, Pennsylvania and West Virginia. The Bank provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

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

Changes in Financial Condition

At March 31, 2023, the Company's total assets amounted to $8.6 billion compared to $8.5 billion at December 31, 2022. The increase is primarily attributable to growth in net loans of $113.7 million from $6.4 billion at December 31, 2022 to $6.5 billion at March 31, 2023. The increase was mainly due to an increase in residential loans as the Company sold fewer loans due to higher yields on holding loans than selling loans. Loans held for sale increased from $115.3 million at December 31, 2022 to $119.6 million at March 31, 2023. The increase in net loans was funded by advances from the FHLB offset by a decline in deposits. Deposits decreased $132.7 million from $6.9 billion at December 31, 2022 to $6.8 billion as of March 31, 2023. Non-interest bearing deposits decreased $219.8 million since December 31, 2022 to $1.6 billion during the three months ended March 31, 2023, while non-brokered interest-bearing deposits grew $75.9 million to $5.0 billion during the same period. Brokered deposits increased $11.2 million in the three months ended March 31, 2023 to $154.9 million compared to $143.7 million at December 31, 2022.

Stockholders’ equity increased $26.7 million from $887.7 million at December 31, 2022 to $914.5 million at March 31, 2023. The increase in stockholders’ equity was primarily due to an increase in accumulated other comprehensive income (“AOCI”). The increase in AOCI is primarily related to an after-tax $14.5 million positive valuation adjustment on the available-for-sale securities portfolio. At March 31, 2023, 1,199,633 common shares remained available for repurchase under the Company’s existing repurchase program.

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

	Three Months Ended March 31,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$6,535,080	$76,063	4.66%	$5,382,825	$55,248	4.11%
Securities	1,183,361	7,359	2.49	1,250,321	5,701	1.82
Interest bearing deposits	35,056	444	5.07	109,757	46	0.17
FHLB stock	30,353	394	5.19	11,959	59	1.97
Total interest-earning assets	7,783,850	84,260	4.33	6,754,862	61,054	3.62
Non-interest-earning assets	649,250			786,552
Total assets	$8,433,100			$7,541,414

Interest-bearing liabilities:
Deposits	$5,078,510	$21,458	1.69%	$4,600,801	$2,222	0.19%
FHLB advances and other	467,311	5,336	4.57	16,278	13	0.32
Subordinated debentures	85,114	1,075	5.05	84,988	696	3.28
Total interest-bearing liabilities	5,630,935	27,869	1.98	4,702,067	2,931	0.25
Non-interest bearing deposits	1,755,011	—	—	1,713,416	—	—
Total including non-interest bearing demand deposits	7,385,946	27,869	1.51	6,415,483	2,931	0.18
Other non-interest-bearing liabilities	145,567			92,115
Total liabilities	7,531,513			6,507,598
Stockholders’ equity	901,587			1,033,816
Total liabilities and stockholders’ equity	$8,433,100			$7,541,414
Net interest income; interest rate spread		$56,391	2.35%		$58,123	3.37%
Net interest margin (3)			2.90%			3.44%
Average interest-earning assets to average interest-bearing liabilities			138%			144%

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

Results of Operations

Three months ended March 31, 2023 and 2022

For the three months ended March 31, 2023, the Company reported net income of $18.1 million compared to net income of $26.4 million for the three months ended March 31, 2022. On a per share basis, basic and diluted earnings per common share were $0.51 for the three months ended March 31, 2023 and basic and diluted income per common share were $0.73 for the three months ended March 31, 2022. The changes from 2022 to 2023 are primarily due to fluctuations in interest on loans and deposits, provision for credit losses, and mortgage banking income, which are described in further detail below.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $56.3 million for the quarter ended March 31, 2023, down from $57.9 million for the same period in 2022. Average earning assets for the quarter ended March 31, 2023 were $7.8 billion compared to $6.8 billion for the quarter ended March 31, 2022. The tax-equivalent net interest margin was 2.90% for the quarter ended March 31, 2023, a decrease of 54 basis points from 3.44% for the same period in 2022. The decrease in margin between the 2023 and 2022 quarters was primarily due to funding cost increasing at a faster pace than the company earned on assets. The yield on interest-earning assets increased 71 basis points to 4.33% for the quarter ended March 31, 2023 compared to 3.62% for the same period in 2022. The cost of interest-bearing liabilities between the two periods increased 173 basis points to 1.98% in the first quarter of 2023 from 0.25% in the first quarter of 2022.

Interest income increased $23.3 million to $84.2 million for the quarter ended March 31, 2023, from $60.8 million for the quarter ended March 31, 2022. This increase is primarily due to an increase in interest on loans and securities. Income from loans increased to $76.1 million for the quarter ended March 31, 2023, compared to $55.2 million for the same period in 2022 due to an increase in average loan balances to $6.5 billion for the three months ended March 31, 2023 from $5.4 billion for the first quarter of 2022. The yield on loans increased 55 basis points in 2023 to 4.66% compared to 4.11% in the first quarter of 2022. Interest income from investments increased $1.8 million in the first quarter of 2023 to $7.3 million compared to $5.5 million in the same period in 2022 primarily due to an increase in yield on securities of 67 basis points to 2.49% for the three months ended March 31, 2023, compared to 1.82% for the same period in 2022. Income from interest-earning deposits increased to $398,000 in the first quarter of 2023 compared to $46,000 for the same period in 2022. Average balances on interest-earning deposits decreased $74.7 million to $35.1 million in the first quarter of 2023 from $109.8 million for the same period in 2022. The yield earned on interest-earning deposits increased 490 basis points in the first quarter of 2023 compared to the same period in 2022.

Interest expense increased $24.9 million to $27.9 million in the first quarter of 2023 compared to $2.9 million for the same period in 2022. An increase in the cost of interest-bearing liabilities of 173 basis points is the primary reason for this change. Interest expense related to interest-bearing deposits was $21.5 million in the first quarter of 2023 compared to $2.2 million for the same period in 2022. Interest expense recognized by the Company related to FHLB advances was $5.3 million in the first quarter of 2023 compared to $13,000 for the same period in 2022. Expenses on subordinated debentures and notes payable increased to $1.1 million in the first quarter of 2023 compared to $696,000 for the same period in 2022 due to increased rates on the variable-rate junior subordinated debentures.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $1.9 million as of March 31, 2023, and $2.4 million as of December 31, 2022.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogeneous loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies. In addition, the future economic environment is incorporated in projection with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast. For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into fifteen different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied for ACL. Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate. Commercial credits are comprised of commercial working capital, agriculture production and other commercial credits. Construction is broken out into construction other and residential construction and consumer is broken out into consumer direct, consumer indirect and home equity. The Company utilizes three different methodologies to analyze loan pools.

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
Is marked as a modification; or
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

The quantitative general allowance increased to $16.2 million at March 31, 2023, up from $15.0 million at December 31, 2022. As a part of the CECL model in certain calculations, especially discounted cash flows, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans in addition to the fluctuation of loan balances. The increase in the quantitative general allowance during 2023 is attributed to loan growth.

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

RISK

8)
Changes in the trends of the volume and severity of delinquent and classified loans, and changes in the volume of non-accrual loans and other loan modifications.
9)
Changes in other external factors, such as regulatory, legal and technological environments.

The qualitative analysis indicated a general reserve of $56.2 million at March 31, 2023, compared to $55.4 million at December 31, 2022. Overall, the factors decreased slightly in the first quarter as a result of favorable trends in the risk factors listed above and were partially offset by an increase in the economic and environmental factors.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.66% for construction other loans to 1.52% for commercial working capital loans at March 31, 2023.

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of March 31, 2023, is $20.6 million and $847,000, respectively.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the change in net charge-offs in the quarter, the Company’s provision for credit losses for the three months ended March 31, 2023 was an expense of $3.9 million. This is compared to an expense of $626,000 for the three months ended March 31, 2022. The ACL was $74.3 million at March 31, 2023, and $67.2 million at December 31, 2022. The ACL represented 1.13% of loans, net of undisbursed loan funds and deferred fees and costs at March 31, 2023, compared to 1.13% at December 31, 2022. In management’s opinion, the overall ACL of $74.3 million as of March 31, 2023 is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three months ended March 31, 2023, total write-downs of real estate held for sale and other repossessed assets were $52,000. Management believes that the values recorded at March 31, 2023 for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $44.9 million at March 31, 2023, compared to $43.8 million at December 31, 2022, an increase of $1.1 million. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at March 31, 2023 were appropriate. Of the $34.4 million in non-accrual loans at March 31, 2023, $7.9 million, or 23.0%, are less than 90 days past due. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at March 31, 2023 and December 31, 2022 by category, were as follows:

	March 31,	December 31,
	2023	2022
	(In Thousands)
Non-performing loans:
Residential real estate	$6,763	$7,724
Commercial real estate	14,187	13,396
Construction	—	—
Commercial	5,142	4,862
Home equity and improvement	1,879	1,637
Consumer finance	2,508	2,401
PCD	3,898	3,802
Total non-performing loans	34,377	33,822

Real estate owned	393	619
Total repossessed assets	393	619

Total nonperforming assets	$34,770	$34,441

Total nonperforming assets as a percentage of total assets	0.41%	0.41%
Total nonperforming assets as a percentage of total loans plus OREO*	0.53%	0.53%
ACL as a percent of total nonperforming assets	213.61%	211.42%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans account for 11.3% of non-performing loans at March 31, 2023. Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 0.49% of the total loans in that category at March 31, 2023, compared to 0.46% for the same category at December 31, 2022. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.50% of the total loans in this category at March 31, 2023, compared to 0.48% at December 31, 2022. Non-performing loans in the residential loan category represented 0.42% of the total loans in that category at March 31, 2023, compared to 0.51% for the same category at December 31, 2022.

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

The following tables detail net charge-offs/recoveries and non-accrual loans by loan type.

	For the Three Months Ended March 31, 2023		As of March 31, 2023
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(16)	(0.64)%	$6,763	19.67%
Commercial real estate	1,657	66.63%	14,187	41.27%
Construction	—	—	—	—
Commercial	402	16.16%	5,142	14.96%
Home equity and improvement	3	0.12%	1,879	5.47%
Consumer finance	375	15.08%	2,508	7.30%
PCD	66	2.65%	3,898	11.33%
Total	$2,487	100.00%	$34,377	100.00%

	For the Three Months Ended March 31, 2022		As of December 31, 2022
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$82	(81.19)%	$7,724	22.84%
Commercial real estate	(52)	51.49%	13,396	39.61%
Construction	—	—	—	—
Commercial	(89)	88.12%	4,862	14.37%
Home equity and improvement	(14)	13.86%	1,637	4.84%
Consumer finance	19	(18.81)%	2,401	7.10%
PCD	(47)	46.53%	3,802	11.24%
Total	$(101)	100.00%	$33,822	100.00%

	For the Quarter Ended
	1st Qtr 2023	4th Qtr 2022	3rd Qtr 2022	2nd Qtr 2022	1st Qtr 2022
					(In Thousands)
Allowance at beginning of period	$72,816	$70,626	$67,074	$67,195	$66,468
Provision for credit losses	3,944	3,020	3,706	5,151	626
Charge-offs:
Residential	5	38	15	832	140
Commercial real estate	1,669	93	206	137	7
Construction	—	—	—	16	—
Commercial	498	—	29	5,303	10
Home equity and improvement	24	19	47	216	20
Consumer finance	449	540	185	136	102
PCD	68	367	—	63	10
Total charge-offs	2,713	1,057	482	6,703	289
Recoveries	226	227	328	1,431	390
Net charge-offs (recoveries)	2,487	830	154	5,272	(101)
Ending allowance	$74,273	$72,816	$70,626	$67,074	$67,195

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022		March 31, 2022
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$18,229	22.7%	$16,711	21.6%	$16,311	21.4%	$14,113	21.0%	$11,640	20.7%
Commercial real estate	33,831	39.3%	34,218	38.8%	32,712	38.6%	34,952	40.4%	34,201	42.3%
Construction	3,882	16.5%	4,025	17.9%	3,286	17.9%	2,999	16.7%	2,613	15.0%
Commercial	12,525	14.8%	11,769	14.8%	12,282	15.1%	9,762	15.1%	13,821	15.4%
Home equity and improvement	3,654	3.8%	4,044	3.9%	4,210	3.9%	4,003	4.1%	3,919	4.4%
Consumer finance	2,152	3.0%	2,049	3.0%	1,825	3.1%	1,245	2.7%	1,001	2.2%
	$74,273	100.0%	$72,816	100.0%	$70,626	100.0%	$67,074	100.0%	$67,195	100.0%

Key Asset Quality Ratio Trends

	1st Qtr 2023	4th Qtr 2022	3rd Qtr 2022	2nd Qtr 2022	1st Qtr 2022
Allowance for credit losses / loans*	1.13%	1.13%	1.14%	1.14%	1.25%
Allowance for credit losses / non-performing assets	213.61%	211.42%	210.49%	190.57%	141.31%
Allowance for credit losses / non-performing loans	216.05%	215.29%	213.13%	193.10%	142.07%
Non-performing assets / loans plus OREO*	0.53%	0.53%	0.54%	0.60%	0.88%
Non-performing assets / total assets	0.41%	0.41%	0.41%	0.44%	0.63%
Net charge-offs / average loans (annualized)	0.15%	0.05%	0.01%	0.37%	(0.01)%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income decreased $4.4 million in the first quarter of 2023 to $12.5 million from $16.9 million for the same period in 2022.

Service Fees. Service fees and other charges increased by $428,000 from $6.0 million for the three months ended March 31, 2022 to $6.4 million for the same period in 2023.

Mortgage Banking Activity. In the first quarter of 2023 a loss of $274,000 was recorded for mortgage banking compared to income of $4.3 million in the first quarter of 2022. Mortgage banking gains decreased $3.4 million to a loss of $837,000 in the first quarter of 2023 from a gain of $2.5 million in the first quarter of 2022. This decrease was primarily from a decrease in hedge valuations as market rates decreased. Mortgage loan servicing revenue was $1.9 million in the first quarter of both 2023 and 2022. Amortization of mortgage servicing rights decreased to $1.2 million in the first quarter of 2023 from $1.4 million in the first quarter of 2022. The valuation adjustment in mortgage servicing assets was $(274,000) in the first quarter of 2023 compared with an adjustment of $1.2 million in the first quarter of 2022. These fluctuations have primarily resulted from changes in the level of interest rates and prepayment speeds.

Gain on Sale of Available-for-Sale Securities. The Company sold available-for-sale securities during the first quarter of 2023 resulting in a gain of $34,000 compared to no activity for the same period in 2022.

Gain (loss) on Equity Securities. The Company recognized an unrealized loss on equity securities of $1.4 million for the first quarter of 2023, compared to an unrealized loss of $643,000 for the first quarter of 2022. These amounts are attributable to changes in valuations in the equity securities portfolio as a result of market conditions.

Insurance Commissions. Insurance commissions were $4.7 and $4.6 million for the first quarter of 2023 and 2022, respectively.

Wealth Management Income. Income from wealth management was $1.5 million for the first quarter of 2023 and 2022.

Bank-Owned Life Insurance ("BOLI"). Income from BOLI increased to $1.4 million in the first quarter of 2023 from $996,000 for the same period in 2022 due to the recognition of claim gains in 2023. There were no claim gains recognized in 2022.

Other Non-Interest Income. Other non-interest income decreased to $92,000 in the first quarter of 2023 from $142,000 in the same period in 2022.

Non-Interest Expense

Non-interest expense increased $1.5 million to $42.8 million for the first quarter of 2023 compared to $41.3 million for the same period in 2022.

Compensation and Benefits. Compensation and benefits increased slightly to $25.7 million in the first quarter of 2023, compared to $25.5 million in the first quarter of 2022.

Occupancy. Occupancy expense decreased to $3.6 million in the first quarter of 2023 compared to $3.7 million in the first quarter of 2022. This decrease was due to the closure of one branch in 2022.

FDIC Insurance Premium. The premiums on FDIC insurance increased to $1.3 million for the three months ended March 31, 2023 compared to $593,000 for the first quarter of 2022 primarily resulting from growth in deposits.

Financial Institutions Tax. The Company’s financial institutions tax decreased to $852,000 in the first quarter of 2023 compared to $1.2 million in the first quarter of 2022 as a result of lower equity at the end of 2022.

Data Processing. Data processing costs increased to $3.9 million in the first quarter of 2023, from $3.3 million in the first quarter of 2022.

Amortization of Intangibles. Expense from the amortization of intangibles decreased to $1.3 million in the first quarter of 2023 from $1.4 million in the first quarter of 2022. The decrease is primarily related to the amortization of core deposit intangibles over the past year.

Other Non-Interest Expenses. Other non-interest expenses increased $789,000 to $6.3 million for the three months ended March 31, 2023, compared to $5.5 million for the same quarter in 2022.

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

At March 31, 2023, the Bank had $1.6 billion of on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity.

Liquidity risk arises from the possibility that the Company may not be able to meet its financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, the Company’s Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates ALCO as the body responsible for meeting these objectives. ALCO reviews liquidity on a quarterly basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Management reviews liquidity on a monthly basis.

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

The Company met each of the well-capitalized ratio guidelines at March 31, 2023. The following table indicates the capital ratios for the Company (consolidated) and the Bank at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$737,448	10.01%	$331,682	4.5%	N/A	N/A
Premier Bank	$782,641	10.66%	$330,399	4.5%	$477,243	6.5%
Tier 1 Capital
Consolidated	$772,448	9.35%	$330,563	4.0%	N/A	N/A
Premier Bank	$782,641	9.50%	$329,700	4.0%	$412,124	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$772,448	10.48%	$442,242	6.0%	N/A	N/A
Premier Bank	$782,641	10.66%	$440,532	6.0%	$587,376	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$902,451	12.24%	$589,656	8.0%	N/A	N/A
Premier Bank	$862,644	11.75%	$587,376	8.0%	$734,220	10.0%
(1)
Excludes capital conservation buffer of 2.50%

	December 31, 2022
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$728,883	9.91%	$331,019	4.5%	N/A	N/A
Premier Bank	$775,907	10.58%	$330,008	4.5%	$476,678	6.5%

Tier 1 Capital
Consolidated	$763,883	9.37%	$326,094	4.0%	N/A	N/A
Premier Bank	$775,907	9.55%	$324,949	4.0%	$406,187	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$763,883	10.38%	$441,359	6.0%	N/A	N/A
Premier Bank	$775,907	10.58%	$440,011	6.0%	$586,681	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$892,663	12.14%	$588,478	8.0%	N/A	N/A
Premier Bank	$854,687	11.65%	$586,681	8.0%	$733,352	10.0%
(1)
Excludes capital conservation buffer of 2.50%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the Company’s 2022 Form 10-K, the Company's ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.

The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, borrowings, derivative positions and non-maturity deposit assumptions (such as beta and decay rates) and capital requirements.

The table below presents, for the twelve months subsequent to March 31, 2023 and December 31, 2022, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of March 31, 2023, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2023, decreased in the rising rate environment and increased in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2022. The change in modeling results from the prior period shown is largely due to increased re-pricing expectations on deposits which increased liability sensitivity for the period.

	Impact on Future Annual Net Interest Income
Immediate Change in Interest Rates	March 31, 2023	December 31, 2022

+ 400	(6.88)%	-0.22%
+ 300	(4.85)%	0.07%
+ 200	(3.07)%	0.12%
+ 100	(1.47)%	0.10%
- 100	2.84%	1.44%
- 200	5.14%	2.12%
- 300	5.05%	0.66%
- 400	5.23%	(1.63)%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may increase from the base case scenario should the yield curve flatten, become inverted or steepen.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The results of this analysis are reflected in the following tables for the quarter ended March 31, 2023, and the year ended December 31, 2022.

	March 31, 2023	December 31, 2022
Change in Rates	Economic Value of Equity % Change	Economic Value of Equity % Change

+400 bp	(7.90)%	(5.39)%
+ 300 bp	(5.26)%	(3.39)%
+ 200 bp	(3.60)%	(2.32)%
+ 100 bp	(1.89)%	(1.25)%
0 bp	—	—
- 100 bp	0.95%	0.39%
- 200 bp	1.74%	0.49%
- 300 bp	0.37%	(1.46)%
- 400 bp	(6.29)%	(5.98)%

Item 4. Controls and Procedures

An evaluation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended March 31, 2023:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Beginning Balance, January 1, 2023				1,200,024
January 1 - January 31, 2023	207	$27.32	207	1,199,817
February 1 - February 28, 2023	20,229	24.79	138	1,199,679
March 1 - March 31, 2023	2,133	22.14	46	1,199,633
Total	22,569	$24.57	391	1,199,633
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
(2)
Of this amount, 22,178 shares were obtained in fulfillment of tax obligations from vesting of restricted stock compensation and were not part of the publicly announced repurchase program.

Premier discovered that it issued approximately 77,847 more shares of the Company’s common stock in connection with its employee share purchase plan (“ESPP”) than were registered on July 2, 2014 on the previously filed Registration Statement on Form S-8 (File No. 333-197203), as amended on July 17, 2018, relating to the ESPP. Because the Company sponsors the ESPP, it is required to register shares issued through the ESPP even though all ESPP shares are purchased by Broadridge Corporate Issuer Solutions, Inc., the plan administrator, in the open market. The Company filed a new registration statement on Form S-8 to register future shares issued through the ESPP on November 7, 2022.

The Company has always treated the shares issued through the ESPP as outstanding for financial reporting purposes. The Company believes that it has always provided the employee-participants in the ESPP with the same information they would have received had the additional shares been registered. Original purchasers of the unregistered ESPP shares may have rescission rights with respect to such shares under applicable federal securities laws for up to one year following the date of acquisition of the shares. These rescission rights represent a potential liability to the Company. In addition, the Company may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these transactions. During the three months ended March 31, 2023, the Company purchased 391 shares of stock that were previously held in the ESPP.

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

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at March 31, 2023 and December 31, 2022; (ii) Unaudited Consolidated Condensed Statements of Income for the three months ended March 31, 2023 and 2022; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: May 5, 2023	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)