Form 10-Q
period 2023-06-30
PREMIER FINANCIAL CORP
filed 2023-08-04
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 35,730,187 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$71,096	$88,257
Interest-bearing deposits	50,631	39,903
	121,727	128,160
Securities available-for-sale, carried at fair value	961,123	1,040,081
Equity securities, carried at fair value	6,458	7,832
Loans held for sale, carried at fair value	128,079	115,251
Loans receivable, net of allowance for credit losses of $75,921 at June 30, 2023 and $72,816 at December 31, 2022, respectively	6,632,647	6,387,804
Mortgage servicing rights	20,160	21,171
Accrued interest receivable	30,056	28,709
Federal Home Loan Bank stock	39,887	29,185
Bank owned life insurance	171,856	170,713
Premises and equipment	55,736	55,541
Real estate and other assets held for sale	561	619
Goodwill	295,602	317,988
Core deposit and other intangibles	14,298	19,074
Other assets	138,021	133,214
Total assets	$8,616,211	$8,455,342
Liabilities and stockholders’ equity
Liabilities:
Deposits	$6,994,432	$6,906,719
Advances from the Federal Home Loan Bank	455,000	428,000
Subordinated debentures	85,166	85,103
Advance payments by borrowers	26,045	34,188
Reserve for credit losses - unfunded commitments	5,708	6,816
Other liabilities	112,889	106,795
Total liabilities	7,679,240	7,567,621
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,726,703 and 35,591,277 shares outstanding at June 30, 2023 and December 31, 2022, respectively	306	306
Additional paid-in capital	689,579	691,453
Accumulated other comprehensive loss, net of tax of $(45,203) and $(46,323), respectively	(168,721)	(173,460)
Retained earnings	547,336	502,909
Treasury stock, at cost, 7,570,557 shares at June 30, 2023 and 7,705,983 shares at December 31, 2022	(131,529)	(133,487)
Total stockholders’ equity	936,971	887,721
Total liabilities and stockholders’ equity	$8,616,211	$8,455,342

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income
Loans	$81,616	$56,567	$157,674	$111,808
Investment securities:
Taxable	6,407	5,328	13,014	9,938
Non-taxable	590	869	1,243	1,738
Interest-bearing deposits	641	120	1,085	166
FHLB stock dividends	905	174	1,299	233
Total interest income	90,159	63,058	174,315	123,883
Interest Expense
Deposits	26,825	2,671	48,283	4,893
FHLB advances and other	8,217	527	13,554	540
Subordinated debentures	1,125	763	2,199	1,459
Notes payable	—	1	—	1
Total interest expense	36,167	3,962	64,036	6,893
Net interest income	53,992	59,096	110,279	116,990
Credit loss expense - loans and leases	1,410	5,151	5,354	5,777
Credit loss (benefit) expense - unfunded commitments	(870)	1,415	(1,108)	1,724
Net interest income after credit loss expense (benefit)	53,452	52,530	106,033	109,489
Non-interest Income
Service fees and other charges	7,190	6,676	13,618	12,676
Insurance commissions	4,131	4,334	8,856	8,973
Mortgage banking income	2,940	1,948	2,666	6,200
Gain on sale of non-mortgage loans	71	—	71	—
Gain on sale insurance agency	36,296	—	36,296	—
(Loss) gain on sale of securities available for sale	(7)	—	27	—
Gain (loss) on equity securities	71	(1,161)	(1,374)	(1,804)
Wealth management income	1,537	1,414	3,022	2,891
Income from Bank Owned Life Insurance	1,015	983	2,432	1,979
Other non-interest income	102	171	194	313
Total non-interest income	53,346	14,365	65,808	31,228
Non-interest Expense
Compensation and benefits	24,175	22,334	49,833	47,875
Occupancy	3,320	3,494	6,894	7,194
FDIC insurance premium	1,786	802	3,074	1,395
Financial institutions tax	961	1,074	1,813	2,265
Data processing	3,640	3,442	7,503	6,777
Amortization of intangibles	1,223	1,380	2,493	2,818
Transaction costs	3,652	—	3,652	—
Other non-interest expense	5,738	6,563	12,024	12,060
Total non-interest expense	44,495	39,089	87,286	80,384
Income before income taxes	62,303	27,806	84,555	60,333
Income tax expense	13,912	5,446	18,015	11,616
Net income	$48,391	$22,360	$66,540	$48,717
Earnings per common share
Basic	$1.35	$0.63	$1.86	$1.36
Diluted	$1.35	$0.63	$1.86	$1.36

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$48,391	$22,360	$66,540	$48,717

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(15,290)	(53,212)	3,109	(127,405)
Reclassification adjustment for securities (gains) losses included in net income	7	—	(27)	—
Income tax effect	3,210	11,174	(647)	26,754
Net of tax amount	(12,073)	(42,038)	2,435	(100,651)

Unrealized gain (loss) on balance sheet swap	(1,563)	(13,710)	7,023	(29,951)
Reclassification adjustment for cash flow hedge derivatives gains included in net income	(2,511)	2,041	(4,460)	1,248
Income tax effect	1,135	2,450	(259)	6,028
Net of tax amount	(2,939)	(9,219)	2,304	(22,675)

Total other comprehensive income (loss)	(15,012)	(51,257)	4,739	(123,326)

Comprehensive income (loss)	$33,379	$(28,897)	$71,279	$(74,609)

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2023	$—	35,591,277	$306	$691,453	$(173,460)	$502,909	$(133,487)	$887,721
Net income						18,149		18,149
Other comprehensive income					19,751			19,751
Deferred compensation plan		9,196		75			(75)	—
Stock based compensation expenses		753		112			13	125
Vesting of incentive plans		62,061		(1,078)			1,078	—
Restricted share issuance		60,526		(755)			1,051	296
Restricted share forfeitures		(22,178)					(544)	(544)
Shares repurchased		(391)					(11)	(11)
Common stock dividend payment ($0.31 per share)						(11,037)		(11,037)
Balance at March 31, 2023	$—	35,701,244	$306	$689,807	$(153,709)	$510,021	$(131,975)	$914,450
Net income						48,391		48,391
Other comprehensive income (loss)					(15,012)			(15,012)
Deferred compensation plan				(13)			13	—
Stock based compensation expenses		1,232		282			21	303
Vesting of incentive plans		4,173		(72)			72	—
Restricted share issuance		26,545		(461)			461	—
Restricted share forfeitures		(6,491)		36			(121)	(85)
Shares repurchased								—
Common stock dividend payment ($0.31 per share)						(11,076)		(11,076)
Balance at June 30, 2023	$—	35,726,703	$306	$689,579	$(168,721)	$547,336	$(131,529)	$936,971

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders Equity
Balance at January 1, 2022	$—	36,383,613	$306	$691,132	$(3,428)	$443,517	$(108,031)	$1,023,496
Net income						26,357		26,357
Other comprehensive loss					(72,069)			(72,069)
Deferred compensation plan		9,933		(14)			14	—
Vesting of incentive plans		5,660		760			246	1,006
Restricted share issuance		19,936		(597)			351	(246)
Restricted share forfeitures		(5,398)		69			(285)	(216)
Shares repurchased		(793,166)					(24,245)	(24,245)
Common stock dividend payment ($0.30 per share)						(10,787)		(10,787)
Balance at March 31, 2022	$—	35,620,578	$306	$691,350	$(75,497)	$459,087	$(131,950)	$943,296
Net income						22,360		22,360
Other comprehensive income (loss)					(51,257)			(51,257)
Deferred compensation plan				(14)			14	—
Stock based compensation expenses				157				157
Vesting of incentive plans		5,547		(167)			167	—
Restricted share issuance		24,256		(421)			421	—
Restricted share forfeitures		(4,033)					(118)	(118)
Shares repurchased		(90,870)					(2,623)	(2,623)
Common stock dividend payment ($0.30 per share)						(10,668)		(10,668)
Balance at June 30, 2022	$—	35,555,478	$306	$690,905	$(126,754)	$470,779	$(134,089)	$901,147

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$66,540	$48,717
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,246	7,501
Depreciation	2,657	2,884
Amortization of premium and discounts on loans, securities, deposits and debt obligations	2,813	5,162
Amortization of mortgage servicing rights, net of impairment charges/recoveries	2,472	1,251
Amortization of intangibles	2,493	2,818
Change in deferred taxes	(1,645)	(606)
Proceeds from the sale of loans held for sale	136,185	187,315
Originations of loans held for sale	(149,069)	(168,157)
Mortgage banking gain, net	(1,405)	(3,710)
Gain on sale of insurance agency, net	(32,644)	—
Loss (gain) on sale / write-down of real estate and other assets held for sale	34	(65)
Gain on sale of available for sale securities	(27)	—
Loss on equity securities	1,374	1,804
Stock based compensation expense	724	917
Restricted stock forfeitures for taxes and option exercises	(629)	(334)
Income from bank owned life insurance	(2,009)	(1,979)
Changes in:
Accrued interest receivable and other assets	(7,067)	(35,105)
Other liabilities	11,710	24,327
Net cash provided by operating activities	36,753	72,740
Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	60,657	56,756
Proceeds from sale of available-for-sale securities	21,377	—
Proceeds from sale of premises and equipment, real estate and other assets held for sale	580	309
Purchases of available-for-sale securities	(2,346)	(122,457)
Purchases of equity securities	—	(1,000)
Net change in Federal Home Loan Bank stock	(10,702)	(12,406)
Cash received in disposition	47,354	—
Purchases of premises and equipment, net	(3,294)	(1,342)
Investment in bank owned life insurance	866	—
Net increase in loans receivable	(242,558)	(601,854)
Net cash used in investing activities	(128,066)	(681,994)
Financing Activities
Net increase in deposits and advance payments by borrowers	80,004	250,405
Net change in Federal Home Loan Bank advances	27,000	380,000
Net cash paid for repurchase of common stock	(11)	(26,868)
Cash dividends paid on common stock	(22,113)	(21,455)
Net cash provided by financing activities	84,880	582,082
Decrease in cash and cash equivalents	(6,433)	(27,172)
Cash and cash equivalents at beginning of period	128,160	161,566
Cash and cash equivalents at end of period	$121,727	$134,394
Supplemental cash flow information:
Interest paid	$59,870	$6,707
Income taxes paid	7,488	7,110
Initial recognition of right-of-use asset	25	—
Initial recognition of lease liability	25	—
Transfers from loans to real estate and other assets held for sale	—	—

See accompanying notes.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

June 30, 2023 and 2022

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

First Insurance was an insurance agency that conducted business throughout Premier’s markets. First Insurance offered property and casualty insurance, life insurance and group health insurance. On June 30, 2023, the Company completed the sale of substantially all of the assets (including $24.7 million of goodwill and intangibles) of First Insurance Group to Risk Strategies Corporation (“Buyer”). Consideration included a combination of cash and a subordinated note resulting in net cash received of $47.4 million after certain transaction costs at closing, the assumption of certain leases, and contingent consideration subject to certain performance criteria by the Buyer to be determined after the year ended December 31, 2026. The Company recorded a pre-tax gain on sale of $36.3 million, transaction costs of $3.7 million and taxes of $8.5 million for a $24.1 million increase to equity at June 30, 2023.

The accompanying consolidated condensed financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2022 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the entire year.

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

The Company also enters into cash flow and fair value hedge derivative instruments to hedge the risk of variability in cash flows on the Company’s floating rate loan pool, fixed rate mortgage loan pool and FHLB advances. The Company uses an independent third party to perform a market valuation analysis for these derivatives (Level 2).

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$96,176	$—	$96,176
Mortgage-backed securities	—	161,199	—	161,199
Collateralized mortgage obligations	—	238,993	—	238,993
Asset-backed securities	—	151,087	—	151,087
Corporate bonds	—	60,540	—	60,540
Obligations of state and political subdivisions	—	204,818	—	204,818
US Treasuries	48,310	—	—	48,310
Equity securities	6,458	—	—	6,458
Loans held for sale, at fair value	—	16,617	111,462	128,079
Interest rate swaps	—	3,179	—	3,179
Cash flow/ Fair value hedge derivative	—	4,524	—	4,524
Mortgage banking derivatives	—	3,426	—	3,426
Liabilities:
Interest rate swaps	—	3,179	—	3,179
Cash flow hedge derivatives	—	38,796	—	38,796

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$95,909	$—	$95,909
Mortgage-backed securities	—	167,589	—	167,589
Collateralized mortgage obligations	—	249,805	—	249,805
Asset-backed securities	—	192,504	—	192,504
Corporate bonds	—	64,482	—	64,482
Obligations of state and political subdivisions	—	221,594	—	221,594
US Treasuries	48,198	—	—	48,198
Equity securities	7,832	—	—	7,832
Loans held for sale, at fair value	—	23,589	91,662	115,251
Interest rate swaps	—	4,494	—	4,494
Mortgage banking derivatives	—	1,349	—	1,349
Liabilities:
Interest rate swaps	—	4,494	—	4,494
Cash flow hedge derivatives	—	40,032	—	40,032

The table below presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022. There were no securities that were measured at Level 3 for the three and six months ended June 30, 2023 and 2022.

	Construction loans held for sale
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance of recurring Level 3 assets at beginning of period	$97,280	$116,484	$91,662	$134,167
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(990)	(6,331)	4,981	(19,790)
Originations	24,321	37,264	47,502	73,607
Sales	(9,149)	(30,402)	(32,683)	(70,969)
Balance of recurring Level 3 assets at end of period	$111,462	$117,015	$111,462	$117,015

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$111,462	Adjusted secondary market pricing	Adjustments	0.00% - 0.26%

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$91,662	Adjusted secondary market pricing	Adjustments	0.00% - 1.04%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$5,173	$5,173
Commercial	—	—	1,251	1,251

Mortgage servicing rights	$—	$1,407	$—	$1,407

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$3,512	$3,512
Commercial	—	—	5,492	5,492

Mortgage servicing rights	$—	$5,126	$—	$5,126

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$6,424	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-50%	13.73%

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

The aggregate fair value of the residential mortgage loans held for sale at June 30, 2023 and December 31, 2022 was $16.6 million and $23.6 million, respectively, and they had a contractual balance of $17.4 million and $25.3 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three and six months ended June 30, 2023, $21,000 and $389,000, respectively, was recorded in gains on the sale of loans held for sale for the change in fair value. For the three and six months ended June 30, 2022, $157,000 and $(1.3) million, respectively, was recorded in gains (losses) on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at June 30, 2023 and December 31, 2022, was $111.5 million and $91.7 million, respectively, and they had a contractual balance of $117.9 million and $103.1 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three and six months ended June 30, 2023, $(990,000) and $5.0 million, respectively, was recorded in gains (losses) on the sale of loans held for sale for the change in fair value. For the three and six months ended June 30, 2022, $6.3 million and $19.8 million, respectively, was recorded in losses on the sale of loans held for sale for the change in fair value.

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

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2023.

The carrying value and estimated fair values of financial instruments at June 30, 2023 and December 31, 2022, were as follows:

		Fair Value Measurements at June 30, 2023
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$121,727	$121,727	$121,727	$—	$—
Federal Home Loan Bank Stock	39,887	N/A	N/A	N/A	N/A
Loans receivable, net	6,632,647	6,254,545	—	—	6,254,545
Accrued interest receivable	30,056	30,056	30,056	—	—

Financial Liabilities:
Deposits	$6,994,432	$6,996,180	$5,359,067	$1,637,113	$—
Advances from Federal Home Loan Bank	455,000	455,038	—	455,038	—
Subordinated debentures	85,166	72,675	—	—	72,675

		Fair Value Measurements at December 31, 2022
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$128,160	$128,160	$128,160	$—	$—
Federal Home Loan Bank Stock	29,185	N/A	N/A	N/A	N/A
Loans receivable, net	6,387,804	6,129,814	—	—	6,129,814
Accrued interest receivable	28,709	28,709	28,709	—	—

Financial Liabilities:
Deposits	$6,906,719	$6,881,110	$5,852,952	$1,028,158	$—
Advances from Federal Home Loan Bank	428,000	427,999	—	427,999	$—
Subordinated debentures	85,103	76,989	—	—	76,989

4. Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees. On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Company's merger (the "Merger") with United Community Federal Corp. ("UCFC"), Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan (the “UCFC 2007 Plan”) and UCFC’s 2015 Long Term Incentive Plan, which has since been renamed as the “Premier Financial Corp. 2015 Long Term Incentive Plan” (the “2015 Plan”). Premier also assumed the shares available for future issuance under the 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger remain subject to the terms of the 2015 Plan, but became exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options. Besides certain options previously issued under the First Defiance Financial Corp. 2010 Equity Incentive Plan, all awards currently outstanding are issued under the 2018 Equity Plan or the 2015 Plan. The 2018 Equity Plan and the 2015 Plan were each amended and restated in February 2022 to align certain administrative components of the plans in addition to enhancing certain governance components. New awards will be made under either the 2018 Equity Plan or the 2015 Plan as the Company determines. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, restricted stock, stock, stock appreciation rights, or other stock-based awards. The 2015 Plan allows for the issuance of up to 1.2 million common shares, as adjusted for the Merger, through the award of options, stock, restricted stock, stock units, stock appreciation rights, or performance stock awards.

Beginning in 2023, directors were able to elect to receive stock in lieu of cash for their director fees. In the first half of 2023, the Company recognized $39,000 in expense for 1,985 shares that were issued to directors in lieu of cash fees.

The Company maintains Long-Term Equity Incentive Plans (each, an "LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan"). Under the Executive LTIP, participants may earn between 20% to 50% of their salary for potential payout in the form of (1) equity awards based on the achievement of certain corporate performance targets over a three-year period and (2) beginning in 2023, restricted stock awards (“RSAs”). The Company granted 66,482 performance stock units ("PSUs") to the participants under the Executive LTIP during the first half of 2023, which represents the maximum target award. The value of PSU awards issued in 2021, 2022 and 2023 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these PSUs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement of the participant. The RSAs issued under the Executive LTIP vest incrementally over three years, being fully vested upon the third anniversary of the grant date. The Company granted 21,169 RSAs under the Executive LTIP in the first quarter of 2023.

The maximum amount of compensation expense that may be earned for the PSUs at June 30, 2023 is approximately $6.1 million in the aggregate. However, the estimated expense that is expected to be earned as of June 30, 2023 is $4.1 million, of which $1.6 million was unrecognized at June 30, 2023, and will be recognized over the remaining performance periods. A reduction in expense of $201,000 and $539,000 was recorded during the three and six months ended June 30, 2023, respectively, compared to expense of $88,000 and $411,000 for the three and six months ended June 30, 2022, respectively.

Beginning in 2022, under the Key Plan, the participants were granted restricted stock awards ("RSAs") based upon the achievement of certain targets in the prior year. Prior to 2022, restricted stock units ("RSUs") were issued to participants under the same plan. The participants can earn from 5% to 10% of their salary in RSAs or RSUs that vest three years from the date of grant. The Company granted 25,044 in RSAs and 19,612 RSAs in the first quarter of 2023 and 2022, respectively, as a payout under the Key Plan.

In the six months ended June 30, 2023, the Company also granted 17,832 discretionary RSAs that vest over a three year time period. Compensation expense is recognized over the performance or vesting period. Total expense of $482,000 and $928,000 was recorded during the three and six months ended June 30, 2023, respectively, compared to expense of $245,000 and $506,000 for the three and six months ended June 30, 2022, respectively. Approximately $1.2 million and $2.1 million is included within other liabilities at June 30, 2023 and December 31, 2022, respectively, related to the cash portion of the Company's Short-Term Incentive Plans.

The following table sets forth Premier's performance and restricted stock activity during the six months ended June 30, 2023:

	Performance Stock Units		Restricted Stock Units		Restricted Stock Awards
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2023	229,813	$29.12	31,796	$28.44	99,412	$29.14
Granted	66,482	24.78	—	—	87,071	23.09
Vested	(55,435)	26.48	(10,799)	26.60	(21,799)	29.72
Forfeited	(23,298)	26.48	(1,167)	33.26	(2,795)	24
Unvested at June 30, 2023	217,562	$28.75	19,830	$29.16	161,889	$25.90

As of June 30, 2023, 29,661 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

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

There were no options granted during the six months ended June 30, 2023 and 2022.

Following is stock option activity under the plans during the six months ended June 30, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2023	29,661	$22.54
Forfeited or cancelled	—	—
Exercised	—	—
Granted	—	—
Options outstanding, June 30, 2023	29,661	$22.54	3.59	$9
Exercisable at June 30, 2023	29,661	$22.54	3.59	$9

As of June 30, 2023, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of one month.

5. Dividends on Common Stock

Premier declared and paid a $0.62 per common stock dividend in the first six months of 2023 and declared and paid a $0.60 per common stock dividend in the first six months of 2022. Premier declared and paid a $0.31 per common stock dividend in the second quarter of 2023 and declared and paid a $0.30 per common stock dividend in the second quarter of 2022.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$48,391	$22,360	$66,540	$48,717
Less: income allocated to participating securities	19	17	104	54
Net income allocated to common shareholders	48,372	22,343	66,436	48,663

Weighted average common shares outstanding including participating securities	35,722	35,608	35,686	35,816
Less: Participating securities	(28)	27	15	40
Average common shares	35,750	35,581	35,671	35,776

Basic earnings per common share	$1.35	$0.63	$1.86	$1.36
Diluted Earnings Per Share:
Net income allocated to common shareholders	$48,372	$22,343	$66,436	$48,663
Weighted average common shares outstanding for basic earnings per common share	35,750	35,581	35,671	35,776
Add: Dilutive effects of stock options and restricted stock units	50	101	79	104
Average shares and dilutive potential common shares	35,800	35,682	35,750	35,880

Diluted earnings per common share	$1.35	$0.63	$1.86	$1.36

There were 932 and 750 shares for the three and six months ended June 30, 2023, respectively, that were excluded from the diluted earnings per common share calculation. There were 18,462 and 17,261 shares for the three and six months ended June 30, 2022, respectively, that were excluded from the dilutive earnings per common share calculation.
7. Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At June 30, 2023
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$116,781	$—	$(20,605)	$96,176
Mortgage-backed securities	193,147	—	(31,948)	161,199
Collateralized mortgage obligations	292,120	—	(53,127)	238,993
Asset-backed securities	157,152	310	(6,375)	151,087
Corporate bonds	71,312	—	(10,772)	60,540
Obligations of state and political subdivisions	251,715	13	(46,910)	204,818
US Treasuries	55,860	—	(7,550)	48,310
Total Available-for-Sale	$1,138,087	$323	$(177,287)	$961,123

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At December 31, 2022
Available-for-sale
Obligations of U.S. government corporations and agencies	$117,150	$—	$(21,241)	$95,909
Mortgage-backed securities	200,548	—	(32,959)	167,589
Collateralized mortgage obligations	299,731	—	(49,926)	249,805
Asset-backed securities	200,312	517	(8,325)	192,504
Corporate bonds	71,543	—	(7,061)	64,482
Obligations of state and political subdivisions	274,856	92	(53,354)	221,594
US Treasuries	55,987	—	(7,789)	48,198
Total Available-for-Sale	$1,220,127	$609	$(180,655)	$1,040,081

The amortized cost and fair value of the investment securities portfolio at June 30, 2023, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBS, CMOs and ABS, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$363	$364
Due after one year through five years	42,504	38,777
Due after five years through ten years	229,349	194,741
Due after ten years	223,452	175,962
MBS/CMO/ABS	642,419	551,279
	$1,138,087	$961,123

Investment securities with a carrying amount of $669.1 million and $759.8 million at June 30, 2023 and December 31, 2022, respectively, were pledged as collateral.

The following tables summarize Premier’s securities that were in an unrealized loss position at June 30, 2023 and December 31, 2022:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At June 30, 2023
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$—	$—	$96,176	$(20,605)	$96,176	$(20,605)
Mortgage-backed securities	3,472	(164)	157,727	(31,784)	161,199	(31,948)
Collateralized mortgage obligations	2,339	(7)	236,654	(53,120)	238,993	(53,127)
Asset-backed securities	—	—	122,421	(6,375)	122,421	(6,375)
Corporate bonds	7,060	(940)	53,480	(9,832)	60,540	(10,772)
Obligations of state and political subdivisions	17,988	(401)	182,578	(46,509)	200,566	(46,910)
US Treasuries	—		48,310	(7,550)	48,310	(7,550)
Total available-for-sale	$30,859	$(1,512)	$897,346	$(175,775)	$928,205	$(177,287)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At December 31, 2022
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$64,394	$(11,158)	$31,513	$(10,083)	$95,907	$(21,241)
Mortgage-backed securities-residential	40,908	(4,184)	126,681	(28,775)	167,589	(32,959)
Collateralized mortgage obligations	60,676	(11,985)	159,129	(37,941)	219,805	(49,926)
Asset-backed securities	45,534	(1,499)	113,580	(6,826)	159,114	(8,325)
Corporate bonds	49,114	(4,960)	15,368	(2,101)	64,482	(7,061)
Obligations of state and political subdivisions	106,610	(13,378)	98,063	(39,976)	204,673	(53,354)
US Treasuries	19,891	(3,448)	28,309	(4,341)	48,200	(7,789)
Total available-for-sale	$387,127	$(50,612)	$572,643	$(130,043)	$959,770	$(180,655)

The Company had $7,000 in realized losses and $27,000 in realized gains from the sale of available-for-sale securities in the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, the Company realized no gains or losses from the sale of investment securities. It is expected that the securities would not be settled at less than the amortized cost of the Company's investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Management does not intend to sell these investments and it is not expected that the Company will be required to sell the investments before recovery of its amortized cost basis.

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
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of June 30, 2023, management determined that no credit loss exists and that the unrealized losses are due to the increased interest rate environment.

At June 30, 2023 and December 31, 2022, the Company held preferred and common stock of various bank holding companies totaling $6.5 million and $7.8 million, respectively. During the three and six months ended June 30, 2023, a realized gain of $71,000 and a realized loss of $1.4 million, respectively, were recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income. During the three and six months ended June 30, 2022, $1.2 million and $1.8 million of realized losses, respectively, were recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income.
8. Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics. Loans receivable consist of the following:

	June 30, 2023	December 31, 2022
	(In Thousands)
Real Estate:
Residential	$1,711,632	$1,535,574
Commercial	2,848,410	2,762,311
Construction	1,039,689	1,278,255
	5,599,731	5,576,140
Other Loans:
Commercial	1,069,372	1,055,180
Home equity and improvement	272,792	277,613
Consumer finance	210,390	213,405
	1,552,554	1,546,198
Loans before deferred loan origination fees and costs	7,152,285	7,122,338
Deduct:
Undisbursed construction loan funds	(455,653)	(672,775)
Net deferred loan origination fees and costs	11,936	11,057
Allowance for credit losses	(75,921)	(72,816)
Total loans	$6,632,647	$6,387,804

The Company responded to the COVID-19 pandemic in numerous ways, including by actively participating in the Paycheck Protection Program (“PPP”) and distributing $636.9 million to small businesses in our markets. As of June 30, 2023, the Company had $577,000 in PPP loans that remained unpaid and were included in commercial other loans in the above loan table. As of December 31, 2022, the Company had $1.1 million in PPP loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Construction	12,934	—	1,190	—	14,124

Other Loans:
Commercial	2,075	1,900	5,139	881	9,995
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$15,009	$1,900	$6,329	$881	$24,119

	December 31, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$51	$—	$—	$—	$51
Commercial	10,708	—	2,716	—	13,424
Construction	—	—	—	—	—

Other Loans:
Commercial	2,161	523	3,858	—	6,542
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$12,920	$523	$6,574	$—	$20,017

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually analyzed loans. All loans 90 days and greater past due are placed on non-accrual status. The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned as of the dates indicated:

	June 30, 2023	December 31, 2022
	(In Thousands)
Non-accrual loans with reserve	$24,726	$20,369
Non-accrual loans without reserve	12,265	13,453
Loans 90 days plus past due and still accruing	—	—
Total non-performing loans	36,991	33,822
Real estate and other assets held for sale	561	619
Total non-performing assets	$37,552	$34,441

The following table presents the aging of the amortized cost in past due and non-accrual loans as of June 30, 2023, by class of loans (in thousands):

	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	$1,691,587	$109	$6,455	$7,886	$14,450	$9,334
Commercial	2,844,252	194	444	6,167	6,805	14,018
Construction	583,751	—	285	—	285	—

Other Loans:
Commercial	1,054,469	4,234	57	4,944	9,235	6,686
Home equity and improvement	266,742	2,158	628	1,194	3,980	1,692
Consumer finance	206,855	2,537	1,198	1,953	5,688	2,373
PCD	16,936	296	809	2,428	3,533	2,888

Total Loans	$6,664,592	$9,528	$9,876	$24,572	$43,976	$36,991

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

Of the loans modified as of June 30, 2023, $4.4 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the three and six months ended June 30, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

	Loans Modifications Made to Borrowers Experiencing Financial Difficulty Three Months Ended June 30, 2023 (Dollars in Thousands)		Loans Modifications Made to Borrowers Experiencing Financial Difficulty Six Months Ended June 30, 2023 (Dollars in Thousands)
	Term Extension		Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category	Amortized Cost Basis	Percent of total loans by category
Real Estate:
Residential	$109	0.01%	109	0.01%
Commercial	4,431	0.16%	4,798	0.17%
Construction	—	—	—	—

Other Loans:
Commercial	—	—	38	0.00%
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	$4,540		$4,945

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Real Estate:
Residential	-Term extended from 7 year balloon to 30 years
Commercial	-Added 12 months to the life of the loan, which reduced monthly payment amounts for the borrower. -Term extension 10 yr term/ 20 yr am to 12 month interest only

Other Loans:
Commercial	-Added 84 months to the life of the loan to term out 2 year balloon, which reduced monthly payment amounts for the borrower.

Rate Reduction
Loan Type	Financial Effect
Real Estate:
Commercial	-Interest rate reduction 11.08% to 5.00% -Interest rate reduction 10.65% to 5.00%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no modification loans that had a payment default during the quarter ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The modified loans are current and have not experienced delinquency as of June 30, 2023.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,695,235	$484	$10,318	$—	$10,318	$1,706,037
Commercial	2,801,710	20,751	28,596	—	28,596	2,851,057
Construction	575,703	8,333	—	—	—	584,036

Other Loans:
Commercial	1,021,363	27,376	14,965	—	14,965	1,063,704
Home equity and improvement	269,038	—	1,684	—	1,684	270,722
Consumer finance	210,348	—	2,195	—	2,195	212,543
PCD	13,981	3,786	2,702	—	2,702	20,469

Total Loans (1)	$6,587,378	$60,730	$60,460	$—	$60,460	$6,708,568

(1) Total loans are net of undisbursed funds and deferred fees and costs.

As of December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,519,657	$935	$8,375	$—	$8,375	$1,528,967
Commercial	2,698,292	46,029	20,294	—	20,294	2,764,615
Construction	605,480	—	—	—	—	605,480

Other Loans:
Commercial	1,016,925	26,319	6,830	—	6,830	1,050,074
Home equity and improvement	273,613	—	1,591	—	1,591	275,204
Consumer finance	213,078	—	2,371	—	2,371	215,449
PCD	13,904	2,590	4,337	—	4,337	20,831

Total Loans (1)	$6,340,949	$75,873	$43,798	$—	$43,798	$6,460,620

(1) Total loans are net undisbursed loan funds and deferred fees and costs
The following tables present the amortized cost basis of loans by credit quality indicator and class of loans as of June 30, 2023 and December 31, 2022 (in thousands).

	Term of loans by origination
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of June 30, 2023

Real Estate
Residential:
Current-period gross charge-offs	$—	$—	$217	$—	$—	$66	$—	$283
Risk Rating
Unclassified	$72,488	$436,861	$446,915	$323,345	$90,711	$322,786	$2,129	$1,695,235
Special Mention	—	—	—	175	—	309	—	484
Substandard	117	1,298	1,536	1,390	651	5,326	—	10,318
Doubtful	—	—	—	—	—	—	—	—
Total	$72,605	$438,159	$448,451	$324,910	$91,362	$328,421	$2,129	$1,706,037

Commercial:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$20
Risk Rating
Unclassified	$125,474	$600,502	$529,545	$508,611	$314,839	$705,271	$17,468	$2,801,710
Special Mention	—	1,459	4,096	2,012	—	13,042	142	20,751
Substandard	51	270	195	2,705	4,828	20,415	132	28,596
Doubtful	—	—	—	—	—	—	—	—
Total	$125,525	$602,231	$533,836	$513,328	$319,667	$738,728	$17,742	$2,851,057

Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating
Unclassified	$46,056	$343,257	$142,495	$41,942	$1,953	$—	$—	$575,703
Special Mention	—	—	—	—	8,333	—	—	8,333
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$46,056	$343,257	$142,495	$41,942	$10,286	$—	$—	$584,036

Other Loans
Commercial:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$2
Risk Rating
Unclassified	$84,763	$259,149	$178,867	$71,140	$42,385	$34,794	$350,265	$1,021,363
Special Mention	4,586	1,215	7,891	290	511	4,080	8,803	27,376
Substandard	—	814	4,080	4,815	474	2,040	2,742	14,965
Doubtful	—	—	—	—	—	—	—	—
Total	$89,349	$261,178	$190,838	$76,245	$43,370	$40,914	$361,810	$1,063,704

Home equity and Improvement:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$22	$99	$121
Risk Rating
Unclassified	$10,650	$27,538	$19,957	$4,841	$3,255	$29,125	$173,672	$269,038
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	49	14	—	28	358	1,235	1,684
Doubtful	—	—	—	—	—	—	—	—
Total	$10,650	$27,587	$19,971	$4,841	$3,283	$29,483	$174,907	$270,722

Consumer Finance:
Current-period gross charge-offs	$—	$85	$56	$63	$9	$8	$50	$271
Risk Rating
Unclassified	$31,040	$113,854	$27,648	$14,231	$10,204	$3,538	$9,833	$210,348
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,059	412	405	251	68	—	2,195
Doubtful	—	—	—	—	—	—	—	—
Total	$31,040	$114,913	$28,060	$14,636	$10,455	$3,606	$9,833	$212,543

PCD:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$46	$1	$47
Risk Rating
Unclassified	$—	$—	$—	$—	$121	$13,220	$640	$13,981
Special Mention	—	—	—	—	—	795	2,991	3,786
Substandard	—	—	—	—	—	2,360	342	2,702
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$121	$16,375	$3,973	$20,469

	Term of loans by origination
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable and is considered by the company’s management as likely to fund over the life of the instrument. At June 30, 2023, the Company had $1.5 billion in unfunded commitments and set aside $5.7 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

The following table discloses allowance for credit loss (“ACL”) activity for the three and six months ended June 30, 2023 and 2022 by portfolio segment (in thousands):

Three Months Ended June 30, 2023	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$18,229	$33,831	$3,882	$12,525	$3,654	$2,152	$74,273
Charge-Offs	(304)	(20)	—	(8)	(121)	(291)	(744)
Recoveries	23	59	—	807	36	57	982
Provisions	970	881	(51)	(223)	(170)	3	1,410
Ending Allowance	$18,918	$34,751	$3,831	$13,101	$3,399	$1,921	$75,921

Six Months Ended June 30, 2023	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$16,711	$34,218	$4,025	$11,769	$4,044	$2,049	$72,816
Charge-Offs	(309)	(1,689)	—	(519)	(200)	(740)	(3,457)
Recoveries	45	71	—	903	57	132	1,208
Provisions	2,471	2,151	(194)	948	(502)	480	5,354
Ending Allowance	$18,918	$34,751	$3,831	$13,101	$3,399	$1,921	$75,921

Three Months Ended June 30, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$11,640	$34,201	$2,613	$13,821	$3,919	$1,001	$67,195
Charge-Offs	(861)	(137)	(16)	(5,303)	(248)	(138)	(6,703)
Recoveries	673	455	3	184	79	37	1,431
Provisions	2,661	433	399	1,060	253	345	5,151
Ending Allowance	$14,113	$34,952	$2,999	$9,762	$4,003	$1,245	$67,074

Six Months Ended June 30, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468
Charge-Offs	(1,001)	(144)	(16)	(5,313)	(277)	(241)	(6,992)
Recoveries	754	514	3	286	113	151	1,821
Provisions	2,331	2,183	8	1,379	(54)	(70)	5,777
Ending Allowance	$14,113	$34,952	$2,999	$9,762	$4,003	$1,245	$67,074

Purchased Credit Deteriorated Loans

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$11,164	$144	$11,546	$139
Commercial	1,375	43	1,544	34
Construction	—	—	—	—
	12,539	187	13,090	173
Other Loans:
Commercial	5,628	563	5,058	594
Home equity and improvement	2,070	62	2,409	80
Consumer finance	232	5	274	5
	7,930	630	7,741	679
Total	$20,469	$817	$20,831	$852

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $5.3 million as of June 30, 2023, and $4.3 million as of December 31, 2022.

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Mortgage banking gain, net	$2,242	$1,166	$1,405	$3,710
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,845	1,862	3,733	3,741
Amortization of mortgage servicing rights	(1,277)	(1,375)	(2,496)	(2,778)
Mortgage servicing rights valuation adjustments	130	295	24	1,527
	698	782	1,261	2,490

Net revenue from sale and servicing of mortgage loans	$2,940	$1,948	$2,666	$6,200

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.94 billion and $2.96 billion at June 30, 2023 and December 31, 2022.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$21,447	$22,189	$21,858	$22,244
Loans sold, servicing retained	653	1,059	1,461	2,407
Amortization	(1,277)	(1,375)	(2,496)	(2,778)
Carrying value before valuation allowance at end of period	20,823	21,873	20,823	21,873

Valuation allowance:
Balance at beginning of period	(793)	(1,474)	(687)	(2,707)
Impairment recovery	130	294	24	1,527
Balance at end of period	(663)	(1,180)	(663)	(1,180)
Net carrying value of MSRs at end of period	$20,160	$20,693	$20,160	$20,693
Fair value of MSRs at end of period	$25,044	$26,927	$25,044	$26,927

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company had no accrual for secondary market buy-back activity at June 30, 2023 or December 31, 2022 based on management’s estimate of potential losses from this activity. There was no expense or credit recognized in the three and six months ended June 30, 2023 and 2022.

10. Leases

The Company’s lease agreements have maturity dates ranging from April 2023 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 13.5 years as of June 30, 2023 and 13.29 years as of December 31, 2022. The weighted average discount rate for leases was 2.45% as of June 30, 2023 and 2.52% as of December 31, 2022.

The total operating lease costs were $577,000 and $1.3 million for the three and six months ended June 30, 2023 and $540,000 and $1.1 million for the three and six months ended June 30, 2022. The right-of-use asset, included in other assets, were $11.1 million and $14.9 million at June 30, 2023 and December 31, 2022, respectively. The lease liabilities, included in other liabilities, were $11.7 million and $15.6 million as of June 30, 2023 and December 31, 2022, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(In Thousands)	June 30, 2023
Remainder of 2023	$2,715
2024	1,743
2025	1,447
2026	1,247
2027	1,118
Thereafter	10,564
Total undiscounted minimum lease payments	18,834
Present value adjustment	(7,145)
Total lease liabilities	$11,689

11. Deposits

A summary of deposit balances is as follows:

	June 30, 2023	December 31, 2022
	(In Thousands)
Non-interest-bearing checking accounts	$1,573,837	$1,869,509
Interest-bearing checking and money market accounts	3,036,528	3,185,440
Savings deposits	748,702	798,003
Retail certificates of deposit less than $250,000	753,867	645,318
Retail certificates of deposit greater than $250,000	468,261	264,741
Brokered deposits	413,237	143,708
	$6,994,432	$6,906,719

12. Borrowings

The Company's FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	June 30, 2023	December 31, 2022
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$125,000	$195,000
Overnight advances	330,000	233,000
Total	$455,000	$428,000
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$49,083	$49,020

At June 30, 2023, the Company had $455.0 million of outstanding FHLB advances with maturity dates in 2023. There was $428.0 million in outstanding FHLB advances at December 31, 2022 with maturity dates in 2023. The Company's available borrowing capacity at the FHLB was $1.5 billion as of June 30, 2023 and

December 31, 2022, respectively. The Company has an available credit line at the Federal Reserve Bank Discount Window of $376.1 million and $43.9 million as of June 30, 2023 and December 31, 2022, respectively, which has not been drawn upon. The Company also has a $50 million credit line at US Bank as of June 30, 2023 and December 31, 2022, respectively, which also was not drawn upon.

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

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the Subordinated Debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. As a result of the discontinuation of LIBOR, beginning with the distribution on December 15, 2023, distributions will be calculated at a variable rate equal to the three-month SOFR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 6.37% as of June 30, 2023, and 6.27% as of December 31, 2022.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. As a result of the discontinuation of LIBOR, beginning with the distribution on December 15, 2023, distributions will be calculated at a varaible rate equal to the three-month SOFR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 6.25% and 6.15% on June 30, 2023 and December 31, 2022, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	June 30, 2023	December 31, 2022
Commitments to make loans	$653,935	$957,533
Unused lines of credit	1,040,552	1,044,875
Standby letters of credit	18,288	18,632
Total	$1,712,775	$2,021,040

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

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Current:
Federal	$16,035	$6,053	$19,387	$11,867
State and local	137	192	273	355
Deferred	(2,260)	(799)	(1,645)	(606)
	$13,912	$5,446	$18,015	$11,616

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Tax expense at statutory rate (21%)	$13,084	$5,840	$17,757	$12,670
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	109	152	216	280
Tax exempt interest income, net of TEFRA	(123)	(188)	(263)	(374)
Bank owned life insurance	(213)	(206)	(511)	(415)
Captive insurance	(154)	(96)	(246)	(201)
Other	1,209	(56)	1,062	(344)
Total	$13,912	$5,446	$18,015	$11,616

15. Derivative Financial Instruments

At June 30, 2023, the Company had approximately $38.4 million of interest rate lock commitments and $310.0 million of forward sales of mortgage backed securities. These commitments are considered derivatives. The Company had $35.9 million of interest rate lock commitments and $254.0 million of forward commitments at December 31, 2022.

The fair value of these mortgage banking derivatives are reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instrument assets:

	June 30, 2023	December 31, 2022
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$3,426	$1,349

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative carrying value at June 30, 2023 and 2022 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – (Loss) Gain	$4,774	$(8,072)	$2,077	$(485)

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $81.1 million and fair value of $3.2 million in other assets and $3.2 million in other liabilities at June 30, 2023. As of December 31, 2022, the Company had interest rate swaps associated with commercial loans with a notional value of $67.3 million and fair value of $4.5 million in other assets and $4.5 million in other liabilities. For the three and six months ended June 30, 2023, $82,000 and $273,000, respectively, flowed through noninterest income. For the three and six months ended June 30, 2022, $1,000 flowed through noninterest income.

Interest Rate Swaps Designated as Cash Flow Hedge and Fair Value Hedge

In May 2021, the Company entered into derivative instruments designated as a cash flow hedge. In June 2023, the Company entered into derivative instruments designated as a fair value hedge. For a derivative instrument that is designated and qualifies as a cash flow or fair value hedge, the change in fair value of the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

An interest rate swap with notional amount totaling $250.0 million as of June 30, 2023 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified benchmark interest rate on the Company’s floating rate loan pool. The specified benchmark interest rate will switch from LIBOR to SOFR after June 30, 2023. The gross aggregate fair value of the swap of $38.8 million is recorded in other liabilities in the unaudited Consolidated Balance Sheets at June 30, 2023, with changes in fair value recorded net of tax in other comprehensive income (loss). As of December 31, 2022, the gross aggregate fair value of the swap of $40.0 million was recorded in other liabilities in the Consolidated Balance Sheets. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	June 30, 2023	December 31, 2022

Notional amount	$250,000	$250,000
Weighted average fixed receive rates	1.437%	1.437%
Weighted average variable 1-month LIBOR pay rates	5.218%	4.392%
Weighted average remaining maturity (in years)	7.5	8.1
Fair value	$(38,796)	$(40,032)

Three $125.0 million interest rate swaps with a notional amount totaling $375.0 million as of June 30, 2023 were designated as fair value hedges to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the $1.3 billion associated pool of fixed rate mortgages. The gross fair value of the swaps of $3.2 million are recorded in other assets in the unaudited Consolidated Balance Sheets at June 30, 2023, with changes in fair value offsetting to the fixed rate mortgage loan pool. The Company expects the hedges to remain effective during the remaining terms of the swaps. A summary of the interest rate swaps designated as fair value hedges are presented below (dollars in thousands):

June 30, 2023

Notional amount Fair Value Hedge	$375,000
Weighted average fixed pay rates	4.113%
Weighted average variable SOFR receive rates	5.070%
Weighted average remaining maturity (in years)	2.8
Fair value	$3,196

An interest rate swap with a notional amount totaling $125.0 million as of June 30, 2023 was designated as a cash flow hedge to hedge the risk of variability in cash flows attributable to changes in the contractually specified benchmark interest rate on the Company’s short-term fixed rate FHLB advances. The gross aggregate fair value of the swap of $1.3 million is recorded in other assets in the unaudited Consolidated Balance Sheets at June 30, 2023, with changes recorded net of tax in other comprehensive income (loss). The Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

June 30, 2023

Notional amount Cash Flow Hedge	$125,000
Weighted average fixed pay rates	4.160%
Weighted average variable SOFR receive rates	5.170%
Weighted average remaining maturity (in years)	2.0
Fair value	$1,328

16. Other Comprehensive (Loss) Income

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended June 30, 2023
Securities available for sale and transferred securities:
Change in net unrealized gains during the period	$(15,290)	$3,211	$(12,079)
Reclassification adjustment for net gains included in net income	7	(1)	6
Cash flow hedge derivatives
Change in net unrealized gains during the period	(1,563)	652	(911)
Reclassification adjustment for net gains included in net income	(2,511)	483	(2,028)
Total other comprehensive income	$(19,357)	$4,345	$(15,012)

Six Months Ended June 30, 2023
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$3,109	$(653)	$2,456
Reclassification adjustment for net gains included in net income	(27)	6	(21)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	7,023	(1,151)	5,872
Reclassification adjustment for net gains included in net income	(4,460)	892	(3,568)
Total other comprehensive loss	$5,645	$(906)	$4,739

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended June 30, 2022
Securities available for sale and transferred securities:
Change in net unrealized losses during the period	$(53,212)	$11,174	$(42,038)
Reclassification adjustment for net gains included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized losses during the period	(13,710)	2,879	(10,831)
Reclassification adjustment for net gains included in net income	2,041	(429)	1,612
Total other comprehensive loss	$(64,881)	$13,624	$(51,257)

Six Months Ended June 30, 2022
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(127,405)	$26,754	$(100,651)
Reclassification adjustment for net gains included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(29,951)	6,290	(23,661)
Reclassification adjustment for net gains included in net income	1,248	(262)	986
Total other comprehensive loss	$(156,108)	$32,782	$(123,326)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Cash Flow Hedge Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2023	$(142,236)	$402	$(31,626)	$(173,460)
Other comprehensive income before reclassifications	2,456	—	5,872	8,328
Amounts reclassified from accumulated other comprehensive income	(21)	—	(3,568)	(3,589)

Net other comprehensive income during period	2,435	—	2,304	4,739

Balance June 30, 2023	$(139,801)	$402	$(29,322)	$(168,721)

Balance January 1, 2022	$(4,023)	$(79)	$674	$(3,428)
Other comprehensive loss before reclassifications	(100,651)	—	(23,661)	(124,312)
Amounts reclassified from accumulated other comprehensive loss	—	—	986	986

Net other comprehensive loss during period	(100,651)	—	(22,675)	(123,326)

Balance June 30, 2022	$(104,674)	$(79)	$(22,001)	$(126,754)

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and six months ended June 30, 2023 and 2022.

Reconciliations of Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Net interest income (GAAP)	$53,992	$59,096	$110,279	$116,990
Add: FTE adjustment	67	225	170	453
Net interest income on a FTE basis (1)	$54,059	$59,321	$110,449	$117,443

Non-interest income-less securities gains/losses (2)	$53,282	$15,526	67,155	$33,032
Non-interest expense (3)	44,495	39,089	87,286	80,384
Average interest-earning assets net of average
unrealized gains/losses on securities (4)	7,951,520	7,051,661	7,871,629	6,904,082

Ratios:
Net interest margin (1) / (4)	2.72%	3.36%	2.81%	3.40%
Efficiency ratio (3) / (1) + (2)	41.45%	52.23%	49.15%	53.42%

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

General

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, the Bank, First Insurance, PFC Risk Management, and PFC Capital.

The Bank is an Ohio state-chartered bank headquartered in Youngstown, Ohio. It conducts operations through 75 banking center offices, 9 loan offices and serves clients through a team of wealth professionals. These operations are located in Ohio, Michigan, Indiana, Pennsylvania and West Virginia. The Bank provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

PFC Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible, in today’s insurance marketplace. PFC Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer. On April 10, 2023, the IRS issued IR-2023-74 proposing regulations that classify 831(b) captives with less than a 65% claims loss ratio as a “listed transaction”. We are currently reviewing the proposed regulations and consulting with tax advisors to understand the impact on PFC Risk Management if the final regulations are substantially similar to the proposed regulations. The ultimate impact of the proposal and the impact on the Company is uncertain.

PFC Capital was formed as an Ohio limited liability company in 2016 for the purpose of providing mezzanine funding for customers. Mezzanine loans are offered by PFC Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

First Insurance was an insurance agency that conducted business throughout the Company’s markets prior to July 1, 2023. First Insurance offered property and casualty insurance, life insurance and group health insurance. Substantially all the assets of First Insurance were sold to Risk Strategies Corporation on June 30, 2023.

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

Changes in Financial Condition

At June 30, 2023, the Company's total assets amounted to $8.6 billion compared to $8.5 billion at December 31, 2022. The increase is primarily attributable to growth in net loans of $244.8 million from $6.4 billion at December 31, 2022 to $6.6 billion at June 30, 2023. The increase was mainly due to an increase in residential loans as the Company sold fewer loans due to higher yields on holding loans than selling loans. Loans held for sale increased from $115.3 million at December 31, 2022 to $128.1 million at June 30, 2023. The increase in net loans was funded by a decrease in securities, an increase in deposits and advances from the FHLB.

Securities decreased $79.0 million to $961.1 million at June 30, 2023 compared to December 31, 2022. As lower yielding securities mature, cash flows are being utilized for funding loans. Equity securities decreased $1.4 million to $6.5 million in the first half of 2023.

Goodwill and intangibles both decreased during the year as a result of the sale of First Insurance. Goodwill decreased from $318.0 million at December 31, 2022 to $295.6 million at June 30, 2023 and intangibles were $14.3 million at June 30, 2023 compared to $19.1 million at December 31, 2022.

Deposits increased $87.7 million from $6.9 billion at December 31, 2022 to $7.0 billion as of June 30, 2023. Non-interest bearing deposits decreased $295.7 million since December 31, 2022 to $1.6 billion during the six months ended June 30, 2023, while non-brokered interest-bearing deposits grew $113.9 million to $5.0 billion during the same period. Brokered deposits increased $269.5 million in the six months ended June 30, 2023 to $413.2 million compared to $143.7 million at December 31, 2022.

Stockholders’ equity increased $49.3 million from $887.7 million at December 31, 2022 to $937.0 million at June 30, 2023. The increase in stockholders’ equity was primarily due to earnings after dividends including the impact of the sale of First Insurance. In addition, there was an increase in accumulated other comprehensive income (“AOCI”) primarily related to an after-tax $2.4 million positive valuation adjustment on the available-for-sale securities portfolio. At June 30, 2023, 1,199,634 common shares remained available for repurchase under the Company’s existing repurchase program.

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

	Three Months Ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$6,714,240	$81,622	4.86%	$5,667,853	$56,573	3.99%
Securities	1,155,451	7,058	2.44	1,288,073	6,416	1.99
Interest bearing deposits	36,730	641	6.98	76,401	120	0.63
FHLB stock	45,099	905	8.09	19,334	174	3.60
Total interest-earning assets	7,951,520	90,226	4.54	7,051,661	63,283	3.59
Non-interest-earning assets	646,266			690,889
Total assets	$8,597,786			$7,742,550

Interest-bearing liabilities:
Deposits	$5,195,727	$26,825	2.07%	$4,614,223	$2,671	0.23%
FHLB advances and other	653,923	8,217	5.03	234,945	527	0.90
Subordinated debentures	85,146	1,125	5.29	85,020	763	3.59
Notes payable	—	—	—	428	1	0.93
Total interest-bearing liabilities	5,934,796	36,167	2.44	4,934,616	3,962	0.32
Non-interest bearing deposits	1,603,878	—	—	1,771,634	—	—
Total including non-interest bearing demand deposits	7,538,674	36,167	1.92	6,706,250	3,962	0.24
Other non-interest-bearing liabilities	137,671			114,453
Total liabilities	7,676,345			6,820,703
Stockholders’ equity	921,441			921,847
Total liabilities and stockholders’ equity	$8,597,786			$7,742,550
Net interest income; interest rate spread		$54,059	2.10%		$59,321	3.27%
Net interest margin (3)			2.72%			3.36%
Average interest-earning assets to average interest-bearing liabilities			134%			143%

(1)
Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)
Annualized
(3)
Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Six Months Ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$6,625,155	$157,684	4.76%	$5,526,127	$111,821	4.05%
Securities	1,172,809	14,417	2.46	1,269,301	12,116	1.91
Interest bearing deposits	35,898	1,085	6.04	92,987	233	0.50
FHLB stock	37,767	1,299	6.88	15,667	166	2.12
Total interest-earning assets	7,871,629	174,485	4.43	6,904,082	124,336	3.60
Non-interest-earning assets	644,269			722,806
Total assets	$8,515,898			$7,626,888

Interest-bearing liabilities:
Deposits	$5,137,442	$48,283	1.88%	$4,607,549	$4,893	0.21%
FHLB advances and other	561,133	13,554	4.83	126,215	540	0.86
Subordinated debentures	85,130	2,199	5.17	85,004	1,459	3.43
Notes payable	—	—	—	215	1	0.93
Total interest-bearing liabilities	5,783,705	64,036	2.21	4,818,983	6,893	0.29
Non-interest bearing deposits	1,679,027	—	—	1,742,686	—	—
Total including non-interest bearing demand deposits	7,462,732	64,036	1.72	6,561,669	6,893	0.21
Other non-interest-bearing liabilities	141,597			103,346
Total liabilities	7,604,329			6,665,015
Stockholders' equity	911,569			961,873
Total liabilities and stockholders' equity	$8,515,898			$7,626,888
Net interest income; interest rate spread		$110,449	2.22%		$117,443	3.31%
Net interest margin (3)			2.81%			3.40%
Average interest-earning assets to average interest-bearing liabilities			136%			143%

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

Results of Operations

Three months ended June 30, 2023 and 2022

For the three months ended June 30, 2023, the Company reported net income of $48.4 million compared to net income of $22.4 million for the three months ended June 30, 2022. On a per share basis, basic and diluted earnings per common share were $1.35 for the three months ended June 30, 2023 and basic and diluted earnings per common share were $0.63 for the three months ended June 30, 2022. The changes from 2022 to 2023 are primarily due to the sale of First Insurance and fluctuations in interest on loans and deposits, provision for credit losses, and mortgage banking income, which are described in further detail below.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $54.0 million for the quarter ended June 30, 2023, down from $59.1 million for the same period in 2022. Average earning assets for the quarter ended June 30, 2023 were $8.0 billion compared to $7.1 billion for the quarter ended June 30, 2022. The tax-equivalent net interest margin was 2.72% for the quarter ended June 30, 2023, a decrease of 64 basis points from 3.36% for the same period in 2022. The decrease in margin between the 2023 and 2022 quarters was primarily due to funding cost increasing at a faster pace than the Company earned on assets. The yield on interest-earning assets increased 95 basis points to 4.54% for the quarter ended June 30, 2023 compared to 3.59% for the same period in 2022. The cost of interest-bearing liabilities between the two periods increased 212 basis points to 2.44% in the second quarter of 2023 from 0.32% in the second quarter of 2022.

Interest income increased $27.1 million to $90.2 million for the quarter ended June 30, 2023, from $63.1 million for the quarter ended June 30, 2022. This increase is primarily due to an increase in interest on loans and securities. Income from loans increased to $81.6 million for the quarter ended June 30, 2023, compared to $56.6 million for the same period in 2022 due to an increase in average loan balances to $6.7 billion for the three months ended June 30, 2023 from $5.7 billion for the second quarter of 2022. The yield on loans increased 87 basis points in 2023 to 4.86% compared to 3.99% in the second quarter of 2022. Interest income from investments increased $800,000 in the second quarter of 2023 to $7.0 million compared to $6.2 million in the same period in 2022 primarily due to an increase in yield on securities of 45 basis points to 2.44% for the three months ended June 30, 2023, compared to 1.99% for the same period in 2022. Income from interest-earning deposits increased to $641,000 in the second quarter of 2023 compared to $120,000 for the same period in 2022. Average balances on interest-earning deposits decreased $39.7 million to $36.7 million in the second quarter of 2023 from $76.4 million for the same period in 2022. The yield earned on interest-earning deposits increased 635 basis points in the second quarter of 2023 compared to the same period in 2022.

Interest expense increased $32.2 million to $36.2 million in the second quarter of 2023 compared to $4.0 million for the same period in 2022. An increase in the cost of interest-bearing liabilities of 212 basis points is the primary reason for this change. Interest expense related to interest-bearing deposits was $26.8 million in the second quarter of 2023 compared to $2.7 million for the same period in 2022. Interest expense recognized by the Company related to FHLB advances was $8.2 million in the second quarter of 2023 compared to $527,000 for the same period in 2022. Expenses on subordinated debentures and notes payable increased to $1.1 million in the second quarter of 2023 compared to $763,000 for the same period in 2022 due to increased rates on the variable-rate junior subordinated debentures.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $2.6 million as of June 30, 2023, and $2.4 million as of December 31, 2022.

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

The quantitative general allowance increased to $17.1 million at June 30, 2023, up from $15.0 million at December 31, 2022. As a part of the CECL model in certain calculations, especially DCF, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans in addition to the fluctuation of loan balances. The increase in the quantitative general allowance during 2023 is attributed to loan growth.

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

The qualitative analysis indicated a general reserve of $56.2 million at June 30, 2023, compared to $55.4 million at December 31, 2022. Overall, the factors decreased slightly in the second quarter as a result of favorable trends in the risk factors listed above and were partially offset by an increase in the economic and environmental factors.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.647% for construction other loans to 1.303% for commercial working capital loans at June 30, 2023.

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated (“PCD”). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of June 30, 2023 is $817,000 and $847,000, respectively.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the change in net charge-offs in the quarter, the Company’s provision for credit losses for the three and six months ended June 30, 2023 was an expense of $1.4 million and $5.4 million, respectively. This is compared to an expense of $5.2 million and $5.8 million for the three and six months ended June 30, 2022, respectively. The ACL was $75.9 million at June 30, 2023 and $67.2 million at December 31, 2022. The ACL represented 1.13% of loans, net of undisbursed loan funds and deferred fees and costs at June 30, 2023, compared to 1.13% at December 31, 2022. In management’s opinion, the overall ACL of $75.9 million as of June 30, 2023 is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the six months ended June 30, 2023, total write-downs of real estate held for sale and other repossessed assets were $4,000. Management believes that the values recorded at June 30, 2023 for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $60.5 million at June 30, 2023, compared to $43.8 million at December 31, 2022, an increase of $16.7 million. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at June 30, 2023 were appropriate. Of the $37.0 million in non-accrual loans at June 30, 2023, $12.4 million, or 33.5%, are less than 90 days past due. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at June 30, 2023 and December 31, 2022 by category, were as follows:

	June 30,	December 31,
	2023	2022
	(In Thousands)
Non-performing loans:
Residential real estate	$9,334	$7,724
Commercial real estate	14,018	13,396
Construction	—	—
Commercial	6,686	4,862
Home equity and improvement	1,692	1,637
Consumer finance	2,373	2,401
PCD	2,888	3,802
Total non-performing loans	36,991	33,822

Real estate owned	561	619
Total repossessed assets	561	619

Total nonperforming assets	$37,552	$34,441

Total nonperforming assets as a percentage of total assets	0.44%	0.41%
Total nonperforming assets as a percentage of total loans plus OREO*	0.56%	0.53%
ACL as a percent of total nonperforming assets	202.18%	211.42%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans account for 7.8% of non-performing loans at June 30, 2023. Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 0.63% of the total loans in that category at June 30, 2023, compared to 0.46% for the same category at December 31, 2022. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.49% of the total loans in this category at June 30, 2023, compared to 0.48% at December 31, 2022. Non-performing loans in the residential loan category represented 0.55% of the total loans in that category at June 30, 2023, compared to 0.51% for the same category at December 31, 2022.

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

The following tables detail net charge-offs/recoveries and non-accrual loans by loan type.

	For the Six Months Ended June 30, 2023		As of June 30, 2023
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$243	10.81%	$9,334	25.23%
Commercial real estate	1,618	71.94%	14,018	37.90%
Construction	—	—	—	—
Commercial	(403)	(17.92)%	6,686	18.07%
Home equity and improvement	89	3.96%	1,692	4.57%
Consumer finance	605	26.90%	2,373	6.42%
PCD	97	4.31%	2,888	7.81%
Total	$2,249	100.00%	$36,991	100.00%

	For the Six Months Ended June 30, 2022		As of December 31, 2022
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non-Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$244	4.72%	$7,724	22.84%
Commercial real estate	(369)	(7.14)%	13,396	39.61%
Construction	13	0.25%	—	—
Commercial	5,032	97.31%	4,862	14.37%
Home equity and improvement	124	2.40%	1,637	4.84%
Consumer finance	120	2.32%	2,401	7.10%
PCD	7	0.14%	3,802	11.24%
Total	$5,171	100.00%	$33,822	100.00%

		For the Quarter Ended
	2nd Qtr 2023	1st Qtr 2023	4th Qtr 2022	3rd Qtr 2022	2nd Qtr 2022

Allowance at beginning of period	$74,273	$72,816	$70,626	$67,074	$67,195
Provision for credit losses	1,410	3,944	3,020	3,706	5,151
Charge-offs:
Residential	283	5	38	15	832
Commercial real estate	20	1,669	93	206	137
Construction	—	—	—	—	16
Commercial	2	498	—	29	5,303
Home equity and improvement	121	24	19	47	216
Consumer finance	271	449	540	185	136
PCD	47	68	367	—	63
Total charge-offs	744	2,713	1,057	482	6,703
Recoveries	982	226	227	328	1,431
Net charge-offs (recoveries)	(238)	2,487	830	154	5,272
Ending allowance	$75,921	$74,273	$72,816	$70,626	$67,074

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	June 30, 2023		March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$18,918	23.9%	$18,229	22.7%	$16,711	21.6%	$16,311	21.4%	$14,113	21.0%
Commercial real estate	34,751	39.8%	33,831	39.3%	34,218	38.8%	32,712	38.6%	34,952	40.4%
Construction	3,831	14.5%	3,882	16.5%	4,025	17.9%	3,286	17.9%	2,999	16.7%
Commercial	13,101	15.0%	12,525	14.8%	11,769	14.8%	12,282	15.1%	9,762	15.1%
Home equity and improvement	3,399	3.8%	3,654	3.8%	4,044	3.9%	4,210	3.9%	4,003	4.1%
Consumer finance	1,921	3.0%	2,152	3.0%	2,049	3.0%	1,825	3.1%	1,245	2.7%
	$75,921	100.0%	$74,273	100.0%	$72,816	100.0%	$70,626	100.0%	$67,074	100.0%

Key Asset Quality Ratio Trends

	2nd Qtr 2023	1st Qtr 2023	4th Qtr 2022	3rd Qtr 2022	2nd Qtr 2022
Allowance for credit losses / loans*	1.13%	1.13%	1.13%	1.14%	1.14%
Allowance for credit losses / non-performing assets	202.18%	213.61%	211.42%	210.49%	190.57%
Allowance for credit losses / non-performing loans	205.24%	216.05%	215.29%	213.13%	193.10%
Non-performing assets / loans plus OREO*	0.56%	0.53%	0.53%	0.54%	0.60%
Non-performing assets / total assets	0.44%	0.41%	0.41%	0.41%	0.44%
Net charge-offs / average loans (annualized)	(0.01)%	0.15%	0.05%	0.01%	0.37%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income increased $38.9 million in the second quarter of 2023 to $53.3 million from $14.4 million for the same period in 2022 primarily as a result of the sale of First Insurance.

Service Fees. Service fees and other charges increased by $514,000 from $6.7 million for the three months ended June 30, 2022 to $7.2 million for the same period in 2023.

Mortgage Banking Activity. In the second quarter of 2023, income of $2.9 million was recorded for mortgage banking compared to income of $1.9 million in the second quarter of 2022. Mortgage banking gains increased $1.0 million to a gain of $2.2 million in the second quarter of 2023 from a gain of $1.2 million in the second quarter of 2022. This increase was primarily from an increase in hedge valuations as market rates increased. Mortgage loan servicing revenue was $1.8 million in the second quarter of 2023 compared to $1.9 million in the same quarter in 2022. Amortization of mortgage servicing rights decreased to $1.3 million in the second quarter of 2023 from $1.4 million in the second quarter of 2022. The valuation adjustment in mortgage servicing assets was $130,000 in the second quarter of 2023 compared with an adjustment of $295,000 in the second quarter of 2022. These fluctuations have primarily resulted from changes in the level of interest rates and prepayment speeds.

Gain on Sale of Insurance Agency. The Company sold First Insurance to Risk Strategies Corporation in the second quarter of 2023 and recognized a gain on the sale of $36.3 million.

Gain (loss) on Sale of Available-for-Sale Securities. The Company sold $5.0 million of available-for-sale securities during the second quarter of 2023 resulting in a loss of $7,000 compared to no activity for the same period in 2022.

Gain (loss) on Equity Securities. The Company recognized a gain on equity securities of $71,000 for the second quarter of 2023, compared to a loss of $1.2 million for the second quarter of 2022. These amounts are attributable to changes in valuations in the equity securities portfolio as a result of market conditions.

Insurance Commissions. Insurance commissions were $4.1 million and $4.3 million for the second quarter of 2023 and 2022, respectively. As a result of the sale of First Insurance, the Company does not expect to generate insurance commission income after June 30, 2023.

Wealth Management Income. Income from wealth management was $1.5 million and $1.4 million for the second quarter of 2023 and 2022, respectively.

Bank-Owned Life Insurance ("BOLI"). Income from BOLI increased to $1.0 million in the second quarter of 2023 from $983,000 for the same period in 2022.

Other Non-Interest Income. Other non-interest income decreased to $102,000 in the second quarter of 2023 from $171,000 in the same period in 2022.

Non-Interest Expense

Non-interest expense increased $5.4 million to $45.0 million for the second quarter of 2023 compared to $39.1 million for the same period in 2022, primarily as a result of the sale of First Insurance. As a result of the sale of First Insurance, the Company expects expenses to decline after June 30, 2023.

Compensation and Benefits. Compensation and benefits increased to $24.2 million in the second quarter of 2023, compared to $22.3 million in the second quarter of 2022.

Occupancy. Occupancy expense decreased to $3.3 million in the second quarter of 2023 compared to $3.5 million in the second quarter of 2022. This decrease was due to the closure of one loan production office in 2023.

FDIC Insurance Premium. The premiums on FDIC insurance increased to $1.8 million for the three months ended June 30, 2023 compared to $802,000 for the three months ended June 30, 2022. The primary reason for the increase was the FDIC increased the initial base deposit insurance rate uniformly by 2 basis points in 2023.

Financial Institutions Tax. The Company’s financial institutions tax decreased to $961,000 in the second quarter of 2023 compared to $1.1 million in the second quarter of 2022 as a result of lower equity at the end of 2022.

Data Processing. Data processing costs increased to $3.6 million in the second quarter of 2023, from $3.4 million in the second quarter of 2022.

Amortization of Intangibles. Expense from the amortization of intangibles decreased to $1.2 million in the second quarter of 2023 from $1.4 million in the second quarter of 2022. The decrease is primarily related to the amortization of core deposit intangibles over the past year.

Transaction Costs. Transaction costs were $3.7 million in the second quarter of 2023 as a result of the sale of First Insurance. There were no transaction costs in 2022.

Other Non-Interest Expenses. Other non-interest expenses decreased $825,000 to $5.7 million for the three months ended June 30, 2023, compared to $6.6 million for the same quarter in 2022.

Six Months Ended June 30, 2023 and 2022

On a consolidated basis, the Company’s net income for the six months ended June 30, 2023 was $66.5 million compared to income of $48.7 million for the same period in 2022. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2023 were both $1.86, compared to basic and diluted earnings per common share of $1.36 for the same period in 2022. The changes from 2022 to 2023 are primarily due to the sale of First Insurance and fluctuations in interest on loans and deposits, provision for credit losses, and mortgage banking income, which are described in further detail below.

Net Interest Income

Net interest income was $110.3 million for the first six months of 2023 compared to $117.0 million in the first six months of 2022. Average interest-earning assets increased to $7.9 billion in the first six months of 2023 compared to $6.9 billion in the first six months of 2022. This increase was primarily due to organic loan growth offset by a decline in average securities.

For the six months ended June 30, 2023, total interest income was $174.3 million compared to $123.9 million for the same period in 2022. Interest expense increased by $57.1 million to $64.0 million for the six months ended June 30, 2023, compared to $6.9 million for the same period in 2022.

Net interest margin for the first six months of 2023 was 2.81%, down 59 basis points from the 3.40% margin reported for the six months ended June 30, 2022. The decrease in net interest margin was primarily due the increase in rate on interest bearing liabilities outpacing the increases in repricing of interest bearing assets.

Provision for Credit Losses

The provision for credit losses on loans and unfunded commitments was $4.2 million for the six months ended June 30, 2023, compared to $7.5 million for the six months ended June 30, 2022. Charge-offs for the first six months of 2023 were $3.5 million and recoveries of previously charged off loans totaled $1.2 million for net charge-offs of $2.2 million. By comparison, $7.0 million of charge-offs were recorded in the same period of 2022 and $1.8 million of recoveries were realized for net charge-offs of $5.2 million. The current year provision expense is primarily due to loan growth, whereas the prior year provision expense was primarily due to charge-offs on one commercial relationship.

Non-Interest Income

Total non-interest income increased $34.6 million to $65.8 million for the six months ended June 30, 2023 from $31.2 million recognized for the same period in 2022, primarily as a result of the sale of First Insurance.

Service Fees. Service fees and other charges were $13.6 million for the first six months of 2023, an increase of $942,000 from the same period in 2022.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $3.5 million to $2.7 million for the six months ended June 30, 2023, down from $6.2 million for the same period in 2022, which was primarily attributable to compressed margins and lower saleable mix. Mortgage banking gains decreased $2.3 million to $1.4 million for the first six months of 2023 from $3.7 million for the same period in 2022. Mortgage loan servicing revenue was steady at $3.7 million in the first six months of 2023 and 2022. The amortization of mortgage servicing rights decreased from an expense of $2.8 million for the first six months of 2022 to an expense of $2.5 million for the first six months of 2023. The Company recorded a positive valuation adjustment of $24,000 in the first six months of 2023 compared to a positive adjustment of $1.5 million in the first six months of 2022.

Gain on Sale of Insurance Agency. The Company sold First Insurance to Risk Strategies Corporation in the second quarter of 2023 and recognized a gain on the sale of $36.3 million.

Gain (loss) on Equity Securities. The Company recognized a loss on equity securities of $1.4 million for the six months ended June 30, 2023, compared to a loss of $1.8 million for the six months ended June 30, 2022. These amounts are attributable to changes in valuations in the equity securities portfolio as a result of market conditions.

Insurance Commission Income. Income from the sale of insurance was $8.9 million in the first six months of 2023 compared to $9.0 for the same period in 2022. As a result of the sale of First Insurance, the Company does not expect to generate insurance commission income after June 30, 2023.

Wealth Management Income. Income in this category was $3.0 million in the first six months of 2023, compared to $2.9 million in the first six months of 2022.

Income from Bank Owned Life Insurance. Income from BOLI was $2.4 million in the first six months of 2023, compared to $2.0 million in the first six months of 2022. The Company received $423,000 in claim gains in the first six months of 2023. No claim gains were received in 2022.

Other Non-Interest Income. Other non-interest income for the first six months of 2023 was $194,000 compared to $313,000 in the first six months of 2022.

Non-Interest Expense

Non-interest expense was $87.3 million for the first six months of 2023, up from $80.4 million for the same period in 2022, primarily as a result of the sale of First Insurance. As a result of the sale of First Insurance, the Company expects expenses to decline after June 30, 2023.

Compensation and Benefits. Compensation and benefits increased to $49.8 million for the six months ended June 30, 2023, compared to $47.9 million for the same period in 2022 primarily due to costs related to higher staffing levels to meet the Company's growth initiatives.

Occupancy. Occupancy expense decreased by $300,000 to $6.9 million for the six months ended June 30, 2023, compared to $7.2 million in the same period in 2022. This can be primarily attributed to the closure of one loan production office in 2023.

Data Processing. Data processing costs were $7.5 million in the first six months of 2023, an increase of $726,000 from $6.8 million in same period for 2022.

Amortization of Intangibles. Intangible amortization decreased by $325,000 to $2.5 million in the six months ended June 30, 2023, compared to $2.8 million for the same period in 2022.

Transaction Costs. Transaction costs were $3.7 million in the six months ended June 30, 2023 as a result of the sale of First Insurance. There were no transaction costs in 2022.

Other Non-Interest Expenses. Other non-interest expenses decreased $36,000 to $12.0 million for the first six months of 2023 from $12.1 million for the same period in 2022.

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

At June 30, 2023, the Bank had $2.8 billion of on-hand liquidity, defined as cash and cash equivalents, unencumbered securities, additional FHLB borrowing capacity and the Federal Reserve Discount Window and Borrower-In-Custody Collateral Programs.

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

The Company met each of the well-capitalized ratio guidelines at June 30, 2023. The following table indicates the capital ratios for the Company (consolidated) and the Bank at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$800,874	10.85%	$332,187	4.5%	N/A	N/A
Premier Bank	$838,045	11.41%	$330,647	4.5%	$477,601	6.5%
Tier 1 Capital
Consolidated	$835,874	9.87%	$338,797	4.0%	N/A	N/A
Premier Bank	$838,045	9.95%	$336,939	4.0%	$421,174	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$835,874	11.32%	$442,916	6.0%	N/A	N/A
Premier Bank	$838,045	11.41%	$440,863	6.0%	$587,817	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$966,696	13.10%	$590,555	8.0%	N/A	N/A
Premier Bank	$918,857	12.51%	$587,817	8.0%	$734,771	10.0%
(1)
Excludes capital conservation buffer of 2.50%

	December 31, 2022
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$728,883	9.91%	$331,019	4.5%	N/A	N/A
Premier Bank	$775,907	10.58%	$330,008	4.5%	$476,678	6.5%

Tier 1 Capital
Consolidated	$763,883	9.37%	$326,094	4.0%	N/A	N/A
Premier Bank	$775,907	9.55%	$324,949	4.0%	$406,187	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$763,883	10.38%	$441,359	6.0%	N/A	N/A
Premier Bank	$775,907	10.58%	$440,011	6.0%	$586,681	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$892,663	12.14%	$588,478	8.0%	N/A	N/A
Premier Bank	$854,687	11.65%	$586,681	8.0%	$733,352	10.0%
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

The table below presents, for the twelve months subsequent to June 30, 2023 and December 31, 2022, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of June 30, 2023, net interest income sensitivity to changes in interest rates for the twelve months subsequent to June 30, 2023, decreased in the rising rate environment and increased in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2022. The change in modeling results from the prior period shown is largely due to increased re-pricing expectations on deposits which increased liability sensitivity for the period.

	Impact on Future Annual Net Interest Income
Immediate Change in Interest Rates	June 30, 2023	December 31, 2022

+ 400	(6.20)%	(0.22)%
+ 300	(4.60)%	0.07%
+ 200	(3.10)%	0.12%
+ 100	(1.50)%	0.10%
- 100	1.50%	1.44%
- 200	2.80%	2.12%
- 300	3.70%	0.66%
- 400	3.30%	(1.63)%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may increase from the base case scenario should the yield curve change by different increments on different points on the curve.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The results of this analysis are reflected in the following tables for the quarter ended June 30, 2023, and the year ended December 31, 2022.

	June 30, 2023	December 31, 2022
Change in Rates	Economic Value of Equity % Change	Economic Value of Equity % Change

+400 bp	(20.00)%	(5.39)%
+ 300 bp	(15.40)%	(3.39)%
+ 200 bp	(10.50)%	(2.32)%
+ 100 bp	(5.20)%	(1.25)%
0 bp	—	—
- 100 bp	4.80%	0.39%
- 200 bp	8.70%	0.49%
- 300 bp	10.80%	(1.46)%
- 400 bp	8.70%	(5.98)%

Item 4. Controls and Procedures

An evaluation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Beginning Balance, March 31, 2023				1,199,634
April 1 - April 30, 2023	3,696	$20.73	—	1,199,634
May 1 - May 31, 2023	131	14.22	—	1,199,634
June 1 - June 30, 2023	2,664	16.02	—	1,199,634
Total	6,491	$18.67	—	1,199,634
(1)
Of this amount, 6,491 shares were obtained in fulfillment of tax obligations from vesting of restricted stock compensation and were not part of the publicly announced repurchase program.
(2)
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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) On May 4, 2023, Mr. Dennis E. Rose Jr., the Chief Strategy Officer of the Company, adopted a trading arrangement for the sale of shares of stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Rose Jr.’s Rule 10b5-1 Trading Plan, which shall terminate on December 20, 2024, provides for the sale of up to 13,309 shares of common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.

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

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at June 30, 2023 and December 31, 2022; (ii) Unaudited Consolidated Condensed Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: August 4, 2023	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)