Form 10-K
period 2023-12-31
PREMIER FINANCIAL CORP
filed 2024-02-28
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐	Non accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of June 30, 2023, was approximately $560.3 million.

As of February 21, 2024, there were issued and outstanding 35,729,694 shares of the registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of the registrant’s shareholders.

Auditor Firm Id:	173	Auditor Name:	Crowe, LLP	Auditor Location:	Cleveland, OH USA

Premier Financial Corp.

Annual Report on Form 10-K

PART I

Item 1. Business

Premier Financial Corp. (“Premier” or the “Company”) is a financial holding company for its wholly-owned subsidiaries, Premier Bank (the "Bank"), PFC Risk Management Inc. (“PFC Risk Management”), PFC Capital, LLC (“PFC Capital”) and First Insurance Group of the Midwest, Inc. (“First Insurance”). All significant intercompany transactions and balances are eliminated in consolidation. Premier’s stock is traded on the NASDAQ Global Select Market under the ticker PFC.

The Company’s core business operations are conducted through its subsidiaries:

Premier Bank: The Bank is an Ohio state-chartered bank headquartered in Youngstown, Ohio. The Bank conducts operations through 75 full-service banking center offices, 9 loan offices and two wealth offices located in Ohio, Michigan, Indiana and Pennsylvania.

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

First Insurance Group of the Midwest: First Insurance was an insurance agency that conducted business throughout Premier’s markets. First Insurance offered property and casualty insurance, life insurance and group health insurance. On June 30, 2023, the Company completed the sale of substantially all of the assets (including $24.7 million of goodwill and intangibles) of First Insurance to Risk Strategies Corporation (“Buyer”). Consideration included a combination of cash and a subordinated note resulting in net cash received of $47.4 million after certain transaction costs at closing, the assumption of certain leases, and contingent consideration subject to certain performance criteria by the Buyer to be determined after the year ended December 31, 2026. The Company recorded a pre-tax gain on sale of $36.3 million, transaction costs of $3.7 million and taxes of $8.5 million for a $24.1 million increase to equity in 2023.

PFC Risk Management: PFC Risk Management was a wholly-owned insurance company subsidiary of the Company that was formed to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance was not available or economically feasible in the insurance marketplace. PFC Risk Management pooled resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer. Due to pending changes in tax law, PFC Risk Management was dissolved and liquidated in December 2023.

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

Business Strategy

Premier’s primary objective is to be a high-performing, community-focused financial institution, well regarded in its market areas. Premier accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. Premier believes in a “customer first” philosophy that is strengthened by its Mission & Vision and Core Values initiatives. Premier also has a tagline of “Powered by People” as an indication of its commitment to local, responsive, personalized service. Premier believes this strategy results in greater customer loyalty and profitability through core relationships. Premier is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of Premier’s business strategy are commercial banking, consumer banking, the origination and sale of single-family residential loans, enhancement of fee income, and wealth management, each united by a strong customer service culture throughout the organization.

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of the Company’s success. The Bank primarily provides commercial real estate and commercial business loans with an emphasis on owner-occupied commercial real estate and commercial business lending, including a focus on the deposit balances that accompany these relationships. The Bank’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. These customers require the Bank to have a high degree of knowledge and understanding of their business in order to provide them with solutions for their financial needs. The Bank’s “customer first” philosophy and culture complement the needs of its clients. The Bank believes this personal service model differentiates the Bank from its competitors, particularly the larger regional institutions. The Bank offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. The Bank also believes that the small business customer is a strong market for the Bank and participates in many of the Small Business Administration lending programs. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

Consumer Banking - The Bank offers customers a full range of deposit products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. The Bank offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. The Bank also offers digital banking services, which include mobile banking, Zelle, online bill pay, and online account opening as well as the MoneyPass ATM Network offering access to our customers to over 40,000 ATMs nationwide without a surcharge fee.

Fee Income Development - Generation of fee income and the diversification of revenue sources are accomplished primarily through the mortgage banking operation and the wealth management department as Premier seeks to reduce reliance on retail transaction fee income.

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

Expansion Opportunities - Premier believes it is well positioned to take advantage of acquisitions or other business expansion opportunities in and around its market areas, Premier believes it has a track record of successfully accomplishing both acquisitions and de novo branching. This track record puts Premier in a solid position to enter or expand its business. Premier will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well, and has been competing in for a long period of time, as well as surrounding market areas.

Securities

During 2023, Premier’s securities portfolio was managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Executive Officer, Chief Financial Officer, Chief Credit Officer and Treasurer can each approve transactions up to $3.0 million. Two of the four officers are required to approve transactions between $3.0 million and $30.0 million. All transactions in excess of $30.0 million must be approved by the Bank’s Asset Liability Committee (“ALCO”).

Premier’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.” In addition, Premier held equity securities totaling $5.8 million at December 31, 2023, which must be marked to market through the income statement. Securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet Premier’s liquidity needs.

The carrying value of securities at December 31, 2023, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Yield %	Years	Yield %	Years	Yield %	Years	Yield %	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$—	—	$—	—	$30,954	2.35%	$154,721	1.86%	$185,675	1.94%
CMOs - residential	—	—	10,455	2.18%	18,503	2.19%	256,236	1.75%	285,194	1.79%
U.S. government and federal agency obligations	—	—	59,131	1.38%	82,464	1.85%	34,535	2.23%	176,130	1.77%
Asset-backed securities	—	—	2,421	6.00%	5,027	7.29%	134,767	5.65%	142,215	5.71%
Obligations of states and political subdivisions	305	3.34%	10,865	2.11%	55,931	2.20%	180,103	2.11%	247,204	2.13%
Corporate bonds	—		9,891	4.61%	61,201	3.86%	—	—	71,092	3.96%
Total	$305		$92,763		$254,080		$760,362		$1,107,510
Unrealized loss on securities available for sale									(160,802)
Total									$946,708

The carrying value of investment securities is as follows:

	December 31,
	2023	2022	2021
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$150,775	$144,107	$174,710
Obligations of states and political subdivisions	204,258	221,594	273,202
CMOs and mortgage-backed securities	392,275	417,394	466,919
Asset-backed securities	136,980	192,504	220,536
Corporate bonds	62,420	64,482	70,893
Total	$946,708	$1,040,081	$1,206,260

For additional information regarding Premier’s investment portfolio, refer to Note 4 – Investment Securities in the Consolidated Financial Statements.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2023, the Company serviced loans totaling $2.9 billion in principal. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to, and then services for, Freddie Mac, Fannie Mae and the FHLB.

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

Lending Activities

General – Financial institutions are limited in the amount of loans they may make to one borrower. At December 31, 2023, the Bank’s legal limit on loans-to-one borrower was $142.7 million.

Loan Portfolio Composition – Total loans net of undisbursed loan funds and deferred fees increased over the prior year by $278.8 million for 2023 and $1.2 billion for 2022. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in northwest, northeast and central Ohio, northeast Indiana, Morgantown, West Virginia, western Pennsylvania and southeast Michigan market areas. Management has identified lending for multifamily properties within commercial real estate as an industry concentration. Total loans from multifamily property totaled $642.7 million at December 31, 2023, which represents 9.2% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2023		2022		2021		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Residential real estate	$1,810,265	25.8%	$1,535,574	21.6%	$1,167,466	20.2%	$1,201,051	20.5%	$324,773	11.3%
Commercial real estate	2,839,905	40.5%	2,762,311	38.8%	2,450,349	42.5%	2,383,001	40.8%	1,506,026	52.4%
Construction	838,823	12.0%	1,278,255	17.9%	862,815	15.0%	667,649	11.4%	305,305	10.6%
Total real estate loans	5,488,993	78.3%	5,576,140	78.3%	4,480,630	77.7%	4,251,701	72.7%	2,136,104	74.3%
Other:
Commercial	1,056,803	15.1%	1,055,180	14.8%	895,638	15.5%	1,202,353	20.6%	578,071	11.6%
Home equity and improvement	267,960	3.8%	277,613	3.9%	264,354	4.6%	272,701	4.7%	122,864	2.5%
Consumer finance	193,830	2.8%	213,405	3.0%	126,417	2.2%	120,729	2.1%	37,649	0.8%
	1,518,593	21.7%	1,546,198	21.7%	1,286,409	22.3%	1,595,783	27.3%	738,584	14.8%
Total loans	7,007,586	100.0%	7,122,338	100.0%	5,767,039	100.0%	5,847,484	100.0%	2,874,688	89.1%
Less:
Undisbursed loan funds	281,466		672,775		477,890		355,065		94,865
Net deferred loan origination fees	(13,267)		(11,057)		(7,019)		1,179		2,259
Allowance for credit losses	76,512		72,816		66,468		82,079		31,243
Net loans	$6,662,875		$6,387,804		$5,229,700		$5,409,161		$2,746,321

In addition to the loans reported above, Premier had $145.6 million, $115.3 million, $162.9 million, $221.6 million, and $18.0 million in loans classified as held for sale at December 31, 2023, 2022, 2021, 2020 and 2019, respectively. The fair value of such loans, which consist of single-family residential mortgage and other commercial real estate loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth the dollar amount of gross loans due more than one year from December 31, 2023, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)
Real estate	$2,728,378	$2,013,485	$4,741,863
Commercial	376,268	208,950	585,218
Other	184,138	445	184,583
	$3,288,784	$2,222,880	$5,511,664

The following table shows the maturity distribution of loans outstanding as of December 31, 2023.

	Within	After one, but within	After five, but within	After
	one year	five years	fifteen years	fifteen years	Total (1)
	(In Thousands)
Real estate	$755,926	$1,914,615	$1,344,962	$1,482,285	$5,497,788
Commercial	461,804	449,515	135,703	—	1,047,022
Other	9,993	84,360	100,224	—	194,577
	$1,227,723	$2,448,490	$1,580,889	$1,482,285	$6,739,387

(1) Total loans are net of undisbursed loan funds and deferred fees and costs

Originations, Purchases and Sales of Loans – The lending activities of Premier are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from existing customers, real estate brokers, developers and builders, newspaper, internet and radio advertising, and walk-in customers. The Bank’s loan approval process for all types of loans is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the collateral that will secure the loan.

The following table shows total loans originated, loan reductions, and the net increase (decrease) in the Company’s loans net of undisbursed loan funds and deferred fees and loans held for sale during the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Loan originations:
Residential real estate	$306,859	$729,083	$947,089
Commercial real estate	316,804	476,635	539,680
Construction	809,202	919,829	754,757
Commercial	253,949	597,331	626,358
Home equity and improvement	91,082	144,731	156,805
Consumer finance	55,558	161,104	71,937
Total loans originated	1,833,454	3,028,713	3,096,626
Loans acquired in acquisitions	—	—	—
Loans purchased	—	—	—
Loan payoffs, sales and repayments	(1,524,297)	(1,721,110)	(3,235,740)
Net increase (decrease) in loans net of undisbursed loan funds and deferred fees and loans held for sale	$309,157	$1,307,603	$(139,114)

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2023, in dollar amount and as a percentage of Premier’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Residential real estate	$152	0.00%	$8,302	0.12%	$11,216	0.17%	$19,670	0.29%
Commercial real estate	163	0.00%	312	0.00%	1,275	0.02%	1,750	0.03%
Construction	—	0.00%	108	0.00%	—	0.00%	108	0.00%
Commercial	191	0.00%	2,446	0.04%	1,132	0.02%	3,769	0.06%
Home equity and improvement	2,084	0.03%	635	0.01%	958	0.01%	3,677	0.05%
Consumer finance	3,699	0.05%	1,681	0.02%	3,003	0.04%	8,383	0.12%
Purchase credit deteriorated ("PCD")	211	0.00%	1,271	0.02%	2,569	0.04%	4,051	0.06%
Total Loans	$6,500	0.08%	$14,755	0.21%	$20,153	0.30%	$41,408	0.61%

Overall, the level of delinquencies of 0.61% at December 31, 2023, decreased from the levels at December 31, 2022, when Premier reported that 0.73% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 0.30% at December 31, 2023, down from 0.44% at December 31, 2022. The level of total loans 60-89 days delinquent increased to 0.21% at December 31, 2023, up from 0.15% at December 31, 2022. The level of loans that were 30 to 59 days past due decreased to 0.08% at December 31, 2023, down from 0.14% at December 31, 2022. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for credit losses. Management believes the continued stability in the economy contributed to the decrease seen in 2023.

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

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. Premier also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. The balance of real estate owned at December 31, 2023, was $243,000. During 2023, there was $15,000 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition. The balance of real estate owned at December 31, 2022 was $619,000. During 2022, there was $8,600 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition.

As of December 31, 2023, Premier’s total non-performing loans amounted to $35.5 million or 0.53% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $33.8 million or 0.52% of total loans, at December 31, 2022. Non-performing loans are loans which are 90 days or more past due or on non-accrual.

The following table sets forth the amounts and categories of Premier’s non-performing assets (excluding individually evaluated loans not considered non-performing) at the dates indicated.

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Non-performing loans:
Residential real estate	$13,028	$7,724	$9,034	$10,178	$2,411
Commercial real estate	5,971	13,396	14,621	11,980	7,609
Construction	—	—	—	806	—
Commercial	8,649	4,862	11,531	1,365	2,961
Home equity and improvement	1,417	1,637	2,051	1,537	449
Consumer finance	3,433	2,401	1,873	1,624	7
Purchase Credit Deteriorated ("PCD")	2,993	3,802	8,904	24,192	—
Total non-performing loans	35,491	33,822	48,014	51,682	13,437
Real estate owned	243	619	171	343	100
Total repossessed assets	243	619	171	343	100
Total non-performing assets	$35,734	$34,441	$48,185	$52,025	$13,537
Total non-performing assets as a percentage of total assets	0.41%	0.41%	0.64%	0.72%	0.39%
Total non-performing loans as a percentage of total loans*	0.53%	0.52%	0.91%	0.96%	0.49%
Total non-performing assets as a percentage of total loans plus other real estate owned*	0.53%	0.53%	0.91%	0.96%	0.49%
Allowance for credit losses as a percent of total non-performing assets	214.12%	211.42%	137.94%	157.77%	230.80%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Allowance for credit losses – Premier adopted the current expected credit losses ("CECL") accounting standard in 2020. As a result, 2023, 2022, 2021 and 2020 credit loss and provision are not comparable to years prior to 2020 allowance for loan loss data. Premier maintains an allowance for credit losses to absorb current expected losses in the loan portfolio. The allowance for credit losses is made up of two components. The first is a general reserve, which is used to record credit loss reserves for groups of homogenous loans in which the Company estimates the current expected credit losses in the portfolio based on quantitative and qualitative factors.

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

At December 31, 2023, Premier’s allowance for credit losses totaled $76.5 million compared to $72.8 million at December 31, 2022. The following table sets forth the activity in Premier’s allowance for credit losses during the periods indicated.

	Years Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Allowance at beginning of year	$72,816	$66,468	$82,079	$31,243	$28,331
Impact of ASC 326 Adoption	—	—	—	2,354	—
Acquisition related allowance for credit loss (PCD)	—	—	—	7,698	—
Provision (benefit) for credit losses	7,742	12,503	(6,733)	43,154	2,905
Charge-offs:
Residential real estate	(320)	(1,025)	(110)	(302)	(515)
Commercial real estate	(2,319)	(443)	(3,776)	(65)	(148)
Construction	—	(16)	—	(1)	—
Commercial	(2,334)	(5,341)	(6,958)	(687)	(528)
Home equity and improvement	(160)	(303)	(63)	(164)	(245)
Consumer finance	(1,478)	(963)	(476)	(279)	(289)
PCD	(153)	(440)	(2)	(4,854)	—
Total charge-offs	(6,764)	(8,531)	(11,385)	(6,352)	(1,725)
Recoveries	2,718	2,376	2,507	3,982	1,732
Net (charge-offs) recoveries	(4,046)	(6,155)	(8,878)	(2,370)	7
Ending allowance	$76,512	$72,816	$66,468	$82,079	$31,243
Allowance for credit losses to total non-performing loans at end of year	215.58%	215.29%	138.43%	158.82%	232.51%
Allowance for credit losses to total loans at end of year*	1.14%	1.13%	1.26%	1.49%	1.12%
Net charge-offs (recoveries) for the year to average loans	0.06%	0.10%	0.16%	0.05%	—

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses decreased in 2023 primarily due to lower volume. Refer to Notes 2 and 6 to the Consolidated Financial Statements for additional information. Management feels that the level of the allowance for credit losses at December 31, 2023, is sufficient to cover losses that may be incurred over the lifetime of loans in the portfolio.

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition” above.

	December 31,
	2023		2022		2021		2020		2019
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential real estate	$17,215	25.8%	$16,711	21.6%	$12,029	20.2%	$17,534	20.5%	$2,867	11.3%
Commercial real estate	36,053	40.5%	34,218	38.8%	32,399	42.5%	43,417	40.8%	16,302	52.4%
Construction	3,159	12.0%	4,025	17.9%	3,004	15.0%	2,741	11.4%	996	10.6%
Commercial loans	15,489	15.1%	11,769	14.8%	13,410	15.5%	11,665	20.6%	9,003	20.1%
Home equity and improvement loans	2,703	3.8%	4,044	3.9%	4,221	4.6%	4,739	4.7%	1,700	4.3%
Consumer loans	1,893	2.8%	2,049	3.0%	1,405	2.2%	1,983	2.1%	375	1.3%
	$76,512	100.0%	$72,816	100.0%	$66,468	100.0%	$82,079	100.0%	$31,243	100.0%

Sources of Funds

General – Deposits are the primary source of Premier’s funds for lending and other investment purposes. In addition to deposits, Premier derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and other market conditions. Borrowings from the FHLB may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

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

To supplement its funding needs, Premier also has the ability to utilize the national market for certificates of deposit and syndicated brokered deposits. Premier has used these deposits in the past and could in the future if necessary. Premier had $341.9 million and $143.7 million in brokered deposits as of December 31, 2023 and 2022.

Deposits are backed by the federal government for at least $250,000 per depositor. At December 31, 2023 and 2022, the Bank had approximately $2.4 billion and $2.5 billion, respectively, in uninsured deposits.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31,
	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$1,616,919	—	$1,791,712	—	$1,676,006	—
Interest-bearing demand deposits	3,120,290	2.32%	3,097,317	0.55%	2,872,755	0.20%
Savings deposits	741,157	0.02%	822,813	0.02%	770,770	0.02%
Time deposits	1,159,443	2.99%	787,896	0.86%	968,000	0.79%
Brokered deposits	307,499	5.13%	33,802	3.08%	—	—
Totals	$6,945,308	1.77%	$6,533,539	0.37%	$6,287,531	0.21%

The following table sets forth the maturities of Premier’s retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2023 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2024	$254,241
June 30, 2024	161,637
September 30, 2024	58,105
December 31, 2024	30,808
After December 31, 2024	21,408
Total retail certificates of deposit with balances $250,000 or greater	$526,199

For additional information regarding Premier’s deposits see Note 10 to the Consolidated Financial Statements.

Borrowings – The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Premier is authorized to apply for advances, provided certain standards of creditworthiness have been met. At December 31, 2023, Premier could borrow up to $2.0 billion. The Bank had $280 million in advances outstanding at December 31, 2023 and $428.0 million in advances outstanding at December 31, 2022. For additional information regarding Premier’s FHLB advances and other debt, see Notes 11 and 13 to the Consolidated Financial Statements.

Subordinated Debentures – For information regarding the Company’s subordinated debentures see Note 12 to the Consolidated Financial Statements.

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

Human Capital

Premier had 1,023 employees at December 31, 2023 (comprised of 92.3% full-time employees and 7.7% part-time employees). None of these employees are represented by a collective bargaining agent, and Premier believes that it maintains good relationships with its personnel. Premier’s talent acquisition processes are designed to attract top talent in the financial services industry and foster an inclusive, respectful and rewarding workplace. All employees receive training on the Company’s Mission, Vision and Core Values. The Company is committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences and continues to explore additional diversity, equity, and inclusion efforts. The Company offers a comprehensive compensation and benefits package to employees designed to attract, retain, motivate, and reward employees. The Company provides health benefits, including medical, dental and vision benefits, short- and long-term disability, and life insurance.

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

Regulation

General – Premier is subject to regulation, examination and oversight by the Federal Reserve Board (“Federal Reserve”). The Bank is subject to regulation, examination and oversight by the Ohio Division of Financial Institutions (“ODFI”). The Bank's primary federal regulator is the FDIC. In addition, the Bank is subject to regulations of the Consumer Financial Protection Bureau (“CFPB”) which was established by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (“Dodd-Frank Act”) and has broad powers to adopt and enforce consumer protection regulations.

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

Regulatory Capital Requirements and Prompt Corrective Action – The federal banking regulators have adopted risk-based capital guidelines for financial institutions and their holding companies. The guidelines provide a systematic analytical framework, which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and incentivizes holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard,” published by the Basel Committee on Banking Supervision. Capital rules applicable to smaller banking organizations (the “Basel III Capital Rules”), which also implemented certain provisions of the Dodd-Frank Act became effective commencing on January 1, 2015. Compliance with the minimum capital requirements was effective January 1, 2015, whereas a capital conservation buffer and deductions from common equity capital phased in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital of at least 8.0% and a leverage ratio of at least 5.0%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2023, the Bank met the capital ratio requirements to be deemed "well-capitalized" according to the guidelines described above. See Note 16 of the Notes to the Consolidated Financial Statements for additional information.

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

Dividends – There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions. The Bank paid $26.5 million in dividends and received $29.8 million in a cash contribution from Premier in 2023 and paid net $58.0 million in dividends in 2022. First Insurance paid $43.0 million and $2.0 million in dividends to Premier in 2023 and 2022. Premier Risk Management did not pay dividends to Premier in 2023 and paid $1.6 million in dividends in 2022. PFC Capital did not pay dividends in 2023 and received $3.0 million in a cash contribution in 2022.

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

The Federal Deposit Insurance Act, as amended (“FDIA”) requires the FDIC's Board of Directors to set a target or Designated Reserve Ratio (“DRR”) for the DIF annually. The DRR is the total of the DIF divided by the total estimated insured deposits of the industry. Under the long-range plan, the FDIC set the DRR at 2.0% and set a schedule of assessment rates that would progressively decrease when the DRR reached 2.0% and 2.5%. The FDIC views the 2.0% DRR as a long-term goal and the minimum level needed to withstand future crises of the magnitude of past crises. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DRR to decline below the statutory minimum of 1.35% as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a restoration plan to restore the DRR to at least 1.35% by 2028, absent extraordinary circumstances, as required by the FDIA. The restoration plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and DRR at least semiannually. In the semiannual update for the restoration plan in June 2022, the FDIC projected that the DRR was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the DRR. Based on this update, the FDIC Board approved an amended restoration plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January, 1, 2023. The revised assessment rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028.

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

On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Small Dollar Rule”) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. However, due to continuing appellate litigation regarding the constitutionality of the CPFB's funding structure, which stems, in part, from legal challenges to the Small Dollar Rule, the effective date for nationwide compliance with the Small Dollar Rule remains uncertain at this time.

Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on Premier’s financial condition or results of operations on a consolidated basis in 2023.

Federal Reserve System - The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2023, the reserve requirement ratio remains at zero percent.

Transactions with Affiliates; Insider Loans - Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:

•
limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank's capital stock and surplus;
•
limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to an amount equal to 20.0% of the bank's capital stock and surplus; and
•
require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10.0% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially similar to those offered to unaffiliated individuals or be made as part of a benefit or compensation program on terms widely available to employees and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

On October 24, 2023, the federal banking agencies, including the FDIC, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The impact the changes to the CRA will have on the Bank’s operations cannot be predicted at this time.

Patriot Act – In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the U.S. government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that it considers to be in compliance with the requirements of the Patriot Act.

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

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in an Annual Report on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. See “ITEM 1C CYBERSECURITY”. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

Executive and Incentive Compensation – Public companies are required to adopt and implement "clawback" policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement a three-year look-back window of the restatement and would cover all executives (including former executives) who received incentive awards. Premier has implemented a clawback policy and it is posted under the "Overview – Governance Documents" tab of the "Investor Relations" page of Premier's Internet website.

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

Economic and Market Risks

Premier’s financial condition, results of operation, and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions.

The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California, and the decision of Silvergate Bank in California to voluntarily liquidate its assets and wind down operations, each of which occurred during the first and second quarters of 2023, have caused uncertainty in the investor community and negative confidence among bank customers generally.

While Premier does not believe that the circumstances of these banks' failures and liquidations are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the financial services industry, including us. These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions, which in turn led to a greater focus by institutions, investors, and regulators on the on-balance sheet liquidity of and funding sources for financial institutions and the composition of its deposits. Notwithstanding, the Company’s efforts to promote deposit insurance coverage with our customers and otherwise effectively manage our liquidity, deposit portfolio retention, and other related matters, our financial condition, results of operation, and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

Premier’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2023, the Bank’s portfolio of commercial real estate loans totaled $2.8 billion, or approximately 40.5% of total loans. The Bank’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose Premier to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender, including sustained inflation and rising interest rates, could negatively impact the future cash flows and market values of the affected properties.

At December 31, 2023, the Bank’s portfolio of commercial loans totaled $1.1 billion, or approximately 15.1% of total loans. Commercial loans generally expose Premier to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. The Bank’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

Premier’s business strategy focuses on planned growth and its financial condition and results of operations could be negatively affected if Premier fails to grow or fails to manage its growth effectively.

Premier’s ability to grow successfully will depend on a variety of factors, including its successful execution of organic and managed growth in its core lending and deposit gathering activities.

Premier may open new branches and consider new lines of business and new products or services as part of its growth strategy. Possible risks to the execution of Premier's growth strategy include:

•
the time and costs of hiring local management and opening new offices;
•
the delay between engaging in new activities and the generation of profits from the activities;
•
the integration of new products and services and new personnel into Premier’s existing business;
•
the inability to attract customers to new products and services; and
•
the inability to attract or retain sufficient deposits and capital to fund anticipated growth.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Premier’s risk management program is designed to o identify, measure, prioritize, and manage risk, including information security and cybersecurity risk, in relation to the Company’s desired risk appetite established by its Board of Directors. Premier uses a risk-based approach to manage and mitigate threats to information technology resources. Periodic risks assessments are conducted to identify, assess, and reduce information security and cybersecurity risks to acceptable levels.

Premier maintains an active Information Security Policy (the “IS Policy”) and associated programs, procedures and standards (collectively with the IS Policy, the “ISPP”) in alignment with Federal Financial Institutions Examination Council and National Institute of Standards and Technology guidance to help in the mitigation of risks that may impact the Confidentiality, Integrity and Availability (aka “CIA Triad”) of systems and information. The components of the IS Program are reviewed and approved annually by senior management and the IS Policy is reviewed and approved annually by either the Risk Committee of the Board of Directors or the full Board of Directors. These annual reviews and approvals ensure the ISPP meets expectations to safeguard Premier and customer confidential information. The ISPP is subject to annual review by our auditors (both internal and external), the FDIC, and the ODFI to ensure it is in alignment with Premier’s internal risk management practices, government regulatory expectations and industry best practices. We use auditors and other third party resources, in addition to internal tools and resources, for security monitoring and testing.

Premier maintains an Information Technology Incident Response Policy and an Information Security Incident Response Playbook that together coordinate the identification, reporting and escalation, containment, and remediation responses of any potential information security incident. Each cybersecurity incident is reviewed by the Chief Information Security Officer (“CISO”) to determine if the matter needs escalated to the Company’s Information Response Team, Information Security Oversight Committee (“ISOC”), Enterprise Risk Management Committee (“ERMC”), or the Board of Directors or Board-level Risk Committee.

Premier address third-party risks as part of Premier’s Vendor Risk Management (“VRM”) Policy and Program. The purpose of the VRM is to provide a consistent framework to direct Premier in the assessment, measurement, monitoring and control of risks related to vendors and third parties with whom Premier does business. Premier assesses and monitors the cybersecurity controls of third party service providers and partners. As part of the initial and regular monitoring of the vendor, the Company reviews a vendors internal controls based on the COSO framework in alignment with their formal SOC II assessments. The focus of the review is on a vendor’s internal management and security practices including but not limited to, physical/systems security, business resiliency, application programing practices, systems security monitoring, and systems change control/authorization.

The VRM currently is managed under the direction of the CISO, with a goal of ensuring that vendors meet obligations associated with the confidentiality, integrity, and availability of Company and customer information. Beginning with the establishment of vendor relationships, vendors are risk rated based on their criticality to the operations of Premier and the sensitivity of the information such vendor has or utilizes to provide services to the Company. These assessments include, but are not limited to, a review of financial, operational and security aspects of the vendor. After the establishment of the vendor relationship, vendors are reevaluated on a regular basis based on their criticality and risk rating, with such reevaluations being conducted either annually, every two years or every three years.

Notwithstanding the focus Premier places on cybersecurity, Premier may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion, please see Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Governance

The Premier Board of Directors has assigned to the Board Risk Committee (“BRC”), along with the ERMC, oversight of risk management, including risks associated with information security and cybersecurity. The BRC is comprised of independent directors of Premier with participation from Premier’s executive leadership and additional members of management. The ERMC is chaired by the Chief Risk Officer and, in addition to general oversight of risk management, is responsible for documenting all risks for the organization and reporting to the BRC issues of a critical nature. The ERMC meets monthly and is a cross-functional group comprised of all members of executive leadership and additional members of management from different areas of the Company. The ISOC) is responsible for managing and mitigating information security and cybersecurity risks where appropriate and escalates issues to the ERMC. The ISOC is chaired by the CISO and includes select members of executive leadership and representatives from the Risk Management Department and Information Technology Department. The ISOC meets at least monthly. Routine reporting of the status of cybersecurity risks and mitigation activities progress from the ISOC to ERMC and finally to BRC.

The information security and third-party risk management programs of the Company are managed by the CISO who is a member of the Company’s Risk Management Department, reporting directly to the Company’s Chief Risk Officer who reports directly to the Chief Executive Officer. The CISO’s responsibilities include: maintaining the information security risk assessment and related reports to management; monitoring reasonably foreseeable threats, internal and external, that could result in unauthorized disclosure, misuse, alteration or destruction of customer information or data systems; overseeing the development, implementation, enforcement and maintenance of the ISPP; implementing appropriate changes to the program in response to industry or regulatory mandates; monitoring the entire ISPP, reviewing it at least annually, and adjusting as necessary for changing regulation, technology, personnel, procedures and business arrangements; reporting the status of the ISPP periodically; ensuring information security awareness training is provided to all employees on a regular basis; ensuring the ISPP assessments are updated to include control changes for existing/new products, processes, and systems reflecting the associated changes to risk and mitigation methodology; providing guidance to management on emerging risks, cyber threats and regulatory changes; and maintaining information security program strategic goals in alignment with IT and PFC business strategy.

Item 2. Properties

At December 31, 2023, the Bank conducted its business from its main office at 275 West Federal St., Youngstown, Ohio, and 75 other full-service banking centers and 9 loan offices in Ohio, Indiana, Michigan, and Pennsylvania. Premier maintained its headquarters at 601 Clinton St., Defiance, Ohio. A portion of our back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are located in an operations center located at 25600 Elliott Rd., Defiance, Ohio. See Note 8 to the Consolidated Financial Statements for additional information. The Company owns its main office and headquarters, as well as the Defiance operations center.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The Nasdaq Global Select Market under the symbol “PFC.” As of February 22, 2024, the Company had approximately 6,633 shareholders of record.

The line graph below compares the yearly percentage change in cumulative total shareholder return on Premier common shares and the cumulative total return of the Nasdaq Composite Index, the SNL Nasdaq Bank Index and the SNL Midwest Bank Index. An investment of $100 on December 31, 2018, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

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

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Premier Financial Corp.	100.00	132.02	100.85	140.27	127.62	121.61
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
KBW Nasdaq Bank Index	100.00	136.13	122.09	168.88	132.75	131.57
S&P U.S. BMI Banks - Midwest Region Index	100.00	130.10	111.85	147.78	127.53	130.20

The following table provides information regarding Premier’s purchases of its common shares during the fourth quarter period ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2023	550	$18.30	—	1,199,634
November 1 – November 30, 2023	—	—	—	1,199,634
December 1 – December 31, 2023	3,992	23.87	—	1,199,634
Total	4,542	$23.20	—	1,199,634

(1)
Of this amount, 4,336 shares were withheld by Premier in fulfillment of tax obligations from vesting of restricted stock compensation and were not part of the publicly announced repurchase program.
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

Forward-looking statements involve numerous risks and uncertainties, any one or more of which could affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. These risks and uncertainties include, but not limited to: financial markets, our customers, and our business and results of operation; changes in interest rates; disruptions in the mortgage market; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty; uncertainty in U.S. fiscal or monetary policy, including interest rate policies of the Federal Reserve; uncertainty concerning or disruptions relating to tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rates and changes or volatility in interest rate levels; legislative or regulatory rulemaking or actions; capital market conditions; security breaches or unauthorized disclosure of confidential customer or Company information; interruptions in the effective operation of information and transaction processing systems of Premier or Premier’s vendors and service providers; failures or delays in integrating or adopting new technology; the impact of the cessation of LIBOR interest rates and implementation of a replacement rate; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Any one or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the years ended December 31, 2023 and 2022.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Years Ended
(In Thousands)	December 31, 2023	December 31, 2022
Net interest income (GAAP)	$217,093	$242,921
Add: FTE adjustment	267	814
Net interest income on a FTE basis (1)	217,360	243,735
Noninterest income – less securities gains/(losses) (2)	91,265	62,710
Noninterest expense (3)	163,231	164,511
Average interest-earning assets (4)	7,912,651	7,237,621
Ratios:
Net interest margin (1) / (4)	2.75%	3.37%
Efficiency ratio (3) / (1) + (2)	52.89%	53.68%

Non-GAAP Financial Measures – Tangible Book Value

	Years Ended
(In Thousands, except per share data)	December 31, 2023	December 31, 2022
Total Shareholders’ Equity (GAAP)	$975,627	$887,721
Less: Goodwill	(295,602)	(317,988)
Intangible assets	(12,186)	(19,074)
Tangible common equity (1)	$667,839	$550,659
Common shares outstanding (2)	35,730	35,591
Tangible book value per share (1) / (2)	$18.69	$15.47

Financial Condition

Assets at December 31, 2023 totaled $8.63 billion compared to $8.46 billion at December 31, 2022, an increase of $170.6 million, or 2.0%. The increase in assets was primarily due to an increase in loans offset by a decrease in securities. The net increase was primarily funded through an increase in total deposits of $236.3 million offset by a decrease in FHLB advances of $148.0 million.

Securities

The available-for-sale securities portfolio, at fair value, decreased $93.4 million, or 9.0%, to $946.7 million at December 31, 2023. The portion of this decrease not attributable to changes in market value, along with an increase in deposits of $236.3 million, was used to fund an increase in gross loans including held for sale of $309.2 million. For additional information regarding Premier’s investment securities, see Note 4 to the Consolidated Financial Statements.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $278.8 million, or 4.3%, to $6.7 billion at December 31, 2023. The increase was mainly due to an increase in volume of loans. For more details on the loan balances, see Note 6 – Loans to the Consolidated Financial Statements.

The majority of Premier’s commercial real estate and commercial loans are to small- and mid-sized businesses. The combined commercial and commercial real estate loan portfolios totaled $3.89 billion and $3.82 billion at December 31, 2023 and 2022, respectively, and accounted for approximately 58.5% and 59.1% of Premier’s loan portfolio at the end of those respective periods. Multi-family loans make up $642.7 million, or 16.5% of total commercial loans as of December 31, 2023 and $660.8 million, or 17.3% as of December 31, 2022. In addition, Manufacturing makes up $427.7 million, or 11.0% of total commercial loans as of December 31, 2023 and $399.8 million, or 10.5% as of December 31, 2022. Premier believes it has been able to establish itself as a leader in its market area in commercial and commercial real estate lending by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $1.81 billion at December 31, 2023, compared with $1.54 billion at the end of 2022, as a result of retaining more loans in the portfolio as opposed to selling them. At the end of 2023, such loans comprised 25.8% of the total loan portfolio, an increase from 21.6% at December 31, 2022.

Construction loans, which include one-to-four residential family and commercial real estate properties, decreased to $557.4 million at December 31, 2023, compared to $605.5 million at December 31, 2022, as a result of funding exceeding new loan commitments. These loans accounted for approximately 8.3% and 9.4% of the total loan portfolio at December 31, 2023 and 2022, respectively.

Home equity and home improvement loans decreased to $268.0 million at December 31, 2023, from $277.6 million at the end of 2022. At the end of 2023, those loans comprised 3.8% of the total loan portfolio, consistent with 3.9% at December 31, 2022.

Consumer finance loans were $193.8 million at December 31, 2023 down from $213.4 million at the end of 2022. These loans accounted for approximately 2.8% and 3.0% of the total loan portfolio at December 31, 2023 and 2022, respectively.

In order to properly assess the loans secured by real estate included in its loan portfolio, the Bank has established policies regarding the monitoring of the collateral underlying such loans. The Bank requires a recent appraisal or evaluation, depending on loan amount, for all new secured real estate loans, and generally all renewed secured real estate loans. The appraisal process is administered by the Bank’s Credit Department, which has contracted with independent Appraisal Management Companies (“AMCs”) to manage the ordering and review of appraisals. The AMCs order appraisals with licensed and qualified appraisers as the Bank selects engagements via a blind bidding process managed by the AMCs. The Bank generally does not require updated appraisals for performing loans during the term of the loan.

When a secured commercial real estate loan of $500,000 or more is downgraded to classified status, the Bank obtains an updated appraisal. Appraisals are received within approximately 60 days from the date ordered. If necessary, the Bank will use the existing appraisal on file taking into account age of the appraisal, market conditions or any other known facts to potentially apply a discount to the value until the updated appraisal is received. If the loan is considered impaired and collateral dependent the Bank assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity to determine if a charge-off or specific reserve is necessary. The Bank does not adjust any appraisals upward without written documentation of this valuation change from the appraiser. When setting reserves and charge-offs on classified loans, appraisal values may be discounted downward based upon the Bank’s experience with liquidating similar properties.

All loans 90 days or more past due and/or on non-accrual are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90-day delinquency occurs. The Bank has established policies to evaluate non-performing loans. This includes requirements for establishing current fair value of collateral and establishing reserves or charge-offs within specified time frames based on borrower segment and/or loan amount.

All properties that are moved into the Other Real Estate Owned (“OREO”) category are supported by current appraisals or evaluations, and the OREO is carried at the lower of cost or fair value, which is determined based on appraised value less the Bank’s estimate of the liquidation costs.

Any partially charged-off collateral dependent loans are considered non-performing, and as such, would need to show an extended period of time with satisfactory payment performance as well as documented cash flow coverage capacity before the Bank will consider an upgrade to performing status. The Bank may consider moving the loan to accruing status after approximately six months of satisfactory payment performance.

Allowance for Credit Losses (“ACL”)

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

The ACL is made up of two basic components. The first component is the specific reserve in which the Company sets aside reserves based on the analysis of individually analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Administration (“SBA”) or Farm Service Agency (“FSA”) guarantees. The specific reserve portion of the ACL was $4.3 million at December 31, 2023, and $2.4 million at December 31, 2022.

The second component is a general reserve, which is used to record credit loss reserves for loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies. In addition, the future economic environment is incorporated in projections with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast. For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into fifteen different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied. Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate. Commercial credits are comprised of commercial working capital, agriculture production, and other commercial credits. Construction is split out into construction residential and construction other. Consumer is further segregated into consumer direct, consumer indirect and home equity. The Company utilizes three different methodologies to analyze loan pools.

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

The probability of default/loss given default (“PD/LGD”) methodology was selected as most appropriate for loan segments with average lives of three years or less and/or irregular payment structures. This methodology was used for home equity and commercial portfolios. A loan is considered to default if one of the following is detected:

•
Becomes 90 days or more past due;
•
Is placed on nonaccrual;
•
Is marked as a loan modification with financial difficulties; or
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

The quantitative general allowance increased to $28.1 million at December 31, 2023, from $15.0 million at December 31, 2022, primarily due to higher quantitative factors, such as loss rates, prepayment speeds and risk migration.

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

The qualitative analysis indicated an additional general reserve of $44.1 million at December 31, 2023, compared to $55.4 million at December 31, 2022. The decrease was mainly due to changes in the economic environment as a result of inflation and global conditions. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review. The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.5364% for construction loans to 1.399% for commercial real estate ("CRE") owner occupied loans at December 31, 2023.

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

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the increase in net charge-offs during the year, the Company’s provision for credit losses for the year ended December 31, 2023 was an expense of $7.7 million. This is compared to an expense of $12.5 million for the year ended December 31, 2022. The ACL was $76.5 million at December 31, 2023, and $72.8 million at December 31, 2022. The ACL represented 1.14% of loans, net of undisbursed loan funds and deferred fees and costs at December 31, 2023, and 1.13% at December 31, 2022. In management’s opinion, the overall ACL of $76.5 million as of December 31, 2023, was adequate to cover anticipated losses over the lifetime of the loans.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. During the year ended December 31, 2023, there were $15,000 in write-downs of real estate held for sale. Management believes that the values recorded at December 31, 2023, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $69.7 million at December 31, 2023, compared to $43.8 million at December 31, 2022, an increase of $25.9 million, primarily due to several downgraded relationships.

The Company’s ratio of ACL to non-performing loans was 215.6% at December 31, 2023, compared to 215.3% at December 31, 2022. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at December 31, 2023, were appropriate. Of the $35.5 million in non-accrual loans at December 31, 2023, $15.4 million, or 43.4%, were less than 90 days past due.

At December 31, 2023, the Company had total non-performing assets of $35.7 million, compared to $34.4 million at December 31, 2022. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. The OREO balance was $243,000 and $619,000 as of December 31, 2023 and 2022, respectively.

The net charge-offs and non-accrual loan balances as a percentage of total are presented in the table below at December 31, 2023 and 2022.

	For the Year Ended		As of December 31,
	December 31, 2023		2023
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(Dollars In Thousands)
Residential real estate	$235	5.81%	$13,028	36.71%
Commercial real estate	1,442	35.64%	5,971	16.82%
Construction	—	0.00%	—	0.00%
Commercial	925	22.86%	8,649	24.37%
Home equity and improvement	46	1.14%	1,417	3.99%
Consumer finance	1,262	31.19%	3,433	9.67%
PCD	136	3.36%	2,993	8.43%
Total	$4,046	100.00%	$35,491	100.00%

	For the Year Ended		As of December 31,
	December 31, 2022		2022
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(Dollars In Thousands)
Residential	$202	3.28%	$7,724	22.84%
Commercial real estate	(159)	(2.58)%	13,396	39.61%
Construction	13	0.21%	—	0.00%
Commercial	4,945	80.34%	4,862	14.38%
Home equity and improvement	12	0.19%	1,637	4.84%
Consumer finance	790	12.84%	2,401	7.10%
PCD	352	5.72%	3,802	11.24%
Total	$6,155	100.00%	$33,822	100.00%

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
		Percent of		Percent of
		total		total
	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential real estate	$17,215	25.8%	$16,711	21.6%
Commercial real estate	36,053	40.5%	34,218	38.8%
Construction	3,159	12.0%	4,025	17.9%
Commercial loans	15,489	15.1%	11,769	14.8%
Home equity and improvement loans	2,703	3.8%	4,044	3.9%
Consumer loans	1,893	2.8%	2,049	3.0%
	$76,512	100.0%	$72,816	100.0%
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

The Bank originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by the Director of Mortgage Operations or the Bank's Chief Credit Officer. The Bank maintains Portfolio Medical Professional and Portfolio CRA programs which allow up to 100% LTV with no PMI based on specific requirements.

Premier does not make interest-only, first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill was $295.6 million at December 31, 2023 compared to $318.0 million at December 31, 2022. This decrease was a result of the sale of First Insurance in June 2023. Core deposit intangibles and other intangible assets decreased to $12.2 million at December 31, 2023, compared to $19.1 million at December 31, 2022, due to the recognition of $4.6 million of amortization in addition to a reduction in intangibles from the sale of First Insurance. No impairment of goodwill was recorded in 2023 or 2022.

Deposits

Total deposits at December 31, 2023, were $7.1 billion compared to $6.9 billion at December 31, 2022, an increase of $236.3 million, or 3.4%. Noninterest-bearing checking accounts decreased by $277.5 million, interest-bearing checking accounts and money markets decreased by $8.1 million, savings decreased by $119.9 million, retail certificates of deposit grew by $443.6 million and brokered deposits increased $198.2 million. Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 10 – Deposits to the Consolidated Financial Statements.

Borrowings

Premier had $280.0 million in FHLB advances or securities sold with agreements to repurchase at December 31, 2023 compared to $428.0 million at December 31, 2022. Premier did not need the same level of advances in 2023 as a result of the increase in deposits and decrease in securities.

Subordinated Debentures

Subordinated debentures were $85.2 million at December 31, 2023, compared to $85.1 million at December 31, 2022. In 2020, the Company issued $50.0 million aggregate principal amount fixed-to-floating rate subordinated notes due in 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. These notes carry a fixed rate of 4.00% for five years then a floating rate equal to the three-month SOFR rate plus 388.5 basis points. The Company may, at its option, redeem the notes, in whole or part, from time to time, subject to certain conditions, beginning on September 30, 2025. The net proceeds of the sale were approximately $48.8 million, after deducting the offering expenses.

Equity

Total stockholders’ equity increased $87.9 million to $975.6 million at December 31, 2023, compared to $887.7 million at December 31, 2022. The increase in stockholders’ equity was primarily the result of net income of $111.3 million and a $19.7 million increase in accumulated other comprehensive income due to the recording of positive valuation adjustments on the available-for-sale securities portfolio and interest rate swaps. These increases were partially offset by the payment of $44.3 million of common stock dividends.

Results of Operations

Summary

Premier reported net income of $111.3 million for the year ended December 31, 2023, compared to $102.2 million and $126.1 million for the years ended December 31, 2022 and 2021, respectively. On a diluted per common share basis, Premier earned $3.11 in 2023, $2.85 in 2022 and $3.39 in 2021. The results for 2023 include six months of income and expenses from First Insurance compared to twelve months in 2022 and 2021, as well as $36.3 million in gains, $3.7 million in transaction costs and $8.5 million in taxes all related to the sale of First Insurance.

Net Interest Income

Premier’s net interest income is determined by its interest rate spread (i.e., the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of average interest-earning assets and interest-bearing liabilities.

Net interest income was $217.1 million for the year ended December 31, 2023, compared to $242.9 million and $227.4 million for the years ended December 31, 2022 and 2021, respectively. The tax-equivalent net interest margin was 2.75%, 3.37% and 3.39% for the years ended December 31, 2023, 2022 and 2021, respectively. The margin decreased 62 basis points between 2023 and 2022 primarily due to the sharp increase in interest rates and inversion of the yield curve which negatively impacted funding costs. Interest-earning asset yields increased 77 basis points (to 4.62% in 2023 from 3.85% in 2022) while the cost of interest- bearing liabilities between the two periods increased 186 basis points (to 2.54% in 2023 from 0.68% in 2022).

Total interest income increased by $87.8 million, or 31.6%, to $365.5 million for the year ended December 31, 2023, from $277.7 million for the year ended December 31, 2022. This increase was primarily due to an increase in loan income. Interest income from loans increased to $332.2 million for 2023 compared to $249.6 million in 2022, which represents an increase of 33.1%. The average balance of loans receivable increased $806.7 million to $6.69 billion for 2023, from $5.89 billion for 2022. The average yield on loans increased 72 basis points to 4.96% in 2023 from 4.24% in 2022.

During the same period, the average balance of investment securities (excluding valuation adjustments) decreased to $1.15 billion in 2023 from $1.26 billion for the year ended December 31, 2022. Interest income from investment securities increased to $28.5 million in 2023 compared to $26.1 million in 2022.

Interest expense increased by $113.6 million to $148.4 million in 2023 compared to $34.8 million 2022. This increase was mainly due to a 148 basis point increase in the average cost of funds in 2023 and a $757.3 million increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $586.6 million to $5.33 billion in 2023, from $4.74 billion in 2022. Interest expense related to interest-bearing deposits was $122.4 million in 2023 compared to $24.9 million in 2022.

Interest expense on FHLB advances was $21.5 million in 2023 and $6.6 million in 2022. The increase in FHLB advances expense was due to increased utilization in 2023 as a result of increased loans. Interest expense recognized by the Company related to subordinated debentures was $4.5 million in 2023 and $3.3 million in 2022, which increased due to variable rates.

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

Interest expense increased by $18.6 million to $34.8 million in 2022 compared to $16.2 million 2021. This decrease was mainly due to a 26 basis point increase in the average cost of funds in 2022 and a $0.38 billion increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $0.13 billion to $4.74 billion in 2022, from $4.61 billion in 2021. Interest expense related to interest-bearing deposits was $24.9 million in 2022 compared to $13.5 million in 2021.

Interest expense on FHLB advances was $6.6 million in 2022 and $23,000 in 2021. The increase in FHLB advances expense was due to increased utilization in 2022 as a result of increased loans. Interest expense recognized by the Company related to subordinated debentures was $3.3 million in 2022 and $2.7 million in 2021.

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	(Dollars In Thousands)
	2023			2022			2021
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
Interest-Earning Assets:
Loans receivable (4)	$6,692,631	$332,231	4.96%	$5,885,969	$249,586	4.24%	$5,473,668	$223,823	4.09%
Securities (5)	1,150,966	28,458	2.47%	1,258,901	26,884	2.14%	1,135,434	20,346	1.79%
Interest-earning deposits	36,698	2,478	6.75%	70,917	831	1.17%	111,433	198	0.18%
FHLB stock	32,356	2,610	8.07%	21,834	1,225	5.61%	11,643	233	2.00%
Total interest-earning assets	7,912,651	365,777	4.62%	7,237,621	278,526	3.85%	6,732,178	244,600	3.63%
Noninterest-earning assets	625,079			694,777			750,400
Total Assets	$8,537,730			$7,932,398			$7,482,578
Interest-Bearing Liabilities:
Interest-bearing deposits	$5,328,389	$122,407	2.30%	$4,741,827	$24,909	0.53%	$4,611,525	$13,482	0.29%
FHLB advances	434,389	21,479	4.94%	263,551	6,550	2.49%	12,586	23	0.18%
Subordinated debentures	85,163	4,531	5.32%	85,036	3,327	3.91%	84,911	2,713	3.20%
Other borrowings	3	—	—	183	5	2.73%	52	—	0.75%
Total interest-bearing liabilities	5,847,944	148,417	2.54%	5,090,597	34,791	0.68%	4,709,074	16,218	0.34%
Noninterest-bearing demand deposits	1,616,919	—	—	1,791,712	—	—	1,676,006	—	—
Total including non- interest- bearing demand deposits	7,464,863	148,417	1.99%	6,882,309	34,791	0.51%	6,385,080	16,218	0.25%
Other noninterest liabilities	149,413			122,555			88,461
Total Liabilities	7,614,276			7,004,864			6,473,541
Stockholders’ equity	923,454			927,534			1,009,037
Total liabilities and stockholders’ equity	$8,537,730			$7,932,398			$7,482,578
Net interest income; interest rate spread (2)		$217,360	2.08%		$243,735	3.17%		$228,382	3.29%
Net interest margin (3)			2.75%			3.37%			3.39%
Average interest-earning assets to average interest- bearing liabilities			135.3%			142.2%			143.0%

(1)
Interest on certain tax exempt loans and tax-exempt securities in 2023, 2022 and 2021 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
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

	Year Ended December 31,
	(In Thousands)
	2023 vs. 2022			2022 vs. 2021
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$42,379	$40,266	$82,645	$8,829	$16,934	$25,763
Securities	4,154	(2,580)	1,574	4,406	2,132	6,538
Interest-earning deposits	3,957	(2,310)	1,647	702	(69)	633
FHLB stock	537	848	1,385	788	204	992
Total interest-earning assets	$51,027	$36,224	$87,251	$14,725	$19,201	$33,926
Interest-Bearing Liabilities
Deposits	$83,930	$13,568	$97,498	$11,380	$47	$11,427
FHLB advances	6,457	8,472	14,929	6,088	439	6,527
Subordinated Debentures	1,199	5	1,204	604	10	614
Notes Payable	—	(5)	(5)	4	1	5
Total interest- bearing liabilities	$91,586	$22,040	$113,626	$18,076	$497	$18,573
Change in net interest income			$(26,375)			$15,353

(1)
The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for credit losses – Premier’s provision for credit losses was an expense of $5.2 million, an expense of $14.3 million and a recovery of $7.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The decrease for 2023 is primarily due to a decline in loan volume whereas, the increase in 2022 was mainly due to an increase in loan volume. Net loans increased $275.1 million in 2023 versus an increase of $1.2 billion in 2022.

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

Noninterest Income – Noninterest income increased by $28.7 million, or 46.2%, to $90.8 million in 2023 primarily due to a $36.3 million gain recognized on the sale of First Insurance partially offset by declines in insurance commissions and mortgage banking. Noninterest income decreased by $17.2 million, or 21.6%, in 2022 to $62.2 million down from $79.3 million for the year ended December 31, 2021.

Service fees and other charges increased to $27.3 million for the year ended December 31, 2023, from $25.9 million for 2022 and from $24.2 million in 2021. The increase in service fees and other charges in 2023 is primarily due to increased customer activity for interchange and ATM/NSF charges.

Noninterest income also includes gains, losses and impairments on investment securities. In 2023, Premier recognized $416,000 of securities losses compared to $550,000 in securities losses in 2022 and $4.2 million in securities gains in 2021. These amounts reflect both realized and unrealized gains and/or losses with the realized portions of these amounts in 2023 and 2022 being a gain of $201,000 and a gain of $1.3 million, respectively.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for changes in the value of mortgage servicing rights. Mortgage banking income totaled $6.7 million, $9.9 million and $21.9 million in 2023, 2022 and 2021, respectively. The $3.1 million decrease in 2023 from 2022 is primarily attributable to a negative valuation adjustment of $69,000 in 2023 compared to a positive valuation adjustment of $2.0 million in 2022 along with a decrease in the gain on sale of loans of $1.4 million. Premier originated less residential mortgages for sale into the secondary market in 2023 compared with 2022 as long term interest rates stabilized resulting in less refinance activity. The balance of the mortgage servicing right valuation allowance was $756,000 at the end of 2023.

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

Gains on the sale of non-mortgage loans, which include SBA and FSA loans, totaled $165,000 in 2023 compared to $0 in 2022 and 2021. Fluctuations in the volume of eligible SBA loans were the reasons for the difference in income year to year to year.

Insurance commission income decreased to $8.9 million in 2023, from $16.2 million in 2022 as a result of only recognizing six months of income in 2023 as First Insurance was sold in June 2023. Insurance commission income increased to $16.2 million in 2022, up $448,000 from $15.8 million in 2021 primarily due to higher new/renewal commissions.

Income from bank owned life insurance (“BOLI”) increased $1.1 million in 2023 to $5.0 million up from $3.9 million in 2022. Income in 2021 was $5.1 million. Premier recognized $875,000 and $1.4 million in proceeds from claim gains in 2023 and 2021, respectively. There was no recognition of claim gains in 2022.

Wealth income increased $494,000 to $6.3 million in 2023 from $5.8 million in 2022. Wealth income decreased $199,000 to $5.8 million in 2022 from $6.0 million in 2021.

Premier sold First Insurance to Risk Strategies Corporation in the second quarter of 2023 and recognized a gain on the sale of $36.3 million.

Other noninterest income decreased to $544,000 in 2023 compared to $984,000 in 2022 as a result of six months income from First Insurance in 2023 compared to a full year of income in 2022. Other noninterest income decreased to $984,000 in 2022 compared to $2.1 million in 2021 primarily due to a $1.3 million non-recurring settlement payment in 2021

Noninterest Expense – Total noninterest expense for 2023 was $163.2 million compared to $164.5 million for the year ended December 31, 2022, and $157.3 million for the year ended December 31, 2021.

Compensation and benefits decreased $4.8 million, or 4.9%, to $92.6 million in 2023 from $97.4 million in 2022. The decrease from 2022 is primarily due to the sale of First Insurance and cost savings initiatives that began in the second quarter of 2023 partially offset by costs related to higher staffing levels from our 2022 growth initiatives and higher base compensation, including 2022 mid-year adjustments and 2023 annual adjustments. Premier recognized $3.7 million in transaction costs related to the sale of First Insurance in the second quarter of 2023. Data processing costs were $16.2 million in 2023, compared to $13.8 million in 2022 with the increase primarily due to year-over-year growth. FDIC insurance premiums increased $2.2 million to $5.8 million in 2023 compared to $3.6 million in 2022 primarily due to a two basis point increase in the base deposit insurance assessment in 2023.

Compensation and benefits increased $6.8 million, or 7.5%, to $97.4 million in 2022 up from $90.6 million in 2021. The increase is mainly related to higher staffing levels for growth initiatives and higher base compensation including mid-year adjustments. Occupancy expense decreased $1.5 million to $14.0 million in 2022, compared to $15.5 million in 2021 and other noninterest expenses increased $1.6 million to $26.1 million in 2022 from $24.4 million in 2021.

Income Taxes – Income taxes totaled $28.2 million in 2023 compared to $24.1 million in 2022 and $30.4 million in 2021. The effective tax rates for those years were 20.2%, 19.1%, and 19.4%, respectively. The tax rate is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on bank owned life insurance and tax-exempt securities that are not subject to federal income tax. See Note 17 – Income Taxes to the Consolidated Financial Statements for further details.

Concentrations of Credit Risk

Financial institutions such as Premier generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. As of December 31, 2023. Premier’s loan portfolio was concentrated geographically in its northeast, northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has also identified lending for multifamily properties within commercial real estate as an industry. Total loans from multifamily property totaled $642.7 million at December 31, 2023, which represents 9.2% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.0% at December 31, 2023. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash (used in) generated from operating activities was $77.3 million, $180.1 million and $165.2 million in 2023, 2022 and 2021, respectively. These fluctuations are mainly due to changes in the volume of loans sold from year to year and the sale of First Insurance in 2023. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for credit losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of Premier is lending and the purchase of available-for-sale securities, which are funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. The net cash used for investing activities was $124.7 million, $1.2 billion and $332.8 million in 2023, 2022 and 2021, respectively. These fluctuations are mainly due to the change in volume of loans from one year to the next.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and borrowings from other banks. The net cash provided by financing activities was $33.9 million, $993.4 million and $169.9 million in 2023, 2022 and 2021, respectively. These fluctuations are mainly a result of changes in deposit balances and borrowings from FHLB year over year. For additional information about cash flows from Premier’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows and related Notes included in the Consolidated Financial Statements.

At December 31, 2023, Premier had the following commitments to fund deposits, borrowing obligations, leases and post-retirement benefits:

	Maturity Dates by Period at December 31, 2023
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Certificates of deposit	$1,695,622	$1,579,737	$99,539	$16,212	134
Brokered deposits	341,944	341,944	—	—	—
Subordinated debentures	85,229	—	—	—	85,229
FHLB advances	280,000	280,000	—	—	—
Lease obligations	18,547	2,633	3,036	2,314	10,564
Post-retirement benefits	1,750	193	411	378	768
Total contractual obligations	$2,423,092	$2,204,507	$102,986	$18,904	$96,695

To meet its obligations, management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2023, Premier had additional borrowing capacity of $1.3 billion under its agreements with the FHLB.

The Bank is subject to various capital requirements. At December 31, 2023, the Bank had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about Premier and the Bank’s capital requirements, see Note 16 – Regulatory Matters to the Consolidated Financial Statements.

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

Goodwill and Intangibles - At December 31, 2023, Premier had goodwill of $295.6 million. The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. Due to the ongoing impacts from the closure of large, well-known regional banks in early 2023 that led to a significant decline in bank stock prices, the Company conducted a quantitative interim goodwill impairment assessment at September 30, 2023. The impairment assessment compares the fair value of identified reporting units with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's interim assessment estimated fair value on an income approach that incorporated a discounted cash flow model that involves management assumptions and consideration of future economic forecasts available. This impairment test used methodologies and key assumptions such as Management's internal revenue and expense forecasts, growth rate estimates, discount rates, and economic forecasts, all of which may be subjective and can impact results. Results of the interim assessment indicated no goodwill impairment as of September 30, 2023. The Company will continue to monitor its goodwill for possible impairment. The Company also performs sensitivity analyses around assumptions as well as relevant events or circumstances in order to assess the reasonableness of assumptions, and the resulting estimated fair value. While the Company’s sensitivity analyses did not indicate risk of impairment as of September 30, 2023, future potential changes in assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, asset growth, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

Premier has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. Premier determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2023 and 2022.

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

The table below presents, for the twelve months subsequent to December 31, 2023, and December 31, 2022, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of December 31, 2023, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2023, decreased in the rising rate environment and increased in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2022. The change in modeling results from the prior period shown is largely due to increased re-pricing expectations on deposits which increased liability sensitivity for the period.

	Impact on Future Annual Net Interest Income
	December 31, 2023	December 31, 2022
Immediate Change in Interest Rates
+400	(9.9)%	(0.22)%
+300	(7.3)%	0.07%
+200	(4.7)%	0.12%
+100	(2.3)%	0.10%
-100	2.5%	1.44%
-200	5.0%	2.12%
-300	7.3%	0.66%
-400	9.2%	(1.63)%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may increase from the base case scenario should the yield curve change by different increments on different points on the curve. The results of all the simulation scenarios are within the Board mandated guidelines as of December 31, 2023. Management reviews the Board policy limits in all scenarios to determine if they are adequate and if any changes should be made to Board mandated guidelines.

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

	December 31, 2023	December 31, 2022
Change in Rates	% Change EVE	% Change EVE

+ 400 bp	(30.7)%	(5.39)%
+ 300 bp	(23.4)%	(3.39)%
+ 200 bp	(15.7)%	(2.32)%
+ 100 bp	(7.7)%	(1.25)%
0 bp	—	—
- 100 bp	7.1%	0.39%
- 200 bp	12.4%	0.49%
- 300 bp	16.3%	(1.46)%
- 400 bp	12.9%	(5.98)%

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

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in this Item 8.

/s/ Gary M. Small	/s/ Paul Nungester
Gary M. Small	Paul Nungester
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders’ and the Board of Directors of Premier Financial Corp.

Defiance, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Premier Financial Corp. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans Receivable (“ACL”) – Qualitative Factors

As described in Notes 2 and 6 to the financial statements, the Company recognizes expected losses expected to be incurred over the contractual lives of financial assets carried at amortized cost, including loans receivable, using the Current Expected Credit Losses methodology. The ACL was $76,512,000 at December 31, 2023, and consists of two components: a specific reserve based on the analysis of individually evaluated loans, and a general reserve which represents current expected credit losses on loans sharing common risk characteristics (“general reserve”). The general reserve includes amounts from both a quantitative and a qualitative analysis. The Company has segregated the portfolio into segments with similar risk characteristics and generally uses two methodologies, discounted cash flow and probability of default/loss given default, to determine the quantitative factors.

Determination of the qualitative factors, which are added to the quantitative factors to adjust the general reserve for the current environment, incorporates subjective factors, including economic, environmental, and other risk factors. The incorporation of qualitative factors added $44,100,000 to the ACL as of December 31, 2023. We have identified auditing the qualitative factors as a critical audit matter as management’s determination of the qualitative factors is subjective and involves significant management judgments; and our audit procedures related to certain of the qualitative factors involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls that ensured the qualitative factors had a reasonable basis, including controls addressing:
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

Goodwill Impairment Assessment as of September 30, 2023

As described in Notes 2 and 9 to the financial statements, the Company's goodwill balance totaled $295,602,000 as of December 31, 2023, which is allocated to the Company’s single reporting unit. The Company performs a goodwill impairment test annually as of November 30, or in between annual tests if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Due to the sustained decline in the Company’s stock price, management performed a quantitative assessment of goodwill for impairment as of September 30, 2023, concluding goodwill was not impaired. The impairment assessment compared the fair value of the Company’s single reporting unit with its carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's assessment estimated fair value using an income approach that incorporated a discounted cash flow model that involves management assumptions based upon future projections.

We identified the auditing of the impairment assessment of goodwill as of September 30, 2023 as a critical audit matter due to the high degree of auditor judgment and subjectivity needed to evaluate the fair value of the reporting unit due to the judgments made by management in the estimation of the Company’s reporting unit fair value. In addition, the audit procedures involved the use of specialists to assist with the evaluation.

The primary procedures performed to address this critical audit matter included:

•
Testing the design and operative effectiveness of management's review control over the appropriateness of the valuation method, the completeness and accuracy of internal data, relevance and reliability of external data, and reasonableness of estimates and assumptions in the valuation.
•
Evaluating the appropriateness of the valuation method used to determine the fair value of the reporting unit.
•
Testing the mathematical accuracy of the fair value computation including testing of the completeness and accuracy of the data used in the analysis to develop the estimate.
•
Evaluating the reasonableness of the prospective financial information.
•
Utilization of specialists to assist with the evaluation of the appropriateness of the valuation method, management assumptions, and overall reasonableness of the fair value of the reporting unit.

/s/Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2005.

Cleveland, Ohio

February 28, 2024

PREMIER FINANCIAL CORP.

Consolidated Statements of Financial Condition

(Dollars in Thousands, except per share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$81,973	$88,257
Interest-bearing deposits	32,783	39,903
	114,756	128,160
Securities available-for-sale, carried at fair value	946,708	1,040,081
Equity securities, carried at fair value	5,773	7,832
	952,481	1,047,913
Loans held for sale, at fair value at December 31, 2023	145,641	115,251
Loans receivable, net of allowance for credit losses of $76,512 and $72,816 at December 31, 2023 and 2022, respectively	6,662,875	6,387,804
Mortgage servicing rights	18,696	21,171
Accrued interest receivable	33,446	28,709
Federal Home Loan Bank (FHLB) stock	21,760	29,185
Bank owned life insurance	181,544	170,713
Premises and equipment	56,878	55,541
Real estate and other assets held for sale (OREO)	243	619
Goodwill	295,602	317,988
Core deposit and other intangibles	12,186	19,074
Other assets	129,841	133,214
Total assets	$8,625,949	$8,455,342
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,591,979	$1,869,509
Interest-bearing	5,209,123	4,893,502
Brokered deposits	341,944	143,708
Total	7,143,046	6,906,719
Advances from the Federal Home Loan Bank	280,000	428,000
Subordinated debentures	85,229	85,103
Advance payments by borrowers	23,277	34,188
Reserve for credit losses - unfunded commitments	4,307	6,816
Other liabilities	114,463	106,795
Total liabilities	7,650,322	7,567,621
Commitments and Contingent Liabilities (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,729,593 and 35,591,277 shares outstanding, respectively	306	306
Additional paid-in capital	690,585	691,453
Accumulated other comprehensive loss, net of tax of $(40,862) and $(46,323), respectively	(153,719)	(173,460)
Retained earnings	569,937	502,909
Treasury stock, at cost, 7,567,667 and 7,705,983 shares, respectively	(131,482)	(133,487)
Total stockholders’ equity	975,627	887,721
Total liabilities and stockholders’ equity	$8,625,949	$8,455,342

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Interest Income
Loans	$332,208	$249,561	$223,787
Investment securities:
Tax-exempt	2,383	3,406	3,898
Taxable	25,831	22,689	15,471
Interest-bearing deposits	2,478	831	198
FHLB stock dividends	2,610	1,225	233
Total interest income	365,510	277,712	243,587
Interest Expense
Deposits	122,407	24,909	13,482
Federal Home Loan Bank advances and other	21,479	6,550	23
Subordinated debentures	4,531	3,327	2,713
Notes payable	—	5	—
Total interest expense	148,417	34,791	16,218
Net interest income	217,093	242,921	227,369
Credit loss (benefit) expense - loans and leases	7,742	12,503	(6,733)
Credit loss (benefit) expense - unfunded commitments	(2,508)	1,784	(319)
Net interest income after provision for credit losses	211,859	228,634	234,421
Non-interest Income
Service fees and other charges	27,325	25,853	24,168
Mortgage banking income	6,743	9,871	21,925
Insurance commissions	8,856	16,228	15,780
Gain on sale of non-mortgage loans	165	—	—
Gain on sale of securities available for sale	37	1	2,218
(Loss) Gain on equity securities	(453)	(551)	1,954
Gain on sale of insurance agency	36,296	—	—
Wealth management income	6,322	5,828	6,027
Income from Bank Owned Life Insurance	5,014	3,946	5,121
Other non-interest income	544	984	2,133
Total non-interest income	90,849	62,160	79,326
Non-interest Expense
Compensation and benefits	92,609	97,396	90,646
Occupancy	13,358	14,039	15,501
FDIC insurance premium	5,803	3,647	2,896
Financial institutions tax	3,563	4,110	4,079
Data processing	16,191	13,780	13,550
Transaction costs	3,652	—	—
Amortization of intangibles	4,604	5,450	6,208
Other non-interest expense	23,451	26,089	24,444
Total non-interest expense	163,231	164,511	157,324
Income before income taxes	139,477	126,283	156,423
Federal income taxes	28,182	24,096	30,372
Net Income	$111,295	$102,187	$126,051
Earnings per common share (Note 3)
Basic	$3.11	$2.86	$3.39
Diluted	$3.11	$2.85	$3.39

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$111,295	$102,187	$126,051
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	19,281	(174,953)	(21,967)
Reclassification adjustment for (gains) losses realized in income	(37)	1	(2,218)
Net unrealized gains (losses)	19,244	(174,952)	(24,185)
Income tax effect	(4,041)	36,739	5,079
Net of tax amount	15,203	(138,213)	(19,106)
Change in cash flow hedge derivatives:
Unrealized holding gains (losses) on balance sheet swap	(3,626)	(40,494)	3,025
Reclassification adjustment for cash flow hedge derivative (gains) losses included in income	9,381	(392)	(2,172)
Net unrealized gains (losses)	5,755	(40,886)	853
Income tax effect	(1,208)	8,586	(179)
Net of tax amount	4,547	(32,300)	674
Change in unrealized gain/(loss) on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	11	599	13
Net amortization and deferral	(23)	10	(13)
Net gain (loss) activity during the period	(12)	609	—
Income tax effect	3	(128)	—
Net of tax amount	(9)	481	—
Total other comprehensive income (loss)	19,741	(170,032)	(18,432)
Comprehensive income (loss)	$131,036	$(67,845)	$107,619

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholder’s Equity
Balance at December 31, 2020	$—	37,291,480	$306	$689,390	$15,004	$356,414	$(78,838)	$982,276
Net income						126,051		126,051
Other comprehensive loss					(18,432)			(18,432)
Deferred compensation plan		7,911		(30)			30	—
Stock based compensation expense				2,827				2,827
Vesting of incentive plans		31,597		(507)			507	—
Shares exercised under stock option plan, net		600					8	8
Restricted share issuance		43,460		(568)			568	—
Restricted share forfeitures		(24,299)		20			(723)	(703)
Shares repurchased		(967,136)					(29,583)	(29,583)
Common stock dividends paid ($1.05 per share)						(38,948)		(38,948)
Balance at December 31, 2021	$—	36,383,613	$306	$691,132	$(3,428)	$443,517	$(108,031)	$1,023,496
Net income						102,187		102,187
Other comprehensive loss					(170,032)			(170,032)
Deferred compensation plan		9,933		(57)			57	—
Stock based compensation expenses				2,016				2,016
Vesting of incentive plans		11,207		(413)			413	—
Shares issued under stock option plan		3,000					53	53
Restricted share issuance		81,412		(1,418)			1,418	—
Restricted share forfeitures		(13,746)		193			(527)	(334)
Shares repurchased		(884,142)					(26,870)	(26,870)
Common stock dividend payment ($1.20 per share)						(42,795)		(42,795)
Balance at December 31, 2022	$—	35,591,277	$306	$691,453	$(173,460)	$502,909	$(133,487)	$887,721
Net income						111,295		111,295
Other comprehensive income					19,741			19,741
Deferred compensation plan		9,196		36			(36)	—
Stock based compensation expenses		4,114		1,508			71	1,579
Vesting of incentive plans		66,780		(1,159)			1,159
Shares issued under stock option plan		1,865		(18)			33	15
Restricted share issuance		92,427		(1,309)			1,605	296
Restricted share forfeitures		(35,675)		74			(816)	(742)
Shares repurchased		(391)					(11)	(11)
Common stock dividend payment ($1.24 per share)						(44,267)		(44,267)
Balance at December 31, 2023	$—	35,729,593	$306	$690,585	$(153,719)	$569,937	$(131,482)	$975,627

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$111,295	$102,187	$126,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,234	14,287	(7,052)
Depreciation	5,334	5,631	6,306
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	5,677	8,497	(284)
Amortization of mortgage servicing rights, net of impairment charges/recoveries	5,113	3,380	2,086
Amortization of intangibles	4,604	5,450	6,208
Mortgage banking gain, net	(4,429)	(5,787)	(16,437)
Gain on sale of insurance agency, net	(32,644)	—	—
Loss (Gain) on sale / write-down of real estate and other assets held for sale	138	(58)	(6)
Gain on sale of available for sale securities	(37)	(1)	(2,218)
Loss (Gain) on equity securities	453	551	(1,954)
Change in deferred taxes	(2,934)	(1,306)	5,393
Proceeds from sale of loans held for sale	255,809	426,398	867,522
Origination of loans held for sale	(284,408)	(377,928)	(800,887)
Stock based compensation expense	1,875	2,016	2,827
Restricted stock forfeits for taxes and option exercises	(742)	(334)	(703)
Income from bank owned life insurance	(4,139)	(3,946)	(5,121)
Changes in:
Accrued interest receivable and other assets	(5,329)	(8,072)	(5,755)
Other liabilities	16,465	9,131	(10,813)
Net cash provided by operating activities	77,335	180,096	165,163
Investing Activities
Proceeds from maturities, calls and paydowns of available-for-sale securities	92,683	97,445	149,197
Proceeds from sale of available-for-sale securities	25,300	9,641	158,012
Proceeds from sale of equity securities	1,606	8,714	—
Proceeds from sale of OREO	1,477	638	488
Purchases of available-for-sale securities	(10,093)	(122,456)	(806,083)
Purchases of equity securities	—	(3,000)	(11,053)
Purchases of office properties and equipment	(7,113)	(5,570)	(3,023)
Investment in bank owned life insurance	(6,692)	—	(18,307)
Proceeds from bank owned life insurance death benefit	—	—	1,445
Net change in Federal Home Loan Bank stock	7,425	(17,600)	4,441
Net cash received in disposition (paid in acquisition)	47,354	(435)	—
Net (increase) decrease in loans receivable	(276,597)	(1,174,347)	192,069
Net cash used in investing activities	(124,650)	(1,206,970)	(332,814)
Financing Activities
Net increase in deposits and advance payments by borrowers	226,174	635,080	238,474
Net change in Federal Home Loan Bank advances	(148,000)	428,000	—
Cash dividends paid on common stock	(44,267)	(42,795)	(38,948)
Net cash paid for repurchase of common stock	(11)	(26,870)	(29,583)
Proceeds from exercise of stock options	15	53	8
Net cash provided by financing activities	33,911	993,468	169,951
(Decrease) Increase in cash and cash equivalents	(13,404)	(33,406)	2,300
Cash and cash equivalents at beginning of period	128,160	161,566	159,266
Cash and cash equivalents at end of period	$114,756	$128,160	$161,566
Supplemental cash flow information:
Interest paid	$135,924	$32,730	$16,357
Income taxes paid	27,823	17,540	27,055
Transfers from loans to other real estate owned and other assets held for sale	—	—	220
Initial recognition of right-of-use asset	804	680	500
Initial recognition of lease liability	804	680	500

See accompanying notes.

Notes to the Consolidated Financial Statements

1.
Basis of Presentation

Premier Financial Corp. (“Premier” or the “Company”) is a financial holding company for its wholly-owned subsidiaries, Premier Bank (the "Bank"), PFC Risk Management Inc. (“PFC Risk Management”), PFC Capital, LLC (“PFC Capital”) and First Insurance Group of the Midwest, Inc. (“First Insurance”). All significant intercompany transactions and balances are eliminated in consolidation. Premier’s stock is traded on the NASDAQ Global Select Market under the ticker PFC.

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

First Insurance was an insurance agency that conducted business throughout Premier’s markets. First Insurance offered property and casualty insurance, life insurance and group health insurance. On June 30, 2023, the Company completed the sale of substantially all of the assets (including $24.7 million of goodwill and intangibles) of First Insurance to Risk Strategies Corporation (“Buyer”). Consideration included a combination of cash and a subordinated note resulting in net cash received of $47.4 million after certain transaction costs at closing, the assumption of certain leases, and contingent consideration subject to certain performance criteria by the Buyer to be determined after the year ended December 31, 2026. The Company recorded a pre-tax gain on sale of $36.3 million, transaction costs of $3.7 million and taxes of $8.5 million for a $24.1 million increase to equity in 2023.

PFC Risk Management was a wholly-owned insurance company subsidiary of the Company that was formed to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance was not available or economically feasible in the insurance marketplace. PFC Risk Management pooled resources with several other similar insurance company subsidiaries of financial institutions to help minimize the risk allocable to each participating insurer. Due to pending changes in tax law, PFC Risk Management was dissolved and liquidated in December 2023.

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

FHLB Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2023 and 2022, the Company held $21.8 million and $29.2 million, respectively, at the FHLB of Cincinnati.

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

Allowance for credit losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, adjustments, and deferred loan fees and costs. Accrued interest receivable was reported in other assets and is excluded from the estimate of credit losses.

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

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis and included in the collective evaluation. A loan is individually analyzed when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. The Company analyzes all substandard, doubtful and loss graded loans quarterly and make judgments about the risk of loss based on the cash flow of the borrower, the value of the collateral and the financial strength of the guarantors. When a loan is considered individually analyzed, an analysis of the net present value of estimated cash flows is performed and an allowance may be established based on the outcome of that analysis, or if the loan is deemed to be collateral dependent an allowance is established based on the fair value of collateral. If a loan is individually analyzed, a portion of the allowance is allocated so that the loan is reported net of the allowance allocation which is determined based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated, and accordingly, they are not separately identified for disclosure.

The Company estimates expected credit losses for off-balance sheet credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Adjustments to the allowance for off-balance sheet credit losses run through expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $7.4 million, $7.5 million and $7.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Late fees and ancillary fees related to loan servicing are not material. See Note 7.

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

Goodwill and Other Intangibles

Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on Premier’s balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions, as well as, wealth management and insurance agency acquisitions. They are initially recorded at fair value and then amortized on an accelerated basis over their estimated lives, which range from five years for non-compete agreements to 10 years for core deposit and customer relationship intangibles. See Note 9.

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

The Company also enters into cash flow hedge derivative instruments to hedge the risk of variability in cash flows (future interest payments) attributable to changes in contractually specified SOFR benchmark interest rate on the Company's floating rate loan pool. the Company uses an independent third party to perform a market valuation analysis for the derivatives.

The Company may also periodically enter into derivatives contracts to hedge the risk of variability from changes in interest rates on the cash flows from and/or the fair value of certain Company assets and/or liabilities. The change in fair value of hedges designated as cash flow hedges are recorded to other comprehensive income while any changes in the fair value of hedges designated as fair value hedges are generally offset by the changes in valuation of the corresponding hedged item(s). The Company uses independent third parties to perform market valuation analysis, effectiveness testing, etc. for these derivatives.

Operating Segments

Management considers the following factors in determining the need to disclose separate operating segments: (1) the nature of products and services, which are all financial in nature; (2) the type and class of customer for the products and services; in Premier’s case retail customers for retail bank and insurance products and commercial customers for commercial loan, deposit, life, health and property and casualty insurance needs; (3) the methods used to distribute products or provide services; such services are delivered through banking offices through bank customer contact representatives. Retail and commercial customers are frequently targets for banking; (4) the nature of the regulatory environment; the banking entity is subject to regulatory bodies and a number of specific regulations. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

An effective tax rate of 21% is used to determine after-tax components of other comprehensive income (loss) included in the statement of change in stockholders’ equity. See Note 17.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s statement of income as components of noninterest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposit accounts that are within the scope of ASC 606 were $13.3 million in 2023, $12.8 million in 2022 and $11.2 million in 2021. Income from services charges on deposit accounts is included in service fees and other charges in noninterest income.
•
Interchange income - this represents fees earned from debit and credit cardholder transactions. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees were $11.1 million in 2023, $10.8 million in 2022 and $10.9 million in 2021, which are reported net of network related charges. Interchange income is included in service fees and other charges in noninterest income.
•
Wealth management income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, and fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenues from wealth management were $6.3 million, $5.8 million and $6.0 million in 2023, 2022 and 2021, respectively, and are included in in total noninterest income.
•
Gain/loss on sales of other real estate owned (“OREO”) - the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO were (loss)gains of $(118,000), $66,000 and $3,000 in 2023, 2022 and 2021, respectively. Income from the gain or loss on sales of OREO is included in total noninterest income.
•
Insurance commissions - this represents new commissions that are recognized when the Company sells insurance policies to customers. The Company is also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which are recognized in subsequent periods. The initial commission is recognized when the insurance policy is sold to a customer. Renewal commission is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (e.g., when customer renews the policy). Contingent commission is also a variable consideration that is not recognized until the variability surrounding realization of revenue is resolved. Another source of variability is the ability of the policy holder to cancel the policy anytime and in such cases, the Company may be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy is not deemed significant and thus, does not impact the amount of revenue recognized. In the event the policyholder chooses to cancel the policy at any time, the revenue for amounts which qualify for claw-back are reversed in the period the cancellation occurs. Management views the income sources from insurance commissions in two categories: (i) new/renewal commissions and (ii) contingent commissions. Insurance commissions were only recognized in the first half of 2023 as a result of the sale of First Insurance in June 2023. Insurance commissions were $8.8 million for 2023, of which $8.0 million were new/renewal commissions and $867,000 were contingent commissions. In 2022, insurance commissions were $16.2 million, of which $15.0 million were new/renewal commissions and $1.2 million were contingent commissions. In 2021, insurance commissions were $15.8 million, of which $14.7 million were new/renewal commission and $1.1 million were contingent commissions.

Leases

Leases are classified as operating or finance leases at the commencement date. The Company leases certain locations and equipment. Premier records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms as a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentive and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon the incremental borrowing rate the Company could obtain on the commencement or renewal date. The Company has elected to account for lease and related non-lease components as a single lease component. The Company also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are twelve months or less. See additional disclosures in Note 8.

Accounting Standards Updates

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848): On March 12, 2020, the FASB issued Accounting Standards Update (ASU) 2020-4, "Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASC 848 contained optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that referenced LIBOR or another reference rates expected to be discontinued. The Company formed a cross-functional project team to lead the transition from LIBOR to adoption of alternative reference rates which included Secured Overnight Financing Rate (“SOFR”). The Company identified outstanding loans with LIBOR-based rates and obtained updated reference rate language either at the time of renewal or through separate amendment, or otherwise established that an alternate reference rate would apply after June 30, 2023. Additionally, management utilized the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during the transitional period. The Company adhered to the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol that was released on October 23, 2020. The Company discontinued the use of new LIBOR-based loans by December 31, 2021, according to regulatory guidelines. On December 21, 2022, the FASB issued ASU 2022-06, "Reference Rare Reform (Topic 848): Deferral of the Sunset of Date of Topic 848," which extended the sunset date of ASC Topic 848, "Reference Rate Reform," to December 31, 2024.

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

ASU No. 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative: On October 9, 2023, the FASB issued ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which incorporates 14 of the 27 disclosures referred by the SEC in Release No. 33-10532, “Disclosure Update and Simplification,” that was issued Aug. 17, 2018. The changes modify the disclosure or presentation requirements of a variety of topics including statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives and hedging, and secured borrowing and collateral. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment is the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. If the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the codification and not become effective for any entity. This Update is not expected to have a material effect on the Company’s consolidated financial statements.

ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures: On November 27, 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosure,” which requires public entities to disclose significant expense categories and amounts for each reportable segment, an amount for and description of the composition of “other segment items,” the title and position of the entity’s CODM and explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and – on an interim basis – certain segment-related disclosures that previously were required only on an annual basis. This Update clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The amendments are effective for fiscal years beginning after Dec. 15, 2023, and interim periods within fiscal years beginning after Dec. 15, 2024, with early adoption permitted. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. This Update is not expected to have a material effect on the Company’s consolidated financial statements.

ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures: On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to address requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. The Update is intended to improve the transparency of tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction, in addition to certain other amendments intended to improve the effectiveness of income tax disclosures. For public business entities, the Update is effective for annual periods beginning after December 15, 2024. For other entities, the Update is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This Update is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

	2023	2022	2021
	(In Thousands, Except Per Share Amounts)
Basic Earnings Per Share:
Net income available to common shareholders	$111,295	$102,187	$126,051
Less: Income allocated to participating securities	178	103	123
Net income allocated to common shareholders	$111,117	$102,084	$125,928
Weighted average common shares outstanding Including participating securities	35,750	35,715	37,145
Less: Participating securities	57	36	36
Average common shares	35,693	35,679	37,109
Basic earnings per common share	$3.11	$2.86	$3.39
Diluted Earnings Per Share:
Net income allocated to common shareholders	$111,117	$102,084	$125,928
Weighted average common shares outstanding for basic earnings per common share	35,693	35,679	37,109
Add: Dilutive effects of stock options and restricted stock units	88	130	91
Average shares and dilutive potential common shares	35,781	35,809	37,200
Diluted earnings per common share	$3.11	$2.85	$3.39

Shares subject to issue upon exercise of options and vesting requirements of restricted stock units of 110,233 in 2023, 37,910 in 2022 and 34,065 in 2021 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

4.
Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities at December 31, 2023 and 2022, and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2023
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$120,398	$—	$(18,800)	$101,598
Mortgage-backed securities	185,675	—	(29,167)	156,508
Collateralized mortgage obligations	285,194	9	(49,436)	235,767
Asset-backed securities	142,215	270	(5,505)	136,980
Corporate bonds	71,092	—	(8,672)	62,420
Obligations of states and political subdivisions	247,204	15	(42,961)	204,258
US Treasuries	55,732	—	(6,555)	49,177
Total Available-for-sale securities	$1,107,510	$294	$(161,096)	$946,708

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2022
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$117,150	$—	$(21,241)	$95,909
Mortgage-backed securities	200,548	—	(32,959)	167,589
Collateralized mortgage obligations	299,731	—	(49,926)	249,805
Asset-backed securities	200,312	517	(8,325)	192,504
Corporate bonds	71,543	—	(7,061)	64,482
Obligations of states and political subdivisions	274,856	92	(53,354)	221,594
US Treasuries	55,987	—	(7,789)	48,198
Total Available-for-sale securities	$1,220,127	$609	$(180,655)	$1,040,081

The amortized cost and fair value of the investment securities portfolio at December 31, 2023, is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale securities:
Due in one year or less	$305	$305
Due after one year through five years	79,887	73,574
Due after five years through ten years	199,596	172,071
Due after ten years	214,638	171,503
MBS/CMO/ABS	613,084	529,255
Total	$1,107,510	$946,708

Securities pledged at year-end 2023 and 2022 had a carrying amount of $638.2 million and $759.8 million, respectively, and were pledged against unrealized losses on balance sheet and mortgage hedges, and to secure public deposits and Federal Reserve Bank Discount Window capacity.

The following table summarizes Premier’s securities that were in an unrealized loss position at December 31, 2023, and December 31, 2022:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2023
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,986	$(9)	$97,612	$(18,791)	$101,598	$(18,800)
Mortgage-backed securities	—	—	156,508	(29,167)	156,508	(29,167)
Collateralized mortgage obligations	—	—	229,659	(49,436)	229,659	(49,436)
Asset-backed securities	—	—	113,444	(5,505)	113,444	(5,505)
Corporate Bonds	—	—	62,420	(8,672)	62,420	(8,672)
Obligations of states and political subdivisions	10,595	(111)	188,896	(42,850)	199,491	(42,961)
US Treasuries	—	—	49,177	(6,555)	49,177	(6,555)
Total temporarily impaired securities	$14,581	$(120)	$897,716	$(160,976)	$912,297	$(161,096)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2022
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$64,394	$(11,158)	$31,513	$(10,083)	$95,907	$(21,241)
Mortgage-backed securities	40,908	(4,184)	126,681	(28,775)	167,589	(32,959)
Collateralized mortgage obligations	60,676	(11,985)	159,129	(37,941)	219,805	(49,926)
Asset-backed securities	45,534	(1,499)	113,580	(6,826)	159,114	(8,325)
Corporate Bonds	49,114	(4,960)	15,368	(2,101)	64,482	(7,061)
Obligations of states and political subdivisions	106,610	(13,378)	98,063	(39,976)	204,673	(53,354)
US Treasuries	19,891	(3,448)	28,309	(4,341)	48,200	(7,789)
Total temporarily impaired securities	$387,127	$(50,612)	$572,643	$(130,043)	$959,770	$(180,655)

Quarterly, the Company evaluates if any security has a fair value less than its amortized cost. The Company did not recognize unrealized losses in income because it has the ability and the intent to hold and does not expect to be required to sell these securities until the recovery of their cost basis. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, the Company performs further analysis as outlined below:

•
Review the extent to which the fair value is less than the amortized cost and observe the security’s lowest credit rating as reported by third-party credit ratings companies.

•
Any security that has a loss rate greater than 3% and a credit rating below investment grade or not rated by a third-party credit ratings company would be subjected to additional analysis that may include, but is not limited to: changes in market interest rates, changes in securities credit ratings, security type, service area economic factors, financial performance of the issuer/or obligor of the underlying issue and third-party guarantee.
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of December 31, 2023, management had determined that no credit loss exists.

In 2023 and 2022, management determined there was no OTTI. Net realized gains from the sales of investment securities totaled $37,000 ($29,230 after tax), $1,000 ($790 after tax) and $2.2 million ($1.8 million after tax) in 2023, 2022 and 2021, respectively.

The proceeds from sales of securities and the associated gains and losses for the years ended December 31 are listed below:

	2023	2022	2021
	(In Thousands)
Proceeds	$25,300	$9,641	$158,012
Gross realized gains	322	1,375	2,987
Gross realized losses	(121)	(48)	(769)

At December 31, 2023, the Company also owned $5.8 million of equity securities. During 2023, the Company recognized a net loss of $453,000 for equity securities. At December 31, 2022, the Company owned $7.8 million of equity securities, and it recognized a net loss of $551,000 associated with the mark to market requirement for equity securities during 2022.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2023		2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$133,455	$274,077	$430,890	$526,643
Unused lines of credit	46,017	978,821	56,501	988,374
Standby letters of credit	—	17,500	—	18,632
Total	$179,472	$1,270,398	$487,391	$1,533,649

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2023, had interest rates ranging from 0.00% to 20.35% and maturities ranging from less than one year to 34 years.
6.
Loans

Loans receivable consist of the following:

	December 31, 2023	December 31, 2022
	(In Thousands)
Real Estate:
Residential	$1,810,265	$1,535,574
Commercial	2,839,905	2,762,311
Construction	838,823	1,278,255
	5,488,993	5,576,140
Other Loans:
Commercial	1,056,803	1,055,180
Home equity and improvement	267,960	277,613
Consumer Finance	193,830	213,405
	1,518,593	1,546,198
Total loans	7,007,586	7,122,338
Deduct:
Undisbursed loan funds	(281,466)	(672,775)
Net deferred loan origination fees and costs	13,267	11,057
Allowance for credit loss	(76,512)	(72,816)
Totals	$6,662,875	$6,387,804

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	6,407	—	—	—	6,407
Construction	—	—	—	—	—

Other Loans:
Commercial	1,297	8,781	2,309	705	13,092
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$7,704	$8,781	$2,309	$705	$19,499

	December 31, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Total
Real Estate:
Residential	$51	$—	$—	$51
Commercial	10,708	—	2,716	13,424
Construction	—	—	—	—

Other Loans:
Commercial	2,161	523	3,858	6,542
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	$12,920	$523	$6,574	$20,017

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually analyzed loans. All loans 90 days and greater past due are placed on non-accrual status. The following table presents the current balance of the non-performing loans as of the dates indicated:

As of December 31, 2023	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
Residential real estate	$572	$12,456	$—
Commercial real estate	196	5,775	—
Construction	—	—	—
Commercial	150	8,499	—
Home equity and improvement	—	1,417	—
Consumer finance	—	3,433	—
PCD	—	2,993
Total	$918	$34,573	$—

As of December 31, 2022	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
Residential real estate	$419	$7,305	$—
Commercial real estate	7,844	5,552	—
Construction	—	—	—
Commercial	4,551	311	—
Home equity and improvement	—	1,637	—
Consumer finance	—	2,401	—
PCD	654	3,148	—
Total	$13,468	$20,354	$—

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2023, by class of loans (in thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Real Estate:
Residential	$1,786,537	$152	$8,302	$11,216	$19,670	$13,028
Commercial	2,841,209	163	312	1,275	1,750	5,971
Construction	557,249	—	108	—	108	—

Other Loans:
Commercial	1,051,034	191	2,446	1,132	3,769	8,649
Home equity and improvement	262,404	2,084	635	958	3,677	1,417
Consumer finance	187,624	3,699	1,681	3,003	8,383	3,433
PCD	11,922	211	1,271	2,569	4,051	2,993

Total Loans	$6,697,979	$6,500	$14,755	$20,153	$41,408	$35,491

The Company recognized $1.4 million of interest income on nonaccrual loans during the year ended December 31, 2023.

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

Of the loans modified as of December 31, 2023, $4.3 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the year ended December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

	Loans Modifications Made to Borrowers Experiencing Financial Difficulty December 31, 2023 (Dollars in Thousands)
	Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Real Estate:
Residential	$109	0.01%
Commercial	8,791	0.31%
Construction	—	—

Other Loans:
Commercial	4,140	0.39%
Home equity and improvement	—	—
Consumer finance	—	—

Total	$13,040

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Real Estate:
Residential	-Term extended from 7 year balloon to 30 years
Commercial	-Added 12 months to the life of the loan, which reduced monthly payment amounts for the borrower. -Term extension 10 yr term/ 20 yr am to 12 month interest only

Other Loans:
Commercial	-Added 84 months to the life of the loan to term out 2 year balloon, which reduced monthly payment amounts for the borrower. -60 day extension

Rate Reduction
Loan Type	Financial Effect
Real Estate:
Commercial	-Interest rate reduction 11.08% to 5.00% -Interest rate reduction 10.65% to 5.00% -Interest rate reduction 7.14% to 4.50%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no modification loans that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Six of the modified loans are current and three loans pertaining to one commercial relationship are on nonaccrual as of December 31, 2023.

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

As of December 31, 2023, and based on the most recent analysis performed, the risk category and recorded investment in loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,791,663	$594	$13,950	$—	$13,950	$1,806,207
Commercial	2,765,898	50,784	26,277	—	26,277	2,842,959
Construction	549,867	7,490	—	—	—	557,357

Other Loans:
Commercial	975,233	57,634	21,936	—	21,936	1,054,803
Home equity and improvement	264,663	—	1,418	—	1,418	266,081
Consumer finance	192,774	—	3,233	—	3,233	196,007
PCD	12,899	197	2,877	—	2,877	15,973

Total Loans (1)	$6,552,997	$116,699	$69,691	$—	$69,691	$6,739,387

(1) Total loans are net of undisbursed loan funds and deferred fees and costs

As of December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,519,657	$935	$8,375	$—	$8,375	$1,528,967
Commercial	2,698,292	46,029	20,294	—	20,294	2,764,615
Construction	605,480	—	—	—	—	605,480

Other Loans:
Commercial	1,016,925	26,319	6,830	—	6,830	1,050,074
Home equity and improvement	273,613	—	1,591	—	1,591	275,204
Consumer finance	213,078	—	2,371	—	2,371	215,449
PCD	13,904	2,590	4,337	—	4,337	20,831

Total Loans (1)	$6,340,949	$75,873	$43,798	$—	$43,798	$6,460,620

(1) Total loans are net of undisbursed loan funds and deferred fees and cost

The tables below presents the amortized cost basis of loans by vintage, credit quality indicator and class of loans as of December 31, 2023 and 2022 (in thousands):

	Term of loans by origination
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023

Real Estate
Residential:
Current-period gross charge-offs	$—	$3	$218	$—	$6	$93	$—	$320
Risk Rating
Unclassified	$46,218	$625,993	$430,801	$305,077	$86,103	$296,317	$1,154	$1,791,663
Special Mention	—	—	—	170	33	391	—	594
Substandard	431	2,757	2,267	2,061	1,031	5,403	—	13,950
Doubtful	—	—	—	—	—	—	—	—
Total	$46,649	$628,750	$433,068	$307,308	$87,167	$302,111	$1,154	$1,806,207

Commercial:
Current-period gross charge-offs	$—	$—	$—	$274	$399	$1,632	$14	$2,319
Risk Rating
Unclassified	$187,446	$619,860	$516,527	$470,751	$305,114	$647,079	$19,121	$2,765,898
Special Mention	—	10,361	28,743	3,324	83	8,124	149	50,784
Substandard	—	732	3,489	232	1,751	20,043	30	26,277
Doubtful	—	—	—	—	—	—	—	—
Total	$187,446	$630,953	$548,759	$474,307	$306,948	$675,246	$19,300	$2,842,959

Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating
Unclassified	$51,807	$322,097	$125,035	$44,114	$6,814	$—	$—	$549,867
Special Mention	—	7,490	—	—	—	—	—	7,490
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$51,807	$329,587	$125,035	$44,114	$6,814	$—	$—	$557,357

Other Loans
Commercial:
Current-period gross charge-offs	$—	$57	$—	$1	$498	$65	$1,713	$2,334
Risk Rating
Unclassified	$121,527	$248,455	$148,220	$50,554	$28,427	$26,799	$351,251	$975,233
Special Mention	9,551	2,475	14,625	10,670	1,607	3,805	14,901	57,634
Substandard	—	929	11,205	767	991	1,170	6,874	21,936
Doubtful	—	—	—	—	—	—	—	—
Total	$131,078	$251,859	$174,050	$61,991	$31,025	$31,774	$373,026	$1,054,803

Home equity and Improvement:
Current-period gross charge-offs	$21	$—	$—	$—	$7	$9	$123	$160
Risk Rating
Unclassified	$19,554	$24,870	$18,061	$4,405	$2,935	$26,904	$167,934	$264,663
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	119	14	—	—	255	1,030	1,418
Doubtful	—	—	—	—	—	—	—	—
Total	$19,554	$24,989	$18,075	$4,405	$2,935	$27,159	$168,964	$266,081

Consumer Finance:
Current-period gross charge-offs	$19	$437	$260	$185	$95	$431	$51	$1,478
Risk Rating
Unclassified	$44,735	$98,287	$22,588	$11,067	$7,337	$1,706	$7,054	$192,774
Special Mention	—	—	—	—	—	—	—	—
Substandard	282	1,476	593	505	281	93	3	3,233
Doubtful	—	—	—	—	—	—	—	—
Total	$45,017	$99,763	$23,181	$11,572	$7,618	$1,799	$7,057	$196,007

PCD:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$122	$31	$153
Risk Rating
Unclassified	$—	$—	$—	$—	$114	$12,264	$521	$12,899
Special Mention	—	—	—	—	—	197	—	197
Substandard	—	—	—	—	—	2,562	315	2,877
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$114	$15,023	$836	$15,973

	Term of loans by origination
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
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

The DCF methodology was selected as the most appropriate for loan segments with longer average lives and regular payment structures. The DCF model has two key components, the loss driver analysis combined with a cash flow analysis. The contractual cash flow is adjusted for PD/LGD and prepayment speed to establish a reserve level. The prepayment studies are updated semi-annually by a third-party for each applicable pool.

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

According to the accounting standard an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables for all loan segments. Current policy dictates that a loan will be placed on nonaccrual status, with the current accrued interest receivable balance being written off, upon the loan being 90 days delinquent or when the loan is deemed to be collateral dependent and the collateral analysis shows discounted collateral coverage less than policy requirement based on a current assessment of the value of the collateral.

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At December 31, 2023, the Company had $1.3 billion in unfunded commitments and set aside $4.3 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

The following tables disclose the annual activity in the allowance for credit losses for the periods indicated by portfolio segment (in thousands):

Year ended December 31, 2023	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$16,711	$34,218	$4,025	$11,769	$4,044	$2,049	$72,816
Charge-Offs	(342)	(2,319)	—	(2,362)	(259)	(1,482)	(6,764)
Recoveries	87	877	—	1,409	121	224	2,718
Provision expense (recovery)	759	3,277	(866)	4,673	(1,203)	1,102	7,742
Ending Allowance	$17,215	$36,053	$3,159	$15,489	$2,703	$1,893	$76,512

Year ended December 31, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468
Charge-Offs	(1,052)	(443)	(16)	(5,705)	(344)	(971)	(8,531)
Recoveries	867	602	3	398	292	214	2,376
Provision expense (recovery)	4,867	1,660	1,034	3,666	(125)	1,401	12,503
Ending Allowance	$16,711	$34,218	$4,025	$11,769	$4,044	$2,049	$72,816

Year ended December 31, 2021	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,534	$43,417	$2,741	$11,665	$4,739	$1,983	$82,079
Charge-Offs	(110)	(3,776)	—	(6,960)	(63)	(476)	(11,385)
Recoveries	261	438	—	1,321	248	239	2,507
Provision expense (recovery)	(5,656)	(7,680)	263	7,384	(703)	(341)	(6,733)
Ending Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468

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

The outstanding balance and related allowance on these loans as of December 31, 2023 and December 31, 2022 is as follows (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(Dollars In Thousands)
Real Estate:
Residential	$9,882	$126	$11,546	$139
Commercial	2,040	50	1,544	34
Construction	—	—	—	—
	11,922	176	13,090	173
Other Loans:
Commercial	1,968	351	5,058	594
Home equity and improvement	1,879	54	2,409	80
Consumer finance	204	5	274	5
	4,051	410	7,741	679
Total	$15,973	$586	$20,831	$852

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31,
	2023	2022
	(Dollars In Thousands)
Beginning balance	$20,836	$18,426
New loans	1,262	39,434
Effect of changes in composition of related parties	—	—
Repayments	(14,893)	(37,024)
Ending Balance	$7,205	$20,836

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $7.9 million as of December 31, 2023 and $4.3 million as of December 31, 2022.
7.
Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Gain from sale of mortgage loans	$4,429	$5,787	$16,437
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	7,427	7,464	7,574
Amortization of mortgage servicing rights	(5,044)	(5,399)	(7,893)
Mortgage servicing rights valuation adjustments	(69)	2,019	5,807
	2,314	4,084	5,488
Net mortgage banking income	$6,743	$9,871	$21,925

Activity for capitalized mortgage servicing rights (“MSRs”) and the related valuation allowance is as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$21,858	$22,244	$21,666
Loans sold, servicing retained	2,638	5,013	8,471
Amortization	(5,044)	(5,399)	(7,893)
Carrying value before valuation allowance at end of period	19,452	21,858	22,244
Valuation allowance:
Balance at beginning of period	(687)	(2,706)	(8,513)
Impairment recovery (charges)	(69)	2,019	5,807
Balance at end of period	(756)	(687)	(2,706)
Net carrying value of MSRs at end of period	$18,696	$21,171	$19,538
Fair value of MSRs at end of period	$28,204	$27,382	$20,921

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2023, 2022 or 2021. Expense (credit) recognized related to the accrual was $0, $0 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s servicing portfolio is comprised of the following:

	December 31,
	2023		2022
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(Dollars In Thousands)
Fannie Mae	7,297	$914,489	7,504	$957,137
Freddie Mac	15,915	1,959,546	16,410	1,994,469
Federal Home Loan Bank	104	22,701	56	7,513
Other	38	2,999	77	5,587
Totals	23,354	$2,899,735	24,047	$2,964,706

Custodial escrow balances maintained in connection with serviced loans were $31.2 million and $31.3 million at December 31, 2023 and 2022, respectively.

Significant assumptions at December 31, 2023, used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 117 and a weighted average discount rate of 9.02%. Significant assumptions at December 31, 2022, used in determining the value of MSRs include a weighted average prepayment rate of 115 PSA and a weighted average discount rate of 9.01%.

8.
Premises and Equipment and Leases

Premises and equipment are summarized as follows:

	December 31,
	2023	2022
	(In Thousands)
Cost:
Land	$14,138	$13,200
Land improvements	1,923	1,730
Buildings	60,463	59,376
Leasehold improvements	3,219	3,706
Furniture, fixtures and equipment	44,424	42,616
Construction in process	4,312	3,565
	128,479	124,193
Less allowances for depreciation and amortization	(71,601)	(68,652)
	$56,878	$55,541

Depreciation expense was $5.3 million, $5.6 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Leases

The Company’s lease agreements have maturity dates ranging from January 2024 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 13.27 and 13.29 years as of December 31, 2023 and 2022, respectively. The weighted average remaining life of the lease term for finance leases was 6.84 years as of December 31, 2023.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate or swap rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.58% and 2.52% as of December 31, 2023 and 2022, respectively. The weighted average discount rate for finance leases was 4.81% as of December 31, 2023.

The total operating lease costs were $2.2 million for the year ended December 31, 2023 and $2.4 million for the years ended December 31, 2022 and 2021. The ROU asset, included in other assets, was $13.5 million and $14.9 million at December 31, 2023 and 2022, respectively. The lease liabilities, included in other liabilities, were $13.9 million and $15.6 million as of December 31, 2023 and 2022, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments at December 31, 2023 as follows (in thousands):

2024	$2,633
2025	1,665
2026	1,371
2027	1,196
2028	1,118
Thereafter	10,564
Total undiscounted minimum lease payments	$18,547
Present value adjustment	(4,623)
Total lease liabilities	$13,924

9.
Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31,
	2023	2022
	(In Thousands)
Beginning balance	$317,988	$317,948
Goodwill acquired or adjusted during the year	—	40
Goodwill from disposal	(22,386)	—
Ending balance	$295,602	$317,988

The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. Due to the ongoing impacts from the closure of large, well-known regional banks in early 2023 that led to a significant decline in bank stock prices, the Company conducted a quantitative interim goodwill impairment assessment at September 30, 2023. The impairment assessment compares the fair value of identified reporting units with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's interim assessment estimated fair value on an income approach that incorporated a discounted cash flow model that involves management assumptions and consideration of future economic forecasts available. In addition, the Company completed a qualitative evaluation at the Company's annual impairment evaluation date of November 30th.

Results of the interim assessments indicated no goodwill impairment as of the dates of the assessments. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2023, 2022 and 2021, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(In Thousands)
Balance as of January 1, 2021	$53,647	$(23,310)	$30,337
Intangible assets acquired	—	—	—
Amortization of intangible assets	—	(6,208)	(6,208)
Balance as of December 31, 2021	53,647	(29,518)	24,129
Intangible assets acquired	395	—	395
Amortization of intangible assets	—	(5,450)	(5,450)
Balance as of December 31, 2022	54,042	(34,968)	19,074
Intangible assets disposed in First Insurance sale	(2,284)	—	(2,284)
Amortization of intangible assets	—	(4,604)	(4,604)
Balance as of December 31, 2023	$51,758	$(39,572)	$12,186

Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2024	$3,872
2025	3,004
2026	2,313
2027	1,645
2028	1,052
Thereafter	300
Total	$12,186

10.
Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Checking and money market accounts	$62,295	$14,927	$4,754
Savings accounts	182	174	172
Certificates of deposit	59,930	9,808	8,556
Totals	$122,407	$24,909	$13,482

A summary of deposit balances is as follows:

	December 31,
	2023	2022
	(In Thousands)
Noninterest-bearing checking accounts	$1,591,979	$1,869,509
Interest-bearing checking and money market accounts	3,177,369	3,185,440
Savings deposits	678,076	798,003
Retail certificates of deposit less than $250,000	827,479	645,318
Retail certificates of deposit greater than and equal to $250,000	526,199	264,741
Brokered deposits	341,944	143,708
Totals	$7,143,046	$6,906,719

Included in total deposits above are related-party deposits of $7.7 million and $11.6 million at December 31, 2023 and 2022, respectively.

Scheduled maturities of certificates of deposit and brokered deposits at December 31, 2023, are as follows (in thousands):

2024	$1,579,737
2025	81,681
2026	17,858
2027	8,728
2028	7,484
Thereafter	134
Total	$1,695,622

11. Advances from Federal Home Loan Bank

The Bank has the ability to borrow funds from the FHLB. The Bank pledges its single-family residential mortgage loan portfolio, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by residential mortgages must have collateral of at least 141% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 133% and 137% of the borrowings, respectively. Total loans pledged to the FHLB at December 31, 2023 and December 31, 2022 were $3.1 billion and $2.7 billion, respectively. The Bank could obtain advances of up to approximately $2.0 billion from the FHLB at December 31, 2023.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. At December 31, 2022, the Bank had $428.0 million outstanding in FHLB advances. At December 31, 2023, advances from the FHLB were as follows (in thousands):

2024	$280,000
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Totals	$280,000

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

In March 2007, the Company sponsored an affiliated trust, Premier Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. As a result of the discontinuation of LIBOR, beginning with the distribution on December 15, 2023, distributions will be calculated at a variable rate equal to the three-month SOFR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 7.15% and 6.27% as of December 31, 2023 and 2022, respectively.

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

The Company also sponsors an affiliated trust, Premier Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. As a result of the discontinuation of LIBOR, beginning with the distribution on December 15, 2023, distributions will be calculated at a variable rate equal to the three-month SOFR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 7.03% and 6.15% as of December 31, 2023 and 2022, respectively.

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

	December 31,
	2023	2022
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Subordinated debentures	$49,146	$49,020

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

The Company had no outstanding securities sold under agreement to repurchase at December 31, 2023 or December 31, 2022.

As of December 31, 2023 and 2022, the Company had the following undrawn lines of credit facilities available for short-term borrowing purposes:

A $20.0 million line of credit with First Horizon Bank with a maturity date of March 31, 2024. The rate on the line of credit is at three- month SOFR + 2.26%, with a floor of 2.50%, which floats quarterly. This line was undrawn upon as of December 31, 2023 and 2022.

A $50.0 million line of credit with U.S. Bank with a maturity date of March 31, 2024. The rate on this line of credit is U.S. Bank’s federal funds rate, which floats daily. This line was undrawn upon as of December 31, 2023 and 2022.

A $531.5 million discount window for short-term or late day borrowing needs with the Federal Reserve Bank of Cleveland. The Company pledges investment security collateral to maintain borrowing capacity. This line was undrawn upon as of December 31, 2023 and 2022.

14.
Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Legal and other professional fees	$6,743	$7,622	$7,325
Marketing	1,714	2,160	1,940
OREO expenses and write-downs	220	150	117
Printing and office supplies	917	953	941
Postage	1,359	1,279	1,257
Check charge-offs and fraud losses	1,937	1,350	762
Credit and collection expense	637	584	714
Other	9,924	11,991	11,388
Total other noninterest expense	$23,451	$26,089	$24,444

15.
Postretirement Benefits

The Company sponsors a defined benefit postretirement plan (the Plan) that is intended to supplement Medicare coverage for certain retirees. Plan eligibility and features differ depending on the date of hire, date of retirement, age, years of service, and other specific attributes, with additional variations applicable only to certain mortgage leaders.

For employees (1) hired by the Company before January 31, 2020, excluding employees of acquired businesses even though their original hire date by the prior business may precede January 31, 2020, (2) who retire after age 55, and (3) who have a combined age plus years of service of at least 75, the Plan benefit is the contribution by the Company of a specified percentage of $10,000 in a spending account which can be used toward reimbursement of any eligible health care expenses by the retiree and their spouse. The specified percentage is based on a combination of age plus years of service with a minimum combination of at least 75.

Retirees or active employees who were at least age 52 on January 1, 2003 (and either retired or actively employed on that date), and Executive Chairman Hileman and his spouse as of December 14, 2021, are eligible to receive medical, prescription, dental, and vision coverage for the retiree and their spouse:

•
For employees who retired on or after April 1, 1997, the employee’s cost for coverage is based on the employee’s combined age and years of service at retirement per the Plan’s fee structure.
•
For employees who retired before April 1, 1967 after 65 years of age and 20 years of service after age 40, the cost of coverage is paid in full by the Company. The surviving spouse pays 50% of the Plan’s Fee Structure beginning one year after the retiree’s death.
•
For employees who retired before April 1, 1967 after 55 years of age and 15 years of service after age 40, the retiree and spouse pay 50% of the Plan’s Fee Structure.

Included in accumulated other comprehensive income at December 31, 2023, 2022 and 2021, are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31,
	2023	2022	2021
	(In Thousands)
Unrecognized prior service cost	$41	$47	$57
Unrecognized actuarial (gain) loss	(538)	(556)	43
Total (gain) loss recognized in Accumulated Other Comprehensive Income	(497)	(509)	100
Income tax effect	104	107	(21)
Net (gain) loss recognized in Accumulated Other Comprehensive Income	$(393)	$(402)	$79

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31,
	2023	2022
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,119	$2,759
Service cost	28	52
Interest cost	101	67
Participant contribution	27	27
Actuarial (gains) / losses	(11)	(599)
Benefits paid	(210)	(187)
Benefit obligation at end of year	2,054	2,119
Change in fair value of plan assets:
Balance at beginning of year	—	—
Employer contribution	183	160
Participant contribution	27	27
Benefits paid	(210)	(187)
Balance at end of year	—	—
Funded status at end of year	$(2,054)	$(2,119)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Service cost-benefits attributable to service during the period	$28	$52	$60
Interest cost on accumulated postretirement benefit obligation	101	67	53
Net amortization and deferral	(23)	10	13
Net periodic postretirement benefit cost	106	129	126
Net (gain) / loss during the year	(11)	(599)	13
Amortization of prior service cost and actuarial losses	23	(10)	(13)
Total recognized in comprehensive income (loss)	12	(609)	—
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$118	$(480)	$126

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2023	2022	2021
Weighted average discount rates:
Used to determine benefit obligations at December 31	4.70%	5.00%	2.50%
Used to determine net periodic postretirement benefit cost for years ended December 31	5.00%	2.50%	2.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.50%	6.00%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	3.90%	3.90%
Year that rate reaches ultimate trend rate	2075	2075	2075

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2024	$193
2025	201
2026	210
2027	221
2028	157
2029 through 2033	768

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The Company expects to contribute $194,000 before reflecting expected Medicare retiree drug subsidy payments in 2023.

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

The following schedule presents Premier consolidated and the Bank’s regulatory capital ratios as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$826,639	11.70%	$318,003	4.5%	N/A	N/A
Premier Bank	$871,342	12.38%	$316,676	4.5%	$457,421	6.5%
Tier 1 Capital
Consolidated	$861,639	10.26%	$335,772	4.0%	N/A	N/A
Premier Bank	$871,342	10.42%	$334,641	4.0%	$418,301	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$861,639	12.19%	$424,005	6.0%	N/A	N/A
Premier Bank	$871,342	12.38%	$422,235	6.0%	$562,980	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$991,873	14.04%	$565,339	8.0%	N/A	N/A
Premier Bank	$951,576	13.52%	$562,980	8.0%	$703,725	10.0%

(1) Excludes capital conservation buffer of 2.50% as of December 31, 2023.

	December 31, 2022
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$728,883	9.91%	$331,019	4.5%	N/A	N/A
Premier Bank	$775,907	10.58%	$330,008	4.5%	$476,678	6.5%
Tier 1 Capital
Consolidated	$763,883	9.37%	$326,094	4.0%	N/A	N/A
Premier Bank	$775,907	9.55%	$324,949	4.0%	$406,187	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$763,883	10.38%	$441,359	6.0%	N/A	N/A
Premier Bank	$775,907	10.58%	$440,011	6.0%	$586,681	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$892,663	12.14%	$588,478	8.0%	N/A	N/A
Premier Bank	$854,687	11.65%	$586,681	8.0%	$733,352	10.0%

(1) Excludes capital conservation buffer of 2.50% as of December 31, 2022.

Dividend Restrictions - Dividends paid by the Bank to Premier are subject to various regulatory restrictions. The Bank paid $26.5 million in dividends to Premier and received $29.8 million cash contribution from Premier in 2023 and paid net dividends of $58.0 million in 2022. The Bank may not pay dividends to Premier in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits without the approval of the ODFI. As of December 31, 2023, the Bank could dividend up to an additional $186.4 million to Premier. First Insurance paid $43.0 million in dividends to Premier in 2023 and $2.0 million in dividends in 2022. PFC Risk Management did not pay dividends to Premier in 2023 and paid $1.6 million in dividends in 2022. PFC Capital did not pay dividends or receive a cash contribution in 2023 and received $3.0 million in a cash contribution from Premier in 2022.

17.
Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Current:
Federal	$30,323	$24,698	$24,256
State and local	793	704	723
Deferred	(2,934)	(1,306)	5,393
	$28,182	$24,096	$30,372

The effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Tax expense at statutory rate (21%)	$29,289	$26,519	$32,849
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	627	557	571
Tax exempt interest income, net of TEFRA	(484)	(723)	(839)
Bank owned life insurance	(1,053)	(829)	(1,075)
Captive insurance	(368)	(417)	(365)
Sale of First Insurance goodwill	1,515	—	—
Other	(1,344)	(1,011)	(769)
Totals	$28,182	$24,096	$30,372

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Premier’s deferred federal income tax assets and liabilities are as follows:

	December 31,
	2023	2022
	(In Thousands)
Deferred federal income tax assets:
Allowance for credit losses	$16,068	$15,291
Allowance for unfunded commitments	905	1,431
Interest on nonaccrual loans	535	672
Postretirement benefit costs	394	408
Cash flow hedge derivatives	7,261	8,407
Deferred compensation	2,069	1,841
Individually evaluated loans	244	568
Net unrealized loss on available-for-sale securities	33,768	37,810
Equity securities fair value	88	—
Accrued vacation	—	10
Accrued bonus	1,132	1,419
Lease liability	2,924	3,279
Net operating loss carryforward	204	239
Other	1,943	2,254
Total deferred federal income tax assets	67,535	73,629
Deferred federal income tax liabilities:
Equity securities fair value	—	35
Goodwill	3,126	4,889
Mortgage servicing rights	3,926	4,446
Cash flow hedge derivatives	63	—
Fixed assets	2,541	2,525
Other intangible assets	2,522	3,847
Deferred loan origination fees and costs	2,607	2,203
Prepaid expenses	678	1,117
Right of use asset	2,838	3,139
Earnout on sale of FIG	320	—
Other	228	416
Total deferred federal income tax liabilities	18,849	22,617
Net deferred federal income tax asset/ (liability)	$48,686	$51,012

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2023.

Retained earnings at December 31, 2023, included approximately $32.1 million for which no tax provision for federal income taxes had been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2023, was approximately $6.7 million.

The total amount of interest and penalties recorded in the income statement was $0 for each of the years ended December 31, 2023, 2022 and 2021. The amount accrued for interest and penalties was $0 at December 31, 2023, 2022 and 2021.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the states of Indiana and West Virginia. The Company is no longer subject to examination by taxing authorities for years before 2020. At December 31, 2023, the Company also operated in the states of Ohio, Pennsylvania and Michigan, which tax financial institutions based on their equity rather than their income.

The Company’s net operating loss of $974,000 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2029. This tax benefit is subject to an annual limitation under Internal Revenue Code Section 382; however, Premier and the Bank expect to utilize the full amount of the benefit.

18.
Employee Benefit Plans

401(k) Plan

Employees of Premier are eligible to participate in the Premier Financial Corp. 401(k) Employee Savings Plan (the “Premier 401(k)”) if they meet certain age and service requirements. Under the Premier 401(k), Premier matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The Premier 401(k) also provides for a discretionary Premier contribution in addition to the Premier matching contribution. Premier matching contributions totaled $2.6 million, $2.7 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

The executive group life plan covers various employees, including the Company’s named executive officers. Under the terms of the group life plan, the Bank will purchase and own life insurance policies covering the lives of employees selected by the Board of Directors of the Bank as participants. There was $(27,000), $411,000 and $(121,000) of expense/(recovery) recorded for the years ended December 31, 2023, 2022 and 2021, respectively, with a liability of $2.0 million for future benefits recorded at both December 31, 2023 and 2022, respectively.

Deferred Compensation

The deferred compensation plans cover all directors and certain employees that elect to participate. Under the plans, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over a defined time period. The deferred compensation plans have approximately $12.4 million and $9.3 million in assets and liabilities, respectively, as of December 31, 2023, which are matched in terms of investment elections. As of December 31, 2022, the deferred compensation plans had approximately $10.3 million and $8.0 million in assets and liabilities, respectively, which were matched in terms of investment elections. Every year, other noninterest expense reflects the net changes in fair value of the underlying investments in the assets and liabilities. The net expense (income) recorded for the deferred compensation plan for each of the last three years was $309,000, $414,000 and $(66,000) in 2023, 2022 and 2021, respectively.

19.
Stock Compensation Plans

Premier has established equity based compensation plans for its directors and employees. On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Company's merger (the "Merger") with United Community Financial Corp. ("UCFC"), Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan (the “UCFC 2007 Plan”) and UCFC’s 2015 Long Term Incentive Plan, which has since been renamed as the “Premier Financial Corp. 2015 Long Term Incentive Plan” (the “2015 Plan”). Premier also assumed the shares available for future issuance under the 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger remain subject to the terms of the 2015 Plan, but became exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options. Besides certain options previously issued under the First Defiance Financial Corp. 2010 Equity Incentive Plan, all awards currently outstanding are issued under the 2018 Equity Plan or the 2015 Plan. The 2018 Equity Plan and the 2015 Plan were each amended and restated in February 2022 to align certain administrative components of the plans in addition to enhancing certain governance components. New awards will be made under either the 2018 Equity Plan or the 2015 Plan as the Company determines. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, restricted stock, stock, stock appreciation rights, or other stock-based awards. The 2015 Plan allows for the issuance of up to 1.2 million common shares, as adjusted for the Merger, through the award of options, stock, restricted stock, stock units, stock appreciation rights, or performance stock awards.

Beginning in 2023, directors were able to elect to receive stock in lieu of cash for their director fees. In the twelve months ended December 31, 2023, the Company recognized $80,000 in expense for 4,114 shares that were issued to directors in lieu of cash fees.

The Company maintains Long-Term Equity Incentive Plans (each, an "LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan"). Under the Executive LTIP, participants may earn a percentage of their salary for potential payout in the form of (1) equity awards based on the achievement of certain corporate performance targets over a three-year period and (2) beginning in 2023, restricted stock awards ("RSAs"). The Company granted 66,482 performance stock units ("PSUs") to the participants under the Executive LTIP during 2023, which represents the maximum target award. The value of PSU awards issued in 2022 and 2023 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these PSUs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement of the participant. The

Company issued 35,344 actual shares in 2023 to settle PSUs from the 2020 Executive LTIP plan. The RSAs issued under the Executive LTIP vest incrementally over three years, being fully vested upon the third anniversary of the grant date. The Company granted 21,827 RSAs under the Executive LTIP in 2023.

The maximum amount of compensation expense that may be earned for the PSUs at December 31, 2023, is approximately $5.8 million in the aggregate. However, the estimated expense that is expected to be earned as of December 31, 2023 is $3.9 million, of which $1.5 million was unrecognized at December 31, 2023, and will be recognized over the remaining performance periods. Total expense was reduced by $443,000 and was recorded for $873,000 for the years ended December 31, 2023 and December 31, 2022, respectively.

Beginning in 2022, under the Key Plan, the participants are granted restricted stock awards ("RSAs") based upon the achievement of certain targets in the prior year. Prior to 2022, restricted stock units ("RSUs") were issued to participants under the same plan. The participants can earn from 5% to 10% of their salary in RSAs or RSUs that vest three years from the date of grant. The Company granted 25,044 and 19,612 in RSAs in the first quarter of 2023 and 2022, respectively, as a payout under the Key Plan.

In 2023, the Company also granted 23,188 discretionary RSAs and 22,368 RSAs to directors that vest over a period of time ranging from one to three years. Compensation expense is recognized over the performance or vesting period. Total expense of $1.9 million and $1.1 million was recorded for the years ended December 31, 2023 and 2022, respectively. Approximately $1.9 million and $2.1 million is included within other liabilities at December 31, 2023 and December 31, 2022, respectively, related to the cash portion of the Company's Short-Term Incentive Plans.

The following table sets forth Premier's performance and restricted stock activity during the year ended December 31, 2023:

	Performance Stock Units		Restricted Stock Units		Restricted Stock Awards
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2023	229,813	$29.12	31,796	$28.44	99,412	$29.14
Granted	66,482	24.78	—	—	92,427	22.70
Vested	(55,435)	26.48	(11,724)	26.21	(33,276)	28.69
Forfeited	(23,298)	26.48	(1,447)	32.67	(4,784)	25.00
Unvested at December 31, 2023	217,562	$28.75	18,625	$29.52	153,779	$25.49

As of December 31, 2023, 28,175 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

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

There were no options granted during the years ended December 31, 2023 and 2022.

Following is stock option activity under the plans during the year ended December 31, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2023	29,661	$25.54
Forfeited or cancelled	—	—
Exercised	(1,486)	10.31
Granted	—	—
Options outstanding, December 31, 2023	28,175	$23.18	3.26	$61,148
Exercisable at December 31, 2023	28,175	$23.18	3.26	$61,148

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$12	$29	$11
Cash received from option exercises	15	53	8
Tax benefit realized from option exercises	3	6	2

As of December 31, 2023, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of one month.

20.
Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, are as follow:

	December 31,
Statements of Financial Condition	2023	2022
	(In Thousands)
Assets
Cash and cash equivalents	$15,314	$15,264
Equity securities	5,773	7,832
Investment in banking subsidiary	1,020,329	909,552
Investment in non-bank subsidiaries	16,053	37,191
Other assets	5,425	5,145
Total assets	$1,062,894	$974,984
Liabilities and stockholders’ equity:
Subordinated debentures	$85,229	$85,103
Accrued liabilities	2,038	2,160
Stockholders’ equity	975,627	887,721
Total liabilities and stockholders’ equity	$1,062,894	$974,984

	Years Ended December 31,
Statements of Income	2023	2022	2021
	(In Thousands)
Dividends from subsidiaries	$69,500	$58,550	$46,315
Interest income	465	657	520
Interest expense	(4,531)	(3,327)	(2,713)
Other income	—	—	1,955
Noninterest expense	(1,261)	(1,391)	(997)
Other expense	(453)	(551)	—
Income before income taxes and equity in earnings of subsidiaries	63,720	53,938	45,080
Income tax credit	(1,214)	(969)	(259)
Income before equity in earnings of subsidiaries	64,934	54,907	45,339
Undistributed equity in earnings of subsidiaries	46,361	47,280	80,712
Net income	111,295	102,187	126,051
Other comprehensive income (loss)	19,741	(170,032)	(18,432)
Comprehensive income (loss)	$131,036	$(67,845)	$107,619

	Years Ended December 31,
Statements of Cash Flows	2023	2022	2021
	(In Thousands)
Operating activities:
Net income	$111,295	$102,187	$126,051
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed equity in earnings of subsidiaries	(46,361)	(47,280)	(80,712)
Return of capital from subsidiary	6,123	—	—
Change in other assets and liabilities	1,415	156	380
Net cash provided by operating activities	72,472	55,063	45,719
Investing activities:
Cash distribution to subsidiary	(29,750)	—	—
Sale of equity securities	1,606	8,714	—
Purchase of equity securities	—	(3,000)	(11,053)
Net cash provided by (used in) investing activities	(28,144)	5,714	(11,053)
Financing activities:
Repurchase of common stock	(11)	(26,870)	(29,583)
Cash dividends paid	(44,267)	(42,795)	(38,948)
Net cash used in financing activities	(44,278)	(69,665)	(68,531)
Net increase (decrease) in cash and cash equivalents	50	(8,888)	(33,865)
Cash and cash equivalents at beginning of year	15,264	24,152	58,017
Cash and cash equivalents at end of year	$15,314	$15,264	$24,152

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

Loans held for sale, carried at fair value – The Company has elected the fair value option for all loans held for sale.

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

Interest rate swaps – The Company periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than the Company is willing to extend. The Company then enters into a reciprocal swap agreement with a third party that offsets the interest rate risk from the interest rate swap extended to the customer. The interest rate swaps are derivative instruments which are carried at fair value on the statement of financial condition. The Company uses an independent third party that performs a market valuation analysis for both swap positions. (Level 2)

Cash flow and fair value hedge derivatives - The Company periodically enters into cash flow and fair value hedge derivative instruments to hedge the risk of variability in cash flows on the Company's floating rate loan pool, fixed rate mortgage loan pool and FHLB advances. The Company uses an independent third party to perform a market valuation analysis for these derivatives (Level 2).

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$101,598	$—	$101,598
Mortgage-backed securities	—	156,508	—	156,508
Collateralized mortgage obligations	—	235,767	—	235,767
Asset-backed securities	—	136,980	—	136,980
Corporate bonds	—	62,420	—	62,420
Obligations of states and political subdivisions	—	204,258	—	204,258
US Treasuries	49,177	—	—	49,177
Equity securities	5,773	—	—	5,773
Loans held for sale, at fair value	—	14,397	131,244	145,641
Interest rate swaps	—	2,867	—	2,867
Cash flow / Fair value hedge derivatives	—	299	—	299
Liabilities:
Interest rate swaps	—	2,867	—	2,867
Cash flow / Fair value hedge derivatives	—	35,392	—	35,392
Mortgage banking derivatives - liability	—	4,750	—	4,750

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$95,909	$—	$95,909
Mortgage-backed securities	—	167,589	—	167,589
Collateralized mortgage obligations	—	249,805	—	249,805
Asset-backed securities	—	192,504	—	192,504
Corporate bonds	—	64,482	—	64,482
Obligations of states and political subdivisions	—	221,594	—	221,594
US Treasuries	48,198	—	—	48,198
Equity securities	7,832	—	—	7,832
Loans held for sale, at fair value	—	23,589	91,662	115,251
Interest rate swaps	—	4,494	—	4,494
Mortgage banking derivatives - asset	—	1,349	—	1,349
Liabilities:
Interest rate swaps	—	4,494	—	4,494
Cash flow hedge derivatives	—	40,032	—	40,032

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve month periods ended December 31, 2023 and 2022.

	Construction loans held for sale
	Years Ended December 31,
	2023	2022
Balance of recurring Level 3 assets at beginning of period	$91,662	$134,167
Total gains (losses) for the period
Included in change in fair value of loans held for sale	9,589	(20,587)
Originations	90,667	98,845
Sales	(60,674)	(120,763)
Balance of recurring Level 3 assets at end of period	$131,244	$91,662

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$131,244	Adjusted secondary market pricing	Adjustments	0.00 - 0.0984%

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$91,662	Adjusted secondary market pricing	Adjustments	0.00 - 1.04%

The Company has elected the fair value option for residential mortgage and permanent construction loans held for sale. These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policies.

The aggregate fair value of the residential mortgage loans held for sale at December 31, 2023 and 2022 was $14.4 million and $23.6 million, respectively and they had contractual balances of $14.7 million and $25.3 million, respectively. The difference between these two figures is recorded in gains and losses on the sale of loans held for sale. For the twelve months ended December 31, 2023, $1.1 million was recorded in the gain on sale of loans held for sale for the change in fair value. For the twelve months ended December 31, 2022, $2.3 million was recorded in losses on sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at December 31, 2023 and 2022 was $131.2 million and $91.7 million and they had a contractual balance of $133.1 million and $103.1 million, respectively. The difference between these two figures is recorded in gains and losses on the sale of loans held for sale. For the twelve months ended December 31, 2023, $9.6 million was recorded in the gain on sale of loans held for sale for the change in fair value. For the twelve months ended December 31, 2022, $20.6 million was recorded in losses on the sale of loans held for sale for the change in fair value.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial Real Estate	$—	$—	$3,425	$3,425
Commercial	—	—	6,164	6,164

Mortgage servicing rights	—	2,744	—	2,744

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial Real Estate	$—	$—	$3,512	$3,512
Commercial	—	—	5,492	5,492

Mortgage servicing rights	—	5,126	—	5,126

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$9,589	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-50%	27.60%

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

Individually analyzed loans, which are evaluated using the fair value of the collateral for collateral dependent loans, had a fair value of $9.6 million that includes a valuation allowance of $4.3 million and a fair value of $9.0 million that includes a valuation allowance of $2.4 million at December 31, 2023 and 2022, respectively. A provision expense of $1.9 million, $1.7 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to these loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $2.7 million with a valuation allowance of $757,000 and a fair value of $5.1 million with a valuation allowance of $688,000 at December 31, 2023 and 2022, respectively. An expense of $69,000, and a recovery of $2.0 million and $5.8 million was included in earnings for the years ended December 31, 2023, 2022 and 2021, respectively.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. There was no change in fair value of real estate held for sale for the years ended December 31, 2023, 2022 and 2021.

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

The carrying amount of cash and cash equivalents and accrued interest receivable, as a result of their short-term nature, is considered to be equal to fair value and are classified as Level 1.

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

The carrying values and estimated fair values of financial instruments at December 31, 2023 and 2022 were as follows:

		Fair Value Measurements at December 31, 2023
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$114,756	$114,756	$114,756	$—	$—
Federal Home Loan Bank Stock	21,760	N/A	N/A	N/A	N/A
Loans receivable, net	6,662,875	6,100,394	—	—	6,100,394
Accrued interest receivable	33,446	33,446	33,446	—	—

Financial Liabilities:
Deposits	$7,143,046	$7,099,593	$5,447,423	$1,652,170	$—
Advances from Federal Home Loan Bank	280,000	279,213	—	279,213	—
Subordinated debentures	85,229	84,231	—	—	84,231

		Fair Value Measurements at December 31, 2022
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$128,160	$128,160	$128,160	$—	$—
Federal Home Loan Bank Stock	29,185	N/A	N/A	N/A	N/A
Loans receivable, net	6,387,804	6,129,814	—	—	6,129,814
Accrued interest receivable	28,709	28,709	28,709	—	—

Financial Liabilities:
Deposits	$6,906,719	$6,881,110	$5,852,952	$1,028,158	$—
Advances from Federal Home Loan Bank	428,000	427,999	—	427,999	—
Subordinated debentures	85,103	76,989	—	—	76,989

22.
Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. The Bank had approximately $12.1 million and $35.9 million of interest rate lock commitments at December 31, 2023 and 2022, respectively. There were $385.0 million of forward sales of mortgage-backed securities and $254.0 million of forward sales of mortgage-backed securities at December 31, 2023 and 2022, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2023			December 31, 2022
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking
Derivatives	$—	$(4,750)	$4,750	$1,349	$—	$1,349

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative net carrying value at December 31, 2023 and 2022 represents a fair value adjustment that runs through mortgage banking income.

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(6,099)	$(987)	$(1,497)

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $83.7 million and fair value of $2.9 million in other assets and $2.9 million in other liabilities at December 31, 2023. As of December 31, 2022, the Company had interest rate swaps associated with commercial loans with a notional value of $67.3 million and fair value of $4.5 million in other assets and $4.5 million in other liabilities. The difference in fair value of $65,000, $72,000 and $5,000 between the asset and liability represents a credit valuation adjustment that flows through noninterest income as of December 31, 2023, 2022 and 2021, respectively.

Interest Rate Swaps Designated as Cash Flow Hedge

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

An interest rate swap with notional amount totaling $250.0 million as of December 31, 2023 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified benchmark interest rate on the Company’s floating rate loan pool. The Company is receiving a fixed rate of 1.437% and paying one month SOFR. The maturity date of this interest rate swap is May 2031. The gross aggregate fair value of the swap of $34.6 million is recorded in other liabilities in the Consolidated Balance Sheets at December 31, 2023, with changes in fair value recorded net of tax in other comprehensive income (loss). As of December 31, 2022, the gross aggregate fair value of the swap of $40.0 million was recorded in other liabilities in the Consolidated Balance Sheets. The Company expects the hedge to remain highly effective during the remaining terms of the swap.

The table presented below represents data from both cash flow hedges:

	Year Ended December 31, 2023
	Amount of Gain (Loss) Recognized in OCI on Derivative	Fair Value on the Interest Rate Swap	Amount of Gain (Loss) Reclassified from OCI into Income
	(In Thousands)

Interest rate swap designated on cash flow hedges	$5,755	$(34,276)	$(5,408)

	Year Ended December 31, 2022
	Amount of Gain (Loss) Recognized in OCI on Derivative	Fair Value on the Interest Rate Swap	Amount of Gain (Loss) Reclassified from OCI into Income
	(In Thousands)

Interest rate swap designated on cash flow hedges	$(40,886)	$(40,032)	$310

Another interest rate swap with a notional amount totaling $125.0 million as of December 31, 2023 was also designated as a cash flow hedge to hedge the risk of variability in cash flows attributable to changes in the contractually specified benchmark interest rate on the Company’s short-term fixed rate FHLB advances. The gross aggregate fair value of the swap of $0.3 million is recorded in other assets in the unaudited Consolidated Balance Sheets at December 31, 2023, with changes recorded net of tax in other comprehensive income (loss). There was no balance as of December 31, 2022. The Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

December 31, 2023

Notional amount Cash Flow Hedge	$125,000
Weighted average fixed pay rates	4.160%
Weighted average variable SOFR receive rates	5.350%
Weighted average remaining maturity (in years)	1.4
Fair value	$300

Interest Rate Swap Designated as Fair Value Hedge

Three $125.0 million interest rate swaps with a notional amount totaling $375.0 million as of December 31, 2023 were designated as fair value hedges to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the $1.3 billion associated pool of fixed rate mortgages. The gross fair value of the swaps of $0.8 million are recorded in other liabilities in the unaudited Consolidated Balance Sheets at December 31, 2023, with changes in fair value offsetting to the fixed rate mortgage loan pool. There was no balance as of December 31, 2022. The Company expects the hedges to remain effective during the remaining terms of the swaps. A summary of the interest rate swaps designated as fair value hedges are presented below (dollars in thousands):

December 31, 2023

Notional amount Fair Value Hedge	$375,000
Weighted average fixed pay rates	4.113%
Weighted average variable SOFR receive rates	5.350%
Weighted average remaining maturity (in years)	2.2
Fair value	$(817)

23.
Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2023	(In Thousands, Except Per Share Amounts)
Interest income	$84,156	$90,159	$94,897	$96,298
Interest expense	27,870	36,167	40,633	43,747
Net interest income	56,286	53,992	54,264	52,551
Provision for credit losses	3,944	1,410	245	2,143
Provision for unfunded commitments	(238)	(870)	(1,018)	(382)
Net interest income after provision for credit losses	52,580	53,452	55,037	50,790
Noninterest income	12,461	53,346	13,253	11,789
Noninterest expense	42,791	44,495	38,052	37,893
Income before income taxes	22,250	62,303	30,238	24,686
Income taxes	4,103	13,912	5,551	4,616
Net income	$18,147	$48,391	$24,687	$20,070
Earnings per common share:
Basic	$0.51	$1.35	$0.69	$0.56
Diluted	$0.51	$1.35	$0.69	$0.56

	Three Months Ended
	March 31	June 30	September 30	December 31
2022	(In Thousands, Except Per Share Amounts)
Interest income	$60,825	$63,058	$73,104	$80,725
Interest expense	2,931	3,962	9,792	18,106
Net interest income	57,894	59,096	63,312	62,619
Provision for credit losses	626	5,151	3,706	3,020
Provision for unfunded commitments	309	1,415	306	(246)
Net interest income after provision for credit losses	56,959	52,530	59,300	59,845
Noninterest income	16,863	14,365	16,704	14,228
Noninterest expense	41,295	39,089	41,099	43,028
Income before income taxes	32,527	27,806	34,905	31,045
Income taxes	6,170	5,446	6,710	5,770
Net income	$26,357	$22,360	$28,195	$25,275
Earnings per common share:
Basic	$0.73	$0.63	$0.79	$0.71
Diluted	$0.73	$0.63	$0.79	$0.71

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

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2023:
Securities available for sale and transferred securities:
Change in net unrealized (loss) during the period	$19,281	$(4,049)	$15,232
Reclassification adjustment for net losses included in net income	(37)	8	(29)
Cash flow hedge derivatives:
Change in net unrealized gain during the period	(3,626)	762	(2,864)
Reclassification adjustment for net gains included in net income	9,381	(1,970)	7,411
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	11	(2)	9
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	(23)	5	(18)
Total other comprehensive income	$24,987	$(5,246)	$19,741

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2022:
Securities available for sale and transferred securities:
Change in net unrealized (loss) during the period	$(174,953)	$(36,739)	$(138,214)
Reclassification adjustment for net losses included in net income	1	—	1
Cash flow hedge derivatives:
Change in net unrealized gain during the period	(40,494)	(8,504)	(31,990)
Reclassification adjustment for net gains included in net income	(392)	(82)	(310)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	599	126	473
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	10	2	8
Total other comprehensive income	$(215,229)	$(45,197)	$(170,032)

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2021:
Securities available for sale and transferred securities:
Change in net unrealized (loss) during the period	$(21,967)	$(4,613)	$(17,354)
Reclassification adjustment for net losses included in net income	(2,218)	(466)	(1,752)
Cash flow hedge derivatives:
Change in net unrealized gain during the period	3,025	635	2,390
Reclassification adjustment for net gains included in net income	(2,172)	(456)	(1,716)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	13	3	10
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	(13)	(3)	(10)
Total other comprehensive income	$(23,332)	$(4,900)	$(18,432)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Cash Flow Hedge Derivative	Post- retirement Benefit	Accumulated Other Comprehensive Income
	(In Thousands)
Balance January 1, 2023	$(142,236)	$(31,626)	$402	$(173,460)
Other comprehensive income before reclassifications	15,232	(2,864)	9	12,377
Amounts reclassified from accumulated other comprehensive loss	(29)	7,411	(18)	7,364
Net other comprehensive income during period	15,203	4,547	(9)	19,741
Balance December 31, 2023	$(127,033)	$(27,079)	$393	$(153,719)

Balance January 1, 2022	$(4,023)	$674	$(79)	$(3,428)
Other comprehensive income before reclassifications	(138,214)	(31,990)	473	(169,731)
Amounts reclassified from accumulated other comprehensive loss	1	(310)	8	(301)
Net other comprehensive income during period	(138,213)	(32,300)	481	(170,032)
Balance December 31, 2022	$(142,236)	$(31,626)	$402	$(173,460)

Balance January 1, 2021	$15,083	$—	$(79)	$15,004
Other comprehensive income before reclassifications	(17,354)	2,390	10	(14,954)
Amounts reclassified from accumulated other comprehensive loss	(1,752)	(1,716)	(10)	(3,478)
Net other comprehensive income during period	(19,106)	674	—	(18,432)
Balance December 31, 2021	$(4,023)	$674	$(79)	$(3,428)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Premier’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Premier’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Premier’s disclosure controls and procedures as of December 31, 2023, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

There were no changes in Premier’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Premier’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors, nominees for directorship and executive officers is incorporated herein by reference from the section captioned “Composition of the Board” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” and the section immediately following the heading “EXECUTIVE OFFICERS” in the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2023 (the “Proxy Statement”). Information regarding our Audit Committee and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is incorporated herein by reference from the sections respectively captioned, “Board Committees” under “CORPORATE GOVERNANCE” and the section immediately following the heading “Delinquent Section 16(a) Reports” under "BENEFICIAL OWNERSHIP" of the Proxy Statement. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

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

Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to the shares of Premier common stock that are reserved for issuance under Premier’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	28,175	$23.18	406,542

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

(A) Report of Independent Registered Public Accounting Firm (Crowe LLP)

(B) Consolidated Statements of Financial Condition as of December 31, 2023 and 2022

(C) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

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

PREMIER FINANCIAL CORP.

February 28, 2024	By:	/s/ Paul Nungester
Paul Nungester, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2024.

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

10.2+	Premier Financial Corp. Amended and Restated 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.3+	Premier Financial Corp. Amended and Restate 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.4+*	Premier Financial Corp. Short Term Incentive Program (2023)

10.5+*	Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (2023)

10.6+*	Premier Financial Corp. Form of Restricted Stock Award Agreement (2023)

10.7+*	United Community Financial Corp. 2017 Deferred Compensation Plan

10.8+*	Form of Premier Financial Corp. Form of Restricted Stock Award Agreement (NonEmployee Director) (2023)

10.9+	First Defiance Deferred Compensation Plan, revised October 30, 2014 (incorporated herein by reference to Exhibit 10.3 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.10+	Premier Financial Corp. 2022 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.11+	2020 Form of Long Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed March 16, 2020 (File No. 000-26850))

10.12+	2021 Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.30 in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

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

10.16+

Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (2022) (incorporated herein by reference to Exhibit 10.2 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.17+	Premier Financial Corp. Form of Restricted Stock Award Agreement (2022) (incorporated herein by reference to Exhibit 10.3 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.18+*	Premier Financial Corp. Form of Restricted Stock Award Agreement (2024)

10.19+	Employment Agreement with Gary M. Small, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.2 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.20+	Employment Agreement with Paul D. Nungester, dated May 1, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed May 7, 2019 (File No. 000-26850))

10.21+

Severance and Change in Control Protection Agreement with Varun Chandhok, effective April 1, 2022 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed May 18, 2022 (File No. 000-26850))

10.22+*	Severance and Change in Control Protection Agreement with Rick L. Hull, effective February 7, 2024

10.23+*	Severance and Change in Control Protection Agreement with Shannon M. Kuhl, effective April 1, 2022

10.24+	Amendment to Equity Award Agreements of Gary M. Small (incorporated herein by reference to Exhibit 10.27 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.25+

Form of Premier Financial Corp. Restricted Stock Award Agreement (NonEmployee Director) (incorporated herein by reference to Exhibit 10.28 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.26

Purchase Agreement, among Premier Financial Corp., Premier Bank and Piper Sandler & Co., dated September 25, 2020 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 30, 2020 (File 000-26850))

10.27+*	Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (2024)

10.28+*	Premier Financial Corp. Form of Restricted Stock Award Agreement (NonEmployee Director) (2024)

10.29+*	Premier Financial Corp. Form of Restricted Stock Award Agreement (2024)

21*	List of Subsidiaries of the Company

23*	Consent of Crowe LLP

24*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Compensation Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan.