Form 10-Q
period 2024-03-31
PREMIER FINANCIAL CORP
filed 2024-05-02
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024, the registrant had 35,813,096 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$57,956	$81,973
Interest-bearing deposits	31,725	32,783
	89,681	114,756
Securities available-for-sale, carried at fair value	1,014,433	946,708
Equity securities, carried at fair value	5,736	5,773
Loans held for sale, carried at fair value	137,523	145,641
Loans receivable, net of allowance for credit losses of $76,679 at March 31, 2024 and $76,512 at December 31, 2023, respectively	6,617,066	6,662,875
Mortgage servicing rights	18,628	18,696
Accrued interest receivable	34,795	33,446
Federal Home Loan Bank stock	26,075	21,760
Bank owned life insurance	182,203	181,544
Premises and equipment	57,231	56,878
Real estate and other assets held for sale	255	243
Goodwill	295,602	295,602
Core deposit and other intangibles	11,196	12,186
Other assets	140,630	129,841
Total assets	$8,631,054	$8,625,949
Liabilities and stockholders’ equity
Liabilities:
Deposits	$7,183,387	$7,143,046
Advances from the Federal Home Loan Bank	253,000	280,000
Subordinated debentures	85,261	85,229
Advance payments by borrowers	16,861	23,277
Reserve for credit losses - unfunded commitments	3,614	4,307
Other liabilities	114,590	114,463
Total liabilities	7,656,713	7,650,322
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,816,760 and 35,729,593 shares outstanding at March 31, 2024 and December 31, 2023, respectively	306	306
Additional paid-in capital	689,468	690,585
Accumulated other comprehensive loss, net of tax of $(43,085) and $(40,862), respectively	(162,081)	(153,719)
Retained earnings	576,648	569,937
Treasury stock, at cost, 7,480,500 shares at March 31, 2024 and 7,567,667 shares at December 31, 2023	(130,000)	(131,482)
Total stockholders’ equity	974,341	975,627
Total liabilities and stockholders’ equity	$8,631,054	$8,625,949

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest Income
Loans	$87,597	$76,057
Investment securities:
Taxable	7,026	6,608
Non-taxable	576	653
Interest-bearing deposits	609	444
FHLB stock dividends	534	394
Total interest income	96,342	84,156
Interest Expense
Deposits	42,567	21,458
FHLB advances and other	3,039	5,336
Subordinated debentures	1,162	1,075
Notes payable	—	—
Total interest expense	46,768	27,869
Net interest income	49,574	56,287
Credit loss expense - loans and leases	560	3,944
Credit loss (benefit) expense - unfunded commitments	(693)	(238)
Net interest income after credit loss expense (benefit)	49,707	52,581
Non-interest Income
Service fees and other charges	6,467	6,428
Insurance commissions	—	4,725
Mortgage banking income (loss)	2,350	(274)
Gain on sale of non-mortgage loans	67	—
Gain on sale of securities available for sale	—	34
Loss on equity securities	(37)	(1,445)
Wealth management income	1,713	1,485
Income from Bank Owned Life Insurance	1,697	1,417
Other non-interest income	239	92
Total non-interest income	12,496	12,462
Non-interest Expense
Compensation and benefits	23,394	25,658
Occupancy	3,365	3,574
FDIC insurance premium	1,120	1,288
Financial institutions tax	1,035	852
Data processing	4,670	3,863
Amortization of intangibles	990	1,270
Other non-interest expense	5,326	6,286
Total non-interest expense	39,900	42,791
Income before income taxes	22,303	22,252
Income tax expense	4,514	4,103
Net income	$17,789	$18,149
Earnings per common share
Basic	$0.50	$0.51
Diluted	$0.50	$0.51

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$17,789	$18,149

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(6,696)	18,399
Reclassification adjustment for securities (gains) losses included in net income	—	(34)
Income tax effect	1,406	(3,857)
Net of tax amount	(5,290)	14,508

Unrealized gain (loss) on balance sheet swap	(6,024)	8,586
Reclassification adjustment for cash flow hedge derivatives (gains) losses included in net income	2,136	(1,949)
Income tax effect	816	(1,394)
Net of tax amount	(3,072)	5,243

Total other comprehensive income (loss)	(8,362)	19,751

Comprehensive income	$9,427	$37,900

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2024	$—	35,729,593	$306	$690,585	$(153,719)	$569,937	$(131,482)	$975,627
Net income						17,789		17,789
Other comprehensive income (loss)					(8,362)			(8,362)
Deferred compensation plan				(13)			13	—
Stock based compensation expenses				694				694
Vesting of incentive plans		37,978		(668)			661	(7)
Restricted share issuance		64,988		(1,130)			1,130	—
Restricted share forfeitures		(15,799)					(322)	(322)
Common stock dividend payment ($0.31 per share)						(11,078)		(11,078)
Balance at March 31, 2024	$—	35,816,760	$306	$689,468	$(162,081)	$576,648	$(130,000)	$974,341

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2023	$—	35,591,277	$306	$691,453	$(173,460)	$502,909	$(133,487)	$887,721
Net income						18,149		18,149
Other comprehensive income (loss)					19,751			19,751
Deferred compensation plan		9,196		75			(75)	—
Stock based compensation expenses		753		112			13	125
Vesting of incentive plans		62,061		(1,078)			1,078	—
Restricted share issuance		60,526		(755)			1,051	296
Restricted share forfeitures		(22,178)					(544)	(544)
Shares repurchased		(391)					(11)	(11)
Common stock dividend payment ($0.31 per share)						(11,037)		(11,037)
Balance at March 31, 2023	$—	35,701,244	$306	$689,807	$(153,709)	$510,021	$(131,975)	$914,450

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$17,789	$18,149
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(133)	3,706
Depreciation	1,416	1,348
Amortization of premium and discounts on loans, securities, deposits and debt obligations	1,408	4,090
Amortization of mortgage servicing rights, net of impairment charges/recoveries	775	1,325
Amortization of intangibles	990	1,270
Change in deferred taxes	1,338	615
Proceeds from the sale of loans held for sale	54,553	72,365
Originations of loans held for sale	(45,859)	(78,363)
Mortgage banking (loss) gain, net	(1,283)	837
Loss on sale / write-down of real estate and other assets held for sale	22	36
Gain on sale of available for sale securities	—	(34)
Loss on equity securities	37	1,445
Stock based compensation expense	687	421
Restricted stock forfeitures for taxes and option exercises	(322)	(544)
Income from bank owned life insurance	(1,185)	(994)
Changes in:
Accrued interest receivable and other assets	(11,254)	(2,838)
Other liabilities	(3,761)	(2,325)
Net cash provided by operating activities	15,218	20,509
Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	18,349	42,940
Proceeds from sale of available-for-sale securities	—	16,238
Proceeds from sale of premises and equipment, real estate and other assets held for sale	131	348
Purchases of available-for-sale securities	(93,877)	—
Net change in Federal Home Loan Bank stock	(4,315)	(7,871)
Purchases of premises and equipment, net	(1,769)	(1,789)
Investment in bank owned life insurance	526	866
Net decrease (increase) in loans receivable	44,723	(120,971)
Net cash used in investing activities	(36,232)	(70,239)
Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	34,017	(140,355)
Net change in Federal Home Loan Bank advances	(27,000)	230,000
Net cash paid for repurchase of common stock	—	(11)
Cash dividends paid on common stock	(11,078)	(11,037)
Net cash (used in) provided by financing activities	(4,061)	78,597
(Decrease) Increase in cash and cash equivalents	(25,075)	28,867
Cash and cash equivalents at beginning of period	114,756	128,160
Cash and cash equivalents at end of period	$89,681	$157,027
Supplemental cash flow information:
Interest paid	$44,871	$27,665
Income taxes paid	—	—
Initial recognition of right-of-use asset	839	25
Initial recognition of lease liability	839	25

See accompanying notes.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

March 31, 2024 and 2023

1. Basis of Presentation

Premier Financial Corp. (“Premier” or the “Company”) is a financial holding company that conducts business through its wholly-owned subsidiaries, Premier Bank (the "Bank"), and PFC Capital, LLC (“PFC Capital”). All significant intercompany transactions and balances are eliminated in consolidation. Premier’s stock is traded on the NASDAQ Global Select Market under the ticker PFC.

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

First Insurance Group of the Midwest, Inc. ("First Insurance") is a wholly-owned subsidiary of Premier that conducted business as an insurance agency that conducted business throughout Premier’s markets. First Insurance offered property and casualty insurance, life insurance and group health insurance. On June 30, 2023, the Company completed the sale of substantially all of the assets (including $24.7 million of goodwill and intangibles) of First Insurance to Risk Strategies Corporation (“Buyer”). Consideration included a combination of cash and a subordinated note resulting in net cash received of $47.4 million after certain transaction costs at closing, the assumption of certain leases, and contingent consideration subject to certain performance criteria by the Buyer to be determined after the year ended December 31, 2026. The Company recorded a pre-tax gain on sale of $36.3 million, transaction costs of $3.7 million and taxes of $8.5 million for a $24.1 million increase to equity in 2023.

PFC Risk Management Inc. (“PFC Risk Management”) was a wholly-owned insurance company subsidiary of the Company that was formed to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance was not available or economically feasible, in the insurance marketplace. Due to pending changes in tax law, PFC Risk Management was dissolved and liquidated in December 2023.

The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. Due to the ongoing impacts from the closure of large, well-known regional banks in early 2023 that led to a significant decline in bank stock prices, the Company conducted a quantitative interim goodwill impairment assessment at September 30, 2023. The impairment assessment compared the fair value of identified reporting units with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's interim assessment estimated fair value on an income approach that incorporated a discounted cash flow model that involves management assumptions and consideration of future economic forecasts available. In addition, the Company completed a qualitative evaluation at the Company's annual impairment evaluation date of November 30, 2023. Results of the annual assessment indicated no goodwill impairment as of the dates of the assessment. The Company will continue to monitor its goodwill for possible impairment.

The consolidated condensed statement of financial condition at December 31, 2023, was derived from the audited financial statements at that date, which were included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K").

The accompanying consolidated condensed financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2023 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the entire year.

2. Significant Accounting Policies

Accounting Standards Update ("ASU")

ASU No. 2023-06, Disclosure Improvements – Codification Amendments in Response to the Securities and Exchange Commission’s ("SEC") Disclosure Update and Simplification Initiative: On October 9, 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which incorporates 14 of the 27 disclosures referred by the SEC in Release No. 33-10532, “Disclosure Update and Simplification,” that was issued Aug. 17, 2018. The changes modify the disclosure or presentation requirements of a variety of topics including statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives and hedging, and secured borrowing and collateral. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment is the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. If the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the codification and not become effective for any entity. This ASU is not expected to have a material effect on the Company’s consolidated financial statements.

ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures: On November 27, 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosure,” which requires public entities to disclose significant expense categories and amounts for each reportable segment, an amount for and description of the composition of “other segment items,” the title and position of the entity’s Chief Operating Decision Maker (the "CODM") and explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and – on an interim basis – certain segment-related disclosures that previously were required only on an annual basis. This ASU clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. This ASU is not expected to have a material effect on the Company’s consolidated financial statements.

ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures: On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to address requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. This ASU is intended to improve the transparency of tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction, in addition to certain other amendments intended to improve the effectiveness of income tax disclosures. For public business entities, this ASU is effective for annual periods beginning after December 15, 2024. For other entities, this ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU is not expected to have a material effect on the Company’s consolidated financial statements.

SEC Final Rules Not Yet Adopted

The Enhancement and Standardization of Climate-Related Disclosures for Investors: On March 6, 2024, the SEC approved the final rule for these disclosures, requiring registrants to provide information about climate-related risks that materially impact or are reasonably likely to materially impact a registrant's strategy, results of operations, or financial condition. The rule applies to all SEC reporting companies and may significantly increase reporting costs and complexities, including increased data collection and development of significant internal processes and controls. The final rule includes a phased-in compliance period, effective for the Company for the fiscal year ending December 31, 2025. On March 15, 2024, the U.S. Court of Appeals granted an administrative stay of the climate-related disclosure rules recently adopted by the SEC.

3. Fair Value

FASB ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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
•
Level 3: Unobservable inputs for the asset or liability and that are significant to the fair value of assets and liabilities (i.e., allowing for situations in which there is little or no market activity for the asset or liability at the measurement date).

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available-for-sale securities – Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 2 include U.S. federal government agencies, MBS, asset-backed securities ("ABS"), corporate bonds and municipal securities. Securities in Level 1 include U.S. treasuries.

Equity securities – These securities are reported at fair value utilizing Level 1 inputs where the Company obtains fair value measurements from a broker.

Loans held for sale, carried at fair value – The Company has elected the fair value option for all loans held for sale originated after January 31, 2020.

The fair value of conventional loans held for sale is determined using the current 15-day forward contract price for either 15 or 30 year conventional mortgages (Level 2). The fair value of permanent construction loans held for sale is determined using the current 5-day forward contract price for 15 or 30 years conventional mortgages which is then adjusted for unobservable market data such as estimated fall out rates and estimated time from origination to completion of construction (Level 3).

Collateral dependent loans – Fair values for individually analyzed collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Real estate held for sale – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are then reviewed monthly by members of the asset review committee for valuation changes and are accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which may utilize a single valuation approach or a combination of approaches including cost, comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both individually analyzed collateral-dependent loans and other real estate owned ("OREO") are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal. Appraisal values are discounted from 0% to 30% to account for other factors that may impact the value of collateral. In determining the value of individually analyzed collateral dependent loans and OREO, significant unobservable inputs may be used, which include but are not limited to physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

Mortgage banking derivative – The fair value of mortgage banking derivatives is evaluated monthly based on derivative valuation models using quoted prices for similar assets adjusted for specific attributes of the commitments and other observable market data at the valuation date (Level 2).

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

Cash flow and fair value hedge derivatives – The Company periodically enters into cash flow and fair value hedge derivative instruments to hedge the risk of variability in cash flows on the Company's floating rate loan pool, fixed rate mortgage loan pool and FHLB advances. The Company uses an independent third party to perform a market valuation analysis for these derivatives (Level 2).

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$113,804	$—	$113,804
Mortgage-backed securities	—	165,940	—	165,940
Collateralized mortgage obligations	—	244,776	—	244,776
Asset-backed securities	—	177,064	—	177,064
Corporate bonds	—	62,605	—	62,605
Obligations of state and political subdivisions	—	201,756	—	201,756
US Treasuries	48,488	—	—	48,488
Equity securities	5,736	—	—	5,736
Loans held for sale, at fair value	—	13,094	124,429	137,523
Interest rate swaps	—	2,844	—	2,844
Mortgage banking derivatives - asset		256		256
Cash flow/fair value hedge derivatives	—	3,767	—	3,767
Liabilities:
Interest rate swaps	—	2,838	—	2,838
Cash flow/fair value hedge derivatives	—	39,109	—	39,109

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$101,598	$—	$101,598
Mortgage-backed securities	—	156,508	—	156,508
Collateralized mortgage obligations	—	235,767	—	235,767
Asset-backed securities	—	136,980	—	136,980
Corporate bonds	—	62,420	—	62,420
Obligations of states and political subdivisions	—	204,258	—	204,258
US Treasuries	49,177	—	—	49,177
Equity securities	5,773	—	—	5,773
Loans held for sale, at fair value	—	14,397	131,244	145,641
Interest rate swaps	—	2,867	—	2,867
Cash flow / Fair value hedge derivatives	—	299	—	299
Liabilities:
Interest rate swaps	—	2,867	—	2,867
Cash flow / Fair value hedge derivatives	—	35,392	—	35,392
Mortgage banking derivatives - liability	—	4,750	—	4,750

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023. There were no securities that were measured at Level 3 for the three months ended March 31, 2024 and 2023.

	Construction loans held for sale
	Three Months Ended March 31,
	2024	2023
Balance of recurring Level 3 assets at beginning of period	$131,244	$91,662
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(357)	5,971
Originations	19,659	23,181
Sales	(26,117)	(23,534)
Balance of recurring Level 3 assets at end of period	$124,429	$97,280

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
	(Dollars in Thousands)
Construction loans held for sale	$124,429	Adjusted secondary market pricing	Adjustments	0.00% - 0.20%

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
	(Dollars in Thousands)
Construction loans held for sale	$131,244	Adjusted secondary market pricing	Adjustments	0.00% - 0.0984%

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

The aggregate fair value of the residential mortgage loans held for sale at March 31, 2024 and December 31, 2023 was $13.1 million and $14.4 million, respectively, and they had a contractual balance of $13.6 million and $14.7 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three months ended March 31, 2024, $328,000 was recorded in losses on the sale of loans held for sale for the change in fair value. For the three months ended March 31, 2023, $367,000 was recorded in gains on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at March 31, 2024 and December 31, 2023, was $124.4 million and $131.2 million, respectively, and they had a contractual balance of $126.6 million and $133.1 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three months ended March 31, 2024, $357,000 was recorded in losses on the sale of loans held for sale for the change in fair value. For the three months ended March 31, 2023, $6.0 million was recorded in gains on the sale of loans held for sale for the change in fair value.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$11,335	$11,335
Commercial	—	—	4,593	4,593

Mortgage servicing rights	$—	$2,641	$—	$2,641

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$3,425	$3,425
Commercial	—	—	6,164	6,164

Mortgage servicing rights	$—	$2,744	$—	$2,744

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$15,928	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	20-50%	20.97%

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

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

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2024.

Subordinated Debt is valued utilizing the coupon rate, discount rate, weighted average life and duration. This debt is classified as Level 3.

The carrying value and estimated fair values of financial instruments at March 31, 2024 and December 31, 2023, were as follows:

		Fair Value Measurements at March 31, 2024
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$89,681	$89,681	$89,681	$—	$—
Federal Home Loan Bank Stock	26,075	N/A	N/A	N/A	N/A
Loans receivable, net	6,617,066	6,122,388	—	—	6,122,388
Accrued interest receivable	34,795	34,795	34,795	—	—

Financial Liabilities:
Deposits	$7,183,387	$7,169,903	$5,407,852	$1,762,051	$—
Advances from Federal Home Loan Bank	253,000	251,646	—	251,646	—
Subordinated debentures	85,261	82,724	—	—	82,724

		Fair Value Measurements at December 31, 2023
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$114,756	$114,756	$114,756	$—	$—
Federal Home Loan Bank Stock	21,760	N/A	N/A	N/A	N/A
Loans receivable, net	6,662,875	6,100,394	—	—	6,100,394
Accrued interest receivable	33,446	33,446	33,446	—	—

Financial Liabilities:
Deposits	$7,143,046	$7,099,593	$5,447,423	$1,652,170	$—
Advances from Federal Home Loan Bank	280,000	279,213	—	279,213	$—
Subordinated debentures	85,229	84,231	—	—	84,231

4. Stock Compensation Plans

Premier has established equity-based compensation plans for its directors and employees. On February 27, 2018, the Board adopted, and the shareholders approved at the 2018 Annual Shareholders Meeting, the Premier Financial Corp. 2018 Equity Incentive Plan (the “2018 Equity Plan”). The 2018 Equity Plan replaced all existing plans, although the Company’s former equity plans remain in existence to the extent there were outstanding grants thereunder at the time the 2018 Equity Plan was approved. In addition, as a result of the Company's merger (the "Merger") with United Community Federal Corp. ("UCFC"), Premier assumed certain outstanding stock options granted under UCFC’s Amended and Restated 2007 Long-Term Incentive Plan (the “UCFC 2007 Plan”) and UCFC’s 2015 Long Term Incentive Plan, which has since been renamed as the “Premier Financial Corp. 2015 Long Term Incentive Plan” (the “2015 Plan”). Premier also assumed the shares available for future issuance under the 2015 Plan as of the effective date of the Merger, with appropriate adjustments to the number of shares available to reflect the Merger. The stock options assumed from UCFC in the Merger remain subject to the terms of the 2015 Plan, but became exercisable solely to purchase shares of Premier, with appropriate adjustments to the number of shares subject to the assumed stock options and the exercise price of such stock options. Besides certain options previously issued under the First Defiance Financial Corp. 2010 Equity Incentive Plan, all awards currently outstanding are issued under the 2018 Equity Plan or the 2015 Plan. The 2018 Equity Plan and the 2015 Plan were each amended and restated in February 2022 to align certain administrative components of the plans in addition to enhancing certain governance components. New awards will be made under either the 2018 Equity Plan or the 2015 Plan as the Company determines. The 2018 Equity Plan allows for issuance of up to 900,000 common shares through the award of options, restricted stock, stock, stock appreciation rights, or other stock-based awards. The 2015 Plan allows for the issuance of up to 1.2 million common shares, as adjusted for the Merger, through the award of options, stock, restricted stock, stock units, stock appreciation rights, or performance stock awards.

Beginning in 2023, directors were able to elect to receive stock in lieu of cash for their director fees. In the first three months of 2024, the Company did not issue any shares or recognize any expense for shares. In the first three months of 2023, the Company recognized $6,000 in expense for 753 shares that were issued to directors in lieu of cash fees.

The Company maintains Long-Term Equity Incentive Plans (each, an "LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan"). Under the Executive LTIP, participants may earn between 20% to 50% of their salary for potential payout in the form of (1) equity awards based on the achievement of certain corporate performance targets over a three-year period and (2) beginning in 2023, restricted stock awards (“RSAs”). The Company granted 82,737 performance stock units ("PSUs") to the participants under the Executive LTIP during the first three months of 2024, which represents the maximum target award. The value of PSU awards issued in 2022, 2023 and 2024 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these PSUs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement of the participant. The RSAs issued under the Executive LTIP vest incrementally over three years, being fully vested upon the third anniversary of the grant date. The Company granted 28,702 RSAs under the Executive LTIP in the first quarter of 2024.

The maximum amount of compensation expense that may be earned for the PSUs at March 31, 2024 is approximately $5.7 million in the aggregate. However, the estimated expense that is expected to be earned as of March 31, 2024 is $3.8 million, of which $2.8 million was unrecognized at March 31, 2024, and will be recognized over the remaining performance periods. Expense of $176,000 was recorded during the three months ended March 31, 2024, compared to a reduction in expense of $338,000 for the three months ended March 31, 2023.

Beginning in 2022, under the Key Plan, the participants were granted RSAs based upon the achievement of certain targets in the prior year. Prior to 2022, restricted stock units ("RSUs") were issued to participants under the same plan. The participants can earn from 5% to 10% of their salary in RSAs or RSUs that vest three years from the date of grant. The Company granted 31,139 RSAs and 25,044 RSAs in the first quarter of 2024 and 2023, respectively, as a payout under the Key Plan.

In the three months ended March 31, 2024, the Company also granted 5,147 discretionary RSAs that vest over a three-year time period. Compensation expense is recognized over the performance or vesting period. Total expense of $518,000 was recorded during the three months ended March 31, 2024, compared to expense of $444,000 for the three months ended March 31, 2023. Approximately $690,000 and $1.9 million is included within other liabilities at March 31, 2024 and December 31, 2023, respectively, related to the cash portion of the Company's Short-Term Incentive Plans.

The following table sets forth Premier's performance and restricted stock activity during the three months ended March 31, 2024:

	PSUs		RSUs		RSAs
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2024	217,562	$28.75	18,625	$29.52	153,779	$25.49
Granted	82,737	19.43	—	—	64,988	19.95
Vested	(21,809)	30.35	(16,169)	28.95	(8,261)	24.78
Forfeited	(52,221)	30.34	—	—	—	—
Unvested at March 31, 2024	226,269	$24.82	2,456	$32.26	210,506	$23.81

As of March 31, 2024, 28,175 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

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

There were no options granted during the three months ended March 31, 2024 and 2023.

Following is stock option activity under the plans during the three months ended March 31, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2024	28,175	$23.18
Forfeited or cancelled	—	—
Exercised	—	—
Granted	—	—
Options outstanding, March 31, 2024	28,175	$23.18	3.01	$24,668
Exercisable at March 31, 2024	28,175	$23.18	3.01	$24,668

As of March 31, 2024, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of one month.

5. Dividends on Common Stock

Premier declared and paid a $0.31 per common stock dividend in the first three months of 2024 and declared and paid a $0.31 per common stock dividend in the first three months of 2023.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2024	2023
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$17,789	$18,149
Less: income allocated to participating securities	75	42
Net income allocated to common shareholders	17,714	18,107

Weighted average common shares outstanding including participating securities	35,772	35,649
Less: Participating securities	108	43
Average common shares	35,664	35,606

Basic earnings per common share	$0.50	$0.51
Diluted Earnings Per Share:
Net income allocated to common shareholders	$17,714	$18,107
Weighted average common shares outstanding for basic earnings per common share	35,664	35,606
Add: Dilutive effects of stock options and restricted stock units	107	113
Average shares and dilutive potential common shares	35,771	35,719

Diluted earnings per common share	$0.50	$0.51

There were 53,416 shares for the three months ended March 31, 2024 that were excluded from the diluted earnings per common share calculation as they were anti-dilutive. There were 627 shares for the three months ended March 31, 2023 that were excluded from the dilutive earnings per common share calculation as they were anti-dilutive.

7. Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At March 31, 2024
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$133,335	$10	$(19,541)	$113,804
Mortgage-backed securities	197,658	24	(31,742)	165,940
Collateralized mortgage obligations	296,001	19	(51,244)	244,776
Asset-backed securities	181,617	290	(4,843)	177,064
Corporate bonds	71,010	—	(8,405)	62,605
Obligations of state and political subdivisions	246,643	5	(44,892)	201,756
US Treasuries	55,669	—	(7,181)	48,488
Total Available-for-Sale	$1,181,933	$348	$(167,848)	$1,014,433

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At December 31, 2023
Available-for-sale
Obligations of U.S. government corporations and agencies	$120,398	$—	$(18,800)	$101,598
Mortgage-backed securities	185,675	—	(29,167)	156,508
Collateralized mortgage obligations	285,194	9	(49,436)	235,767
Asset-backed securities	142,215	270	(5,505)	136,980
Corporate bonds	71,092	—	(8,672)	62,420
Obligations of state and political subdivisions	247,204	15	(42,961)	204,258
US Treasuries	55,732	—	(6,555)	49,177
Total Available-for-Sale	$1,107,510	$294	$(161,096)	$946,708

The amortized cost and fair value of the investment securities portfolio at March 31, 2024, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBS, CMOs and ABS, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$205	$205
Due after one year through five years	82,780	75,854
Due after five years through ten years	207,422	179,181
Due after ten years	216,250	171,413
MBS/CMO/ABS	675,276	587,780
	$1,181,933	$1,014,433

Investment securities with a market value of $621.6 million and $638.2 million at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral.

The following tables summarize Premier’s securities that were in an unrealized loss position at March 31, 2024 and December 31, 2023:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At March 31, 2024
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$7,132	$(6)	$96,680	$(19,535)	$103,812	$(19,541)
Mortgage-backed securities	12,963	(54)	150,635	(31,688)	163,598	(31,742)
Collateralized mortgage obligations	12,222	(80)	223,518	(51,164)	235,740	(51,244)
Asset-backed securities	27,511	(57)	85,749	(4,786)	113,260	(4,843)
Corporate bonds	—	—	62,605	(8,405)	62,605	(8,405)
Obligations of state and political subdivisions	8,485	(89)	191,346	(44,803)	199,831	(44,892)
US Treasuries	—		48,488	(7,181)	48,488	(7,181)
Total available-for-sale	$68,313	$(286)	$859,021	$(167,562)	$927,334	$(167,848)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At December 31, 2023
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,986	$(9)	$97,612	$(18,791)	$101,598	$(18,800)
Mortgage-backed securities-residential	—	—	156,508	(29,167)	156,508	(29,167)
Collateralized mortgage obligations	—	—	229,659	(49,436)	229,659	(49,436)
Asset-backed securities	—	—	113,444	(5,505)	113,444	(5,505)
Corporate bonds	—	—	62,420	(8,672)	62,420	(8,672)
Obligations of state and political subdivisions	10,595	(111)	188,896	(42,850)	199,491	(42,961)
US Treasuries	—	—	49,177	(6,555)	49,177	(6,555)
Total available-for-sale	$14,581	$(120)	$897,716	$(160,976)	$912,297	$(161,096)

The Company had no realized gains or losses from the sale of available-for-sale securities in the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company had $34,000 in realized gains from the sale of investment securities. It is expected that the securities would not be settled at less than the amortized cost of the Company's investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Management does not intend to sell these investments and it is not expected that the Company will be required to sell the investments before recovery of its amortized cost basis.

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
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of March 31, 2024, management determined that no credit loss exists and that the unrealized losses are due to the increased interest rate environment.

At March 31, 2024 and December 31, 2023, the Company held preferred and common stock of various bank holding companies totaling $5.7 million and $5.8 million, respectively. During the three months ended March 31, 2024, a realized loss of $37,000 was recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income. During the three months ended March 31, 2023, a realized loss of $1.4 million was recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income.
8. Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics. Loans receivable consist of the following:

	March 31, 2024	December 31, 2023
	(In Thousands)
Real Estate:
Residential	$1,816,416	$1,810,265
Commercial	2,830,086	2,839,905
Construction	759,226	838,823
	5,405,728	5,488,993
Other Loans:
Commercial	1,031,037	1,056,803
Home equity and improvement	265,362	267,960
Consumer finance	187,664	193,830
	1,484,063	1,518,593
Loans before deferred loan origination fees and costs	6,889,791	7,007,586
Deduct:
Undisbursed construction loan funds	(208,923)	(281,466)
Net deferred loan origination fees and costs	12,877	13,267
Allowance for credit losses	(76,679)	(76,512)
Total loans	$6,617,066	$6,662,875

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	7,256	—	—	—	7,256
Construction	—	—	—	—	—

Other Loans:
Commercial	923	11,104	3,733	73	15,833
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$8,179	$11,104	$3,733	$73	$23,089

	December 31, 2023
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	6,407	—	—	—	6,407
Construction	—	—	—	—	—

Other Loans:
Commercial	1,297	8,781	2,309	705	13,092
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$7,704	$8,781	$2,309	$705	$19,499

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually analyzed loans. All loans 90 days and greater past due are placed on non-accrual status. The following table presents the current balance of the non-performing loans as of the dates indicated:

As of March 31, 2024	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
Residential real estate	$520	$10,690	$—
Commercial real estate	1,449	5,669	—
Construction	—	—	—
Commercial	2,924	9,597	—
Home equity and improvement	—	1,847	—
Consumer finance	—	3,483	—
Purchase credit deteriorated ("PCD")	885	1,967
Total	$5,778	$33,253	$—

As of December 31, 2023	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
Residential real estate	$572	$12,456	$—
Commercial real estate	196	5,775	—
Construction	—	—	—
Commercial	150	8,499	—
Home equity and improvement	—	1,417	—
Consumer finance	—	3,433	—
PCD	—	2,993
Total	$918	$34,573	$—

The following table presents the aging of the amortized cost in past due and non-accrual loans as of March 31, 2024, by class of loans (in thousands):

Class	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	$1,797,600	$300	$5,336	$9,432	$15,068	$11,210
Commercial	2,830,522	406	677	1,165	2,248	7,118
Construction	550,303	—	—	—	—	—

Other Loans:
Commercial	1,019,317	4,428	12	3,316	7,756	12,521
Home equity and improvement	260,184	2,245	203	1,265	3,713	1,847
Consumer finance	182,408	3,187	1,237	2,998	7,422	3,483
PCD	13,902	227	661	2,414	3,302	2,852

Total Loans	$6,654,236	$10,793	$8,126	$20,590	$39,509	$39,031

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

Of the loans modified as of March 31, 2024, $7.0 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the three months ended March 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

	Loans Modifications Made to Borrowers Experiencing Financial Difficulty Three Months Ended March 31, 2024
	(Dollars in Thousands)
	Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category
Real Estate:
Residential	$—	—
Commercial	352	0.01%
Construction	—	—

Other Loans:
Commercial	7,758	0.75%
Home equity and improvement	—	—
Consumer finance	—	—

Total	$8,110

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Real Estate:
Commercial	-Term extended 6 months
Other Loans:
Commercial	-Demand Line termed out to 10 year term -Demand Line termed out to 5 year term -Term extended 5 months
-Demand Line termed out to 192 months -Term extended 189 months

Rate Reduction
Loan Type	Financial Effect
Other Loans:
Commercial	-Interest rate reduction 10.5% to 8.5% -Interest rate reduction 11% (tied to prime) to 8.25% fixed

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no modification loans that had a payment default during the quarter ended March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Five of the modified loans are current and three modified loans pertaining to two commercial relationships are on nonaccrual status as of March 31, 2024.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are analyzed individually by classifying the loans by credit risk. This analysis includes all non-homogeneous loans, such as commercial and commercial real estate loans and certain homogeneous mortgages, home equity and consumer loans. This analysis is performed on a quarterly basis. Premier uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,799,974	$487	$12,207	$—	$12,207	$1,812,668
Commercial	2,753,838	53,456	25,476	—	25,476	2,832,770
Construction	542,803	7,500	—	—	—	550,303

Other Loans:
Commercial	945,021	32,487	49,565	—	49,565	1,027,073
Home equity and improvement	262,046	—	1,851	—	1,851	263,897
Consumer finance	186,543	—	3,287	—	3,287	189,830
PCD	12,006	2,485	2,713	—	2,713	17,204

Total Loans (1)	$6,502,231	$96,415	$95,099	$—	$95,099	$6,693,745

(1) Total loans are net of undisbursed funds and deferred fees and costs.

As of December 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,791,663	$594	$13,950	$—	$13,950	$1,806,207
Commercial	2,765,898	50,784	26,277	—	26,277	2,842,959
Construction	549,867	7,490	—	—	—	557,357

Other Loans:
Commercial	975,233	57,634	21,936	—	21,936	1,054,803
Home equity and improvement	264,663	—	1,418	—	1,418	266,081
Consumer finance	192,774	—	3,233	—	3,233	196,007
PCD	12,899	197	2,877	—	2,877	15,973

Total Loans (1)	$6,552,997	$116,699	$69,691	$—	$69,691	$6,739,387

(1) Total loans are net undisbursed loan funds and deferred fees and costs

The following tables present the amortized cost basis of loans by credit quality indicator and class of loans as of March 31, 2024 and December 31, 2023 (in thousands).

	Term of loans by origination
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of March 31, 2024

Real Estate
Residential:
Current-period gross charge-offs	$—	$—	$14	$21	$6	$20	$—	$61
Risk Rating
Unclassified	$24,361	$52,282	$633,439	$419,394	$297,589	$371,037	$1,872	$1,799,974
Special Mention	—	—	—	—	167	320	—	487
Substandard	—	521	1,864	2,501	1,809	5,512	—	12,207
Doubtful	—	—	—	—	—	—	—	—
Total	$24,361	$52,803	$635,303	$421,895	$299,565	$376,869	$1,872	$1,812,668

Commercial:
Current-period gross charge-offs	$—	$—	$—	$13	$—	$—	$—	$13
Risk Rating
Unclassified	$25,150	$181,078	$636,688	$511,429	$457,970	$923,289	$18,234	$2,753,838
Special Mention	—	472	10,785	28,543	3,292	9,722	642	53,456
Substandard	—	—	742	3,460	221	21,000	53	25,476
Doubtful	—	—	—	—	—	—	—	—
Total	$25,150	$181,550	$648,215	$543,432	$461,483	$954,011	$18,929	$2,832,770

Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating
Unclassified	$3,178	$61,874	$316,658	$127,431	$32,458	$1,204	$—	$542,803
Special Mention	—	—	7,500	—	—	—	—	7,500
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$3,178	$61,874	$324,158	$127,431	$32,458	$1,204	$—	$550,303

Other Loans
Commercial:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$59	$59
Risk Rating
Unclassified	$22,699	$112,043	$234,679	$139,766	$47,047	$49,932	$338,855	$945,021
Special Mention	72	1,912	3,961	12,232	531	3,880	9,899	32,487
Substandard	—	7,461	1,833	12,410	10,218	3,940	13,703	49,565
Doubtful	—	—	—	—	—	—	—	—
Total	$22,771	$121,416	$240,473	$164,408	$57,796	$57,752	$362,457	$1,027,073

Home equity and Improvement:
Current-period gross charge-offs	$—	$—	$—	$1	$—	$—	$80	$81
Risk Rating
Unclassified	$2,793	$18,446	$23,796	$17,419	$4,261	$28,025	$167,306	$262,046
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	84	—	—	381	1,386	1,851
Doubtful	—	—	—	—	—	—	—	—
Total	$2,793	$18,446	$23,880	$17,419	$4,261	$28,406	$168,692	$263,897

Consumer Finance:
Current-period gross charge-offs	$—	$66	$226	$100	$18	$27	$—	$437
Risk Rating
Unclassified	$13,052	$39,834	$90,705	$20,219	$9,925	$7,300	$5,508	$186,543
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	344	1,451	569	369	351	203	3,287
Doubtful	—	—	—	—	—	—	—	—
Total	$13,052	$40,178	$92,156	$20,788	$10,294	$7,651	$5,711	$189,830

PCD:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$52	$—	$52
Risk Rating
Unclassified	$—	$—	$—	$—	$—	$11,494	$512	$12,006
Special Mention	—	—	—	—	—	174	2,311	2,485
Substandard	—	—	—	—	—	2,713	—	2,713
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$14,381	$2,823	$17,204

	Term of loans by origination
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023

Real Estate
Residential:
Current-period gross charge-offs	$—	$3	$218	$—	$6	$93	$—	$320
Risk Rating
Unclassified	$46,218	$625,993	$430,801	$305,077	$86,103	$296,317	$1,154	$1,791,663
Special Mention	—	—	—	170	33	391	—	594
Substandard	431	2,757	2,267	2,061	1,031	5,403	—	13,950
Doubtful	—	—	—	—	—	—	—	—
Total	$46,649	$628,750	$433,068	$307,308	$87,167	$302,111	$1,154	$1,806,207

Commercial:
Current-period gross charge-offs	$—	$—	$—	$274	$399	$1,632	$14	$2,319
Risk Rating
Unclassified	$187,446	$619,860	$516,527	$470,751	$305,114	$647,079	$19,121	$2,765,898
Special Mention	—	10,361	28,743	3,324	83	8,124	149	50,784
Substandard	—	732	3,489	232	1,751	20,043	30	26,277
Doubtful	—	—	—	—	—	—	—	—
Total	$187,446	$630,953	$548,759	$474,307	$306,948	$675,246	$19,300	$2,842,959

Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating
Unclassified	$51,807	$322,097	$125,035	$44,114	$6,814	$—	$—	$549,867
Special Mention	—	7,490	—	—	—	—	—	7,490
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$51,807	$329,587	$125,035	$44,114	$6,814	$—	$—	$557,357

Other Loans
Commercial:
Current-period gross charge-offs	$—	$57	$—	$1	$498	$65	$1,713	$2,334
Risk Rating
Unclassified	$121,527	$248,455	$148,220	$50,554	$28,427	$26,799	$351,251	$975,233
Special Mention	9,551	2,475	14,625	10,670	1,607	3,805	14,901	57,634
Substandard	—	929	11,205	767	991	1,170	6,874	21,936
Doubtful	—	—	—	—	—	—	—	—
Total	$131,078	$251,859	$174,050	$61,991	$31,025	$31,774	$373,026	$1,054,803

Home equity and Improvement:
Current-period gross charge-offs	$—	$—	$—	$—	$7	$30	$123	$160
Risk Rating
Unclassified	$19,554	$24,870	$18,061	$4,405	$2,935	$26,904	$167,934	$264,663
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	119	14	—	—	255	1,030	1,418
Doubtful	—	—	—	—	—	—	—	—
Total	$19,554	$24,989	$18,075	$4,405	$2,935	$27,159	$168,964	$266,081

Consumer Finance:
Current-period gross charge-offs	$—	$437	$260	$185	$95	$450	$51	$1,478
Risk Rating
Unclassified	$44,735	$98,287	$22,588	$11,067	$7,337	$1,706	$7,054	$192,774
Special Mention	—	—	—	—	—	—	—	—
Substandard	282	1,476	593	505	281	93	3	3,233
Doubtful	—	—	—	—	—	—	—	—
Total	$45,017	$99,763	$23,181	$11,572	$7,618	$1,799	$7,057	$196,007

PCD:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$122	$31	$153
Risk Rating
Unclassified	$—	$—	$—	$—	$114	$12,264	$521	$12,899
Special Mention	—	—	—	—	—	197	—	197
Substandard	—	—	—	—	—	2,562	315	2,877
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$114	$15,023	$836	$15,973

Allowance for Credit Losses

The Company has adopted ASU 2016-13 (Topic 326 – Credit Losses) to calculate the allowance for credit loss ("ACL"), which requires a projection of credit loss over the contract lifetime of the credit adjusted for prepayment tendencies. This valuation account is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loan. The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans.

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable and is considered by the Company’s management as likely to fund over the life of the instrument. At March 31, 2024, the Company had $1.3 billion in unfunded commitments and set aside $3.6 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

The following table discloses ACL activity for the three months ended March 31, 2024 and 2023 by portfolio segment (in thousands):

Three Months Ended March 31, 2024	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,215	$36,053	$3,159	$15,489	$2,703	$1,893	$76,512
Charge-Offs	(61)	(13)	—	(82)	(81)	(466)	(703)
Recoveries	9	7	—	216	14	64	310
Provisions	3,047	(2,907)	(815)	254	228	753	560
Ending Allowance	$20,210	$33,140	$2,344	$15,877	$2,864	$2,244	$76,679

Three Months Ended March 31, 2023	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$16,711	$34,218	$4,025	$11,769	$4,044	$2,049	$72,816
Charge-Offs	(5)	(1,669)	—	(511)	(79)	(449)	(2,713)
Recoveries	22	12	—	96	21	75	226
Provisions	1,501	1,270	(143)	1,171	(332)	477	3,944
Ending Allowance	$18,229	$33,831	$3,882	$12,525	$3,654	$2,152	$74,273

Purchased Credit Deteriorated Loans

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$9,692	$143	$9,882	$126
Commercial	1,947	46	2,040	50
Construction	—	—	—	—
	11,639	189	11,922	176
Other Loans:
Commercial	3,937	244	1,968	351
Home equity and improvement	1,465	27	1,879	54
Consumer finance	163	6	204	5
	5,565	277	4,051	410
Total	$17,204	$466	$15,973	$586

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $12.1 million as of March 31, 2024, and $7.9 million as of December 31, 2023.

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Mortgage banking gain (loss), net	$1,283	$(837)
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,842	1,888
Amortization of mortgage servicing rights	(1,238)	(1,219)
Mortgage servicing rights valuation adjustments	463	(106)
	1,067	563

Net revenue (expense) from sale and servicing of mortgage loans	$2,350	$(274)

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.89 billion at both March 31, 2024 and December 31, 2023.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$19,452	$21,858
Loans sold, servicing retained	707	808
Amortization	(1,238)	(1,219)
Carrying value before valuation allowance at end of period	18,921	21,447

Valuation allowance:
Balance at beginning of period	(756)	(687)
Impairment recovery (charges)	463	(106)
Balance at end of period	(293)	(793)
Net carrying value of MSRs at end of period	$18,628	$20,654
Fair value of MSRs at end of period	$27,599	$28,165

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company had no accrual for secondary market buy-back activity at March 31, 2024 or December 31, 2023 based on management’s estimate of potential losses from this activity. There was no expense or credit recognized in the three months ended March 31, 2024 and 2023.

10. Leases

The Company’s lease agreements have maturity dates ranging from April 2024 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for operating leases was 12.79 years as of March 31, 2024 and 13.27 years as of December 31, 2023. The weighted average remaining life of the lease term for finance leases was 6.74 years as of March 31, 2024 and

6.87 years as of December 31, 2023. The weighted average discount rate for operating leases was 2.66% as of March 31, 2024 and 2.58% as of December 31, 2023. The weighted average discount rate for finance leases was 4.71% as of March 31, 2024 and 4.81% as of December 31, 2023.

The total operating lease costs were $610,000 for the three months ended March 31, 2024 and $681,000 for the three months ended March 31, 2023, respectively. The right-of-use asset, included in other assets, were $14.0 million and $13.5 million at March 31, 2024 and December 31, 2023, respectively. The lease liabilities, included in other liabilities, were $14.4 million and $13.9 million as of March 31, 2024 and December 31, 2023, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(In Thousands)	March 31, 2024
Remainder of 2024	$1,893
2025	1,593
2026	1,348
2027	1,270
2028	1,126
Thereafter	9,637
Total undiscounted minimum lease payments	16,867
Present value adjustment	(2,418)
Total lease liabilities	$14,449

11. Deposits

A summary of deposit balances is as follows:

	March 31, 2024	December 31, 2023
	(In Thousands)
Non-interest-bearing checking accounts	$1,467,161	$1,591,979
Interest-bearing checking and money market accounts	3,284,200	3,177,369
Savings deposits	656,491	678,076
Retail certificates of deposit less than $250,000	851,361	827,479
Retail certificates of deposit greater than $250,000	555,392	526,199
Brokered deposits	368,782	341,944
	$7,183,387	$7,143,046

12. Borrowings

The Company's FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	March 31, 2024	December 31, 2023
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$125,000	$125,000
Overnight advances	128,000	155,000
Total	$253,000	$280,000
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$49,178	$49,146

At March 31, 2024, the Company had $253.0 million of outstanding FHLB advances with maturity dates in 2024. There was $280.0 million in outstanding FHLB advances at December 31, 2023 with maturity dates in 2024. The Company's available borrowing capacity at the FHLB was $1.4 billion as of March 31, 2024 and $2.0 billion as of December 31, 2023, respectively. The Company has an available credit line at the Federal Reserve Bank Discount Window of $691.0 million and $531.5 million as of March 31, 2024 and December 31, 2023, respectively, which has not been drawn upon. The Company also has a $50.0 million credit line at US Bank as of March 31, 2024 and December 31, 2023, respectively, which also was not drawn upon.

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

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore, the trust is not consolidated in the Company’s financial statements, but rather the Subordinated Debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month SOFR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 7.09% as of March 31, 2024, and 7.15% as of December 31, 2023.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month SOFR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 6.97% and 7.03% on March 31, 2024 and December 31, 2023, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	March 31, 2024	December 31, 2023
Commitments to make loans	$508,329	$407,532
Unused lines of credit	1,053,413	1,024,838
Standby letters of credit	21,126	17,500
Total	$1,582,868	$1,449,870

Commitments to make loans are generally made for periods of 60 days or less.

14. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the states of Indiana and West Virginia. The Company is no longer subject to examination by income taxing authorities for years before 2020. The Company also currently operates in the states of Ohio, Michigan and Pennsylvania which tax financial institutions based on their equity rather than their income.

The components of income tax expense are as follows:

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands)
Current:
Federal	$2,972	$3,352
State and local	204	136
Deferred	1,338	615
	$4,514	$4,103

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands)
Tax expense at statutory rate (21%)	$4,684	$4,673
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	161	107
Tax exempt interest income, net of TEFRA	(41)	(140)
Bank owned life insurance	(356)	(298)
Captive insurance	—	(92)
Other	66	(147)
Total	$4,514	$4,103

15. Derivative Financial Instruments

At March 31, 2024, the Company had approximately $34.5 million of interest rate lock commitments and $355.0 million of forward sales of mortgage backed securities. These commitments are considered derivatives. The Company had $12.1 million of interest rate lock commitments and $385.0 million of forward commitments at December 31, 2023.

The fair value of these mortgage banking derivatives is reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instrument assets:

	March 31, 2024	December 31, 2023
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$256	$(4,750)

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative carrying value at March 31, 2024 and 2023 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – (Loss) Gain	$5,006	$(2,697)

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $91.1 million and fair value of $2.8 million in other assets and $2.8 million in other liabilities at March 31, 2024. As of December 31, 2023, the Company had interest rate swaps associated with commercial loans with a notional value of $83.7 million and fair value of $2.9 million in other assets and $2.9 million in other liabilities. For the three months ended March 31, 2024, $33,000 flowed through noninterest income. For the three months ended March 31, 2023, $191,000 flowed through noninterest income.

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

An interest rate swap with notional amount totaling $250.0 million as of March 31, 2024 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified benchmark interest rate on the Company’s floating rate loan pool. The specified benchmark interest rate switched from LIBOR to SOFR after June 30, 2023. The gross aggregate fair value of the swap of $39.1 million is recorded in other liabilities in the unaudited Consolidated Balance Sheets at March 31, 2024, with changes in fair value recorded net of tax in other comprehensive income (loss). As of December 31, 2023, the gross aggregate fair value of the swap of $34.6 million was recorded in other liabilities in the Consolidated Balance Sheets. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	March 31, 2024	December 31, 2023

Notional amount	$250,000	$250,000
Weighted average fixed receive rates	1.437%	1.437%
Weighted average variable 1-month SOFR pay rates	5.455%	5.475%
Weighted average remaining maturity (in years)	6.6	6.9
Fair value	$(39,109)	$(34,575)

Three $125.0 million interest rate swaps with a notional amount totaling $375.0 million as of March 31, 2024 were designated as fair value hedges to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the $1.3 billion associated pool of fixed rate mortgages. The gross aggregate fair value of the swaps of $2.8 million are recorded in other assets in the unaudited Consolidated Balance Sheets at March 31, 2024, with changes in fair value offsetting to the fixed rate mortgage loan pool. As of December 31, 2023, the gross aggregate fair value of the swap of $0.8 million was recorded in other assets in the Consolidated Balance Sheets. The Company expects the hedges to remain effective during the remaining terms of the swaps. A summary of the interest rate swaps designated as fair value hedges are presented below (dollars in thousands):

	March 31, 2024	December 31, 2023

Notional amount Fair Value Hedge	$375,000	$375,000
Weighted average fixed pay rates	4.113%	4.113%
Weighted average variable SOFR receive rates	5.329%	5.350%
Weighted average remaining maturity (in years)	1.9	2.2
Fair value	$2,821	$(817)

An interest rate swap with a notional amount totaling $125.0 million as of March 31, 2024 was designated as a cash flow hedge to hedge the risk of variability in cash flows attributable to changes in the contractually specified benchmark interest rate on the Company’s short-term fixed rate FHLB advances. The gross aggregate fair value of the swap of $0.9 million is recorded in other assets in the unaudited Consolidated Balance Sheets at March 31, 2024, with changes recorded net of tax in other comprehensive income (loss). As of December 31, 2023, the gross aggregate fair value of the swaps of $0.3 million was recorded in other liabilities in the Consolidated Balance Sheets. The Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	March 31, 2024	December 31, 2023

Notional amount Cash Flow Hedge	$125,000	$125,000
Weighted average fixed pay rates	4.160%	4.160%
Weighted average variable SOFR receive rates	5.329%	5.350%
Weighted average remaining maturity (in years)	1.1	1.4
Fair value	$946	$300

16. Other Comprehensive Income (Loss)

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

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended March 31, 2024
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(6,696)	$1,406	$(5,290)
Reclassification adjustment for net gains included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(6,024)	1,265	(4,759)
Reclassification adjustment for net loss included in net income	2,136	(449)	1,687
Total other comprehensive income (loss)	$(10,584)	$2,222	$(8,362)

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended March 31, 2023
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$18,399	$(3,864)	$14,535
Reclassification adjustment for net gains included in net income	(34)	7	(27)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	8,586	(1,803)	6,783
Reclassification adjustment for net gains included in net income	(1,949)	409	(1,540)
Total other comprehensive income (loss)	$25,002	$(5,251)	$19,751

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Cash Flow Hedge Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2024	$(127,033)	$393	$(27,079)	$(153,719)
Other comprehensive income (loss) before reclassifications	(5,290)	—	(4,759)	(10,049)
Amounts reclassified from accumulated other comprehensive income	—	—	1,687	1,687

Net other comprehensive income (loss) during period	(5,290)	—	(3,072)	(8,362)

Balance March 31, 2024	$(132,323)	$393	$(30,151)	$(162,081)

Balance January 1, 2023	$(142,236)	$402	$(31,626)	$(173,460)
Other comprehensive income (loss) before reclassifications	14,535	—	6,783	21,318
Amounts reclassified from accumulated other comprehensive income	(27)	—	(1,540)	(1,567)

Net other comprehensive income (loss) during period	14,508	—	5,243	19,751

Balance March 31, 2023	$(127,728)	$402	$(26,383)	$(153,709)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This quarterly report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These statements may include, but are not limited to, statements regarding projections, forecasts, goals and plans of Premier and its management, future movements of interests, loan or deposit production levels, future credit quality ratios, future strength in the market area, and growth projections. These statements do not describe historical or current facts and may be identified by words such as “intend,” “intent,” “believe,” “expect,” “estimate,” “target,” “plan,” “anticipate,” or similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “can,” or similar verbs. There can be no assurances that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Premier or any other persons, that our objectives and plans will be achieved.

Forward-looking statements involve numerous risks and uncertainties, any one or more of which could affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. These risks and uncertainties include, but not limited to: financial markets, our customers, and our business and results of operation; changes in interest rates; disruptions in the mortgage market; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty; uncertainty in U.S. fiscal or monetary policy, including interest rate policies of the Federal Reserve; uncertainty concerning or disruptions relating to tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; increasing competition for financial products from other financial institutions and nonbank financial technology companies; future interest rates and changes or volatility in interest rate levels; legislative or regulatory rulemaking or actions; capital market conditions; security breaches or unauthorized disclosure of confidential customer or Company information; interruptions in the effective operation of information and transaction processing systems of Premier or Premier’s vendors and service providers; failures or delays in integrating or adopting new technology; the impact of the cessation of LIBOR interest rates and implementation of a replacement rate; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including our 2023 Form 10-K and any amendments thereto. Any one or more of these factors have affected or could in the future affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three months ended March 31, 2024 and 2023.

Reconciliations of Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Net interest income (GAAP)	$49,574	$56,287
Add: FTE adjustment	75	104
Net interest income on a FTE basis (1)	$49,649	$56,391

Non-interest income-less securities gains/losses (2)	$12,533	$13,873
Non-interest expense (3)	39,900	42,791
Average interest-earning assets net of average
unrealized gains/losses on securities (4)	7,956,887	7,790,848

Ratios:
Net interest margin (1) / (4)	2.50%	2.90%
Efficiency ratio (3) / (1) + (2)	64.17%	60.90%

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

Premier has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. Premier determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the three months ended March 31, 2024.

General

Premier is a financial holding company that conducts business through its wholly-owned subsidiaries, the Bank and PFC Capital.

The Bank is an Ohio state-chartered bank headquartered in Youngstown, Ohio. It conducts operations through 76 banking center offices, 9 loan offices and serves clients through a team of wealth professionals. These operations are located in Ohio, Michigan, Indiana and Pennsylvania. The Bank provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

PFC Capital was formed as an Ohio limited liability company in 2016 for the purpose of providing mezzanine funding for customers. Mezzanine loans are offered by PFC Capital to customers in the Company’s market area and are expected to be repaid from the cash flow from operations of the business.

First Insurance was an insurance agency that conducted business throughout the Company’s markets prior to July 1, 2023. First Insurance offered property and casualty insurance, life insurance and group health insurance. Substantially all the assets of First Insurance were sold to the Buyer on June 30, 2023.

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

Changes in Financial Condition

The Company's total assets increased $5.1 million, totaling $8.6 billion at March 31, 2024 and December 31, 2023. The increase is primarily attributable to an increase in securities partially offset by a decline in loans. The increase in securities was funded by an increase in deposits partially offset by a decline in advances from the FHLB.

Securities increased $67.7 million to $1.0 billion at March 31, 2024 from $946.7 million at December 31, 2023 as excess cash flows were redeployed into higher yielding securities. Equity securities decreased $37,000 to $5.7 million in the first three months of 2024 compared to $5.8 million at December 31, 2023.

Goodwill was $295.6 million at March 31, 2024 and December 31, 2023. Intangibles decreased $990,000 to $11.2 million at March 31, 2024, compared to $12.2 million at December 31, 2023, as a result of amortization in the first quarter.

Deposits increased $40.3 million from $7.1 billion at December 31, 2023 to $7.2 billion as of March 31, 2024. Non-interest bearing deposits decreased $124.8 million since December 31, 2023 to $1.5 billion during the three months ended March 31, 2024, while non-brokered interest-bearing deposits grew $138.3 million to $5.3 billion during the same period. Brokered deposits increased $26.8 million in the three months ended March 31, 2024 to $368.8 million compared to $341.9 million at December 31, 2023.

Stockholders’ equity decreased $1.3 million from $975.6 million at December 31, 2023 to $974.3 million at March 31, 2024. The decrease in stockholders’ equity was primarily due to a decrease in accumulated other comprehensive income (“AOCI”) primarily related to an after-tax $5.3 million valuation adjustment on the available-for-sale securities portfolio. At March 31, 2024, 1,199,634 common shares remained available for repurchase under the Company’s existing repurchase program.

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

	Three Months Ended March 31,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$6,745,823	$87,603	5.19%	$6,535,080	$76,063	4.66%
Securities	1,152,346	7,671	2.66	1,190,359	7,359	2.49
Interest bearing deposits	34,924	609	6.98	35,056	444	5.07
FHLB stock	23,794	534	8.98	30,353	394	5.19
Total interest-earning assets	7,956,887	96,417	4.85	7,790,848	84,260	4.33
Non-interest-earning assets	635,060			642,252
Total assets	$8,591,947			$8,433,100

Interest-bearing liabilities:
Deposits	$5,650,823	$42,567	3.01%	$5,078,510	$21,458	1.69%
FHLB advances and other	246,846	3,039	4.92	467,311	5,336	4.57
Subordinated debentures	85,242	1,162	5.45	85,114	1,075	5.05
Notes payable	—	—	—	—	—	—
Total interest-bearing liabilities	5,982,911	46,768	3.13	5,630,935	27,869	1.98
Non-interest bearing deposits	1,493,520	—	—	1,755,011	—	—
Total including non-interest bearing demand deposits	7,476,431	46,768	2.50	7,385,946	27,869	1.51
Other non-interest-bearing liabilities	140,956			145,567
Total liabilities	7,617,387			7,531,513
Stockholders’ equity	974,560			901,587
Total liabilities and stockholders’ equity	$8,591,947			$8,433,100
Net interest income; interest rate spread		$49,649	1.72%		$56,391	2.35%
Net interest margin (3)			2.50%			2.90%
Average interest-earning assets to average interest-bearing liabilities			133%			138%

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

Results of Operations

Three months ended March 31, 2024 and 2023

For the three months ended March 31, 2024, the Company reported net income of $17.8 million compared to net income of $18.1 million for the three months ended March 31, 2023. On a per share basis, basic and diluted earnings per common share were $0.50 for the three months ended March 31, 2024 and basic and diluted earnings per common share were $0.51 for the three months ended March 31, 2023. The changes from 2023 to 2024 are primarily due to the sale of First Insurance on June 30, 2023 and fluctuations in interest on loans and deposits, provision for credit losses, and mortgage banking income, which are described in further detail below.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $49.6 million for the quarter ended March 31, 2024, down from $56.3 million for the same period in 2023. Average earning assets for the quarter ended March 31, 2024 were $8.0 billion compared to $7.8 billion for the quarter ended March 31, 2023. The tax-equivalent net interest margin was 2.50% for the quarter ended March 31, 2024, a decrease of 40 basis points from 2.90% for the same period in 2023. The decrease in margin between the 2024 and 2023 quarters was primarily due to funding cost increasing at a faster pace than the Company earned on assets. The yield on interest-earning assets increased 52 basis points to 4.85% for the quarter ended March 31, 2024 compared to 4.33% for the same period in 2023. The cost of interest-bearing liabilities between the two periods increased 115 basis points to 3.13% in the first quarter of 2024 from 1.98% in the first quarter of 2023.

Interest income increased $12.2 million to $96.3 million for the quarter ended March 31, 2024, from $84.2 million for the quarter ended March 31, 2023. This increase is primarily due to an increase in interest on loans. Income from loans increased to $87.6 million for the quarter ended March 31, 2024, compared to $76.1 million for the same period in 2023 due to an increase in average loan balances to $6.7 billion for the three months ended March 31, 2024 from $6.5 billion for the first quarter of 2023. The yield on loans increased 53 basis points in the first quarter of 2024 to 5.19% compared to 4.66% in the first quarter of 2023. Interest income from investments increased $341,000 to $7.6 million in the first quarter of 2024 compared to $7.3 million for the same period in 2023. This is primarily due to an increase in the yield on securities of 17 basis points to 2.66% for the three months ended March 31, 2024, compared to 2.49% for the same period in 2023, partially offset by a decrease in average balance of $38.0 million. Income from interest-earning deposits increased to $609,000 in the first quarter of 2024 compared to $444,000 for the same period in 2023. Average balances on interest-earning deposits decreased $132,000 to $34.9 million in the first quarter of 2024 from $35.0 million for the same period in 2023. The yield earned on interest-earning deposits increased 191 basis points in the first quarter of 2024 compared to the same period in 2023.

Interest expense increased $18.9 million to $46.8 million in the first quarter of 2024 compared to $27.9 million for the same period in 2023. An increase in the cost of interest-bearing liabilities of 115 basis points is the primary reason for this change. Interest expense related to interest-bearing deposits was $42.6 million in the first quarter of 2024 compared to $21.5 million for the same period in 2023. Interest expense recognized by the Company related to FHLB advances was $3.0 million in the first quarter of 2024 compared to $5.3 million for the same period in 2023. Expenses on subordinated debentures increased to $1.2 million in the first quarter of 2024 compared to $1.1 million for the same period in 2023 due to increased rates on the variable-rate junior subordinated debentures.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $4.5 million as of March 31, 2024, and $4.3 million as of December 31, 2023.

The second component is a general reserve, which is used to record credit loss reserves for groups of homogeneous loans in which the Company estimates the potential losses over the contractual lifetime of the loan adjusted for prepayment tendencies. In addition, the future economic environment is incorporated in projection with loss expectations to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast. For purposes of the general reserve analysis, the six loan portfolio segments are further segregated into fifteen different loan pools to allocate the ACL. Residential real estate is further segregated into owner occupied and nonowner occupied for ACL. Commercial real estate is split into owner occupied, nonowner occupied, multifamily, agriculture land and other commercial real estate. Commercial credits are comprised of commercial working capital, agriculture production and other commercial credits. Construction is broken out into construction other and residential construction and consumer is broken out into consumer direct, consumer indirect and home equity. The Company utilizes three different methodologies to analyze loan pools.

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

The quantitative general allowance increased to $31.2 million at March 31, 2024, up from $28.1 million at December 31, 2023. As a part of the CECL model in certain calculations, especially DCF, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans in addition to the fluctuation of loan balances. The increase in the quantitative general allowance during 2024 is attributed to changes in prepayment speeds, unemployment forecasts, risk migration and loss rates.

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

The qualitative analysis indicated a general reserve of $41.0 million at March 31, 2024, compared to $44.1 million at December 31, 2023. Overall, the factors decreased in the first quarter as a result of the twelve month trend showing improvement in the economic and environmental factors listed above.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.42% for construction other loans to 1.44% for CRE owner occupied loans at March 31, 2024.

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of March 31, 2024 is $17.2 million and $466,000, respectively.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the change in net charge-offs in the quarter, the Company’s provision for credit losses for the three months ended March 31, 2024 was an expense of $560,000. This is compared to an expense of $3.9 million for the three months ended March 31, 2023. The ACL was $76.7 million at March 31, 2024 and $76.5 million at December 31, 2023. The ACL represented 1.15% of loans, net of undisbursed loan funds and deferred fees and costs at March 31, 2024, compared to 1.14% at December 31, 2023. In management’s opinion, the overall ACL of $76.7 million as of March 31, 2024 is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three months ended March 31, 2024, total write-downs of real estate held for sale and other repossessed assets were $22,000. Management believes that the values recorded at March 31, 2024 for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $95.1 million at March 31, 2024, compared to $69.7 million at December 31, 2023, an increase of $25.4 million, mainly due to one commercial relationship. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at March 31, 2024 were appropriate. Of the $39.0 million in non-accrual loans at March 31, 2024, $18.4 million, or 47.2%, are less than 90 days past due. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at March 31, 2024 and December 31, 2023 by category, were as follows:

	March 31,	December 31,
	2024	2023
	(In Thousands)
Non-performing loans:
Residential real estate	$11,210	$13,028
Commercial real estate	7,118	5,971
Construction	—	—
Commercial	12,521	8,649
Home equity and improvement	1,847	1,417
Consumer finance	3,483	3,433
PCD	2,852	2,993
Total non-performing loans	39,031	35,491

Real estate owned	255	243
Total repossessed assets	255	243

Total nonperforming assets	$39,286	$35,734

Total nonperforming assets as a percentage of total assets	0.46%	0.41%
Total nonperforming assets as a percentage of total loans plus OREO*	0.59%	0.53%
ACL as a percent of total nonperforming assets	195.18%	214.12%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans account for 7.31% of non-performing loans at March 31, 2024. Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 1.21% of the total loans in that category at March 31, 2024, compared to 0.82% for the same category at December 31, 2023. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.25% of the total loans in this category at March 31, 2024, compared to 0.21% at December 31, 2023. Non-performing loans in the residential loan category represented 0.62% of the total loans in that category at March 31, 2024, compared to 0.72% for the same category at December 31, 2023.

The Bank’s Special Assets Committee meets monthly to review the status of work-out strategies for all criticized relationships, which includes all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Special Assets Committee makes recommendations regarding proposed charge-offs, which are then approved by the Special Assets Committee.

The following tables detail net charge-offs/recoveries and non-accrual loans by loan type.

	For the Three Months Ended March 31, 2024		As of March 31, 2024
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$52	13.23%	$11,210	28.72%
Commercial real estate	6	1.53%	7,118	18.24%
Construction	—	—	—	—
Commercial	(157)	(39.95)%	12,521	32.08%
Home equity and improvement	67	17.05%	1,847	4.73%
Consumer finance	375	95.42%	3,483	8.92%
PCD	50	12.72%	2,852	7.31%
Total	$393	100.00%	$39,031	100.00%

	For the Three Months Ended March 31, 2023		As of December 31, 2023
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$(16)	(0.64)%	$13,028	36.71%
Commercial real estate	1,657	66.63%	5,971	16.82%
Construction	—	—	—	—
Commercial	402	16.16%	8,649	24.37%
Home equity and improvement	3	0.12%	1,417	4.00%
Consumer finance	375	15.08%	3,433	9.67%
PCD	66	2.65%	2,993	8.43%
Total	$2,487	100.00%	$35,491	100.00%

	1st Qtr 2024	4th Qtr 2023	3rd Qtr 2023	2nd Qtr 2023	1st Qtr 2023
	(In Thousands)
Allowance at beginning of period	$76,512	$76,513	$75,921	$74,273	$72,816
Provision for credit losses	560	2,143	245	1,410	3,944
Charge-offs:
Residential	61	20	12	283	5
Commercial real estate	13	561	69	20	1,669
Construction	—	—	—	—	—
Commercial	58	1,578	256	2	498
Home equity and improvement	81	(23)	38	121	24
Consumer finance	438	478	280	271	449
PCD	52	32	6	47	68
Total charge-offs	703	2,646	661	744	2,713
Recoveries	310	502	1,008	982	226
Net charge-offs (recoveries)	393	2,144	(347)	(238)	2,487
Ending allowance	$76,679	$76,512	$76,513	$75,921	$74,273

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	March 31, 2024		December 31, 2023		September 30, 2023		June 30, 2023		March 31, 2023
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars In Thousands)
Residential	$20,210	26.4%	$17,215	25.8%	$19,023	25.5%	$18,918	23.9%	$18,229	22.7%
Commercial real estate	33,140	41.1%	36,053	40.5%	36,014	40.0%	34,751	39.8%	33,831	39.3%
Construction	2,344	11.0%	3,159	12.0%	2,702	13.1%	3,831	14.5%	3,882	16.5%
Commercial	15,877	15.0%	15,489	15.1%	14,135	14.7%	13,101	15.0%	12,525	14.8%
Home equity and improvement	2,864	3.9%	2,703	3.8%	2,770	3.8%	3,399	3.8%	3,654	3.8%
Consumer finance	2,244	2.7%	1,893	2.8%	1,869	2.9%	1,921	3.0%	2,152	3.0%
	$76,679	100.0%	$76,512	100.0%	$76,513	100.0%	$75,921	100.0%	$74,273	100.0%

Key Asset Quality Ratio Trends

	1st Qtr 2024	4th Qtr 2023	3rd Qtr 2023	2nd Qtr 2023	1st Qtr 2023
Allowance for credit losses / loans*	1.15%	1.14%	1.14%	1.13%	1.13%
Allowance for credit losses / non-performing assets	195.18%	214.12%	192.00%	202.18%	213.61%
Allowance for credit losses / non-performing loans	196.46%	215.58%	193.89%	205.24%	216.05%
Non-performing assets / loans plus OREO*	0.59%	0.53%	0.60%	0.56%	0.53%
Non-performing assets / total assets	0.46%	0.41%	0.47%	0.44%	0.41%
Net charge-offs (recoveries) / average loans - annualized	0.02%	0.13%	(0.02)%	(0.01)%	0.15%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income was $12.5 million in the first quarter of 2024 and 2023. Higher mortgage banking income and lower losses on securities were offset by the reduction in insurance commissions from the sale of First Insurance.

Service Fees. Service fees and other charges increased by $39,000 from $6.4 million for the three months ended March 31, 2023 to $6.5 million for the same period in 2024.

Mortgage Banking Activity. In the first quarter of 2024, income of $2.4 million was recorded for mortgage banking compared to a loss of $274,000 in the first quarter of 2023. Mortgage banking gains increased $2.1 million to a gain of $1.3 million in the first quarter of 2024 from a loss of $837,000 in the first quarter of 2023, primarily as a result of fluctuations in gain margins. Mortgage loan servicing revenue decreased slightly to $1.8 million in the first quarter of 2024 compared to $1.9 million for the same period in 2023. Amortization of mortgage servicing rights remained steady at $1.2 million in the first quarter of 2024 and 2023. The valuation adjustment in mortgage servicing assets was $463,000 in the first quarter of 2024 compared with an adjustment of $(106,000) in the first quarter of 2023. These fluctuations have primarily resulted from changes in the level of interest rates and prepayment speeds.

Gain (loss) on Equity Securities. The Company recognized a loss on equity securities of $37,000 for the first quarter of 2024, compared to a loss of $1.4 million for the first quarter of 2023. The losses are attributable to changes in valuations in the equity securities portfolio as a result of market conditions.

Insurance Commissions. Insurance commissions were $4.7 million for the first quarter of 2023. As a result of the sale of First Insurance, the Company did not generate insurance commission income after June 30, 2023.

Wealth Management Income. Income from wealth management was $1.7 million and $1.5 million for the first quarter of 2024 and 2023, respectively.

Bank-Owned Life Insurance ("BOLI"). Income from BOLI increased to $1.7 million in the first quarter of 2024 from $1.4 million for the same period in 2023. The Company recognized $512,000 and $423,000 in proceeds from claim gains in the first quarter of 2024 and 2023, respectively.

Other Non-Interest Income. Other non-interest income increased to $239,000 in the first quarter of 2024 from $92,000 in the same period in 2023.

Non-Interest Expense

Non-interest expense decreased $2.9 million to $39.9 million for the first quarter of 2024 compared to $42.8 million for the same period in 2023, primarily as a result of the sale of First Insurance on June 30, 2023.

Compensation and Benefits. Compensation and benefits decreased to $23.4 million in the first quarter of 2024, compared to $25.7 million in the first quarter of 2023, due to the sale of First Insurance. The decrease was partially offset by costs related to higher staffing levels and higher base compensation.

Occupancy. Occupancy expense decreased to $3.4 million in the first quarter of 2024 compared to $3.6 million in the first quarter of 2023. This decrease was due to the closure of one loan production office in 2023 and the sale of First Insurance.

FDIC Insurance Premium. The premiums on FDIC insurance decreased to $1.1 million for the three months ended March 31, 2024 compared to $1.3 million for the three months ended March 31, 2023.

Financial Institutions Tax. The Company’s financial institutions tax increased to $1.0 million in the first quarter of 2024 compared to $852,000 in the first quarter of 2023, as a result of higher equity at the end of 2023.

Data Processing. Data processing costs increased to $4.7 million in the first quarter of 2024 from $3.9 million in the first quarter of 2023, as a result of a new digital platform launched in the fourth quarter of 2023.

Amortization of Intangibles. Expense from the amortization of intangibles decreased to $990,000 in the first quarter of 2024 from $1.3 million in the first quarter of 2023. The decrease is primarily related to the amortization of core deposit intangibles over the past year.

Other Non-Interest Expenses. Other non-interest expenses decreased $960,000 to $5.3 million for the three months ended March 31, 2024, compared to $6.3 million for the same quarter in 2023.

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

At March 31, 2024, the Company had approximately $3.1 billion of liquidity, comprised of cash and cash equivalents, unencumbered securities, additional FHLB and lines of credit borrowing capacity, brokered deposits subject to policy limits and the Federal Reserve Discount Window and Borrower-In-Custody Collateral Programs.

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

The Company met each of the well-capitalized ratio guidelines at March 31, 2024. The following table indicates the capital ratios for the Company (consolidated) and the Bank at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$834,706	11.90%	$315,622	4.5%	N/A	N/A
Premier Bank	$877,793	12.57%	$314,252	4.5%	$453,920	6.5%
Tier 1 Capital
Consolidated	$869,706	10.28%	$338,309	4.0%	N/A	N/A
Premier Bank	$877,793	10.41%	$337,182	4.0%	$421,477	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$869,706	12.40%	$420,830	6.0%	N/A	N/A
Premier Bank	$877,793	12.57%	$419,003	6.0%	$558,671	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$999,533	14.25%	$561,107	8.0%	N/A	N/A
Premier Bank	$957,620	13.71%	$558,671	8.0%	$698,339	10.0%

(1) Excludes capital conservation buffer of 2.50%

	December 31, 2023
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$826,639	11.70%	$318,003	4.5%	N/A	N/A
Premier Bank	$871,342	12.38%	$316,676	4.5%	$457,421	6.5%

Tier 1 Capital
Consolidated	$861,639	10.26%	$335,772	4.0%	N/A	N/A
Premier Bank	$871,342	10.42%	$334,641	4.0%	$418,301	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$861,639	12.19%	$424,005	6.0%	N/A	N/A
Premier Bank	$871,342	12.38%	$422,235	6.0%	$562,980	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$991,873	14.04%	$565,339	8.0%	N/A	N/A
Premier Bank	$951,576	13.52%	$562,980	8.0%	$703,725	10.0%

(1) Excludes capital conservation buffer of 2.50%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the Company’s 2023 Form 10-K, the Company's ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.

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

The table below presents, for the twelve months subsequent to March 31, 2024 and December 31, 2023, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of March 31, 2024, net interest income sensitivity to changes in interest rates for the twelve months subsequent to March 31, 2024, decreased in the rising rate environment and increased in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2023. The change in modeling results from the prior period shown is largely due to increased re-pricing expectations on deposits which increased liability sensitivity for the period.

	Impact on Future Annual Net Interest Income
Immediate Change in Interest Rates	March 31, 2024	December 31, 2023

+ 400	(13.6)%	(9.9)%
+ 300	(10.1)%	(7.3)%
+ 200	(6.6)%	(4.7)%
+ 100	(3.1)%	(2.3)%
- 100	3.3%	2.5%
- 200	6.5%	5.0%
- 300	9.4%	7.3%
- 400	11.9%	9.2%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may increase from the base case scenario should the yield curve change by different increments on different points on the curve. For example, in a steep down 200 basis points shock scenario where short-term rates (e.g., 1 year or less) decline while long-term rates (e.g., 7 years or more) remain generally unchanged, annual net interest income would increase by an estimated 11.13% for the twelve months subsequent to March 31, 2024.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The results of this analysis are reflected in the following tables for the quarter ended March 31, 2024, and the year ended December 31, 2023.

	March 31, 2024	December 31, 2023
Change in Rates	Economic Value of Equity % Change	Economic Value of Equity % Change

+400 bp	(22.6)%	(30.7)%
+ 300 bp	(17.2)%	(23.4)%
+ 200 bp	(11.6)%	(15.7)%
+ 100 bp	(5.8)%	(7.7)%
- 100 bp	5.5%	7.1%
- 200 bp	10.3%	12.4%
- 300 bp	14.3%	16.3%
- 400 bp	15.6%	12.9%

Item 4. Controls and Procedures

An evaluation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Premier and its subsidiaries are involved in various legal proceedings that arise in the ordinary course of its business. While the ultimate liability with respect to litigation matters and claims cannot be determined at this time, management believes any resulting liability and other amounts relating to pending matters, individually or in the aggregate, are not likely to be material to the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended March 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance, January 1, 2024				1,199,634
January 1 - January 31, 2024	1,404	$23.50	—	1,199,634
February 1 - February 29, 2024	10,046	19.99	—	1,199,634
March 1 - March 31, 2024	4,349	20.45	—	1,199,634
Total	15,799	$20.43	—	1,199,634

(1) All of these shares were obtained in fulfillment of tax obligations from vesting of restricted stock compensation and were not part of the publicly announced repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit 3.1	Second Amended and Restated Articles of Incorporation of Premier Financial Corp. (incorporated herein by reference to Exhibit 3.2 in Registrant’s Form 8-K filed June 22, 2020)
Exhibit 3.2	Second Amended and Restated Code of Regulations of Premier Financial Corp. (reflecting all amendments) (incorporated herein by reference to Exhibit 3.3 in Registrant’s Form 8-K filed June 22, 2020)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at March 31, 2024 and December 31, 2023; (ii) Unaudited Consolidated Condensed Statements of Income for the three months ended March 31, 2024 and 2023; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: May 2, 2024	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)