Form 10-Q
period 2024-09-30
PREMIER FINANCIAL CORP
filed 2024-11-12
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, the registrant had 35,841,244 shares of common stock, $.01 par value per share, outstanding.

PREMIER FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$84,573	$81,973
Interest-bearing deposits	40,709	32,783
	125,282	114,756
Securities available-for-sale, carried at fair value	1,196,258	946,708
Equity securities, carried at fair value	5,970	5,773
Loans held for sale, carried at fair value	121,611	145,641
Loans receivable, net of allowance for credit losses of $76,142 at September 30, 2024 and $76,512 at December 31, 2023, respectively	6,512,586	6,662,875
Mortgage servicing rights	17,650	18,696
Accrued interest receivable	34,959	33,446
Federal Home Loan Bank stock	24,315	21,760
Bank owned life insurance	184,655	181,544
Premises and equipment	54,414	56,878
Real estate and other assets held for sale	326	243
Goodwill	295,602	295,602
Core deposit and other intangibles	9,346	12,186
Other assets	146,331	129,841
Total assets	$8,729,305	$8,625,949
Liabilities and stockholders’ equity
Liabilities:
Deposits	$7,142,636	$7,143,046
Advances from the Federal Home Loan Bank	345,000	280,000
Subordinated debentures	85,324	85,229
Advance payments by borrowers	13,358	23,277
Reserve for credit losses - unfunded commitments	3,722	4,307
Other liabilities	120,258	114,463
Total liabilities	7,710,298	7,650,322
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,841,430 and 35,729,593 shares outstanding at September 30, 2024 and December 31, 2023, respectively	306	306
Additional paid-in capital	690,150	690,585
Accumulated other comprehensive loss, net of tax of $(34,331) and $(40,862), respectively	(129,149)	(153,719)
Retained earnings	587,269	569,937
Treasury stock, at cost, 7,455,830 shares at September 30, 2024 and 7,567,667 shares at December 31, 2023	(129,569)	(131,482)
Total stockholders’ equity	1,019,007	975,627
Total liabilities and stockholders’ equity	$8,729,305	$8,625,949

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income
Loans	$88,942	$86,612	$265,099	$244,285
Investment securities:
Taxable	9,384	6,377	24,493	19,392
Non-taxable	594	566	1,753	1,809
Interest-bearing deposits	654	652	1,901	1,737
FHLB stock dividends	595	690	1,735	1,989
Total interest income	100,169	94,897	294,981	269,212
Interest Expense
Deposits	45,529	34,874	132,023	83,157
FHLB advances and other	3,307	4,597	10,505	18,150
Subordinated debentures	1,152	1,162	3,473	3,362
Total interest expense	49,988	40,633	146,001	104,669
Net interest income	50,181	54,264	148,980	164,543
Credit loss (benefit) expense - loans and leases	(475)	245	3,258	5,599
Credit loss (benefit) expense - unfunded commitments	185	(1,018)	(780)	(2,126)
Net interest income after credit loss expense (benefit)	50,471	55,037	146,502	161,070
Non-interest Income
Service fees and other charges	7,756	6,947	21,231	20,564
Insurance commissions	—	—	—	8,856
Mortgage banking income	1,194	3,274	5,591	5,940
Gain on sale of non-mortgage loans	—	—	67	71
Gain on sale insurance agency	—	—	—	36,296
Gain on sale of securities available for sale	—	—	—	27
Gain (loss) on equity securities	410	256	197	(1,118)
Wealth management income	1,878	1,509	5,433	4,531
Income from Bank Owned Life Insurance	1,245	1,050	4,149	3,482
Other non-interest income	91	217	480	412
Total non-interest income	12,574	13,253	37,148	79,061
Non-interest Expense
Compensation and benefits	21,794	21,813	66,541	71,646
Occupancy	3,462	3,145	10,261	10,039
FDIC insurance premium	1,200	1,346	3,470	4,420
Financial institutions tax	1,007	989	3,022	2,802
Data processing	5,055	4,010	14,792	11,513
Amortization of intangibles	904	1,078	2,840	3,571
Transaction costs	2,789	—	2,839	3,652
Other non-interest expense	5,704	5,671	16,259	17,695
Total non-interest expense	41,915	38,052	120,024	125,338
Income before income taxes	21,130	30,238	63,626	114,793
Income tax expense	4,465	5,551	12,996	23,566
Net income	$16,665	$24,687	$50,630	$91,227
Earnings per common share
Basic	$0.46	$0.69	$1.41	$2.55
Diluted	$0.46	$0.69	$1.41	$2.55

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$16,665	$24,687	$50,630	$91,227

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	33,484	(31,552)	25,654	(28,443)
Reclassification adjustment for securities (gains) losses included in net income	—	—	—	(27)
Income tax effect	(7,031)	6,626	(5,387)	5,979
Net of tax amount	26,453	(24,926)	20,267	(22,491)

Unrealized gain (loss) on balance sheet swap	4,983	(11,572)	(3,301)	(13,468)
Reclassification adjustment for cash flow hedge derivatives (gains) losses included in net income	4,429	3,525	8,748	7,985
Income tax effect	(1,976)	1,412	(1,144)	1,152
Net of tax amount	7,436	(6,635)	4,303	(4,331)

Total other comprehensive income (loss)	33,889	(31,561)	24,570	(26,822)

Comprehensive income	$50,554	$(6,874)	$75,200	$64,405

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2024	$—	35,729,593	$306	$690,585	$(153,719)	$569,937	$(131,482)	$975,627
Net income						17,789		17,789
Other comprehensive income (loss)					(8,362)			(8,362)
Deferred compensation plan				(13)			13	—
Stock based compensation expenses				694				694
Vesting of incentive plans		37,978		(668)			661	(7)
Restricted share issuance		64,988		(1,130)			1,130	—
Restricted share forfeitures		(15,799)					(322)	(322)
Common stock dividend payment ($0.31 per share)						(11,078)		(11,078)
Balance at March 31, 2024	$—	35,816,760	$306	$689,468	$(162,081)	$576,648	$(130,000)	$974,341
Net income						16,176		16,176
Other comprehensive income (loss)					(957)			(957)
Deferred compensation plan				(13)			13	—
Stock based compensation expenses				731				731
Vesting of incentive plans		2,456		(43)			43	—
Restricted share issuance		27,025		(470)			470	—
Restricted share forfeitures		(6,120)		70			(123)	(53)
Common stock dividend payment ($0.31 per share)						(11,109)		(11,109)
Balance at June 30, 2024	$—	35,840,121	$306	$689,743	$(163,038)	$581,715	$(129,597)	$979,129
Net income						16,665		16,665
Other comprehensive income (loss)					33,889			33,889
Deferred compensation plan				(14)			14	—
Stock based compensation expenses				470				470
Vesting of incentive plans		1,436		(25)			25	—
Restricted share issuance		2,067		(36)			36	—
Restricted share forfeitures		(2,194)		12			(47)	(35)
Common stock dividend payment ($0.31 per share)						(11,111)		(11,111)
Balance at September 30, 2024	$—	35,841,430	$306	$690,150	$(129,149)	$587,269	$(129,569)	$1,019,007

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2023	$—	35,591,277	$306	$691,453	$(173,460)	$502,909	$(133,487)	$887,721
Net income						18,149		18,149
Other comprehensive income (loss)					19,751			19,751
Deferred compensation plan		9,196		75			(75)	—
Stock based compensation expenses		753		112			13	125
Vesting of incentive plans		62,061		(1,078)			1,078	—
Restricted share issuance		60,526		(755)			1,051	296
Restricted share forfeitures		(22,178)					(544)	(544)
Shares repurchased		(391)					(11)	(11)
Common stock dividend payment ($0.31 per share)						(11,037)		(11,037)
Balance at March 31, 2023	$—	35,701,244	$306	$689,807	$(153,709)	$510,021	$(131,975)	$914,450
Net income						48,391		48,391
Other comprehensive income (loss)					(15,012)			(15,012)
Deferred compensation plan				(13)			13	—
Stock based compensation expenses		1,232		282			21	303
Vesting of incentive plans		4,173		(72)			72	—
Restricted share issuance		26,545		(461)			461	—
Restricted share forfeitures		(6,491)		36			(121)	(85)
Shares repurchased							—	—
Common stock dividend payment ($0.31 per share)						(11,076)		(11,076)
Balance at June 30, 2023	$—	35,726,703	$306	$689,579	$(168,721)	$547,336	$(131,529)	$936,971
Net income						24,687		24,687
Other comprehensive income (loss)					(31,561)			(31,561)
Deferred compensation plan				(13)			13	—
Stock based compensation expenses		945		532			16	548
Vesting of incentive plans		546		(9)			9	—
Restricted share issuance		4,059		(71)			71	—
Restricted share forfeitures		(2,464)		31			(46)	(15)
Shares issued under stock option plan		1,486		(11)			26	15
Shares repurchased								—
Common stock dividend payment ($0.31 per share)						(11,078)		(11,078)
Balance at September 30, 2023	$—	35,731,275	$306	$690,038	$(200,282)	$560,945	$(131,440)	$919,567

See accompanying notes.

PREMIER FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$50,630	$91,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,478	3,473
Depreciation	4,322	3,980
Amortization of premium and discounts on loans, securities, deposits and debt obligations	3,901	4,301
Amortization of mortgage servicing rights, net of impairment charges/recoveries	3,277	3,632
Amortization of intangibles	2,840	3,571
Change in deferred taxes	494	(2,336)
Proceeds from the sale of loans held for sale	216,024	175,430
Originations of loans held for sale	(190,873)	(193,511)
Mortgage banking gain, net	(3,352)	(3,989)
Gain on sale of insurance agency, net	—	(32,644)
Loss on sale / write-down of real estate and other assets held for sale	127	99
Gain on sale of available for sale securities	—	(27)
(Gain) Loss on equity securities	(197)	1,118
Stock based compensation expense	1,888	1,272
Restricted stock forfeitures for taxes and option exercises	(410)	(644)
Income from bank owned life insurance	(3,637)	(3,060)
Securities not yet settled	(6,145)	—
Changes in:
Accrued interest receivable and other assets	(25,028)	(20,540)
Other liabilities	11,437	16,779
Net cash provided by operating activities	67,776	48,131
Investing Activities
Proceeds from maturities, calls and pay-downs of available-for-sale securities	88,675	77,783
Proceeds from sale of available-for-sale securities	—	21,377
Proceeds from sale of equity securities	—	854
Proceeds from sale of premises and equipment, real estate and other assets held for sale	916	906
Purchases of available-for-sale securities	(309,727)	(2,346)
Net change in Federal Home Loan Bank stock	(2,555)	4,136
Cash received in disposition	—	47,354
Purchases of premises and equipment, net	(1,858)	(4,560)
Investment in bank owned life insurance	526	867
Net decrease (increase) in loans receivable	145,244	(231,104)
Net cash used in investing activities	(78,779)	(84,733)
Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	(10,173)	148,126
Net change in Federal Home Loan Bank advances	65,000	(89,000)
Net cash paid for repurchase of common stock	—	(11)
Proceeds from exercise of stock options		15
Cash dividends paid on common stock	(33,298)	(33,191)
Net cash provided by financing activities	21,529	25,939
Increase (decrease) in cash and cash equivalents	10,526	(10,663)
Cash and cash equivalents at beginning of period	114,756	128,160
Cash and cash equivalents at end of period	$125,282	$117,497
Supplemental cash flow information:
Interest paid	$146,374	$93,665
Income taxes paid	10,537	21,293
Initial recognition of right-of-use asset	8,563	505
Initial recognition of lease liability	8,563	505

See accompanying notes.

PREMIER FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements (UNAUDITED)

September 30, 2024 and 2023

1. Basis of Presentation

Premier Financial Corp. (“Premier” or the “Company”) is a financial holding company that conducts business through its wholly-owned subsidiaries, Premier Bank (the "Bank"), and PFC Capital, LLC (“PFC Capital”). All significant intercompany transactions and balances are eliminated in consolidation. Premier’s stock is traded on the NASDAQ Global Select Market under the ticker PFC. On July 26, 2024, Premier and Wesbanco announced the signing of the definitive Merger Agreement under which Premier will merge into Wesbanco in a stock-for-stock transaction. Refer to Note 17.

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

First Insurance Group of the Midwest, Inc. ("First Insurance") is a wholly-owned subsidiary of Premier that conducted business as an insurance agency throughout Premier’s markets. First Insurance offered property and casualty insurance, life insurance and group health insurance. On June 30, 2023, the Company completed the sale of substantially all of the assets (including $24.7 million of goodwill and intangibles) of First Insurance to Risk Strategies Corporation (“Buyer”). Consideration included a combination of cash and a subordinated note resulting in net cash received of $47.4 million after certain transaction costs at closing, the assumption of certain leases, and contingent consideration subject to certain performance criteria by the Buyer to be determined after the year ended December 31, 2026. The Company recorded a pre-tax gain on sale of $36.3 million, transaction costs of $3.7 million and taxes of $8.5 million for a $24.1 million increase to equity in 2023.

The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. Due to the Company’s signing of the definitive agreement for the merger transaction with Wesbanco, the Company conducted a quantitative interim goodwill impairment assessment at September 30, 2024. The impairment assessment compares the fair value of identified reporting unit with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's interim assessment estimated fair value on income and market approaches. The income approach incorporated a discounted cash flow model that involves management assumptions and consideration of future economic forecasts available. The market approach incorporates a combination of price to book value and price to earnings, adjusted based on companies similar to the reporting unit and adjusted for selected multiples, along with a control premium based on a review of transactions in the banking industry. Results of the interim assessment indicated

no goodwill impairment as of September 30, 2024. The Company will continue to monitor its goodwill for possible impairment.

The consolidated condensed statement of financial condition at December 31, 2023, was derived from the audited financial statements at that date, which were included in Premier’s 2023 Form 10-K.

The accompanying consolidated condensed financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 2023 Form 10-K. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the entire year.

2. Significant Accounting Policies

Accounting Standards Update ("ASU")

ASU No. 2023-06, Disclosure Improvements – Codification Amendments in Response to the Securities and Exchange Commission’s ("SEC") Disclosure Update and Simplification Initiative: On October 9, 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which incorporates 14 of the 27 disclosures referred by the SEC in Release No. 33-10532, “Disclosure Update and Simplification,” that was issued August 17, 2018. The changes modify the disclosure or presentation requirements of a variety of topics including statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives and hedging, and secured borrowing and collateral. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment is the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. If the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the codification and not become effective for any entity. This ASU is not expected to have a material effect on the Company’s consolidated condensed financial statements.

ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures: On November 27, 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosure,” which requires public entities to disclose significant expense categories and amounts for each reportable segment, an amount for and description of the composition of “other segment items,” the title and position of the entity’s Chief Operating Decision Maker (the "CODM") and explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and – on an interim basis – certain segment-related disclosures that previously were required only on an annual basis. This ASU clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. This ASU is not expected to have a material effect on the Company’s consolidated condensed financial statements.

ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures: On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to address requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. This ASU is intended to improve the transparency of tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction, in addition to certain other amendments intended to improve the effectiveness of income tax disclosures. For public business entities, this ASU is effective for annual periods beginning after December 15, 2024. For other entities, this ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU is not expected to have a material effect on the Company’s consolidated condensed financial statements.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. federal government corporations and agencies	$—	$104,507	$—	$104,507
Mortgage-backed securities	—	175,291	—	175,291
Collateralized mortgage obligations	—	350,109	—	350,109
Asset-backed securities	—	243,817	—	243,817
Corporate bonds	—	64,806	—	64,806
Obligations of state and political subdivisions	—	207,351	—	207,351
US Treasuries	50,377	—	—	50,377
Equity securities	5,970	—	—	5,970
Loans held for sale, at fair value	—	17,623	103,988	121,611
Interest rate swaps	—	3,000	—	3,000
Liabilities:
Interest rate swaps	—	3,058	—	3,058
Cash flow/fair value hedge derivatives	—	31,068	—	31,068
Mortgage banking derivatives - liability	—	443	—	443

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$101,598	$—	$101,598
Mortgage-backed securities	—	156,508	—	156,508
Collateralized mortgage obligations	—	235,767	—	235,767
Asset-backed securities	—	136,980	—	136,980
Corporate bonds	—	62,420	—	62,420
Obligations of states and political subdivisions	—	204,258	—	204,258
US Treasuries	49,177	—	—	49,177
Equity securities	5,773	—	—	5,773
Loans held for sale, at fair value	—	14,397	131,244	145,641
Interest rate swaps	—	2,867	—	2,867
Cash flow / Fair value hedge derivatives	—	299	—	299
Liabilities:
Interest rate swaps	—	2,867	—	2,867
Cash flow / Fair value hedge derivatives	—	35,392	—	35,392
Mortgage banking derivatives - liability	—	4,750	—	4,750

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and

2023. There were no securities that were measured at Level 3 for the three and nine months ended September 30, 2024 and 2023.

	Construction loans held for sale
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance of recurring Level 3 assets at beginning of period	$118,390	$111,462	$131,244	$91,662
Total gains (losses) for the period
Included in change in fair value of loans held for sale	7,942	(5,856)	5,635	(874)
Originations	25,278	73,403	71,023	224,405
Sales	(47,622)	(57,989)	(103,914)	(194,173)
Balance of recurring Level 3 assets at end of period	$103,988	$121,020	$103,988	$121,020

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
	(Dollars in Thousands)
Construction loans held for sale	$103,988	Adjusted secondary market pricing	Adjustments	0.00% - 0.128%

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
	(Dollars in Thousands)
Construction loans held for sale	$131,244	Adjusted secondary market pricing	Adjustments	0.00% - 0.0984%

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

The aggregate fair value of the residential mortgage loans held for sale at September 30, 2024 and December 31, 2023 was $17.6 million and $14.4 million, respectively, and they had a contractual balance of $17.6 million and $14.7 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three and nine months ended September 30, 2024, $260,000 and $228,000, respectively, was recorded in gains (losses) on the sale of loans held for sale for the change in fair value. For the three and nine months ended September 30, 2023, $83,000 and $473,000, respectively, was recorded in gains (losses) on the sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at September 30, 2024 and December 31, 2023, was $104.0 million and $131.2 million, respectively, and they had a contractual balance of $98.7 million and $133.1 million, respectively, for these same periods. The difference between the fair value and the contractual balance is recorded in gains and losses on the sale of loans held for sale. For the three and nine months ended September 30, 2024, $7.9 million and $5.6 million, respectively, was recorded in gains (losses) on the sale of loans held for sale for the change in fair value. For the three and nine months ended September 30,

2023, $5.9 million and $874,000, respectively, was recorded in gains (losses) on the sale of loans held for sale for the change in fair value.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$7,796	$7,796
Commercial	—	—	24,694	24,694

Mortgage servicing rights	—	2,346	—	2,346

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial real estate	$—	$—	$3,425	$3,425
Commercial	—	—	6,164	6,164

Mortgage servicing rights	—	2,744	—	2,744

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$32,490	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-50%	39.72%

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

FHLB advances with maturities greater than 90 days are valued based on a DCF analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2024.

Subordinated debt is valued utilizing the coupon rate, discount rate, weighted average life and duration. This debt is classified as Level 3.

The carrying amount of advance payments by borrowers, as a result of their short-term nature, is considered to be equal to fair value and are classified as Level 1.

The carrying value and estimated fair values of financial instruments at September 30, 2024 and December 31, 2023, were as follows:

		Fair Value Measurements at September 30, 2024
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$125,282	$125,282	$125,282	$—	$—
Federal Home Loan Bank Stock	24,315	N/A	N/A	N/A	N/A
Loans receivable, net	6,512,586	6,173,897	—	—	6,173,897
Accrued interest receivable	34,959	34,959	34,959	—	—

Financial Liabilities:
Deposits	$7,142,636	$7,136,765	$5,510,745	$1,626,020	$—
Advances from Federal Home Loan Bank	345,000	344,656	—	344,656	—
Subordinated debentures	85,324	83,479	—	—	83,479
Advance payments by borrowers	13,358	13,358	13,358	—	—

		Fair Value Measurements at December 31, 2023
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$114,756	$114,756	$114,756	$—	$—
Federal Home Loan Bank Stock	21,760	N/A	N/A	N/A	N/A
Loans receivable, net	6,662,875	6,100,394	—	—	6,100,394
Accrued interest receivable	33,446	33,446	33,446	—	—

Financial Liabilities:
Deposits	$7,143,046	$7,099,593	$5,447,423	$1,652,170	$—
Advances from Federal Home Loan Bank	280,000	279,213	—	279,213	—
Subordinated debentures	85,229	84,231	—	—	84,231

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

Beginning in 2023, directors were able to elect to receive stock in lieu of cash for their director fees. In the first nine months of 2024, the Company did not issue any shares or recognize any expense for shares. In the first nine months of 2023, the Company recognized $60,000 in expense for 2,930 shares that were issued to directors in lieu of cash fees.

The Company maintains Long-Term Equity Incentive Plans (each, an "LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan"). Under the Executive LTIP, participants may earn between 20% to 50% of their salary for potential payout in the form of (1) equity awards based on the achievement of certain corporate performance targets over a three-year period and (2) beginning in 2023, restricted stock awards (“RSAs”). The Company granted 83,148 performance stock units ("PSUs") to the participants under the Executive LTIP during the first nine months of 2024, which represents the maximum target award. The value of PSU awards issued in 2022, 2023 and 2024 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these PSUs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement of the participant. The RSAs issued under the Executive LTIP vest incrementally over three years, being fully vested upon the third anniversary of the grant date. The Company granted 28,702 RSAs under the Executive LTIP in the first nine months of 2024.

The maximum amount of compensation expense that may be earned for the PSUs at September 30, 2024 is approximately $5.7 million in the aggregate. However, the estimated expense that is expected to be earned as of September 30, 2024 is $3.8 million, of which $2.7 million was unrecognized at September 30, 2024, and will be recognized over the remaining performance periods. A reduction of expense of $91,000 and expense of

$245,000 were recorded during the three and nine months ended September 30, 2024, respectively, compared to an expense of $33,000 and a reduction in expense of $506,000 for the three and nine months ended September 30, 2023, respectively.

Beginning in 2022, under the Key Plan, the participants were granted RSAs based upon the achievement of certain targets in the prior year. Prior to 2022, restricted stock units ("RSUs") were issued to participants under the same plan. The participants can earn from 5% to 10% of their salary in RSAs or RSUs that vest three years from the date of grant. The Company granted 31,139 RSAs and 25,044 RSAs in the first nine months of 2024 and 2023, respectively, as a payout under the Key Plan.

In the nine months ended September 30, 2024, the Company also granted 9,471 in discretionary RSAs and 24,768 RSAs to directors that vest over a one to three-year time period. Compensation expense is recognized over the performance or vesting period. Total expense of $560,000 and $1.6 million was recorded during the three and nine months ended September 30, 2024, respectively, compared to expense of $495,000 and $1.4 million for the three and nine months ended September 30, 2023, respectively. Approximately $1.7 million and $1.9 million is included within other liabilities at September 30, 2024 and December 31, 2023, respectively, related to the cash portion of the Company's Short-Term Incentive Plans.

The following table sets forth Premier's performance and restricted stock activity during the nine months ended September 30, 2024:

	PSUs		RSUs		RSAs
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2024	217,562	$28.75	18,625	$29.52	153,779	$25.49
Granted	82,737	19.43	—	—	94,080	19.88
Vested	(23,245)	30.08	(18,625)	29.52	(42,047)	23.02
Forfeited	(57,688)	30.17	—	—	(3,975)	23.90
Unvested at September 30, 2024	219,366	$24.72	—	$—	201,837	$23.42

As of September 30, 2024, 28,175 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

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

There were no options granted during the nine months ended September 30, 2024 and 2023.

Following is stock option activity under the plans during the nine months ended September 30, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2024	28,175	$23.18
Forfeited or cancelled	—	—
Exercised	—	—
Granted	—	—
Options outstanding, September 30, 2024	28,175	$23.18	2.51	$55,196
Exercisable at September 30, 2024	28,175	$23.18	2.51	$55,196

As of September 30, 2024, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of one month.

5. Dividends on Common Stock

Premier declared and paid a $0.93 per common stock dividend in the first nine months of 2024 and the first nine months of 2023. Premier declared and paid a $0.31 per common stock dividend in the third quarter of 2024 and the third quarter of 2023.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands, except per share data)
Basic Earnings Per Share:
Net income available to common shareholders	$16,665	$24,687	$50,630	$91,227
Less: income allocated to participating securities	90	40	261	133
Net income allocated to common shareholders	16,575	24,647	50,369	91,094

Weighted average common shares outstanding including participating securities	35,840	35,731	35,815	35,701
Less: Participating securities	148	18	141	11
Average common shares	35,692	35,713	35,674	35,690

Basic earnings per common share	$0.46	$0.69	$1.41	$2.55
Diluted Earnings Per Share:
Net income allocated to common shareholders	$16,575	$24,647	$50,369	$91,094
Weighted average common shares outstanding for basic earnings per common share	35,692	35,713	35,674	35,690
Add: Dilutive effects of stock options and restricted stock units	45	80	104	79
Average shares and dilutive potential common shares	35,737	35,793	35,778	35,769

Diluted earnings per common share	$0.46	$0.69	$1.41	$2.55

There were no shares for the three and nine months ended September 30, 2024 or 2023 that were excluded from the diluted earnings per common share calculation as anti-dilutive.

7. Investment Securities

The following is a summary of available-for-sale securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At September 30, 2024
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$119,837	$—	$(15,330)	$104,507
Mortgage-backed securities	199,742	187	(24,638)	175,291
Collateralized mortgage obligations	392,701	972	(43,564)	350,109
Asset-backed securities	247,273	315	(3,771)	243,817
Corporate bonds	70,858	—	(6,052)	64,806
Obligations of state and political subdivisions	245,455	4	(38,108)	207,351
US Treasuries	55,540	—	(5,163)	50,377
Total Available-for-Sale	$1,331,406	$1,478	$(136,626)	$1,196,258

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(In Thousands)
At December 31, 2023
Available-for-sale
Obligations of U.S. government corporations and agencies	$120,398	$—	$(18,800)	$101,598
Mortgage-backed securities	185,675	—	(29,167)	156,508
Collateralized mortgage obligations	285,194	9	(49,436)	235,767
Asset-backed securities	142,215	270	(5,505)	136,980
Corporate bonds	71,092	—	(8,672)	62,420
Obligations of state and political subdivisions	247,204	15	(42,961)	204,258
US Treasuries	55,732	—	(6,555)	49,177
Total Available-for-Sale	$1,107,510	$294	$(161,096)	$946,708

The amortized cost and fair value of the investment securities portfolio at September 30, 2024, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBS, CMOs and ABS, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,362	$3,320
Due after one year through five years	81,811	77,225
Due after five years through ten years	218,670	194,987
Due after ten years	187,847	151,509
MBS/CMO/ABS	839,716	769,217
	$1,331,406	$1,196,258

Investment securities with a market value of $623.4 million and $638.2 million at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral.

The following tables summarize Premier’s securities that were in an unrealized loss position at September 30, 2024 and December 31, 2023:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At September 30, 2024
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,997	$(3)	$100,510	$(15,326)	$104,507	$(15,329)
Mortgage-backed securities	20,666	(82)	149,584	(24,556)	170,250	(24,638)
Collateralized mortgage obligations	40,184	(70)	221,207	(43,494)	261,391	(43,564)
Asset-backed securities	62,410	(181)	77,521	(3,591)	139,931	(3,772)
Corporate bonds	—	—	64,806	(6,052)	64,806	(6,052)
Obligations of state and political subdivisions	2,520	(14)	201,036	(38,094)	203,556	(38,108)
US Treasuries	—	—	50,377	(5,163)	50,377	(5,163)
Total available-for-sale	$129,777	$(350)	$865,041	$(136,276)	$994,818	$(136,626)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
At December 31, 2023
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,986	$(9)	$97,612	$(18,791)	$101,598	$(18,800)
Mortgage-backed securities-residential	—	—	156,508	(29,167)	156,508	(29,167)
Collateralized mortgage obligations	—	—	229,659	(49,436)	229,659	(49,436)
Asset-backed securities	—	—	113,444	(5,505)	113,444	(5,505)
Corporate bonds	—	—	62,420	(8,672)	62,420	(8,672)
Obligations of state and political subdivisions	10,595	(111)	188,896	(42,850)	199,491	(42,961)
US Treasuries	—	—	49,177	(6,555)	49,177	(6,555)
Total available-for-sale	$14,581	$(120)	$897,716	$(160,976)	$912,297	$(161,096)

The Company had no realized gains or losses from the sale of available-for-sale securities in the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company had no realized gains or losses and $27,000 in realized gains, respectively, from the sale of investment securities. It is expected that the securities would not be settled at less than the amortized cost of the Company's investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Management does not intend to sell these investments and it is not expected that the Company will be required to sell the investments before recovery of its amortized cost basis.

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
•
If the Company determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of September 30, 2024, management determined that no credit loss exists and that the unrealized losses are due to the increased interest rate environment.

At September 30, 2024 and December 31, 2023, the Company held preferred and common stock of various bank holding companies totaling $5.9 million and $5.8 million, respectively. During the three and nine months ended September 30, 2024, a realized gain of $410,000 and $197,000, respectively, was recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income. During the three and nine months ended September 30, 2023, a realized gain of $256,000 and a realized loss of $1.1 million, respectively, was recorded within gain (loss) on equity securities on the Consolidated Condensed Statements of Income.

8. Loans

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics. Loans receivable consist of the following:

	September 30, 2024	December 31, 2023
	(In Thousands)
Real Estate:
Residential	$1,806,389	$1,810,265
Commercial	2,853,115	2,839,905
Construction	703,420	838,823
	5,362,924	5,488,993
Other Loans:
Commercial	969,817	1,056,803
Home equity and improvement	271,652	267,960
Consumer finance	184,573	193,830
	1,426,042	1,518,593
Loans before deferred loan origination fees and costs	6,788,966	7,007,586
Deduct:
Undisbursed construction loan funds	(213,803)	(281,466)
Net deferred loan origination fees and costs	13,565	13,267
Allowance for credit losses	(76,142)	(76,512)
Total loans	$6,512,586	$6,662,875

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	18,497	—	—	—	18,497
Construction	—	—	—	—	—

Other Loans:
Commercial	837	29,127	11,289	57	41,310
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$19,334	$29,127	$11,289	$57	$59,807

	December 31, 2023
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	6,407	—	—	—	6,407
Construction	—	—	—	—	—

Other Loans:
Commercial	1,297	8,781	2,309	705	13,092
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$7,704	$8,781	$2,309	$705	$19,499

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually analyzed loans. All loans 90 days and greater past due are placed on non-accrual status. The following table presents the current balance of the non-performing loans as of the dates indicated:

As of September 30, 2024	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
Residential real estate	$607	$14,179	$—
Commercial real estate	8,849	10,699	—
Construction	1,200	—	—
Commercial	3,345	35,565	—
Home equity and improvement	—	1,443	—
Consumer finance	—	4,130	—
Purchase credit deteriorated ("PCD")	—	1,947
Total	$14,001	$67,963	$—

As of December 31, 2023	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
Residential real estate	$572	$12,456	$—
Commercial real estate	196	5,775	—
Construction	—	—	—
Commercial	150	8,499	—
Home equity and improvement	—	1,417	—
Consumer finance	—	3,433	—
PCD	—	2,993
Total	$918	$34,573	$—

The following table presents the aging of the amortized cost in past due and non-accrual loans as of September 30, 2024, by class of loans (in thousands):

Class	Current	30 - 59 days	60 - 89 days	90 + days	Total Past Due	Total Non- Accrual
Real Estate:
Residential	$1,782,965	$373	$8,061	$12,222	$20,656	$14,786
Commercial	2,845,630	211	187	10,383	10,781	19,548
Construction	489,327	—	290	—	290	1,200

Other Loans:
Commercial	961,719	885	1,276	3,834	5,995	38,910
Home equity and improvement	266,951	1,829	598	952	3,379	1,443
Consumer finance	178,660	3,340	1,116	3,660	8,116	4,130
PCD	12,468	134	212	1,445	1,791	1,947

Total Loans	$6,537,720	$6,772	$11,740	$32,496	$51,008	$81,964

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

Of the loans modified as of September 30, 2024, $17.7 million were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The Company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the three and nine months ended September 30, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

	Loans Modifications Made to Borrowers Experiencing Financial Difficulty Three Months Ended September 30, 2024		Loans Modifications Made to Borrowers Experiencing Financial Difficulty Nine Months Ended September 30, 2024
	(Dollars in Thousands)		(Dollars in Thousands)
	Term Extension		Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category	Amortized Cost Basis	Percent of total loans by category
Real Estate:
Residential	$—	—	$41	0.00%
Commercial	299	0.01%	642	0.02%
Construction	—	—	—	—

Other Loans:
Commercial	202	0.02%	18,492	1.78%
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	$501		$19,175

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Real Estate:
Residential	-Term extended 6 months
Commercial	-Term extended 6 months
Other Loans:
Commercial	-Demand Line termed out to 10 year term -Demand Line termed out to 5 year term -Term extended 5 months
-Demand Line termed out to 192 months -Term extended 189 months
-Term extended 6 months
-Term extended 11 months
-Term extended 5 years

Rate Reduction
Loan Type	Financial Effect
Real Estate:

Other Loans:
Commercial	-Interest rate reduction 10.5% to 8.5% -Interest rate reduction 11% (tied to prime) to 8.25% fixed -Interest rate reduction 13.5% to 8.5%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There were no modification loans that had a payment default during the quarter ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Nine of the modified loans are current and seven modified loans pertaining to three commercial loan relationships are on nonaccrual status as of September 30, 2024.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,786,887	$886	$15,848	$—	$15,848	$1,803,621
Commercial	2,755,157	48,571	52,683	—	52,683	2,856,411
Construction	469,938	19,679	—	—	—	489,617

Other Loans:
Commercial	867,719	55,870	44,125	—	44,125	967,714
Home equity and improvement	268,887	—	1,443	—	1,443	270,330
Consumer finance	182,627	—	4,149	—	4,149	186,776
PCD	11,858	403	1,998	—	1,998	14,259

Total Loans (1)	$6,343,073	$125,409	$120,246	$—	$120,246	$6,588,728

(1) Total loans are net of undisbursed funds and deferred fees and costs.

As of December 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,791,663	$594	$13,950	$—	$13,950	$1,806,207
Commercial	2,765,898	50,784	26,277	—	26,277	2,842,959
Construction	549,867	7,490	—	—	—	557,357

Other Loans:
Commercial	975,233	57,634	21,936	—	21,936	1,054,803
Home equity and improvement	264,663	—	1,418	—	1,418	266,081
Consumer finance	192,774	—	3,233	—	3,233	196,007
PCD	12,899	197	2,877	—	2,877	15,973

Total Loans (1)	$6,552,997	$116,699	$69,691	$—	$69,691	$6,739,387

(1) Total loans are net undisbursed loan funds and deferred fees and costs

The following tables present the amortized cost basis of loans by credit quality indicator and class of loans as of September 30, 2024 and December 31, 2023 (in thousands).

	Term of loans by origination
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of September 30, 2024

Real Estate
Residential:
Current-period gross charge-offs	$—	$3	$14	$20	$6	$22	$—	$65
Risk Rating
Unclassified	$17,805	$154,646	$607,806	$383,205	$279,053	$343,023	$1,349	$1,786,887
Special Mention	—	—	137	—	162	587	—	886
Substandard	247	2,526	3,349	1,484	2,177	6,065	—	15,848
Doubtful	—	—	—	—	—	—	—	—
Total	$18,052	$157,172	$611,292	$384,689	$281,392	$349,675	$1,349	$1,803,621

Commercial:
Current-period gross charge-offs	$9	$—	$—	$13	$—	$1,229	$—	$1,251
Risk Rating
Unclassified	$90,394	$187,217	$677,625	$490,846	$441,588	$847,976	$19,511	$2,755,157
Special Mention	—	1,009	15,683	11,681	6,929	12,585	684	48,571
Substandard	—	—	9,256	21,001	221	22,152	53	52,683
Doubtful	—	—	—	—	—	—	—	—
Total	$90,394	$188,226	$702,564	$523,528	$448,738	$882,713	$20,248	$2,856,411

Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating
Unclassified	$20,754	$73,719	$250,222	$99,145	$26,098	$—	$—	$469,938
Special Mention	—	—	7,500	12,179	—	—	—	19,679
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$20,754	$73,719	$257,722	$111,324	$26,098	$—	$—	$489,617

Other Loans
Commercial:
Current-period gross charge-offs	$—	$175	$—	$11	$95	$233	$935	$1,449
Risk Rating
Unclassified	$74,756	$86,375	$186,632	$116,478	$35,906	$38,970	$328,602	$867,719
Special Mention	1,605	2,555	7,963	12,878	730	3,598	26,541	55,870
Substandard	—	7,009	1,820	10,605	8,682	3,703	12,306	44,125
Doubtful	—	—	—	—	—	—	—	—
Total	$76,361	$95,939	$196,415	$139,961	$45,318	$46,271	$367,449	$967,714

Home equity and Improvement:
Current-period gross charge-offs	$—	$—	$49	$1	$—	$36	$80	$166
Risk Rating
Unclassified	$12,382	$16,376	$21,531	$16,239	$3,985	$25,788	$172,586	$268,887
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	49	32	—	—	299	1,063	1,443
Doubtful	—	—	—	—	—	—	—	—
Total	$12,382	$16,425	$21,563	$16,239	$3,985	$26,087	$173,649	$270,330

Consumer Finance:
Current-period gross charge-offs	$9	$178	$794	$186	$94	$318	$—	$1,579
Risk Rating
Unclassified	$41,165	$33,380	$74,562	$16,223	$7,489	$4,751	$5,057	$182,627
Special Mention	—	—	—	—	—	—	—	—
Substandard	118	588	2,218	612	366	245	2	4,149
Doubtful	—	—	—	—	—	—	—	—
Total	$41,283	$33,968	$76,780	$16,835	$7,855	$4,996	$5,059	$186,776

PCD:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$105	$—	$105
Risk Rating
Unclassified	$—	$—	$—	$—	$—	$11,076	$782	$11,858
Special Mention	—	—	—	—	—	154	249	403
Substandard	—	—	—	—	—	1,924	74	1,998
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$13,154	$1,105	$14,259

	Term of loans by origination
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023

Real Estate
Residential:
Current-period gross charge-offs	$—	$3	$218	$—	$6	$93	$—	$320
Risk Rating
Unclassified	$46,218	$625,993	$430,801	$305,077	$86,103	$296,317	$1,154	$1,791,663
Special Mention	—	—	—	170	33	391	—	594
Substandard	431	2,757	2,267	2,061	1,031	5,403	—	13,950
Doubtful	—	—	—	—	—	—	—	—
Total	$46,649	$628,750	$433,068	$307,308	$87,167	$302,111	$1,154	$1,806,207

Commercial:
Current-period gross charge-offs	$—	$—	$—	$274	$399	$1,632	$14	$2,319
Risk Rating
Unclassified	$187,446	$619,860	$516,527	$470,751	$305,114	$647,079	$19,121	$2,765,898
Special Mention	—	10,361	28,743	3,324	83	8,124	149	50,784
Substandard	—	732	3,489	232	1,751	20,043	30	26,277
Doubtful	—	—	—	—	—	—	—	—
Total	$187,446	$630,953	$548,759	$474,307	$306,948	$675,246	$19,300	$2,842,959

Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating
Unclassified	$51,807	$322,097	$125,035	$44,114	$6,814	$—	$—	$549,867
Special Mention	—	7,490	—	—	—	—	—	7,490
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$51,807	$329,587	$125,035	$44,114	$6,814	$—	$—	$557,357

Other Loans
Commercial:
Current-period gross charge-offs	$—	$57	$—	$1	$498	$65	$1,713	$2,334
Risk Rating
Unclassified	$121,527	$248,455	$148,220	$50,554	$28,427	$26,799	$351,251	$975,233
Special Mention	9,551	2,475	14,625	10,670	1,607	3,805	14,901	57,634
Substandard	—	929	11,205	767	991	1,170	6,874	21,936
Doubtful	—	—	—	—	—	—	—	—
Total	$131,078	$251,859	$174,050	$61,991	$31,025	$31,774	$373,026	$1,054,803

Home equity and Improvement:
Current-period gross charge-offs	$21	$—	$—	$—	$7	$9	$123	$160
Risk Rating
Unclassified	$19,554	$24,870	$18,061	$4,405	$2,935	$26,904	$167,934	$264,663
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	119	14	—	—	255	1,030	1,418
Doubtful	—	—	—	—	—	—	—	—
Total	$19,554	$24,989	$18,075	$4,405	$2,935	$27,159	$168,964	$266,081

Consumer Finance:
Current-period gross charge-offs	$19	$437	$260	$185	$95	$431	$51	$1,478
Risk Rating
Unclassified	$44,735	$98,287	$22,588	$11,067	$7,337	$1,706	$7,054	$192,774
Special Mention	—	—	—	—	—	—	—	—
Substandard	282	1,476	593	505	281	93	3	3,233
Doubtful	—	—	—	—	—	—	—	—
Total	$45,017	$99,763	$23,181	$11,572	$7,618	$1,799	$7,057	$196,007

PCD:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$122	$31	$153
Risk Rating
Unclassified	$—	$—	$—	$—	$114	$12,264	$521	$12,899
Special Mention	—	—	—	—	—	197	—	197
Substandard	—	—	—	—	—	2,562	315	2,877
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$114	$15,023	$836	$15,973

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable and is considered by the Company’s management as likely to fund over the life of the instrument. At September 30, 2024, the Company had $1.3 billion in unfunded commitments and set aside $3.5 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

The following table discloses ACL activity for the three and nine months ended September 30, 2024 and 2023 by portfolio segment (in thousands):

Three Months Ended September 30, 2024	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$20,241	$28,971	$2,022	$20,675	$2,844	$2,469	$77,222
Charge-Offs	(2)	(9)	—	(328)	(36)	(448)	(823)
Recoveries	16	4	—	88	18	92	218
Provisions	(4,656)	1,513	2,785	518	(662)	27	(475)
Ending Allowance	$15,599	$30,479	$4,807	$20,953	$2,164	$2,140	$76,142

Nine Months Ended September 30, 2024	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,215	$36,053	$3,159	$15,489	$2,703	$1,893	$76,512
Charge-Offs	(66)	(1,251)	—	(1,496)	(166)	(1,636)	(4,615)
Recoveries	37	44	—	332	55	519	987
Provisions	(1,587)	(4,367)	1,648	6,628	(428)	1,364	3,258
Ending Allowance	$15,599	$30,479	$4,807	$20,953	$2,164	$2,140	$76,142

Three Months Ended September 30, 2023	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$18,918	$34,751	$3,831	$13,101	$3,399	$1,921	$75,921
Charge-Offs	(12)	(69)	—	(259)	(41)	(280)	(661)
Recoveries	32	797	—	114	20	45	1,008
Provisions	85	535	(1,129)	1,179	(608)	183	245
Ending Allowance	$19,023	$36,014	$2,702	$14,135	$2,770	$1,869	$76,513

Nine Months Ended September 30, 2023	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$16,711	$34,218	$4,025	$11,769	$4,044	$2,049	$72,816
Charge-Offs	(321)	(1,758)	—	(778)	(241)	(1,020)	(4,118)
Recoveries	77	868	—	1,017	77	177	2,216
Provisions	2,556	2,686	(1,323)	2,127	(1,110)	663	5,599
Ending Allowance	$19,023	$36,014	$2,702	$14,135	$2,770	$1,869	$76,513

Purchased Credit Deteriorated Loans

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(In Thousands)		(In Thousands)
Real Estate:
Residential	$9,033	$121	$9,882	$126
Commercial	1,712	29	2,040	50
Construction	—	—	—	—
	10,745	150	11,922	176
Other Loans:
Commercial	2,084	105	1,968	351
Home equity and improvement	1,322	33	1,879	54
Consumer finance	108	5	204	5
	3,514	143	4,051	410
Total	$14,259	$293	$15,973	$586

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $14.9 million as of September 30, 2024, and $7.9 million as of December 31, 2023.

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Mortgage banking gain (loss), net	$691	$2,584	$3,352	$3,989
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	1,839	1,850	5,516	5,583
Amortization of mortgage servicing rights	(1,320)	(1,291)	(3,871)	(3,787)
Mortgage servicing rights valuation adjustments	(16)	131	594	155
	503	690	2,239	1,951

Net revenue (expense) from sale and servicing of mortgage loans	$1,194	$3,274	$5,591	$5,940

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.88 billion at September 30, 2024 and $2.89 billion at December 31, 2023.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$18,286	$20,823	$19,452	$21,858
Loans sold, servicing retained	846	642	2,231	2,103
Amortization	(1,320)	(1,291)	(3,871)	(3,787)
Carrying value before valuation allowance at end of period	17,812	20,174	17,812	20,174

Valuation allowance:
Balance at beginning of period	(146)	(663)	(756)	(687)
Impairment recovery (charges)	(16)	131	594	155
Balance at end of period	(162)	(532)	(162)	(532)
Net carrying value of MSRs at end of period	$17,650	$19,642	$17,650	$19,642
Fair value of MSRs at end of period	$23,811	$29,267	$23,811	$29,267

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company had no accrual for secondary market buy-back activity at September 30, 2024 or December 31, 2023 based on management’s estimate of potential losses from this activity. There was no expense or credit recognized in the three and nine months ended September 30, 2024 and 2023.

10. Leases

The Company’s lease agreements have maturity dates ranging from October 2024 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for operating leases was 12.44 years as of September 30, 2024 and 13.27 years as of December 31, 2023. The weighted average remaining life of the lease term for finance leases was 6.68 years as of September 30, 2024 and 6.87 years as of December 31, 2023. The weighted average discount rate for operating leases was 2.81% as of September 30, 2024 and 2.58% as of December 31, 2023. The weighted average discount rate for finance leases was 4.60% as of September 30, 2024 and 4.81% as of December 31, 2023.

The total operating lease costs were $699,000 and $2.0 million for the three and nine months ended September 30, 2024, respectively, and $351,000 and $1.6 million for the three and nine months ended September 30, 2023, respectively. The right-of-use asset, included in other assets, were $20.2 million and $13.5 million at September 30, 2024 and December 31, 2023, respectively. The lease liabilities, included in other liabilities, were $20.8 million and $13.9 million as of September 30, 2024 and December 31, 2023, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments as follows:

(In Thousands)	September 30, 2024
Remainder of 2024	$1,878
2025	1,538
2026	1,288
2027	1,218
2028	1,115
Thereafter	9,625
Total undiscounted minimum lease payments	16,662
Present value adjustment	4,094
Total lease liabilities	$20,756

11. Deposits

A summary of deposit balances is as follows:

	September 30, 2024	December 31, 2023
	(In Thousands)
Non-interest-bearing checking accounts	$1,425,182	$1,591,979
Interest-bearing checking and money market accounts	3,468,325	3,177,369
Savings deposits	617,238	678,076
Retail certificates of deposit less than $250,000	837,349	827,479
Retail certificates of deposit greater than $250,000	507,148	526,199
Brokered deposits	287,394	341,944
	$7,142,636	$7,143,046

12. Borrowings

The Company's FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts and subordinated debentures are comprised of the following:

	September 30, 2024	December 31, 2023
	(In Thousands)
FHLB Advances:
Single maturity fixed rate advances	$125,000	$125,000
Overnight advances	220,000	155,000
Total	$345,000	$280,000
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083
Subordinated debentures	$49,241	$49,146

At September 30, 2024, the Company had $345 million of outstanding FHLB advances with maturity dates in 2024. There was $280.0 million in outstanding FHLB advances at December 31, 2023 with maturity dates in 2024. The Company's borrowing capacity at the FHLB was $1.7 billion as of September 30, 2024 and

$2 billion at December 31, 2023, respectively. The Company has an available credit line at the Federal Reserve Bank Discount Window of $722.9 million as of September 30, 2024 and $531.5 million as of December 31, 2023, respectively, which has not been drawn upon. The Company also has a $50.0 million credit line at US Bank as of September 30, 2024 and December 31, 2023, respectively, which also was not drawn upon.

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

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures") to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore, the trust is not consolidated in the Company’s financial statements, but rather the Subordinated Debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month SOFR rate plus 1.5%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 6.71% as of September 30, 2024, and 7.15% as of December 31, 2023.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month SOFR rate plus 1.38%. The coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 6.59% and 7.03% on September 30, 2024 and December 31, 2023, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	September 30, 2024	December 31, 2023
Commitments to make loans	$470,711	$407,532
Unused lines of credit	1,043,195	1,024,838
Standby letters of credit	17,503	17,500
Total	$1,531,409	$1,449,870

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

The components of income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
Current:
Federal	$4,684	$6,105	$11,885	$25,492
State and local	209	137	617	410
Deferred	(428)	(691)	494	(2,336)
	$4,465	$5,551	$12,996	$23,566

The effective tax rates differ from federal statutory rate applied to income due to the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
Tax expense at statutory rate (21%)	$4,437	$6,348	$13,361	$24,105
Increases (decreases) in taxes from:
State income tax - net of federal tax benefit	165	108	487	324
Tax exempt interest income, net of TEFRA	(40)	(113)	(119)	(376)
Bank owned life insurance	(262)	(221)	(872)	(732)
Captive insurance	—	(92)	—	(338)
Merger costs	420	—	420	—
Other	(255)	(479)	(281)	583
Total	$4,465	$5,551	$12,996	$23,566

15. Derivative Financial Instruments

At September 30, 2024, the Company had approximately $25.9 million of interest rate lock commitments and $305.0 million of forward sales of mortgage backed securities. These commitments are considered derivatives. The Company had $12.1 million of interest rate lock commitments and $385.0 million of forward commitments at December 31, 2023.

The fair value of these mortgage banking derivatives is reflected by a derivative asset recorded in other assets in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instrument assets:

	September 30, 2024	December 31, 2023
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$(443)	$(4,750)

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative carrying value at September 30, 2024 and 2023 represents a fair value adjustment that runs through mortgage banking income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – (Loss) Gain	$(624)	$2,826	$4,308	$4,903

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $120.4 million and fair value of $3.0 million in other assets and $3.1 million in other liabilities at September 30, 2024. As of December 31, 2023, the Company had interest rate swaps associated with commercial loans with a notional value of $83.7 million and fair value of $2.9 million in other assets and $2.9 million in other liabilities. The Company had noninterest income of $197,000 for the three months ended September 30, 2024. For the nine months ended September 30, 2024, $230,000 flowed through noninterest income. For the three and nine months ended September 30, 2023, $47,000 and $319,000, respectively, flowed through noninterest income.

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

An interest rate swap with notional amount totaling $250.0 million as of September 30, 2024 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified SOFR benchmark interest rate on the Company’s floating rate loan pool. The gross aggregate fair value of the swap of $(28.7) million is recorded in other liabilities in the unaudited Consolidated Balance Sheets at September 30, 2024, with changes in fair value recorded net of tax in other comprehensive income (loss). As of December 31, 2023, the gross aggregate fair value of the swap of $34.6 million was recorded in other liabilities in the Consolidated Balance Sheets. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	September 30, 2024	December 31, 2023

Notional amount	$250,000	$250,000
Weighted average fixed receive rates	1.437%	1.437%
Weighted average variable 1-month SOFR pay rates	4.975%	5.475%
Weighted average remaining maturity (in years)	6.6	6.9
Fair value	$(28,738)	$(34,575)

Three $125.0 million interest rate swaps with a notional amount totaling $375.0 million as of September 30, 2024 were designated as fair value hedges to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the $1.3 billion associated pool of fixed rate mortgages. The gross aggregate fair value of the swaps of $2.2 million are recorded in other liabilities in the unaudited Consolidated Balance Sheets at September 30, 2024, with changes in fair value offsetting to the fixed rate mortgage loan pool. As of December 31, 2023, the gross aggregate fair value of the swaps of $0.8 million was recorded in other liabilities in the Consolidated Balance Sheets. The Company expects the hedges to remain effective during the remaining terms of the swaps. A summary of the interest rate swaps designated as fair value hedges are presented below (dollars in thousands):

	September 30, 2024	December 31, 2023

Notional amount Fair Value Hedge	$375,000	$375,000
Weighted average fixed pay rates	4.113%	4.113%
Weighted average variable SOFR receive rates	4.850%	5.350%
Weighted average remaining maturity (in years)	1.4	2.2
Fair value	$(2,241)	$(817)

An interest rate swap with a notional amount totaling $125.0 million as of September 30, 2024 was designated as a cash flow hedge to hedge the risk of variability in cash flows attributable to changes in the contractually specified benchmark interest rate on the Company’s short-term fixed rate FHLB advances. The gross aggregate fair value of the swap of $(90,000) is recorded in other assets in the unaudited Consolidated Balance Sheets at September 30, 2024, with changes recorded net of tax in other comprehensive income (loss). As of December 31, 2023, the gross aggregate fair value of the swaps of $0.3 million was recorded in other liabilities in the Consolidated Balance Sheets. The Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

	September 30, 2024	December 31, 2023

Notional amount Cash Flow Hedge	$125,000	$125,000
Weighted average fixed pay rates	4.160%	4.160%
Weighted average variable SOFR receive rates	4.850%	5.350%
Weighted average remaining maturity (in years)	0.7	1.4
Fair value	$(90)	$300

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

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended September 30, 2024
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$33,484	$(7,031)	$26,453
Reclassification adjustment for net gain/loss included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	4,983	(1,046)	3,937
Reclassification adjustment for net gain/loss included in net income	4,429	(930)	3,499
Total other comprehensive income (loss)	$42,896	$(9,007)	$33,889

Nine Months Ended September 30, 2024
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$25,654	$(5,387)	$20,267
Reclassification adjustment for net gain/loss included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(3,301)	693	(2,608)
Reclassification adjustment for net gain/loss included in net income	8,748	(1,837)	6,911
Total other comprehensive income (loss)	$31,101	$(6,531)	$24,570

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In Thousands)
Three Months Ended September 30, 2023
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(31,552)	$6,626	$(24,926)
Reclassification adjustment for net gain/loss included in net income	—	—	—
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(11,572)	2,196	(9,376)
Reclassification adjustment for net gain/loss included in net income	3,525	(784)	2,741
Total other comprehensive income (loss)	$(39,599)	$8,038	$(31,561)

Nine Months Ended September 30, 2023
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(28,443)	$5,973	$(22,470)
Reclassification adjustment for net gain/loss included in net income	(27)	6	(21)
Cash flow hedge derivatives
Change in net unrealized gain/loss during the period	(13,468)	2,828	(10,640)
Reclassification adjustment for net gain/loss included in net income	7,985	(1,676)	6,309
Total other comprehensive income (loss)	$(33,953)	$7,131	$(26,822)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Post- retirement Benefit	Cash Flow Hedge Derivatives	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance January 1, 2024	$(127,033)	$393	$(27,079)	$(153,719)
Other comprehensive income (loss) before reclassifications	20,267	—	(2,608)	17,659
Amounts reclassified from accumulated other comprehensive income	—	—	6,911	6,911

Net other comprehensive income (loss) during period	20,267	—	4,303	24,570

Balance September 30, 2024	$(106,766)	$393	$(22,776)	$(129,149)

Balance January 1, 2023	$(142,236)	$402	$(31,626)	$(173,460)
Other comprehensive income (loss) before reclassifications	(22,470)	—	(10,640)	(33,110)
Amounts reclassified from accumulated other comprehensive income	(21)	—	6,309	6,288

Net other comprehensive income (loss) during period	(22,491)	—	(4,331)	(26,822)

Balance September 30, 2023	$(164,727)	$402	$(35,957)	$(200,282)

Note 17 – Business Combinations

On July 26, 2024, Premier and Wesbanco announced the signing of a definitive Agreement and Plan of Merger (the "Merger Agreement") under which Premier Financial will merge into Wesbanco in a stock-for-stock transaction. Immediately thereafter, the Bank will merge into Wesbanco Bank, Inc., a wholly owned subsidiary of Wesbanco. Under the terms of the Merger Agreement, shareholders of Premier will receive 0.80 shares of Wesbanco common stock for each share of Premier common stock. The transaction is expected to close in the first quarter of 2025, subject to approval of shareholders of both Premier and Wesbanco, and regulatory approvals, and the satisfaction or waiver of other customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q, particularly under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 13. Commitments, Guarantees and Contingent Liabilities” among others, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, statements regarding projections, forecasts, goals and plans of Premier Financial Corp. (“Premier”) and its management, and include statements related to the expected timing, completion and benefits of the proposed merger with Wesbanco, Inc. (“Wesbanco”) (the ‘Merger”), future movements of interest rates, loan or deposit production levels, future credit quality ratios, future strength in the market area, and growth projections. These statements do not describe historical or current facts and may be identified by words such as “intend,” “intent,” “believe,” “expect,” “estimate,” “target,” “plan,” “anticipate,” or similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “can,” or similar verbs. There can be no assurances that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Premier or any other persons, that our objectives and plans will be achieved, including with respect to the Merger.

Forward-looking statements involve numerous risks and uncertainties, any one or more of which could affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. Factors that could cause or contribute to such differences include, but are not limited to, (1) the businesses of Premier and Wesbanco may not be integrated successfully or such integration may take longer to accomplish than expected, (2) the expected cost savings and any revenue synergies from the proposed Merger may not be fully realized within the expected timeframes, (3) disruption from the proposed Merger may make it more difficult to maintain relationships with customers, associates, or suppliers, (4) the required governmental approvals of the proposed Merger may not be obtained on the expected terms and schedule, (5) Premier’s shareholders and/or Wesbanco’s shareholders may not approve the proposed Merger and the merger agreement, and Wesbanco’s shareholders may not approve the issuance of shares of Wesbanco common stock in the proposed Merger. Further information regarding additional factors that could affect the forward-looking statements can be found in the cautionary language included under the headings “Cautionary Note Regarding Forward-Looking Statements” (in the case of Premier), “Forward-Looking Statements” (in the case of Wesbanco), and “Risk Factors” in Premier’s and Wesbanco’s Annual Reports on Form 10-K for the year ended December 31, 2023, and other documents subsequently filed by Premier and Wesbanco with the SEC. These risks and uncertainties include other risks and uncertainties detailed from time to time in our SEC filings, including our 2023 Form 10-K for the year ended December 31, 2023 and any further amendments thereto. All forward-looking statements made in this Form 10-Q are based on information presently available to the management of Premier and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

The following tables present a reconciliation of non-GAAP measures to their respective GAAP measures for the three and nine months ended September 30, 2024 and 2023.

Reconciliations of Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Net interest income (GAAP)	$50,181	$54,264	$148,980	$164,543
Add: FTE adjustment	74	54	221	225
Net interest income on a FTE basis (1)	$50,255	$54,318	$149,201	$164,768

Non-interest income-less securities gains/losses (2)	$12,164	$12,997	36,951	$80,152
Non-interest expense (3)	41,915	38,052	120,024	125,338
Average interest-earning assets net of average
unrealized gains/losses on securities (4)	8,036,417	7,969,363	8,003,275	7,904,565

Ratios:
Net interest margin (1) / (4)	2.50%	2.73%	2.49%	2.78%
Efficiency ratio (3) / (1) + (2)	67.15%	56.53%	64.48%	51.18%

Critical Accounting Policies and Estimates

Premier has established various accounting policies that govern the application of GAAP in the preparation of its consolidated condensed financial statements. Certain accounting estimates involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities and management considers such estimates to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of Premier.

The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. Due to the Company’s signing of the definitive agreement for the merger transaction with Wesbanco, the Company conducted a quantitative interim goodwill impairment assessment at September 30, 2024. The impairment assessment compares the fair value of identified reporting unit with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's interim assessment estimated fair value on income and market approaches. The income approach incorporated a discounted cash flow model that involves management assumptions and consideration of future economic forecasts available. The market approach incorporated a combination of price to book value and price to earnings, adjusted based on companies similar to the reporting unit and adjusted for selected multiples, along with a control premium based on a review of transactions in the banking industry. Significant assumptions in the assessments were employed and included, but were not limited to, prospective financial information, growth rates, terminal value, discount rates, control premiums and comparable multiples from publicly traded companies in our industry. Results of the interim assessment was a fair value of approximately $1.2 billion compared to a carrying amount of approximately $1.0 billion indicating no goodwill impairment as of September 30, 2024. Changes in the economic environment, operations of the reporting unit or other adverse events could result in goodwill impairment as a result of a future evaluation.

Premier has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. Premier determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the three months ended September 30, 2024.

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

On July 26, 2024, Premier and Wesbanco announced the signing of the definitive Merger Agreement under which Premier will merge into Wesbanco in a stock-for-stock transaction. Immediately thereafter, the Bank will merge into Wesbanco Bank, Inc., a wholly owned subsidiary of Wesbanco. Under the terms of the Merger

Agreement, shareholders of Premier will receive 0.80 shares of Wesbanco common stock for each share of Premier common stock. The transaction is expected to close in the first quarter of 2025, subject to approval of shareholders of both Premier Financial and Wesbanco, and regulatory approvals, and the satisfaction or waiver of other customary closing conditions.

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

Changes in Financial Condition

The Company's total assets increased $103.4 million, totaling $8.7 billion at September 30, 2024 compared to $8.6 billion at December 31, 2023. The increase is primarily attributable to an increase in securities, partially offset by a decline in loans. The increase in securities was funded by increases in advances from the FHLB.

Net loans decreased $150.3 million to $6.5 billion at September 30, 2024 compared to $6.7 billion at December 31, 2023. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(Dollars in Thousands)
Real Estate:
Residential	$1,806,389	26.6%	$1,810,265	25.8%
Commercial	2,853,115	42.0%	2,839,905	40.5%
Construction	703,420	10.4%	838,823	12.0%
	5,362,924	79.0%	5,488,993	78.3%
Other Loans:
Commercial	969,817	14.3%	1,056,803	15.1%
Home equity and improvement	271,652	4.0%	267,960	3.8%
Consumer finance	184,573	2.7%	193,830	2.8%
	1,426,042	21.0%	1,518,593	21.7%
Loans before deferred loan origination fees and costs	6,788,966	100.0%	7,007,586	100.0%
Deduct:
Undisbursed construction loan funds	(213,803)		(281,466)
Net deferred loan origination fees and costs	13,565		13,267
Allowance for credit losses	(76,142)		(76,512)
Total loans	$6,512,586		$6,662,875

The following table sets forth the composition of the Company's commercial real estate portfolio.

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(Dollars in Thousands)
Non owner occupied excluding office	$1,061,894	37.2%	$1,027,801	36.2%
Non owner occupied office	184,156	6.5%	205,302	7.2%
Owner occupied excluding office	666,454	23.4%	653,849	23.0%
Owner occupied office	104,792	3.7%	113,679	4.0%
Multifamily	645,628	22.6%	642,651	22.6%
Agriculture land	120,956	4.2%	121,544	4.3%
Other commercial real estate	69,235	2.4%	75,079	2.6%
Total commercial real estate loans	$2,853,115	100.0%	$2,839,905	100.0%

The following table sets forth the composition of the Company's commercial real estate portfolio by state.

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(Dollars in Thousands)
Ohio	$2,038,545	71.4%	$2,013,740	70.9%
Michigan	292,170	10.2%	303,512	10.7%
Indiana	261,571	9.2%	278,768	9.8%
Pennsylvania	75,210	2.6%	73,166	2.6%
Florida	43,580	1.5%	23,405	0.8%
All other	142,039	5.0%	147,314	5.2%
Total commercial real estate loans	$2,853,115	100.0%	$2,839,905	100.0%

Securities increased $249.6 million to $1.2 billion at September 30, 2024 from $946.7 million at December 31, 2023. Equity securities increased $197,000 to $6.0 million in the first nine months of 2024 compared to $5.8 million at December 31, 2023.

Goodwill was $295.6 million at September 30, 2024 and December 31, 2023. Intangibles decreased $2.8 million to $9.3million at September 30, 2024, compared to $12.2 million at December 31, 2023, as a result of amortization during the nine months.

Deposits decreased $410,000 totaling $7.1 billion at both December 31, 2023 and September 30, 2024. Non-interest bearing deposits decreased $166.8 million since December 31, 2023 to $1.4 billion during the nine months ended September 30, 2024, while non-brokered interest-bearing deposits grew $220.9 million to $5.4 billion during the same period. Brokered deposits decreased $54.6 million in the nine months ended September 30, 2024 to $287.4 million compared to $341.9 million at December 31, 2023.

Stockholders’ equity increased $43.4 million from $975.6 million at December 31, 2023 to $1.0 billion at September 30, 2024. At September 30, 2024, 1,199,634 common shares remained available for repurchase under the Company’s existing repurchase program. The Company does not intend to repurchase shares of outstanding common stock during the pendency of the Merger.

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

	Three Months Ended September 30,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$6,679,329	$88,949	5.33%	$6,763,232	$86,618	5.12%
Securities	1,293,427	10,045	3.11	1,137,730	6,991	2.46
Interest bearing deposits	37,197	654	7.03	38,210	652	6.83
FHLB stock	26,464	595	8.99	30,191	690	9.14
Total interest-earning assets	8,036,417	100,243	4.99	7,969,363	94,951	4.77
Non-interest-earning assets	659,634			612,856
Total assets	$8,696,051			$8,582,219

Interest-bearing liabilities:
Deposits	$5,780,002	$45,529	3.15%	$5,490,945	$34,874	2.54%
FHLB advances and other	266,250	3,307	4.97	355,576	4,597	5.17
Subordinated debentures	85,306	1,152	5.40	85,179	1,162	5.46
Notes payable	—	—	—	13	—	—
Total interest-bearing liabilities	6,131,558	49,988	3.26	5,931,713	40,633	2.74
Non-interest bearing deposits	1,425,365	—	—	1,554,882	—	—
Total including non-interest bearing demand deposits	7,556,923	49,988	2.65	7,486,595	40,633	2.17
Other non-interest-bearing liabilities	141,283			156,168
Total liabilities	7,698,206			7,642,763
Stockholders’ equity	997,845			939,456
Total liabilities and stockholders’ equity	$8,696,051			$8,582,219
Net interest income; interest rate spread		$50,255	1.73%		$54,318	2.03%
Net interest margin (3)			2.50%			2.73%
Average interest-earning assets to average interest-bearing liabilities			131%			134%

(1)
Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
(2)
Annualized
(3)
Net interest margin is net interest income divided by average interest-earning assets. See Non-GAAP Financial Measure discussion for further details.

	Nine Months Ended September 30,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$6,718,474	$265,119	5.26%	$6,671,687	$244,303	4.88%
Securities	1,222,519	26,447	2.88	1,160,987	21,408	2.46
Interest bearing deposits	36,452	1,901	6.95	36,677	1,737	6.31
FHLB stock	25,830	1,735	8.96	35,214	1,989	7.53
Total interest-earning assets	8,003,275	295,202	4.92	7,904,565	269,437	4.54
Non-interest-earning assets	641,586			633,683
Total assets	$8,644,861			$8,538,248

Interest-bearing liabilities:
Deposits	$5,700,244	$132,023	3.09%	$5,256,571	$83,157	2.11%
FHLB advances and other	280,730	10,505	4.99	491,861	18,150	4.92
Subordinated debentures	85,274	3,473	5.43	85,147	3,362	5.26
Notes payable	—	—	—	4	—	—
Total interest-bearing liabilities	6,066,248	146,001	3.21	5,833,583	104,669	2.39
Non-interest bearing deposits	1,456,235	—	—	1,637,191	—	—
Total including non-interest bearing demand deposits	7,522,483	146,001	2.59	7,470,774	104,669	1.87
Other non-interest-bearing liabilities	142,029			146,507
Total liabilities	7,664,512			7,617,281
Stockholders' equity	980,349			920,967
Total liabilities and stockholders' equity	$8,644,861			$8,538,248
Net interest income; interest rate spread		$149,201	1.71%		$164,768	2.15%
Net interest margin (3)			2.49%			2.78%
Average interest-earning assets to average interest-bearing liabilities			132%			136%

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

Results of Operations

Three months ended September 30, 2024 and 2023

For the three months ended September 30, 2024, the Company reported net income of $16.7 million compared to net income of $24.7 million for the three months ended September 30, 2023. On a per share basis, basic and diluted earnings per common share were $0.46 for the three months ended September 30, 2024 and basic and diluted earnings per common share were $0.69 for the three months ended September 30, 2023. The decrease from 2023 to 2024 is primarily due to fluctuations in net interest income, mortgage banking income and transaction costs, which are described in further detail below.

Net Interest Income

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $50.2 million for the quarter ended September 30, 2024, down from $54.3 million for the same period in 2023. Average earning assets for the quarter ended September 30, 2024 were $8.0 billion the same as the quarter ended September 30, 2023. The tax-equivalent net interest margin was 2.50% for the quarter ended September 30, 2024, a decrease of 23 basis points from 2.73% for the same period in 2023. The decrease in margin between the 2024 and 2023 quarters was primarily due to funding cost increasing at a faster pace than the Company earned on assets. The yield on interest-earning assets increased 22 basis points to 4.99% for the quarter ended September 30, 2024 compared to 4.77% for the same period in 2023. The cost of interest-bearing liabilities between the two periods increased 52 basis points to 3.26% in the third quarter of 2024 from 2.74% in the third quarter of 2023.

Interest income increased $5.3 million to $100.2 million for the quarter ended September 30, 2024, from $94.9 million for the quarter ended September 30, 2023. This increase is primarily due to an increase in the yield on loans and securities. Income from loans increased to $88.9 million for the quarter ended September 30, 2024, compared to $86.6 million for the same period in 2023. Average loan balances declined to $6.7 billion for the three months ended September 30, 2024 from $6.8 billion for the third quarter of 2023, but the yield on loans increased 21 basis points in the third quarter of 2024 to 5.33% compared to 5.12% in the third quarter of 2023. Interest income from investments increased $3.0 million to $10.0 million in the third quarter of 2024 compared to $7.0 million for the same period in 2023. This is primarily due to an increase in the yield on securities of 65 basis points to 3.11% for the three months ended September 30, 2024, compared to 2.46% for the same period in 2023, and an increase in average balance of $155.7 million. Income from interest-earning deposits increased slightly to $654,000 in the third quarter of 2024 compared to $652,000 for the same period in 2023. Income from FHLB stock dividends decreased to $595,000 in the third quarter of 2024 compared to $690,000 in the same quarter of 2023 as a result of a decrease in average FHLB stock balances of $3.7 million.

Interest expense increased $9.4 million to $50.0 million in the third quarter of 2024 compared to $40.6 million for the same period in 2023. An increase in the cost of interest-bearing liabilities of 52 basis points is the primary reason for this change. Interest expense related to interest-bearing deposits was $45.5 million in the third quarter of 2024 compared to $34.9 million for the same period in 2023. Interest expense recognized by the Company related to FHLB advances was $3.3 million in the third quarter of 2024 compared to $4.6 million for the same period in 2023 due to a decrease in average balances of $89.3 million when comparing the third quarter of 2024 to the same quarter in 2023. Expenses on subordinated debentures remained steady at $1.2 million in the third quarter of 2024 compared to the same period in 2023.

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

The ACL is made up of two basic components. The first component of the ACL is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration or Farm Service Agency guarantees. The specific reserve portion of the ACL was $13.8 million as of September 30, 2024, and $4.3 million as of December 31, 2023.

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

The quantitative general allowance increased to $31.2 million at September 30, 2024, up from $28.1 million at December 31, 2023. As a part of the CECL model in certain calculations, especially DCF, projected loan losses are correlated to the levels of the unemployment rate over the life of the loans in addition to the fluctuation of loan balances. The increase in the quantitative general allowance during 2024 is attributed to changes in prepayment speeds, unemployment forecasts, risk migration and loss rates.

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

The qualitative analysis indicated a general reserve of $31.0 million at September 30, 2024, compared to $44.1 million at December 31, 2023. Overall, the factors decreased in the third quarter as a result of the twelve month trend showing improvement in the economic and environmental factors listed above, which offset the increase in nonaccrual loans that negatively impacted the qualitative reserves.

The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.384% for construction other loans to 1.321% for CRE owner occupied loans at September 30, 2024.

Under ASU Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD. PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss through retained earnings on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The outstanding balance and related allowance on these loans as of September 30, 2024 is $12.5 million and $211,000, respectively.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves and the change in net charge-offs in the quarter, the Company’s provision for credit losses for the three and nine months ended September 30, 2024 was a reduction in expense of $475,000 and an expense of $3.3 million, respectively. This is compared to an expense of $245,000 and $5.6 million for the three and nine months ended September 30, 2023, respectively. The ACL was $76.1 million at September 30, 2024 and $76.5 million at December 31, 2023. The ACL represented 1.16% of loans, net of undisbursed loan funds and deferred fees and costs at September 30, 2024, compared to 1.14% at December 31, 2023. In management’s opinion, the overall ACL of $76.1 million as of September 30, 2024 is adequate to cover current estimated credit losses.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three and nine months ended September 30, 2024, total write-downs of real estate held for sale and other repossessed assets were $62,000 and $135,000, respectively. Management believes that the values recorded at September 30, 2024 for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $120.2 million at September 30, 2024, compared to $69.7 million at December 31, 2023, an increase of $50.6 million, primarily due to two commercial relationships, one which is still accruing and the other which was placed on nonaccrual. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at September 30, 2024 were appropriate. Of the $82.0 million in non-accrual loans at September 30, 2024, $49.5 million, or 60.4%, are less than 90 days past due. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. Non-performing assets at September 30, 2024 and December 31, 2023 by category, were as follows:

	September 30,	December 31,
	2024	2023
	(In Thousands)
Non-performing loans:
Residential real estate	$14,786	$13,028
Commercial real estate	19,548	5,971
Construction	1,200	—
Commercial	38,910	8,649
Home equity and improvement	1,443	1,417
Consumer finance	4,130	3,433
PCD	1,947	2,993
Total non-performing loans	81,964	35,491

Real estate owned	326	243
Total repossessed assets	326	243

Total nonperforming assets	$82,290	$35,734

Total nonperforming assets as a percentage of total assets	0.94%	0.41%
Total nonperforming assets as a percentage of total loans plus OREO*	1.25%	0.53%
ACL as a percent of total nonperforming assets	92.53%	214.12%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

PCD loans account for 2.4% of non-performing loans at September 30, 2024. Excluding non-performing PCD loans, non-performing loans in the commercial loan category represented 3.75% of the total loans in that category at September 30, 2024, compared to 0.82% for the same category at December 31, 2023. Non-performing loans in the non-residential and multi-family residential real estate loan category were 0.69% of the total loans in this category at September 30, 2024, compared to 0.21% at December 31, 2023. Non-performing loans in the residential loan category represented 0.82% of the total loans in that category at September 30, 2024, compared to 0.72% for the same category at December 31, 2023.

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

The following tables detail net charge-offs/recoveries and non-accrual loans by loan type.

	For the Nine Months Ended September 30, 2024		As of September 30, 2024
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$29	0.80%	$14,786	18.04%
Commercial real estate	1,207	33.27%	19,548	23.85%
Construction	—	—	1,200	1.46%
Commercial	1,075	29.63%	38,910	47.47%
Home equity and improvement	111	3.06%	1,443	1.76%
Consumer finance	1,031	28.42%	4,130	5.04%
PCD	175	4.82%	1,947	2.38%
Total	$3,628	100.00%	$81,964	100.00%

	For the Nine Months Ended September 30, 2023		As of December 31, 2023
	Net Charge-offs (Recovery)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$224	11.78%	$13,028	36.71%
Commercial real estate	890	46.79%	5,971	16.82%
Construction	—	—	—	—
Commercial	(216)	(11.36)%	8,649	24.37%
Home equity and improvement	239	12.57%	1,417	4.00%
Consumer finance	841	44.22%	3,433	9.67%
PCD	(76)	(4.00)%	2,993	8.43%
Total	$1,902	100.00%	$35,491	100.00%

	3rd Qtr 2024	2nd Qtr 2024	1st Qtr 2024	4th Qtr 2023	3rd Qtr 2023
	(In Thousands)
Allowance at beginning of period	$77,222	$76,679	$76,512	$76,513	$75,921
Provision for credit losses	(475)	3,173	560	2,143	245
Charge-offs:
Residential	2	3	61	20	12
Commercial real estate	9	1,229	13	561	69
Construction	—	—	—	—	—
Commercial	310	1,039	58	1,578	256
Home equity and improvement	36	49	81	(23)	38
Consumer finance	448	664	438	478	280
PCD	18	105	52	32	6
Total charge-offs	823	3,089	703	2,646	661
Recoveries	218	459	310	502	1,008
Net charge-offs (recoveries)	605	2,630	393	2,144	(347)
Ending allowance	$76,142	$77,222	$76,679	$76,512	$76,513

The following table sets forth information concerning the allocation of the Company’s ACL by loan categories at the dates indicated.

	September 30, 2024		June 30, 2024		March 31, 2024		December 31, 2023		September 30, 2023
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
			(Dollars In Thousands)
Residential	$15,599	26.6%	$20,241	26.4%	$20,210	26.4%	$17,215	25.8%	$19,023	25.5%
Commercial real estate	30,479	42.0%	28,971	41.6%	33,140	41.1%	36,053	40.5%	36,014	40.0%
Construction	4,807	10.4%	2,022	10.2%	2,344	11.0%	3,159	12.0%	2,702	13.1%
Commercial	20,953	14.3%	20,675	15.2%	15,877	15.0%	15,489	15.1%	14,135	14.7%
Home equity and improvement	2,164	4.0%	2,844	3.9%	2,864	3.9%	2,703	3.8%	2,770	3.8%
Consumer finance	2,140	2.7%	2,469	2.8%	2,244	2.7%	1,893	2.8%	1,869	2.9%
	$76,142	100.0%	$77,222	100.0%	$76,679	100.0%	$76,512	100.0%	$76,513	100.0%

Key Asset Quality Ratio Trends

	3rd Qtr 2024	2nd Qtr 2024	1st Qtr 2024	4th Qtr 2023	3rd Qtr 2023
Allowance for credit losses / loans*	1.16%	1.16%	1.15%	1.14%	1.14%
Allowance for credit losses / non-performing assets	92.53%	119.63%	195.18%	214.12%	192.00%
Allowance for credit losses / non-performing loans	92.90%	120.36%	196.46%	215.58%	193.89%
Non-performing assets / loans plus OREO*	1.25%	0.97%	0.59%	0.53%	0.60%
Non-performing assets / total assets	0.94%	0.74%	0.46%	0.41%	0.47%
Net charge-offs (recoveries) / average loans - annualized	0.04%	0.16%	0.02%	0.13%	(0.02)%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income was $12.6 million in the third quarter of 2024 compared to $13.3 million for the same period in 2023. The decrease is primarily a result of a decrease in mortgage banking income.

Service Fees. Service fees and other charges decreased by $809,000 from $6.9 million for the three months ended September 30, 2023 to $7.8 million for the same period in 2024.

Mortgage Banking Activity. In the third quarter of 2024, income of $1.2 million was recorded for mortgage banking compared to income of $3.3 million in the third quarter of 2023. Mortgage banking gains decreased $2.0 million to a gain of $691,000 in the third quarter of 2024 from a gain of $2.6 million in the third quarter of 2023, primarily as a result of fluctuations in gain margins and an aged loans portfolio sale in 2024. Mortgage loan servicing revenue was relatively flat at $1.8 million in the third quarter of 2024 compared to $1.9 million in the same period in 2023. Amortization of mortgage servicing rights remained steady at $1.3 million in the third quarter of 2024 and 2023. The valuation adjustment in mortgage servicing assets was a decrease of $16,000 in the third quarter of 2024 compared with an adjustment of $131,000 in the third quarter of 2023. These fluctuations have primarily resulted from changes in the level of interest rates and prepayment speeds.

Gain (loss) on Equity Securities. The Company recognized a gain on equity securities of $410,000 for the third quarter of 2024, compared to a gain of $256,000 for the third quarter of 2023. This is attributable to changes in valuations in the equity securities portfolio as a result of market conditions.

Insurance Commissions. As a result of the sale of First Insurance, the Company did not generate insurance commission income after June 30, 2023.

Wealth Management Income. Income from wealth management was $1.9 million and $1.5 million for the third quarter of 2024 and 2023, respectively.

Bank-Owned Life Insurance ("BOLI"). Income from BOLI increased to $1.2 million in the third quarter of 2024 from $1.10 million for the same period in 2023. The Company did not recognize proceeds from claim gains in either the third quarter of 2024 or 2023.

Other Non-Interest Income. Other non-interest income decreased to $91,000 in the third quarter of 2024 from $217,000 in the same period in 2023.

Non-Interest Expense

Non-interest expense increased $3.9 million to $41.9 million for the third quarter of 2024 compared to $38.1 million for the same period in 2023, primarily as a result of transaction costs recognized in 2024 related to the pending merger with Wesbanco.

Compensation and Benefits. Compensation and benefits remained steady at $21.8 million in the third quarter of 2024 and 2023.

Occupancy. Occupancy expense increased to $3.5 million in the third quarter of 2024 compared to $3.1 million in the third quarter of 2023.

FDIC Insurance Premium. The premiums on FDIC insurance decreased to $1.2 million for the three months ended September 30, 2024 compared to $1.3 million for the three months ended September 30, 2023.

Financial Institutions Tax. The Company’s financial institutions tax increased to $1.0 million in the third quarter of 2024 compared to $989,000 in the third quarter of 2023, as a result of higher equity at the end of 2023.

Data Processing. Data processing costs increased to $5.1 million in the third quarter of 2024 from $4.0 million in the third quarter of 2023, as a result of a new digital platform launched in the fourth quarter of 2023.

Amortization of Intangibles. Expense from the amortization of intangibles decreased to $904,000 in the third quarter of 2024 from $1.1 million in the third quarter of 2023. The decrease is primarily related to the amortization of core deposit intangibles over the past year.

Transaction Costs. The Company had $2.8 million in transaction costs in the third quarter of 2024 related to the recently announced Merger Agreement with Wesbanco. There were no transaction costs in the third quarter of 2023.

Other Non-Interest Expenses. Other non-interest expenses was steady at $5.7 million for the three months ended September 30, 2024, and 2023.

Nine Months Ended September 30, 2024 and 2023

On a consolidated basis, the Company’s net income for the nine months ended September 30, 2024 was $50.6 million compared to income of $91.2 million for the same period in 2023. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2024 were both $1.41, compared to basic and diluted earnings per common share of $2.55 for the same period in 2023. The decrease from 2023 to 2024 is primarily due to the sale of First Insurance on June 30, 2023 and fluctuations in interest on loans, deposits and FHLB advances and provision for credit losses, which is described in further detail below.

Net Interest Income

Net interest income was $149.0 million for the first nine months of 2024 compared to $164.5 million in the first nine months of 2023. Average interest-earning assets increased to $8.0 billion in the first nine months of 2024 compared to $7.9 billion in the first nine months of 2023. This increase was primarily due to organic loan growth and an increase in average securities.

For the nine months ended September 30, 2024, total interest income was $295.0 million compared to $269.2 million for the same period in 2023. Interest expense increased by $41.3 million to $146.0 million for the nine months ended September 30, 2024, compared to $104.7 million for the same period in 2023.

Net interest margin for the first nine months of 2024 was 2.49%, down 29 basis points from the 2.78% margin reported for the nine months ended September 30, 2023. The decrease in net interest margin was primarily due the increase in rates on interest-bearing liabilities outpacing the increases in repricing of interest-bearing assets.

Provision for Credit Losses

The provision for credit losses on loans and unfunded commitments was $2.5 million for the nine months ended September 30, 2024, compared to $3.5 million for the nine months ended September 30, 2023. Charge-offs for the first nine months of 2024 were $4.6 million and recoveries of previously charged off loans totaled $978,000 for net charge-offs of $3.6 million. By comparison, $4.1 million of charge-offs were recorded in the same period of 2023 and $2.2 million of recoveries were realized for net charge-offs of $1.9 million.

Non-Interest Income

Total non-interest income decreased $41.9 million to $37.1 million for the nine months ended September 30, 2024 from $79.1 million recognized for the same period in 2023, primarily as a result of the sale of First Insurance on June 30, 2023.

Service Fees. Service fees and other charges were $21.2 million for the first nine months of 2024, an increase of $667,000 from the same period in 2023.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $349,000 to $5.6 million for the nine months ended September 30, 2024, up from $5.9 million for the same period in 2023, which was primarily attributable to a decline in gains due to margins. Mortgage banking gains decreased $637,000 to $3.4 million for the first nine months of 2024 from $4.0 million for the same period in 2023. Mortgage loan servicing revenue decreased slightly to $5.5 million in the first nine months of 2024compared to $5.6 million for the same period in 2023. The amortization of mortgage servicing rights were relatively flat with an expense of $3.8 million for the first nine months of 2023 to an expense of $3.9 million for the first nine months of 2024. The Company recorded a positive valuation adjustment of $594,000 in the first nine months of 2024 compared to a positive adjustment of $155,000 in the first nine months of 2023.

Gain on Sale of Insurance Agency. The Company sold First Insurance to Risk Strategies Corporation in the second quarter of 2023 and recognized a gain on the sale of $36.3 million.

Gain (loss) on Equity Securities. The Company recognized a gain on equity securities of $197,000 for the nine months ended September 30, 2024, compared to a loss of $1.1 million for the nine months ended September 30, 2023. These amounts are attributable to changes in valuations in the equity securities portfolio as a result of market conditions.

Insurance Commission Income. Income from the sale of insurance was $8.9 million in the first nine months of 2023. As a result of the sale of First Insurance, the Company did not generate insurance commission income after June 30, 2023.

Wealth Management Income. Income in this category was $5.4 million in the first nine months of 2024, compared to $4.5 million in the first nine months of 2023.

Income from Bank Owned Life Insurance. Income from BOLI was $4.1 million in the first nine months of 2024, compared to $3.5 million in the first nine months of 2023. The Company received $512,000 in claim gains in the first nine months of 2024, compared to $423,000 for the same period in 2023.

Other Non-Interest Income. Other non-interest income for the first nine months of 2024 was $480,000, compared to $412,000 in the first nine months of 2023.

Non-Interest Expense

Non-interest expense was $120.0 million for the first nine months of 2024, down from $125.3 million for the same period in 2023, primarily as a result of the sale of First Insurance on June 30, 2023.

Compensation and Benefits. Compensation and benefits decreased to $66.5 million for the nine months ended September 30, 2024, compared to $71.6 million for the same period in 2023, primarily due to the sale of First Insurance.

Occupancy. Occupancy expense was $10.2 million for the nine months ended September 30, 2024, compared to $10.0 million for the same period in 2023.

Data Processing. Data processing costs were $14.8 million in the first nine months of 2024, an increase of $3.3 million from $11.5 million in same period for 2023 primarily from the new digital platform launched in October 2023.

Amortization of Intangibles. Intangible amortization decreased by $731,000 to $2.8 million in the nine months ended September 30, 2024, compared to $3.6 million for the same period in 2023.

Transaction Costs. Transaction costs were $2.8 in the first nine months of 2024 as a result of the recently announced Merger Agreement with Wesbanco. Transaction costs were $3.7 million in the nine months ended September 30, 2023 as a result of the sale of First Insurance.

Other Non-Interest Expenses. Other non-interest expenses decreased $1.4 million to $16.3 million for the first nine months of 2024 from $17.7 million for the same period in 2023.

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

At September 30, 2024, the Company had approximately $3.1 billion of liquidity, comprised of cash and cash equivalents, unencumbered securities, additional FHLB and lines of credit borrowing capacity, brokered deposits subject to policy limits and the Federal Reserve Discount Window through the Borrower-In-Custody collateral programs.

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

The Company met each of the well-capitalized ratio guidelines at September 30, 2024. The following tables indicates the capital ratios for the Company (consolidated) and the Bank at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$848,289	12.26%	$311,458	4.5%	N/A	N/A
Premier Bank	$869,061	12.61%	$310,207	4.5%	$448,077	6.5%
Tier 1 Capital
Consolidated	$883,289	10.35%	$341,253	4.0%	N/A	N/A
Premier Bank	$869,061	10.22%	$339,574	4.0%	$424,467	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$883,289	12.76%	$415,278	6.0%	N/A	N/A
Premier Bank	$869,061	12.61%	$413,610	6.0%	$551,479	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$1,012,666	14.63%	$553,704	8.0%	N/A	N/A
Premier Bank	$947,238	13.74%	$551,479	8.0%	$689,349	10.0%

(1) Excludes capital conservation buffer of 2.50%

	December 31, 2023
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$826,639	11.70%	$318,003	4.5%	N/A	N/A
Premier Bank	$871,342	12.38%	$316,676	4.5%	$457,421	6.5%

Tier 1 Capital
Consolidated	$861,639	10.26%	$335,772	4.0%	N/A	N/A
Premier Bank	$871,342	10.42%	$334,641	4.0%	$418,301	5.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$861,639	12.19%	$424,005	6.0%	N/A	N/A
Premier Bank	$871,342	12.38%	$422,235	6.0%	$562,980	8.0%

Total Capital (to Risk Weighted Assets)
Consolidated	$991,873	14.04%	$565,339	8.0%	N/A	N/A
Premier Bank	$951,576	13.52%	$562,980	8.0%	$703,725	10.0%

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

The table below presents, for the twelve months subsequent to September 30, 2024 and December 31, 2023, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of September 30, 2024, net interest income sensitivity to changes in interest rates for the twelve months subsequent to September 30, 2024, increased in the rising rate environment and decreased in the falling rate environment for the shock compared to the sensitivity profile for the twelve months subsequent to December 31, 2023. The change in modeling results from the prior period shown is largely due to updated deposit beta assumptions used which decreased liability sensitivity for the period.

	Impact on Future Annual Net Interest Income
Immediate Change in Interest Rates	September 30, 2024	December 31, 2023

+ 400	(7.8)%	(9.9)%
+ 300	(5.6)%	(7.3)%
+ 200	(3.4)%	(4.7)%
+ 100	(1.4)%	(2.3)%
- 100	2.1%	2.5%
- 200	4.0%	5.0%
- 300	5.8%	7.3%
- 400	6.8%	9.2%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may increase from the base case scenario should the yield curve change by different increments on different points on the curve. For example, in a steep down 200 basis points shock scenario where short-term rates (e.g., 1 year or less) decline while long-term rates (e.g., 7 years or more) remain generally unchanged, annual net interest income would increase by an estimated 10.91% for the twelve months subsequent to September 30, 2024.

In addition to the simulation analysis, Premier also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of Premier’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. This analysis also incorporates key assumptions which can have material impacts to modeled results and are consistent with the methodologies used in the net interest income sensitivity analysis. Deposit decay (or attrition) is a key assumption in EVE analysis and is the result of the same dynamic model used to generate deposit beta assumptions. The results of this analysis are reflected in the following table for the quarter ended September 30, 2024, and the year ended December 31, 2023.

	September 30, 2024	December 31, 2023
Change in Rates	Economic Value of Equity % Change	Economic Value of Equity % Change

+400 bp	(31.5)%	(30.7)%
+ 300 bp	(22.7)%	(23.4)%
+ 200 bp	(14.2)%	(15.7)%
+ 100 bp	(6.3)%	(7.7)%
- 100 bp	5.1%	7.1%
- 200 bp	7.6%	12.4%
- 300 bp	7.5%	16.3%
- 400 bp	(3.1)%	12.9%

Item 4. Controls and Procedures

An evaluation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s portfolio of commercial real estate loans totaled $2.9 billion of total loans at September 30, 2024, and $2.8 billion of total loans at December 31, 2023. The Company's commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose the Company to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender, including sustained inflation and rising interest rates, could negatively impact the future cash flows and market values of the affected properties. The Company underwrites commercial real estate loans primarily based upon the cash flow available to cover the debt service and secondarily based upon the value of the property securing the loan. Loan approval is primarily concentrated with credit officers or loan committee if the relationship is over $10 million. The Company maintains a robust risk identification and monitoring process of existing loans which includes portfolio concentration monitoring, stress test requirements and ongoing individual loan risk analysis. The Company's policy requires all commercial real estate loans $2.5 million and greater to be individually reviewed annually by the Company's credit department to assess risks and affirm the loan grade. Therefore, over 75% of the commercial real estate portfolio is reviewed annually by the credit department. Additionally, an independent loan review covers 40-50% of the commercial portfolio annually to validate credit risk management practices.

The Company's portfolio of commercial loans totaled $969.8 million and $1.1 billion at September 30, 2024 and December 31, 2023, respectively, of total loans. Commercial loans generally expose the Company to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. The Company's commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

The Company targets its business lending towards small- and medium-sized businesses, many of which have fewer financial resources than larger companies and may be more susceptible to economic downturns. If general economic conditions negatively impact these businesses, the Company's results of operations and financial condition may be adversely affected.

Risks Related to the Merger

The Company is subject to business uncertainties and contractual restrictions while the Merger Agreement is pending, which could adversely affect the Company's our business and operations.

Under the terms of the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the transactions described in the Merger Agreement, which may adversely affect Premier's ability to execute certain of its business strategies. Such limitations could negatively affect its businesses and operations prior to the completion of the Merger.

While the Merger Agreement is pending, parties with which the Company does business may experience uncertainty, including with respect to current or future business relationships with Premier or the combined business. It is possible that some customers, suppliers and other persons with whom Premier has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with the Company in connection with the transactions contemplated by the Merger Agreement, which could negatively affect Premier's revenues, earnings and cash flows, as well as the market price of shares of Premier's common stock, regardless of whether these transactions are completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding Premier’s purchases of its common stock during the three-month period ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance, June 30, 2024				1,199,634
July 1 - July 31, 2024	1,608	$20.31	—	1,199,634
August 1 - August 31, 2024	—	—	—	1,199,634
September 1 - September 30, 2024	586	23.75	—	1,199,634
Total	2,194	$21.23	—	1,199,634

(1) All of these shares were obtained in fulfillment of tax obligations from vesting of restricted stock compensation and were not part of the publicly announced repurchase program.

(2) On January 26, 2021, the Company announced that its Board of Directors authorized a program for the repurchase of up to 2,000,000 shares of outstanding common stock. On January 25, 2022, the Company announced that its Board of Directors approved an increase in the Company’s repurchasing authorization to up to 2,000,000 shares of outstanding common stock. There is no expiration date for the repurchase program. The Company does not intend to repurchase shares of outstanding common stock during the pendency of the Merger.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) of Premier adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408(a) of Regulation S-K).

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

Exhibit 101

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL: (i) Unaudited Consolidated Condensed Statements of Financial Condition at September 30, 2024 and December 31, 2023; (ii) Unaudited Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2024 and 2023; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Financial Corp.
(Registrant)

Date: November 12, 2024	By:	/s/ Gary M. Small
Gary M. Small
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Paul D. Nungester, Jr.
Paul D. Nungester, Jr.
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)