Form 10-K
period 2024-12-31
PREMIER FINANCIAL CORP
filed 2025-02-28
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of such stock as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $717.2 million.

As of February 28, 2025, there were issued and outstanding 35,925,095 shares of the registrant’s common stock.

Documents Incorporated by Reference

None.

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

The Company’s core business operations are conducted through its subsidiaries:

Premier Bank: The Bank is an Ohio state-chartered bank headquartered in Youngstown, Ohio. The Bank conducts operations through 73 full-service banking center offices, 9 loan offices and two wealth offices located in Ohio, Michigan, Indiana and Pennsylvania.

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

First Insurance Group of the Midwest: First Insurance was an insurance agency that conducted business throughout Premier’s markets prior to July 1, 2023. First Insurance offered property and casualty insurance, life insurance and group health insurance. On June 30, 2023, the Company completed the sale of substantially all of the assets (including $24.7 million of goodwill and intangibles) of First Insurance to Risk Strategies Corporation (“Buyer”). Consideration included a combination of cash and a subordinated note resulting in net cash received of $47.4 million after certain transaction costs at closing, the assumption of certain leases, and contingent consideration subject to certain performance criteria by the Buyer to be determined after the year ended December 31, 2026. The Company recorded a pre-tax gain on sale of $36.3 million, transaction costs of $3.7 million and taxes of $8.5 million for a $24.1 million increase to equity in 2023.

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

On July 26, 2024, Premier and Wesbanco, Inc. (Nasdaq: WSBC) ("Wesbanco") announced the signing of a definitive merger agreement ("Merger Agreement") under which the parties propose that Premier will merge into Wesbanco in a stock-for-stock transaction (the "Merger"). Under the terms of the Merger Agreement, shareholders of Premier will receive 0.80 shares of Wesbanco common stock for each share of Premier common stock. Premier Bank, a wholly-owned subsidiary of Premier, will merge into Wesbanco Bank, Inc., a wholly-owned subsidiary of Wesbanco. Upon closing of the Merger, Premier shareholders will own approximately 30% of the combined company. In December 2024, the approval of shareholders of both Premier and Wesbanco was obtained. The transaction is expected to close on February 28, 2025. Premier believes that the Merger will create a combined company that values community level banking that is focused on performance. Further, the expanded reach of the combined company will serve as a catalyst for growth and increased investment in products and services that will benefit Premier’s stakeholders: customers, associates, shareholders, and the communities that Premier serves.

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

Business Strategy

Throughout 2024, Premier focused on being a high-performing, community-focused financial institution that was well regarded in its market areas. Premier believes that its “customer first” philosophy will continue after the Merger. The management teams of Wesbanco and Premier believe that the Merger will bring together two institutions that will create a community-focused, regional financial services partner strongly positioned to serve the unique needs of both institutions’ communities. The combined institution will create a broader offering of banking and wealth management services for Premier’s customers.

The following discussion focuses on Premier’s business throughout 2024:

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

Securities

During 2024, Premier’s securities portfolio was managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Executive Officer, Chief Financial Officer, Chief Credit Officer and Treasurer can each approve transactions up to $3.0 million. Two of the four officers are required to approve transactions between $3.0 million and $30.0 million. All transactions in excess of $30.0 million must be approved by the Bank’s Asset Liability Committee (“ALCO”).

Premier’s securities portfolio is classified as either “available-for-sale” or “held-to-maturity.” In addition, Premier held equity securities totaling $4.0 million at December 31, 2024, which must be marked to market through the income statement. Securities classified as “available-for-sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet Premier’s liquidity needs.

The carrying value of securities at December 31, 2024, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Yield %	Years	Yield %	Years	Yield %	Years	Yield %	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$—	0.00%	$23,776	4.74%	$26,399	2.67%	$145,818	1.92%	$195,993	2.36%
CMOs - residential	—	0.00%	47,685	4.28%	18,228	2.95%	312,527	2.64%	$378,440	2.86%
Obligations of U.S. government corporations and agencies	5,041	1.49%	53,237	1.37%	94,508	1.83%	20,333	2.11%	$173,119	1.71%
Asset-backed securities	—	0.00%	330	5.64%	122,600	5.50%	132,118	5.24%	$255,048	5.37%
Obligations of states and political subdivisions	1,243	3.29%	11,306	2.20%	72,114	2.18%	160,011	2.10%	$244,674	2.13%
Corporate bonds	4,280	2.25%	10,500	7.49%	56,004	3.82%	—	0.00%	70,784	4.27%
Total	$10,564		$146,834		$389,853		$770,807		$1,318,058
Unrealized loss on securities available for sale									(161,490)
Total									$1,156,568

The carrying value of investment securities is as follows:

	December 31,
	2024	2023	2022
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$147,812	$150,775	$144,107
Obligations of states and political subdivisions	198,442	204,258	221,594
CMOs and mortgage-backed securities	493,669	392,275	417,394
Asset-backed securities	250,900	136,980	192,504
Corporate bonds	65,745	62,420	64,482
Total	$1,156,568	$946,708	$1,040,081

For additional information regarding Premier’s investment portfolio, refer to Note 4 – Investment Securities in the Consolidated Financial Statements.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2024, the Company serviced loans totaling $2.9 billion in principal. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to, and then services for, Freddie Mac, Fannie Mae and the FHLB.

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

Lending Activities

General – Financial institutions are limited in the amount of loans they may make to one borrower. At December 31, 2024, the Bank’s legal limit on loans-to-one borrower was $145.5 million.

Loan Portfolio Composition – Total loans, including undisbursed loan funds and deferred fees, decreased from the prior year by $338.5 million for 2024. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in northwest, northeast and central Ohio, northeast Indiana, Morgantown, West Virginia, western Pennsylvania and southeast Michigan market areas. Management has identified lending for multifamily properties within commercial real estate as an industry concentration. Total loans from multifamily property totaled $645.6 million at December 31, 2024, which represents 9.7% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2024		2023		2022		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Residential real estate	$1,765,432	26.5%	$1,810,265	25.8%	$1,535,574	21.6%	$1,167,466	20.2%	$1,201,051	20.5%
Commercial real estate	2,895,356	43.4%	2,839,905	40.5%	2,762,311	38.8%	2,450,349	42.5%	2,383,001	40.8%
Construction	596,681	8.9%	838,823	12.0%	1,278,255	17.9%	862,815	15.0%	667,649	11.4%
Total real estate loans	5,257,469	78.8%	5,488,993	78.3%	5,576,140	78.3%	4,480,630	77.7%	4,251,701	72.7%
Other:
Commercial	957,588	14.4%	1,056,803	15.1%	1,055,180	14.8%	895,638	15.5%	1,202,353	20.6%
Home equity and improvement	274,340	4.1%	267,960	3.8%	277,613	3.9%	264,354	4.6%	272,701	4.7%
Consumer finance	179,700	2.7%	193,830	2.8%	213,405	3.0%	126,417	2.2%	120,729	2.1%
	1,411,628	21.2%	1,518,593	21.7%	1,546,198	21.7%	1,286,409	22.3%	1,595,783	27.3%
Total loans	6,669,097	100.0%	7,007,586	100.0%	7,122,338	100.0%	5,767,039	100.0%	5,847,484	100.0%
Less:
Undisbursed loan funds	205,980		281,466		672,775		477,890		355,065
Net deferred loan origination fees	(13,510)		(13,267)		(11,057)		(7,019)		1,179
Allowance for credit losses	75,688		76,512		72,816		66,468		82,079
Net loans	$6,400,939		$6,662,875		$6,387,804		$5,229,700		$5,409,161

In addition to the loans reported above, Premier had $118.0 million, $145.6 million, $115.3 million, $162.9 million, and $221.6 million in loans classified as held for sale at December 31, 2024, 2023, 2022, 2021 and 2020, respectively.

Contractual Principal, Repayments and Interest Rates – The following table sets forth the dollar amount of gross loans due more than one year from December 31, 2024, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)
Real estate	$2,546,407	$1,694,222	$4,240,629
Commercial	308,501	164,829	473,330
Other	173,339	686	174,025
	$3,028,247	$1,859,737	$4,887,984

The following table shows the maturity distribution of loans outstanding as of December 31, 2024.

	Within	After one, but within	After five, but within	After
	one year	five years	fifteen years	fifteen years	Total (1)
	(In Thousands)
Real estate	$1,110,493	$1,784,796	$1,049,766	$1,406,067	$5,351,122
Commercial	468,894	391,431	81,899	—	942,224
Other	9,256	96,141	77,884	—	183,281
	$1,588,643	$2,272,368	$1,209,549	$1,406,067	$6,476,627

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

The following table shows total loans originated, loan reductions, and the net increase (decrease) in the Company’s loans net of undisbursed loan funds and deferred fees and loans held for sale during the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Loan originations:
Residential real estate	$234,691	$306,859	$729,083
Commercial real estate	174,447	316,804	476,635
Construction	284,603	809,202	919,829
Commercial	239,119	253,949	597,331
Home equity and improvement	110,408	91,082	144,731
Consumer finance	61,981	55,558	161,104
Total loans originated	1,105,249	1,833,454	3,028,713
Loans acquired in acquisitions	—	—	—
Loans purchased	1,929	—	—
Loan payoffs, sales and repayments	(1,339,548)	(1,524,297)	(1,721,110)
Net increase (decrease) in loans net of undisbursed loan funds and deferred fees and loans held for sale	$(232,370)	$309,157	$1,307,603

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2024, in dollar amount and as a percentage of Premier’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Residential real estate	$559	0.01%	$9,991	0.15%	$14,206	0.22%	$24,756	0.38%
Commercial real estate	664	0.01%	8,856	0.14%	2,434	0.04%	11,954	0.18%
Construction	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Commercial	425	0.01%	177	0.00%	3,901	0.06%	4,503	0.07%
Home equity and improvement	2,721	0.04%	744	0.01%	1,130	0.02%	4,595	0.07%
Consumer finance	3,415	0.05%	1,404	0.02%	3,874	0.06%	8,693	0.13%
Purchase credit deteriorated ("PCD")	121	0.00%	1,738	0.03%	796	0.01%	2,655	0.04%
Total Loans	$7,905	0.12%	$22,910	0.35%	$26,341	0.41%	$57,156	0.88%

Overall, the level of delinquencies of 0.88% at December 31, 2024, increased from the levels at December 31, 2023, when Premier reported that 0.61% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has increased to 0.41% at December 31, 2024, up from 0.30% at December 31, 2023. The level of total loans 60-89 days delinquent increased to 0.34% at December 31, 2024, up from 0.21% at December 31, 2023. The level of loans that were 30 to 59 days past due increased to 0.10% at December 31, 2024, up from 0.08% at December 31, 2023. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for credit losses.

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

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. Premier also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. The balance of real estate owned at December 31, 2024, was $737,000. During 2024, there was $95,000 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition. The balance of real estate owned at December 31, 2023 was $243,000. During 2023, there was $15,000 of expense related to write-downs in fair value of real estate acquired by foreclosure or acquisition.

As of December 31, 2024, Premier’s total non-performing loans amounted to $81.0 million or 1.26% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $35.5 million or 0.53% of total loans, at December 31, 2023. Non-performing loans are loans which are 90 days or more past due or on non-accrual.

The following table sets forth the amounts and categories of Premier’s non-performing assets (excluding individually evaluated loans not considered non-performing) at the dates indicated.

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Non-performing loans:
Residential real estate	$16,675	$13,028	$7,724	$9,034	$10,178
Commercial real estate	18,917	5,971	13,396	14,621	11,980
Construction	1,171	—	—	—	806
Commercial	36,893	8,649	4,862	11,531	1,365
Home equity and improvement	1,626	1,417	1,637	2,051	1,537
Consumer finance	4,436	3,433	2,401	1,873	1,624
Purchase Credit Deteriorated ("PCD")	1,277	2,993	3,802	8,904	24,192
Total non-performing loans	80,995	35,491	33,822	48,014	51,682
Real estate owned	737	243	619	171	343
Total repossessed assets	737	243	619	171	343
Total non-performing assets	$81,732	$35,734	$34,441	$48,185	$52,025
Total non-performing assets as a percentage of total assets	0.95%	0.41%	0.41%	0.64%	0.72%
Total non-performing loans as a percentage of total loans*	1.25%	0.53%	0.52%	0.91%	0.96%
Total non-performing assets as a percentage of total loans plus other real estate owned*	1.26%	0.53%	0.53%	0.91%	0.96%
Allowance for credit losses as a percent of total non-performing assets	92.61%	214.12%	211.42%	137.94%	157.77%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Allowance for credit losses – Premier adopted the current expected credit losses ("CECL") accounting standard in 2020. As a result, credit loss and provision are not comparable to years prior to 2020 allowance for loan loss data. Premier maintains an allowance for credit losses to absorb current expected losses in the loan portfolio. The allowance for credit losses is made up of two components. The first is a general reserve, which is used to record credit loss reserves for groups of homogenous loans in which the Company estimates the current expected credit losses in the portfolio based on quantitative and qualitative factors.

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

At December 31, 2024, Premier’s allowance for credit losses totaled $75.7 million compared to $76.5 million at December 31, 2023. The following table sets forth the activity in Premier’s allowance for credit losses during the periods indicated.

	Years Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Allowance at beginning of year	$76,512	$72,816	$66,468	$82,079	$31,243
Impact of ASC 326 Adoption	—	—	—	—	2,354
Acquisition related allowance for credit loss (PCD)	—	—	—	—	7,698
Provision (benefit) for credit losses	3,890	7,742	12,503	(6,733)	43,154
Charge-offs:
Residential real estate	(82)	(320)	(1,025)	(110)	(302)
Commercial real estate	(1,552)	(2,319)	(443)	(3,776)	(65)
Construction	—	—	(16)	—	(1)
Commercial	(1,995)	(2,334)	(5,341)	(6,958)	(687)
Home equity and improvement	(177)	(160)	(303)	(63)	(164)
Consumer finance	(2,051)	(1,478)	(963)	(476)	(279)
PCD	(105)	(153)	(440)	(2)	(4,854)
Total charge-offs	(5,962)	(6,764)	(8,531)	(11,385)	(6,352)
Recoveries	1,248	2,718	2,376	2,507	3,982
Net (charge-offs) recoveries	(4,714)	(4,046)	(6,155)	(8,878)	(2,370)
Ending allowance	$75,688	$76,512	$72,816	$66,468	$82,079
Allowance for credit losses to total non-performing loans at end of year	93.45%	215.58%	215.29%	138.43%	158.82%
Allowance for credit losses to total loans at end of year*	1.17%	1.14%	1.13%	1.26%	1.49%
Net charge-offs (recoveries) for the year to average loans	0.10%	0.06%	0.10%	0.16%	0.05%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses decreased in 2024 primarily due to lower volume. Refer to Notes 2 and 6 to the Consolidated Financial Statements for additional information. Management feels that the level of the allowance for credit losses at December 31, 2024, is sufficient to cover losses that are expected over the lifetime of loans in the portfolio.

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition” above.

	December 31,
	2024		2023		2022		2021		2020
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential real estate	$16,049	26.5%	$17,215	25.8%	$16,711	21.6%	$12,029	20.2%	$17,534	20.5%
Commercial real estate	31,354	43.4%	36,053	40.5%	34,218	38.8%	32,399	42.5%	43,417	40.8%
Construction	2,754	8.9%	3,159	12.0%	4,025	17.9%	3,004	15.0%	2,741	11.4%
Commercial loans	20,851	14.4%	15,489	15.1%	11,769	14.8%	13,410	15.5%	11,665	20.6%
Home equity and improvement loans	2,235	4.1%	2,703	3.8%	4,044	3.9%	4,221	4.6%	4,739	4.7%
Consumer loans	2,445	2.7%	1,893	2.8%	2,049	3.0%	1,405	2.2%	1,983	2.1%
	$75,688	100.0%	$76,512	100.0%	$72,816	100.0%	$66,468	100.0%	$82,079	100.0%

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

To supplement its funding needs, Premier also has the ability to utilize the national market for certificates of deposit and syndicated brokered deposits. Premier has used these deposits in the past and could in the future if necessary. Premier had $54.7 million and $341.9 million in brokered deposits as of December 31, 2024 and 2023.

Deposits are backed by the federal government for at least $250,000 per depositor. At December 31, 2024 and 2023, the Bank had approximately $2.4 billion and $2.4 billion, respectively, in uninsured deposits.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31,
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$1,460,939	—	$1,616,919	—	$1,791,712	—
Interest-bearing demand deposits	3,329,962	2.95%	3,120,290	2.32%	3,097,317	0.55%
Savings deposits	636,404	0.08%	741,157	0.02%	822,813	0.02%
Time deposits	1,372,870	4.08%	1,159,443	2.99%	787,896	0.86%
Brokered deposits	305,123	5.33%	307,499	5.13%	33,802	3.08%
Totals	$7,105,298	2.41%	$6,945,308	1.77%	$6,533,539	0.37%

The following table sets forth the maturities of Premier’s retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2024 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2025	$205,708
June 30, 2025	172,176
September 30, 2025	97,050
December 31, 2025	14,740
After December 31, 2025	30,604
Total retail certificates of deposit with balances $250,000 or greater	$520,278

For additional information regarding Premier’s deposits see Note 10 to the Consolidated Financial Statements.

Borrowings – The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Premier is authorized to apply for advances, provided certain standards of creditworthiness have been met. At December 31, 2024, Premier could borrow up to $1.8 billion. The Bank had $507.0 million in advances outstanding at December 31, 2024 and $280.0 million in advances outstanding at December 31, 2023. For additional information regarding Premier’s FHLB advances and other debt, see Notes 11 and 13 to the Consolidated Financial Statements.

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

Human Capital

Premier had 938 employees at December 31, 2024 (comprised of 94.7% full-time employees and 5.3% part-time employees). None of these employees are represented by a collective bargaining agent, and Premier believes that it maintains good relationships with its personnel. Premier’s talent acquisition processes are designed to attract top talent in the financial services industry and foster an inclusive, respectful and rewarding workplace. All employees receive training on the Company’s Mission, Vision and Core Values. The Company is committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences and continues to explore additional diversity, equity, and inclusion efforts. The Company offers a comprehensive compensation and benefits package to employees designed to attract, retain, motivate, and reward employees. The Company provides health benefits, including medical, dental and vision benefits, short- and long-term disability, and life insurance.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a financial institution must have a CET1 capital ratio of 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital of at least 8.0% and a leverage ratio of at least 5.0%, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2024, the Bank met the capital ratio requirements to be deemed "well-capitalized" according to the guidelines described above. See Note 16 of the Notes to the Consolidated Financial Statements for additional information.

In December 2019, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the CECL accounting standard. The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day‑one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), discussed below, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Premier adopted CECL on January 1, 2020.

Dividends – There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions. The Bank paid $60 million in dividends in 2024 and paid $26.5 million in dividends and received $29.8 million in a cash contribution from Premier in 2023. First Insurance paid $1.0 million and $43.0 million in dividends to Premier in 2024 and 2023. Premier Risk Management did not pay dividends to Premier in 2023. PFC Capital did not pay dividends in 2024 or 2023.

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

On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Small Dollar Rule”) that modified a former rule that was issued in November 2013. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and record keeping requirements. However, due to continuing appellate litigation regarding the constitutionality of the CPFB's funding structure, which stems, in part, from legal challenges to the Small Dollar Rule, the effective date for nationwide compliance with the Small Dollar Rule remains uncertain at this time.

Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The compliance date for the Small Dollar Rule is March 30, 2025.

Federal Reserve System - The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2024, the reserve requirement ratio remains at zero percent.

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

At December 31, 2024, the Bank’s portfolio of commercial real estate loans totaled $2.9 billion, or approximately 43.4% of total loans. The Bank’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose Premier to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender, including sustained inflation and rising interest rates, could negatively impact the future cash flows and market values of the affected properties.

At December 31, 2024, the Bank’s portfolio of commercial loans totaled $957.6 million, or approximately 14.4% of total loans. Commercial loans generally expose Premier to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. The Bank’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

Further, the combined company may face increased regulatory and compliance risks due to its expanded operations and market presence. The Merger may subject the combined company to additional regulatory scrutiny and compliance requirements, which could result in increased costs and potential legal liabilities. Additionally, the combined company may be required to obtain new licenses or approvals, or comply with different regulatory standards, in jurisdictions where it previously did not operate. Any failure to effectively manage these regulatory and compliance risks could adversely impact the combined company's business and financial performance.
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

The Merger may create disruption and uncertainty for employees.

The announcement and pendency of the Merger may create uncertainty and disruption for Premier’s employees. This uncertainty may impair Premier’s ability to attract, retain, and motivate key personnel. Employees may experience concerns about their future roles within the combined company, which could lead to increased turnover, reduced productivity, and decreased morale. Additionally, the integration process may involve workforce reductions or changes in employee roles, which could further impact employee morale and retention. Any failure to effectively manage these employee-related issues could adversely affect Premier’s business operations and financial performance.

There may be challenges in integrating operations of the combined company.

Following the completion of the Merger, the combined company will face significant challenges in integrating the operations, systems, and cultures of the merging entities. The integration process may be more difficult, time-consuming, or costly than anticipated, and may divert management's attention from other important business matters. Potential difficulties in integrating the companies include, but are not limited to: incompatibility of business cultures and management philosophies, differences in operational processes and systems, challenges in consolidating financial reporting and internal control systems, and potential conflicts in business strategies and priorities. The failure to successfully integrate Premier and Wesbanco could result in the combined company not achieving the anticipated benefits of the Merger, such as cost synergies, revenue growth, and enhanced competitive positioning. This could adversely affect the combined company's business, financial condition, and results of operations.

The Merger may result in the loss of key customers and business relationships.

The Merger may result in the loss of key customers, suppliers, or business partners who may have concerns about the combined company's future direction or their relationship with the new entity. Any significant loss of customers or business relationships could negatively impact the combined company's revenue and market position. Additionally, the combined company may face challenges in maintaining and expanding its customer base and business relationships in the face of increased competition and market dynamics.

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

From time to time, Premier and its subsidiaries may be subject to claims or legal action from customers, employees or others, including as a result of entering into the Merger Agreement. Financial institutions like Premier are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Premier is also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding its businesses. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other financial institutions, Premier is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against Premier could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Premier’s risk management program is designed to identify, measure, prioritize, and manage risk, including information security and cybersecurity risk, in relation to the Company’s desired risk appetite established by its Board of Directors. Premier uses a risk-based approach to manage and mitigate threats to information technology resources. Periodic risks assessments are conducted to identify, assess, and reduce information security and cybersecurity risks to acceptable levels.

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

Premier addresses third-party risks as part of Premier’s Vendor Risk Management (“VRM”) Policy and Program. The purpose of the VRM is to provide a consistent framework to direct Premier in the assessment, measurement, monitoring and control of risks related to vendors and third parties with whom Premier does business. Premier assesses and monitors the cybersecurity controls of third party service providers and partners. As part of the initial and regular monitoring of the vendor, the Company reviews a vendors internal controls based on the COSO framework in alignment with their formal SOC II assessments. The focus of the review is on a vendor’s internal management and security practices including but not limited to, physical/systems security, business resiliency, application programming practices, systems security monitoring, and systems change control/authorization.

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

Notwithstanding the focus Premier places on cybersecurity, Premier may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. As of the date of this Form 10-K, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion, please see Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Governance

The Premier Board of Directors has assigned to the Board Risk Committee (“BRC”), along with the ERMC, oversight of risk management, including risks associated with information security and cybersecurity. The BRC is comprised of independent directors of Premier with participation from Premier’s executive leadership and additional members of management. The ERMC is chaired by the Chief Risk Officer and, in addition to general oversight of risk management, is responsible for documenting all risks for the organization and reporting to the BRC issues of a critical nature. The ERMC meets monthly and is a cross-functional group comprised of all members of executive leadership and additional members of management from different areas of the Company. The ISOC is responsible for managing and mitigating information security and cybersecurity risks where appropriate and escalates issues to the ERMC. The ISOC is chaired by the CISO and includes select members of executive leadership and representatives from the Risk Management Department and Information Technology Department. The ISOC meets at least monthly. Routine reporting of the status of cybersecurity risks and mitigation activities progress from the ISOC to ERMC and finally to BRC.

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

Item 2. Properties

At December 31, 2024, the Bank conducted its business from its main office at 275 West Federal St., Youngstown, Ohio, and 72 other full-service banking centers and 9 loan offices in Ohio, Indiana, Michigan, and Pennsylvania. Premier maintained its headquarters at 601 Clinton St., Defiance, Ohio. A portion of our back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are located in an operations center located at 25600 Elliott Rd., Defiance, Ohio. See Note 8 to the Consolidated Financial Statements for additional information. The Company owns its main office and headquarters, as well as the Defiance operations center. Premier considers its properties adequate for the operation of the business.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The Nasdaq Global Select Market under the symbol “PFC.” As of February 28, 2025, the Company had approximately 6,289 shareholders of record.

The line graph below compares the yearly percentage change in cumulative total shareholder return on Premier common shares and the cumulative total return of the Nasdaq Composite Index, the SNL Nasdaq Bank Index and the SNL Midwest Bank Index. An investment of $100 on December 31, 2019, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

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

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Premier Financial Corp.	100.00	76.39	106.24	96.66	92.11	103.36
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW Nasdaq Bank Index	100.00	89.69	124.06	97.52	96.65	132.60
S&P U.S. BMI Banks - Midwest Region Index	100.00	85.98	113.59	98.03	100.08	122.10

The following table provides information regarding Premier’s purchases of its common shares during the fourth quarter period ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2024	1,228	$24.71	—	1,199,634
November 1 – November 30, 2024	—	—	—	1,199,634
December 1 – December 31, 2024	2,512	27.94	—	1,199,634
Total	3,740	$26.88	—	1,199,634

(1)
Of this amount, 3,740 shares were withheld by Premier in fulfillment of tax obligations from vesting of restricted stock compensation and were not part of the publicly announced repurchase program.
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

This annual report, as well as other publicly available documents, including those incorporated herein by reference, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements may include, but are not limited to, statements regarding projections, forecasts, goals and plans of Premier and its management, and include statements related to the expected timing, completion and benefits of the Merger, future movements of interest rates, loan or deposit production levels, future credit quality ratios, future strength in the market area, and growth projections. These statements do not describe historical or current facts and may be identified by words such as “intend,” “intent,” “believe,” “expect,” “estimate,” “target,” “plan,” “anticipate,” or similar words or phrases, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “can,” or similar verbs. There can be no assurances that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Premier or any other persons, that our objectives and plans will be achieved, including with respect to the Merger.

Forward-looking statements involve numerous risks and uncertainties, any one or more of which could affect Premier’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. Factors that could cause or contribute to such differences include, but are not limited to: the businesses of Premier and Wesbanco may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the proposed Merger may not be fully realized within the expected time frames; disruption from the Merger may make it more difficult to maintain relationships with customers, associates, or suppliers; financial markets, our customers, and our business and results of operation; changes in interest rates; disruptions in the mortgage market; risks and uncertainties inherent in general and local banking, insurance and mortgage conditions; political uncertainty; uncertainty in U.S. fiscal or monetary policy, including interest rate policies of the Federal Reserve; uncertainty concerning or disruptions relating to tensions surrounding the current socioeconomic landscape; competitive factors specific to markets in which Premier and its subsidiaries operate; future interest rates and changes or volatility in interest rate levels; legislative or regulatory rulemaking or actions; capital market conditions; security breaches or unauthorized disclosure of confidential customer or Company information; interruptions in the effective operation of information and transaction processing systems of Premier or Premier’s vendors and service providers; failures or delays in integrating or adopting new technology; and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Further information regarding additional factors that could affect the forward-looking statements can be found in the cautionary language included under the headings “Cautionary Note Regarding Forward-Looking Statements” (in the case of Premier), “Forward-Looking Statements” (in the case of Wesbanco), and “Risk Factors” in Premier’s and Wesbanco’s Annual Reports on Form 10-K, and other documents subsequently filed by Premier and Wesbanco with the SEC. These risks and uncertainties include other risks and uncertainties detailed from time to time in our SEC filings, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q and any further amendments thereto. All forward-looking statements made in this Form 10-K are based on information presently available to the management of Premier and speak only as of the date on which they are made. We assume no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

This Item 7 presents information to assess the financial condition and results of operations of Premier. This item should be read in conjunction with the Consolidated Financial Statements and the supplemental financial data contained elsewhere in this Form 10-K.

Non-GAAP Financial Measures

In addition to results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), this report includes non-GAAP financial measures. Management uses these non-GAAP financial measures as key measures in operating the business, making strategic decisions, and evaluating performance. The Company believes these non-GAAP financial measures provide investors with greater transparency into the metrics that management uses to monitor and assess in helping to understand the underlying performance and trends of the Company. The Company monitors the non-GAAP financial measures and the Company’s management believes such measures are helpful to investors because they provide an additional tool to use in evaluating the Company’s financial and business trends and operating results. In addition, the Company’s management uses these non-GAAP measures to compare the Company’s performance to that of prior periods for trend analysis and for budgeting and planning purposes.

Non-GAAP financial measures are intended to supplement, rather than replace, GAAP measures. Non-GAAP financial measures have inherent limitations, which are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To mitigate these limitations, the Company has practices in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. The Company’s method of calculating these non-GAAP measures may differ from methods used by other companies. Although the Company believes the non-GAAP financial measures disclosed in this report enhance investors' understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for those financial measures prepared in accordance with GAAP.

Fully taxable-equivalent (“FTE”) is an adjustment to net interest income to reflect tax-exempt income on an equivalent before-tax basis. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2024 and 2023 is provided below, and investors are encouraged to review the related GAAP measures along with the reconciliation. We encourage investors to review these reconciliations carefully.

Non-GAAP Financial Measures – Net Interest Income on an FTE basis, Net Interest Margin and Efficiency Ratio

	Years Ended
(In Thousands)	December 31, 2024	December 31, 2023
Net interest income (GAAP)	$201,269	$217,093
Add: FTE adjustment	314	267
Net interest income on a FTE basis (1)	201,583	217,360
Noninterest income – less securities gains/(losses) (2)	49,661	91,265
Noninterest expense (3)	159,314	163,231
Average interest-earning assets (4)	7,992,261	7,912,651
Ratios:
Net interest margin (1) / (4)	2.52%	2.75%
Efficiency ratio (3) / (1) + (2)	63.41%	52.89%

Non-GAAP Financial Measures – Tangible Book Value

	Years Ended
(In Thousands, except per share data)	December 31, 2024	December 31, 2023
Total Shareholders’ Equity (GAAP)	$1,001,813	$975,627
Less: Goodwill	(295,602)	(295,602)
Intangible assets	(8,487)	(12,186)
Tangible common equity (1)	$697,724	$667,839
Common shares outstanding (2)	35,844	35,730
Tangible book value per share (1) / (2)	$19.47	$18.69

Strategic Merger

On July 26, 2024, Premier and Wesbanco announced the signing of the Merger Agreement under which Premier will merge into Wesbanco in a stock-for-stock transaction. Under the terms of the Merger Agreement, shareholders of Premier will receive 0.80 shares of Wesbanco common stock for each share of Premier common stock. Premier Bank, a wholly-owned subsidiary of Premier, will merge into Wesbanco Bank, Inc., a wholly-owned subsidiary of Wesbanco. Upon closing, Premier shareholders will own approximately 30% of the combined company. In December 2024, the approval of shareholders of both Premier and Wesbanco was obtained. On February 13, 2025, Wesbanco announced that it had received all regulatory approvals required for the consummation of the Merger. The Merger remains subject to the satisfaction or waiver of other customary closing conditions.

The Merger Agreement imposes restrictions on the Premier’s business and operations during the pendency of the Merger. While Premier does not believe those restrictions are unduly burdensome, they may delay or prevent Premier from taking actions it could otherwise take. Accordingly, Premier’s results of operations from before the Merger Agreement may not be comparable to results of operations since Premier entered into the Merger Agreement.

Financial Condition

Assets at December 31, 2024 totaled $8.58 billion compared to $8.63 billion at December 31, 2023, a decrease of $44.4 million, or 0.5%. The decrease in assets was primarily due to a decrease in loans offset by an increase in securities. Total liabilities decreased $70.6 million primarily due to a decrease in deposits offset by an increase in FHLB borrowings.

Securities

The available-for-sale securities portfolio, at fair value, increased $209.1 million, or 22.0%, to $1.16 billion at December 31, 2024. The portion of this increase not attributable to changes in market value was primarily funded by a $227.0 million increase in FHLB borrowings. For additional information regarding Premier’s investment securities, see Note 4 to the Consolidated Financial Statements.

Loans

Loans receivable, including undisbursed loan funds and deferred fees and costs, decreased $338.5 million, or 4.8%, to $6.67 billion at December 31, 2024. The decrease was mainly due to a decrease in volume of loans. For more details on the loan balances, see Note 6 – Loans to the Consolidated Financial Statements.

The majority of Premier’s commercial real estate and commercial loans are to small- and mid-sized businesses. The combined commercial and commercial real estate loan portfolios totaled $3.85 billion and $3.89 billion at December 31, 2024 and 2023, respectively, and accounted for approximately 57.8% and 55.6% of Premier’s loan portfolio at the end of those respective periods. Multi-family loans make up $645.6 million, or 16.8% of total commercial loans as of December 31, 2024 and $642.7 million, or 16.5% as of December 31, 2023. In addition, Manufacturing makes up $382.5 million, or 11.0% of total commercial loans as of December 31, 2024 and $427.7 million, or 11.0% as of December 31, 2023. Premier believes it has been able to establish itself as a leader in its market area in commercial and commercial real estate lending by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $1.77 billion at December 31, 2024, compared with $1.81 billion at the end of 2023, as a result of selling more loans in the portfolio as opposed to retaining them. At the end of 2024, such loans comprised 26.5% of the total loan portfolio, an increase from 25.8% at December 31, 2023.

Construction loans, which include one-to-four residential family and commercial real estate properties, decreased to $596.7 million at December 31, 2024, compared to $838.8 million at December 31, 2023, as a result of completions exceeding new loan commitments. These loans accounted for approximately 8.9% and 12.0% of the total loan portfolio at December 31, 2024 and 2023, respectively.

Home equity and home improvement loans increased to $274.3 million at December 31, 2024, from $268.0 million at the end of 2023. At the end of 2024, those loans comprised 4.1% of the total loan portfolio, consistent with 3.8% at December 31, 2023.

Consumer finance loans were $179.7 million at December 31, 2024 down from $193.8 million at the end of 2023. These loans accounted for approximately 2.7% and 2.8% of the total loan portfolio at December 31, 2024 and 2023, respectively.

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

The ACL is made up of two basic components. The first component is the specific reserve in which the Company sets aside reserves based on the analysis of individually analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is usually charged off. The Company also considers the impacts of any Small Business Administration (“SBA”) or Farm Service Agency (“FSA”) guarantees. The specific reserve portion of the ACL was $15.6 million at December 31, 2024, and $4.3 million at December 31, 2023.

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

The quantitative general allowance increased to $28.8 million at December 31, 2024, from $28.2 million at December 31, 2023, primarily due to higher quantitative factors, such as loss rates, prepayment speeds and risk migration.

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

The qualitative analysis indicated an additional general reserve of $31.3 million at December 31, 2024, compared to $44.1 million at December 31, 2023. The decrease was mainly due to a decline in loan balances and changes in the economic environment as a result of inflation, GDP growth and global conditions. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to make adjustments to these sub-factors based on that review. The Company’s general reserve percentages for main loan segments, not otherwise classified, ranged from 0.3904% for construction loans to 1.1047% for commercial real estate ("CRE") owner occupied loans at December 31, 2024.

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

As a result of the quantitative and qualitative analyses, along with the changes in balances and specific reserves and the increase in net charge-offs during the year, the Company’s provision for credit losses on loans for the year ended December 31, 2024 was an expense of $3.9 million. This is compared to an expense of $7.7 million for the year ended December 31, 2023. The ACL was $75.7 million at December 31, 2024, and $76.5 million at December 31, 2023. The ACL represented 1.17% of loans, net of undisbursed loan funds and deferred fees and costs at December 31, 2024, and 1.14% at December 31, 2023. In management’s opinion, the overall ACL of $75.7 million as of December 31, 2024, was adequate to cover anticipated losses over the lifetime of the loans.

Management also assesses the value of OREO as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. During the year ended December 31, 2024, there were $95,000 in write-downs of real estate held for sale. Management believes that the values recorded at December 31, 2024, for OREO and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $129.3 million at December 31, 2024, compared to $ 69.7 million at December 31, 2023, an increase of $59.6 million, primarily due to several downgraded relationships.

The Company’s ratio of ACL to non-performing loans was 93.5% at December 31, 2024, compared to 215.6% at December 31, 2023. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for such loans at December 31, 2024, were appropriate. Of the $81.0 million in non-accrual loans at December 31, 2024, $54.7 million, or 67.5%, were less than 90 days past due.

At December 31, 2024, the Company had total non-performing assets of $81.7 million, compared to $35.7 million at December 31, 2023. Non-performing assets include loans that are on non-accrual, OREO and other assets held for sale. The OREO balance was $737,000 and $243,000 as of December 31, 2024 and 2023, respectively.

The net charge-offs and non-accrual loan balances as a percentage of total are presented in the table below at December 31, 2024 and 2023.

	For the Year Ended		As of December 31,
	December 31, 2024		2024
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(Dollars In Thousands)
Residential real estate	$31	0.66%	$16,675	20.59%
Commercial real estate	1,478	31.35%	18,917	23.36%
Construction	—	0.00%	1,171	1.45%
Commercial	1,529	32.44%	36,893	45.55%
Home equity and improvement	76	1.61%	1,626	2.01%
Consumer finance	1,432	30.38%	4,436	5.48%
PCD	168	3.56%	1,277	1.58%
Total	$4,714	100.00%	$80,995	100.00%

	For the Year Ended		As of December 31,
	December 31, 2023		2023
	Net	% of Total Net
	Charge-offs	Charge-offs	Non-accrual	% of Total Non-
	(Recoveries)	(Recoveries)	Loans	Accrual Loans
	(Dollars In Thousands)
Residential	$235	5.81%	$13,028	36.71%
Commercial real estate	1,442	35.64%	5,971	16.82%
Construction	—	0.00%	—	0.00%
Commercial	925	22.86%	8,649	24.37%
Home equity and improvement	46	1.14%	1,417	3.99%
Consumer finance	1,262	31.19%	3,433	9.67%
PCD	136	3.36%	2,993	8.43%
Total	$4,046	100.00%	$35,491	100.00%

The following table sets forth information concerning the allocation of Premier’s allowance for credit losses by loan categories at December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
		Percent of		Percent of
		total		total
	Amount	by category	Amount	by category
	(Dollars in Thousands)
Residential real estate	$16,049	21.2%	$17,215	25.8%
Commercial real estate	31,354	41.4%	36,053	40.5%
Construction	2,754	3.6%	3,159	12.0%
Commercial loans	20,851	27.5%	15,489	15.1%
Home equity and improvement loans	2,235	3.0%	2,703	3.8%
Consumer loans	2,445	3.2%	1,893	2.8%
	$75,688	100.0%	$76,512	100.0%

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

Goodwill and Intangible Assets

Goodwill was $295.6 million at December 31, 2024 and December 31, 2023. Core deposit intangibles and other intangible assets decreased to $8.5 million at December 31, 2024, compared to $12.2 million at December 31, 2023, due to the recognition of $3.7 million of amortization . No impairment of goodwill was recorded in 2024 or 2023.

Deposits

Total deposits at December 31, 2024, were $6.85 billion compared to $7.14 billion at December 31, 2023, a decrease of $293.2 million, or 4.1%. Noninterest-bearing demand deposits decreased by $116.5 million, interest-bearing demand deposits and money market accounts increased by $212.2 million, savings decreased by $64.8 million, retail certificates of deposit decreased by $36.8 million and brokered deposits decreased $287.3 million. Management can utilize the national market for certificates of deposit to supplement its funding needs if necessary. For more details on the deposit balances in general see Note 10 – Deposits to the Consolidated Financial Statements.

Borrowings

Premier had $507.0 million in FHLB advances or securities sold with agreements to repurchase at December 31, 2024 compared to $280.0 million at December 31, 2023. The increase was primarily used to fund an increase in securities.

Subordinated Debentures

Subordinated debentures were $85.4 million at December 31, 2024, compared to $85.2 million at December 31, 2023. In 2020, the Company issued $50.0 million aggregate principal amount fixed-to-floating rate subordinated notes due in 2030 in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. These notes carry a fixed rate of 4.00% for five years then a floating rate equal to the three-month SOFR rate plus 388.5 basis points. The Company may, at its option, redeem the notes, in whole or part, from time to time, subject to certain conditions, beginning on September 30, 2025. The net proceeds of the sale were approximately $48.8 million, after deducting the offering expenses.

Equity

Total stockholders’ equity increased $26.2 million to $1.00 billion at December 31, 2024, compared to $975.6 million at December 31, 2023. The increase in stockholders’ equity was primarily the result of net income of $71.4 million partially offset by the payment of $44.4 million of common stock dividends.

Results of Operations

Summary

Premier reported net income of $71.4 million for the year ended December 31, 2024, compared to $111.3 million and $102.2 million for the years ended December 31, 2023 and 2022, respectively. On a diluted per common share basis, Premier earned $1.98 in 2024, $3.11 in 2023 and $2.85 in 2022. The results for 2023 include six months of income and expenses from First Insurance compared to twelve months in 2022 and none in 2024, as well as $36.3 million in gains, $3.7 million in transaction costs and $8.5 million in taxes all related to the sale of First Insurance. The results for 2024 include $5.0 million in pre-tax costs related to the Merger with Wesbanco.

Net Interest Income

Premier’s net interest income is determined by its interest rate spread (i.e., the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of average interest-earning assets and interest-bearing liabilities.

Net interest income was $201.3 million for the year ended December 31, 2024, compared to $217.1 million and $242.9 million for the years ended December 31, 2023 and 2022, respectively. The tax-equivalent net interest margin was 2.52%, 2.75% and 3.37% for the years ended December 31, 2024, 2023 and 2022, respectively. The margin decreased 23 basis points between 2024 and 2023 primarily due to the increase in interest rates and inversion of the yield curve which negatively impacted funding costs. Interest-earning asset yields increased 30 basis points (to 4.92% in 2024 from 4.62% in 2023) while the cost of interest- bearing liabilities between the two periods increased 62 basis points (to 3.16% in 2024 from 2.54% in 2023).

Total interest income increased by $27.2 million, or 7.4%, to $392.7 million for the year ended December 31, 2024, from $365.5 million for the year ended December 31, 2023. This increase was primarily due to an increase in loan income. Interest income from loans increased to $351.2 million for 2024 compared to $332.2 million in 2023, which represents an increase of 5.7%. The average balance of loans receivable decreased $14.8 million to $6.68 billion for 2024, from $6.69 billion for 2023. The average yield on loans increased 30 basis points to 5.26% in 2024 from 4.96% in 2023.

During the same period, the average balance of investment securities (excluding valuation adjustments) increased to $1.25 billion in 2024 from $1.15 billion for the year ended December 31, 2023. Interest income from investment securities increased to $36.6 million in 2024 compared to $28.2 million in 2023.

Interest expense increased by $43.0 million to $191.4 million in 2024 compared to $148.4 million 2023. This increase was mainly due to a 56 basis point increase in the average cost of funds in 2024 and a $201.5 million increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $316.0 million to $5.64 billion in 2024, from $5.33 billion in 2023. Interest expense related to interest-bearing deposits was $171.1 million in 2024 compared to $122.4 million in 2023.

Interest expense on FHLB advances was $15.7 million in 2024 and $21.5 million in 2023. The decrease in FHLB advances expense was primarily due to decreased utilization in 2024 as a result of decreased loans. Interest expense recognized by the Company related to subordinated debentures was $4.6 million in 2024 and $4.5 million in 2023, which increased due to variable rates.

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

During the same period, the average balance of investment securities decreased to $1.15 billion in 2023 from $1.26 billion for the year ended December 31, 2022. Interest income from investment securities increased to $28.5 million in 2023 compared to $26.1 million in 2022.

Interest expense increased by $113.6 million to $148.4 million in 2023 compared to $34.8 million 2022. This increase was mainly due to a 148 basis point increase in the average cost of funds in 2023 and a $757.3 billion increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing deposits increased $586.6 million to $5.33 billion in 2023, from $4.74 billion in 2022. Interest expense related to interest-bearing deposits was $122.4 million in 2023 compared to $24.9 million in 2022.

Interest expense on FHLB advances was $21.5 million in 2023 and $6.6 million in 2022. The increase in FHLB advances expense was due to increased utilization in 2023 as a result of increased loans. Interest expense recognized by the Company related to subordinated debentures was $4.5 million in 2023 and $3.3 million in 2022, which increased due to variable rates.

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	(Dollars In Thousands)
	2024			2023			2022
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
Interest-Earning Assets:
Loans receivable (4)	$6,677,881	$351,219	5.26%	$6,692,631	$332,231	4.96%	$5,885,969	$249,586	4.24%
Securities (5)	1,251,487	36,860	2.95%	1,150,966	28,458	2.47%	1,258,901	26,884	2.14%
Interest-earning deposits	35,761	2,502	7.00%	36,698	2,478	6.75%	70,917	831	1.17%
FHLB stock	27,132	2,401	8.85%	32,356	2,610	8.07%	21,834	1,225	5.61%
Total interest-earning assets	7,992,261	392,982	4.92%	7,912,651	365,777	4.62%	7,237,621	278,526	3.85%
Noninterest-earning assets	648,701			625,079			694,777
Total Assets	$8,640,962			$8,537,730			$7,932,398
Interest-Bearing Liabilities:
Interest-bearing deposits	$5,644,359	$171,111	3.03%	$5,328,389	$122,407	2.30%	$4,741,827	$24,909	0.53%
FHLB advances	319,820	15,697	4.91%	434,389	21,479	4.94%	263,551	6,550	2.49%
Subordinated debentures	85,290	4,591	5.38%	85,163	4,531	5.32%	85,036	3,327	3.91%
Other borrowings	—	—	—	3	—	—	183	5	2.73%
Total interest-bearing liabilities	6,049,469	191,399	3.16%	5,847,944	148,417	2.54%	5,090,597	34,791	0.68%
Noninterest-bearing demand deposits	1,460,939	—	—	1,616,919	—	—	1,791,712	—	—
Total including non- interest- bearing demand deposits	7,510,408	191,399	2.55%	7,464,863	148,417	1.99%	6,882,309	34,791	0.51%
Other noninterest liabilities	141,756			149,413			122,555
Total Liabilities	7,652,164			7,614,276			7,004,864
Stockholders’ equity	988,798			923,454			927,534
Total liabilities and stockholders’ equity	$8,640,962			$8,537,730			$7,932,398
Net interest income; interest rate spread (2)		$201,583	1.76%		$217,360	2.08%		$243,735	3.17%
Net interest margin (3)			2.52%			2.75%			3.37%
Average interest-earning assets to average interest- bearing liabilities			132.1%			135.3%			142.2%

(1)
Interest on certain tax-exempt loans and tax-exempt securities in 2024, 2023 and 2022 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.
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

	Year Ended December 31,
	(In Thousands)
	2024 vs. 2023			2023 vs. 2022
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$20,078	$(1,090)	$18,988	$42,379	$40,266	$82,645
Securities	5,525	2,877	8,402	4,154	(2,580)	1,574
Interest-earning deposits	92	(68)	24	3,957	(2,310)	1,647
FHLB stock	252	(461)	(209)	537	848	1,385
Total interest-earning assets	$25,947	$1,258	$27,205	$51,027	$36,224	$87,251
Interest-Bearing Liabilities
Deposits	$38,897	$9,807	$48,704	$83,930	$13,568	$97,498
FHLB advances	(130)	(5,652)	(5,782)	6,457	8,472	14,929
Subordinated Debentures	51	9	60	1,199	5	1,204
Notes Payable	—	—	—	—	(5)	(5)
Total interest- bearing liabilities	$38,818	$4,164	$42,982	$91,586	$22,040	$113,626
Change in net interest income			$(15,777)			$(26,375)

(1)
The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for credit losses – Premier’s provision for credit losses was an expense of $2.5 million, an expense of $5.2 million and an expense of $14.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. The decrease for 2024 was primarily due to a decline in loan volumes whereas the decrease in 2023 was primarily due to less loan growth in 2023 compared to 2022. Loans decreased $262.8 million in 2024 compared to an increase of $275.1 million in 2023 and an increase of $1.16 billion in 2022.

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

Noninterest Income – Noninterest income decreased by $40.6 million, or 44.7%, in 2024 to $50.2 million down from $90.8 million for the year ended December 31, 2023. Noninterest income increased by $28.7 million, or 46.2%, to $90.8 million in 2023. Both fluctuations are primarily due to a $36.3 million gain recognized on the sale of First Insurance in June 2023 partially offset by declines in insurance commissions.

Service fees and other charges increased to $28.8 million for the year ended December 31, 2024, from $27.3 million for 2023 and from $25.9 million in 2022. The increases are primarily due to increased customer activity for interchange and ATM/NSF charges.

Noninterest income also includes gains, losses and impairments on investment securities. In 2024, Premier recognized $550,000 of securities gains compared to $416,000 in securities losses in 2023 and $550,000 in securities losses in 2022. These amounts reflect both realized and unrealized gains and/or losses with no realized gains in 2024 and gains of $201,000 and $1.3 million realized in 2023 and 2022, respectively.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, an offset for amortization of mortgage servicing rights, and adjustments for changes in the value of mortgage servicing rights. Mortgage banking income totaled $7.4 million, $6.7 million and $9.9 million in 2024, 2023 and 2022, respectively. The $619,000 increase in mortgage servicing rights in 2024 from 2023 is primarily attributable to a positive valuation adjustment of $710,000 in 2024 compared to a negative valuation adjustment of $69,000 in 2023. The $3.1 million decrease in 2023 from 2022 is primarily attributable to a negative valuation adjustment of $69,000 in 2023 compared to a positive valuation adjustment of $2.0 million in 2022 along with a decrease in the gain on sale of loans of $1.4 million. Premier originated less residential mortgages for sale into the secondary market in 2023 compared with 2022 as long-term interest rates stabilized resulting in less refinance activity. The balance of the mortgage servicing right valuation allowance was $46,000 at the end of 2024 compared to $756,000 at the end of 2023.

Gains on the sale of non-mortgage loans, which include SBA and FSA loans, totaled $67,000 in 2024 compared to $165,000 in 2023 and $0 in 2022. Fluctuations in the volume of eligible SBA loans were the reasons for the difference in income year to year to year.

Insurance commission income decreased to $0 in 2024 and $8.9 million in 2023 from $16.2 million in 2022 as a result of recognizing six months of income in 2023 compared to 12 in 2022 and none in 2024 as First Insurance was sold in June 2023.

Income from bank owned life insurance (“BOLI”) was $5.4 million in 2024 compared to $5.0 million in 2023 and $3.9 million in 2022. Premier recognized $512,000, $875,000 and $0 in proceeds from claim gains in 2024, 2023 and 2022, respectively.

Wealth income increased $1.1 million to $7.4 million in 2024 from $6.3 million in 2023. Wealth income increased $494,000 to $6.3 million in 2023 from $5.8 million in 2022. Both increases are due to a combination of new business generation and improved capital markets.

Premier sold First Insurance to Risk Strategies Corporation in the second quarter of 2023 and recognized a gain on the sale of $36.3 million.

Other noninterest income increased to $635,000 in 2024 compared to $544,000 in 2023. Other noninterest income decreased to $544,000 in 2023 compared to $984,000 in 2022 as a result of six months income from First Insurance in 2023 compared to a full year of income in 2022.

Noninterest Expense – Total noninterest expense for 2024 was $159.3 million compared to $163.2 million for the year ended December 31, 2023, and $164.5 million for the year ended December 31, 2022.

Compensation and benefits decreased $6.3 million, or 6.8%, to $86.3 million in 2024 from $92.6 million in 2023. The decrease from 2023 is primarily due to the sale of First Insurance in the second quarter of 2023 and lower staffing levels in 2024. Premier recognized $5.0 million in transaction costs related to the Merger during 2024 and $3.7 million in transaction costs related to the sale of First Insurance in 2023. Data processing costs were $19.9 million in 2024, compared to $16.2 million in 2023 with the increase primarily due to a new digital platform launched in October 2023. FDIC insurance premiums decreased $0.8 million to $5.0 million in 2024 compared to $5.8 million in 2023 primarily due to a smaller balance sheet.

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

Income Taxes – Income taxes totaled $18.3 million in 2024 compared to $28.2 million in 2023 and $24.1 million in 2022. The effective tax rates for those years were 20.4%, 20.2%, and 19.1%, respectively. The tax rate is lower than the statutory 21% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on bank owned life insurance and tax-exempt securities that are not subject to federal income tax. See Note 17 – Income Taxes to the Consolidated Financial Statements for further details.

Concentrations of Credit Risk

Financial institutions such as Premier generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. As of December 31, 2024. Premier’s loan portfolio was concentrated geographically in its northeast, northwest and central Ohio, northeast Indiana, and southeast Michigan market areas. Management has also identified lending for multifamily properties within commercial real estate as an industry. Total loans from multifamily property totaled $645.6 million at December 31, 2024, which represents 9.7% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 1.2% at December 31, 2024. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through the Bank’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash (used in) generated from operating activities was $92.3 million, $77.3 million and $180.1 million in 2024, 2023 and 2022, respectively. These fluctuations are mainly due to changes in the volume of loans sold from year to year and the sale of First Insurance in 2023. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for credit losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of Premier is lending and the purchase of available-for-sale securities, which are funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. The net cash Provided by (used in) investing activities was $31.9 million, $(124.7) million and $(1.2) billion in 2024, 2023 and 2022, respectively. These fluctuations are mainly due to the change in volume of loans and securities from one year to the next.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and borrowings from other banks. The net cash (used in) provided by financing activities was $(117.5) million, $33.9 million and $993.4 million in 2024, 2023 and 2022, respectively. These fluctuations are mainly a result of changes in deposit balances and borrowings from FHLB year over year. For additional information about cash flows from Premier’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows and related Notes included in the Consolidated Financial Statements.

At December 31, 2024, Premier had the following commitments to fund deposits, borrowing obligations, leases and post-retirement benefits:

	Maturity Dates by Period at December 31, 2024
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Certificates of deposit	$1,279,195	$1,173,248	$90,687	$15,011	249
Brokered deposits	54,688	54,688	—	—	—
Subordinated debentures	85,356	—	—	—	85,356
FHLB advances	507,000	507,000	—	—	—
Lease obligations	25,575	3,478	6,125	5,255	10,717
Post-retirement benefits	1,678	192	405	366	715
Total contractual obligations	$1,953,492	$1,738,606	$97,217	$20,632	$97,037

To meet its obligations, management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve, and brokered certificates of deposit. At December 31, 2024, Premier had additional borrowing capacity of $900.4 million under its agreements with the FHLB.

The Bank is subject to various capital requirements. At December 31, 2024, the Bank had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about Premier and the Bank’s capital requirements, see Note 16 – Regulatory Matters to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Premier has established various accounting policies that govern the application of GAAP in the preparation of its Consolidated Financial Statements. The significant accounting policies of Premier are described in the Notes to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities and management considers such accounting policies to be critical accounting policies. The estimates used in these accounting policies are subject to a significant level of uncertainty due to assumptions and external factors that can change over time. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which may materially impact the carrying value of assets and liabilities, as well as the results of operations, especially under changing market conditions.

Allowance for credit losses - Premier believes the allowance for credit losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its Consolidated Financial Statements. In determining the appropriate estimate for the allowance for credit losses, management considers a number of factors relative to both specific credits in the loan portfolio and macro-economic factors relative to the economy of the U.S. as a whole and the economies of the areas in which the Company does business. ACL is subject to significant estimation uncertainty due to the unpredictability of future economic conditions and borrower-specific factors. ACL requires a projection of credit losses over the contract lifetime of the credit adjusted for prepayment tendencies. Management analyzes the adequacy of the ACL regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The ACL is a material estimate that is susceptible to significant fluctuation and is established through a provision for credit losses based on management’s evaluation of the inherent risk in the loan portfolio.

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

Economic factors that are considered include levels of unemployment and inflation, changes in interest rates, GDP growth, Federal Reserve stimulus and broad global and national economic conditions. In particular, any significant downturns or upturns in economic conditions could materially alter these estimates.

In addition to the identification of specific customers who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, and other factors in providing for credit losses that have not been specifically classified. Management believes that the level of its allowance for credit losses is sufficient to cover the current expected credit losses. However, this estimate is sensitive to changes in both macroeconomic conditions and the credit performance of individual borrowers. Refer to Allowance for credit losses in this Management’s Discussion and Analysis and Note 2 - Statement of Accounting Policies for a further description of the Company’s estimation process and methodology related to the allowance for credit losses.

Goodwill and Intangibles - At December 31, 2024, Premier had goodwill of $295.6 million. The Company tests goodwill at least annually and, more frequently, if events or changes in circumstances indicate that it may be more likely than not that there is a possible impairment. Due to the Company’s signing of the Merger Agreement, the Company conducted a quantitative interim goodwill impairment assessment at September 30, 2024. Premier's goodwill impairment testing is subject to significant estimation uncertainty due to the inherent subjectivity in selecting key assumptions, including economic forecasts, growth rates, and discount rates. The impairment assessment compares the fair value of identified reporting unit with their carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's interim assessment estimated fair value on income and market approaches. The income approach incorporated a discounted cash flow model that involves management assumptions and consideration of future economic forecasts available. The market approach incorporated a combination of price to book value and price to earnings, adjusted based on companies similar to the reporting unit and adjusted for selected multiples, along with a control premium based on a review of transactions in the banking industry. Significant assumptions in the assessments were employed and included, but were not limited to, prospective financial information, growth rates, terminal value, discount rates, control premiums and comparable multiples from publicly traded companies in our industry. Results of the interim assessment were a fair value of approximately $1.2 billion compared to a carrying amount of approximately $1.0 billion indicating no goodwill impairment as of September 30, 2024. Changes in the economic environment, operations of the reporting unit or other adverse events could result in goodwill impairment as a result of a future evaluation. Premier will continue to closely monitor these variables and their potential impact on future goodwill impairment assessments.

Premier has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. Premier determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2024 and 2023.

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

Premier monitors interest rate risk on a quarterly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, borrowings, derivative positions and non-maturity deposit assumptions and capital requirements. It should be noted that other areas of Premier’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates, but are not considered in the simulation of net interest income. Sensitivity testing of these assumptions are performed to provide management with a greater understanding of how sensitivity results may differ should actual results vary from those assumed.

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

The table below presents, for the twelve months subsequent to December 31, 2024, and December 31, 2023, an estimate of the change in net interest income that would result from an immediate (shock) change in interest rates, moving in a parallel fashion over the entire yield curve, relative to the measured base case scenario. Based on our net interest income simulation as of December 31, 2024, net interest income sensitivity to changes in interest rates for the twelve months subsequent to December 31, 2024, decreased in both the rising rate and falling rate environments compared to the sensitivity profile for the twelve months subsequent to December 31, 2023. The change in modeling results from the prior period shown is largely due to changes in re-pricing expectations on deposits which impacted liability sensitivity for the period.

	Impact on Future Annual Net Interest Income
	December 31, 2024	December 31, 2023
Immediate Change in Interest Rates
+400	(7.1)%	(9.9)%
+300	(5.0)%	(7.3)%
+200	(3.1)%	(4.7)%
+100	(1.3)%	(2.3)%
-100	2.1%	2.5%
-200	4.0%	5.0%
-300	5.5%	7.3%
-400	6.3%	9.2%

To analyze the impact of changes in interest rates in a more realistic manner, non-parallel interest rate scenarios are also simulated. These non-parallel interest rate scenarios indicate that net interest income may increase from the base case scenario should the yield curve change by different increments on different points on the curve. The results of all the simulation scenarios are within the Board mandated guidelines as of December 31, 2024. Management reviews the Board policy limits in all scenarios to determine if they are adequate and if any changes should be made to Board mandated guidelines.

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

	December 31, 2024	December 31, 2023
Change in Rates	% Change EVE	% Change EVE

+ 400 bp	(30.3)%	(30.7)%
+ 300 bp	(22.1)%	(23.4)%
+ 200 bp	(14.1)%	(15.7)%
+ 100 bp	(6.4)%	(7.7)%
0 bp	—	—
- 100 bp	5.5%	7.1%
- 200 bp	9.6%	12.4%
- 300 bp	11.4%	16.3%
- 400 bp	7.5%	12.9%

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of Premier Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and includes those policies and procedures that:

1.
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Based on our evaluation under the framework in the 2013 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this Item 8.

/s/ Gary M. Small	/s/ Paul Nungester
Gary M. Small	Paul Nungester
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Premier Financial Corp.

Defiance, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Premier Financial Corp. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans Receivable (“ACL”) – Qualitative Factors

As described in Notes 2 and 6 to the financial statements, the Company recognizes expected losses expected to be incurred over the contractual lives of financial assets carried at amortized cost, including loans receivable, using the Current Expected Credit Losses methodology. The ACL was $75,688,000 at December 31, 2024, and consists of two components: a specific reserve based on the analysis of individually evaluated loans, and a general reserve which represents current expected credit losses on loans sharing common risk characteristics (“general reserve”). The general reserve includes amounts from both a quantitative and a qualitative analysis. The Company has segregated the portfolio into segments with similar risk characteristics and generally uses two methodologies, discounted cash flow and probability of default/loss given default, to determine the quantitative factors.

Determination of the qualitative factors, which are added to the quantitative factors to adjust the general reserve for the current environment, incorporates subjective factors, including economic, environmental, and other risk factors. The incorporation of qualitative factors added $31,266,000 to the ACL as of December 31, 2024. We have identified auditing the qualitative factors as a critical audit matter as management’s determination of the qualitative factors is subjective and involves significant management judgments; and our audit procedures related to certain of the qualitative factors involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

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

Goodwill Impairment Assessment as of September 30, 2024

As described in Notes 2 and 9 to the financial statements, the Company's goodwill balance totaled $295,602,000 as of December 31, 2024, which is allocated to the Company’s single reporting unit. The Company performs a goodwill impairment test annually as of November 30, or in between annual tests if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The Company entered into a definitive agreement to be sold in July 2024. Due to the implied valuation of the merger consideration, management performed a quantitative assessment of goodwill for impairment as of

September 30, 2024, concluding goodwill was not impaired. The impairment assessment compared the fair value of the Company’s single reporting unit with its carrying amount (including goodwill). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company's assessment estimated fair value using: 1) an income approach that incorporated a discounted cash flow model that involves management assumptions based upon future projections; and 2) a market approach that uses observable prices and other relevant information that is generated by transactions comparable to an acquisition of the Company.

We identified the auditing of the impairment assessment of goodwill as of September 30, 2024 as a critical audit matter due to the high degree of auditor judgment and subjectivity needed to evaluate the fair value of the reporting unit due to the judgments made by management in the estimation of the Company’s reporting unit fair value. In addition, the audit procedures involved the use of specialists to assist with the evaluation.

The primary procedures performed to address this critical audit matter included:

•
Testing the design and operative effectiveness of management's review control over the appropriateness of the valuation methods, the completeness and accuracy of internal data, relevance and reliability of external data, and reasonableness of estimates and assumptions in the valuation.
•
Evaluating the appropriateness of the valuation methods used to determine the fair value of the reporting unit.
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

Cleveland, Ohio

February 28, 2025

PREMIER FINANCIAL CORP.

Consolidated Statements of Financial Condition

(Dollars in Thousands, except per share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$83,385	$81,973
Interest-bearing deposits	38,104	32,783
	121,489	114,756
Securities available-for-sale, carried at fair value	1,156,568	946,708
Equity securities, carried at fair value	4,037	5,773
	1,160,605	952,481
Loans held for sale, at fair value at December 31, 2024	117,964	145,641
Loans receivable, net of allowance for credit losses of $75,688 and $76,512 at December 31, 2024 and 2023, respectively	6,400,939	6,662,875
Mortgage servicing rights	17,196	18,696
Accrued interest receivable	35,514	33,446
Federal Home Loan Bank (FHLB) stock	31,585	21,760
Bank owned life insurance	185,919	181,544
Premises and equipment	53,683	56,878
Real estate and other assets held for sale (OREO)	737	243
Goodwill	295,602	295,602
Core deposit and other intangibles	8,487	12,186
Other assets	151,855	129,841
Total assets	$8,581,575	$8,625,949
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$1,475,513	$1,591,979
Interest-bearing	5,319,598	5,209,123
Brokered deposits	54,688	341,944
Total	6,849,799	7,143,046
Advances from the Federal Home Loan Bank	507,000	280,000
Subordinated debentures	85,356	85,229
Advance payments by borrowers	16,145	23,277
Reserve for credit losses - unfunded commitments	2,906	4,307
Other liabilities	118,556	114,463
Total liabilities	7,579,762	7,650,322
Commitments and Contingent Liabilities (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	—	—
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 50,000,000 shares authorized; 43,297,260 and 43,297,260 shares issued and 35,843,690 and 35,729,593 shares outstanding, respectively	306	306
Additional paid-in capital	690,946	690,585
Accumulated other comprehensive loss, net of tax of $(41,689) and $(40,862), respectively	(156,818)	(153,719)
Retained earnings	596,932	569,937
Treasury stock, at cost, 7,453,570 and 7,567,667 shares, respectively	(129,553)	(131,482)
Total stockholders’ equity	1,001,813	975,627
Total liabilities and stockholders’ equity	$8,581,575	$8,625,949
See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Income

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Interest Income
Loans	$351,182	$332,208	$249,561
Investment securities:
Tax-exempt	1,248	2,383	3,406
Taxable	35,335	25,831	22,689
Interest-bearing deposits	2,502	2,478	831
FHLB stock dividends	2,401	2,610	1,225
Total interest income	392,668	365,510	277,712
Interest Expense
Deposits	171,111	122,407	24,909
Federal Home Loan Bank advances and other	15,697	21,479	6,550
Subordinated debentures	4,591	4,531	3,327
Notes payable	—	—	5
Total interest expense	191,399	148,417	34,791
Net interest income	201,269	217,093	242,921
Credit loss (benefit) expense - loans and leases	3,890	7,742	12,503
Credit loss (benefit) expense - unfunded commitments	(1,401)	(2,508)	1,784
Net interest income after provision for credit losses	198,780	211,859	228,634
Non-interest Income
Service fees and other charges	28,755	27,325	25,853
Mortgage banking income	7,362	6,743	9,871
Insurance commissions	—	8,856	16,228
Gain on sale of non-mortgage loans	67	165	—
Gain on sale of securities available for sale	—	37	1
Gain (Loss) on equity securities	550	(453)	(551)
Gain on sale of insurance agency	—	36,296	—
Wealth management income	7,429	6,322	5,828
Income from Bank Owned Life Insurance	5,413	5,014	3,946
Other non-interest income	635	544	984
Total non-interest income	50,211	90,849	62,160
Non-interest Expense
Compensation and benefits	86,315	92,609	97,396
Occupancy	13,733	13,358	14,039
FDIC insurance premium	5,023	5,803	3,647
Financial institutions tax	3,851	3,563	4,110
Data processing	19,902	16,191	13,780
Transaction costs	4,969	3,652	—
Amortization of intangibles	3,699	4,604	5,450
Other non-interest expense	21,822	23,451	26,089
Total non-interest expense	159,314	163,231	164,511
Income before income taxes	89,677	139,477	126,283
Federal income taxes	18,273	28,182	24,096
Net Income	$71,404	$111,295	$102,187
Earnings per common share (Note 3)
Basic	$1.99	$3.11	$2.86
Diluted	$1.98	$3.11	$2.85

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$71,404	$111,295	$102,187
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(688)	19,281	(174,953)
Reclassification adjustment for (gains) losses realized in income	—	(37)	1
Net unrealized gains (losses)	(688)	19,244	(174,952)
Income tax effect	144	(4,041)	36,739
Net of tax amount	(544)	15,203	(138,213)
Change in cash flow hedge derivatives:
Unrealized holding gains (losses) on balance sheet swap	(11,954)	(3,626)	(40,494)
Reclassification adjustment for cash flow hedge derivative (gains) losses included in income	8,560	9,381	(392)
Net unrealized gains (losses)	(3,394)	5,755	(40,886)
Income tax effect	713	(1,208)	8,586
Net of tax amount	(2,681)	4,547	(32,300)
Change in unrealized gain/(loss) on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	187	11	599
Net amortization and deferral	(28)	(23)	10
Net gain (loss) activity during the period	159	(12)	609
Income tax effect	(33)	3	(128)
Net of tax amount	126	(9)	481
Total other comprehensive income (loss)	(3,099)	19,741	(170,032)
Comprehensive income (loss)	$68,305	$131,036	$(67,845)

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar Amounts In Thousands, except number of shares)

	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholder’s Equity
Balance at December 31, 2021	$—	36,383,613	$306	$691,132	$(3,428)	$443,517	$(108,031)	$1,023,496
Net income						102,187		102,187
Other comprehensive loss					(170,032)			(170,032)
Deferred compensation plan		9,933		(57)			57	—
Stock based compensation expense				2,016				2,016
Vesting of incentive plans		11,207		(413)			413	—
Shares exercised under stock option plan, net		3,000					53	53
Restricted share issuance		81,412		(1,418)			1,418	—
Restricted share forfeitures		(13,746)		193			(527)	(334)
Shares repurchased		(884,142)					(26,870)	(26,870)
Common stock dividends paid ($1.20 per share)						(42,795)		(42,795)
Balance at December 31, 2022	$—	35,591,277	$306	$691,453	$(173,460)	$502,909	$(133,487)	$887,721
Net income						111,295		111,295
Other comprehensive income					19,741			19,741
Deferred compensation plan		9,196		36			(36)	—
Stock based compensation expenses		4,114		1,508			71	1,579
Vesting of incentive plans		66,780		(1,159)			1,159
Shares issued under stock option plan		1,865		(18)			33	15
Restricted share issuance		92,427		(1,309)			1,605	296
Restricted share forfeitures		(35,675)		74			(816)	(742)
Shares repurchased		(391)					(11)	(11)
Common stock dividend payment ($1.24 per share)						(44,267)		(44,267)
Balance at December 31, 2023	$—	35,729,593	$306	$690,585	$(153,719)	$569,937	$(131,482)	$975,627
Net income						71,404		71,404
Other comprehensive loss					(3,099)			(3,099)
Deferred compensation plan				(54)			54	—
Stock based compensation expenses				2,690				2,690
Vesting of incentive plans		41,870		(751)			725	(26)
Shares issued under stock option plan		6,000					106	106
Restricted share issuance		94,080		(1,636)			1,636	—
Restricted share forfeitures		(27,853)		112			(592)	(480)
Common stock dividend payment ($1.24 per share)						(44,409)		(44,409)
Balance at December 31, 2024	$—	35,843,690	$306	$690,946	$(156,818)	$596,932	$(129,553)	$1,001,813

See accompanying notes

PREMIER FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$71,404	$111,295	$102,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,489	5,234	14,287
Depreciation	5,789	5,334	5,631
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	5,216	5,677	8,497
Amortization of mortgage servicing rights, net of impairment charges/recoveries	4,539	5,113	3,380
Amortization of intangibles	3,699	4,604	5,450
Mortgage banking gain, net	(4,555)	(4,429)	(5,787)
Gain on sale of insurance agency, net	—	(32,644)	—
Loss (Gain) on sale / write-down of real estate and other assets held for sale	187	138	(58)
Gain on sale of available for sale securities	—	(37)	(1)
(Gain) loss on equity securities	(550)	453	551
Change in deferred taxes	(408)	(2,934)	(1,306)
Proceeds from sale of loans held for sale	289,850	255,809	426,398
Origination of loans held for sale	(260,657)	(284,408)	(377,928)
Stock based compensation expense	2,664	1,875	2,016
Restricted stock forfeits for taxes and option exercises	(480)	(742)	(334)
Income from bank owned life insurance	(4,901)	(4,139)	(3,946)
Changes in:
Accrued interest receivable and other assets	(22,850)	(5,329)	(8,072)
Other liabilities	858	16,465	9,131
Net cash provided by operating activities	92,294	77,335	180,096
Investing Activities
Proceeds from maturities, calls and paydowns of available-for-sale securities	119,486	92,683	97,445
Proceeds from sale of available-for-sale securities	—	25,300	9,641
Proceeds from sale of equity securities	2,286	1,606	8,714
Proceeds from sale of OREO	1,336	1,477	638
Purchases of available-for-sale securities	(334,475)	(10,093)	(122,456)
Purchases of equity securities	—	—	(3,000)
Purchases of office properties and equipment	(2,594)	(7,113)	(5,570)
Investment in bank owned life insurance	526	(6,692)	—
Net change in Federal Home Loan Bank stock	(9,825)	7,425	(17,600)
Net cash received in disposition (paid in acquisition)	—	47,354	(435)
Net decrease (increase) in loans receivable	255,208	(276,597)	(1,174,347)
Net cash provided by (used in) investing activities	31,948	(124,650)	(1,206,970)
Financing Activities
Net (decrease) increase in deposits and advance payments by borrowers	(300,206)	226,174	635,080
Net change in Federal Home Loan Bank advances	227,000	(148,000)	428,000
Cash dividends paid on common stock	(44,409)	(44,267)	(42,795)
Net cash paid for repurchase of common stock	—	(11)	(26,870)
Proceeds from exercise of stock options	106	15	53
Net cash (used in) provided by financing activities	(117,509)	33,911	993,468
Increase (decrease) in cash and cash equivalents	6,733	(13,404)	(33,406)
Cash and cash equivalents at beginning of period	114,756	128,160	161,566
Cash and cash equivalents at end of period	$121,489	$114,756	$128,160
Supplemental cash flow information:
Interest paid	$196,316	$135,924	$32,730
Income taxes paid	13,649	27,823	17,540
Transfers from loans to other real estate owned and other assets held for sale	—	—	—
Initial recognition of right-of-use asset	9,928	804	680
Initial recognition of lease liability	9,928	804	680

See accompanying notes.

Notes to the Consolidated Financial Statements

1.
Basis of Presentation

Premier Financial Corp. (“Premier” or the “Company”) is a financial holding company for its wholly-owned subsidiaries, Premier Bank (the "Bank"), and PFC Capital, LLC (“PFC Capital”). All significant intercompany transactions and balances are eliminated in consolidation. Premier’s stock is traded on the NASDAQ Global Select Market under the ticker PFC. On July 26, 2024, Premier and Wesbanco announced the signing of the definitive Merger Agreement under which Premier will merge into Wesbanco in a stock-for-stock transaction. Refer to Note 25.

The Bank is primarily engaged in community banking. It attracts deposits from the general public through its offices and website, and uses those and other available sources of funds to originate residential real estate loans, commercial real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, the Bank invests in U.S. Treasury and federal government agency obligations, obligations of states and political subdivisions, mortgage-backed securities ("MBS") that are issued by federal agencies, including real estate mortgage investment conduits (“REMICs”) and residential collateralized mortgage obligations (“CMOs”), and corporate bonds. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Due to sustained inflation and elevated interest rates, business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to continue over the coming months and will likely adversely affect their ability to pay interest and principal on their loans. Further, value of the collateral securing their obligations may decline. These uncertainties may negatively impact the Statement of Financial Condition, the Statement of Income and the Statement of Cash Flows of the Company.

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

FHLB Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2024 and 2023, the Company held $31.6 million and $21.8 million, respectively, at the FHLB of Cincinnati.

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

Allowance for credit losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, adjustments, and deferred loan fees and costs. Accrued interest receivable is excluded from the estimate of credit losses.

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

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. A loan is individually analyzed when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. The Company analyzes all substandard, doubtful and loss graded loans quarterly and make judgments about the risk of loss based on the cash flow of the borrower, the value of the collateral and the financial strength of the guarantors. When a loan is considered individually analyzed, an analysis of the net present value of estimated cash flows is performed and an allowance may be established based on the outcome of that analysis, or if the loan is deemed to be collateral dependent an allowance is established based on the fair value of collateral. If a loan is individually analyzed, a portion of the allowance is allocated so that the loan is reported net of the allowance allocation which is determined based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated, and accordingly, they are not separately identified for disclosure.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $7.3 million, $7.4 million and $7.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Late fees and ancillary fees related to loan servicing are not material. See Note 7.

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

Operating Segments

Management considers the following factors in determining the need to disclose separate operating segments: (1) the nature of products and services, which are all financial in nature; (2) the type and class of customer for the products and services; in Premier’s case retail customers for retail bank and insurance products and commercial customers for commercial loan, deposit, life, health and property and casualty insurance needs; (3) the methods used to distribute products or provide services; such services are delivered through banking offices through bank customer contact representatives. Retail and commercial customers are frequently targets for banking; (4) the nature of the regulatory environment; the banking entity is subject to regulatory bodies and a number of specific regulations. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in the Company’s statement of income as components of noninterest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposit accounts that are within the scope of ASC 606 were $14.0 million in 2024, $13.3 million in 2023 and $12.8 million in 2022. Income from services charges on deposit accounts is included in service fees and other charges in noninterest income.
•
Interchange income - this represents fees earned from debit and credit cardholder transactions. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrent with the transaction processing services provided to the cardholder. Interchange fees were $10.8 million in 2024, $11.1 million in 2023 and $10.8 million in 2022, which are reported net of network related charges. Interchange income is included in service fees and other charges in noninterest income.
•
Wealth management income - this represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, escrow services, and fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that we refer to the third party. These fees are paid to us by the third party on a quarterly basis and recognized ratably throughout the quarter as our performance obligation is satisfied. Revenues from wealth management were $7.4 million, $6.3 million and $5.8 million in 2024, 2023 and 2022, respectively, and are included in in total noninterest income.
•
Gain/loss on sales of other real estate owned (“OREO”) - the Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Income from the gain/loss on sales of OREO were (loss) gains of $(95,000), $(118,000) and $66,000 in 2024, 2023 and 2022, respectively. Income from the gain or loss on sales of OREO is included in total noninterest income.
•
Insurance commissions - this represents new commissions that were recognized when the Company sold insurance policies to customers. The Company was also entitled to renewal commissions and, in some cases, contingent commissions in the form of profit sharing which were recognized in subsequent periods. The initial commission was recognized when the insurance policy was sold to a customer. Renewal commission was variable consideration and was recognized in subsequent periods when the uncertainty around variable consideration was subsequently resolved (e.g., when customer renewed the policy). Contingent commission was also a variable consideration that was not recognized until the variability surrounding realization of revenue was resolved. Another source of variability was the ability of the policy holder to cancel the policy anytime and in such cases, the Company could be required, under the terms of the contract, to return part of the commission received. The variability related to cancellation of the policy was not deemed significant and thus, did not impact the amount of revenue recognized. In the event the policyholder chose to cancel the policy at any time, the revenue for amounts which qualified for claw-back were reversed in the period the cancellation occurred. Management viewed the income sources from insurance commissions in two categories: (i) new/renewal commissions and (ii) contingent commissions. There were no insurance commissions in 2024 and in 2023, insurance commissions were only recognized through the first six months of the year as a result of the sale of First Insurance in June 2023. In 2023, insurance commissions were $8.8 million, of which $8.0 million were new/renewal commissions and $867,000 were contingent commissions. In 2022, insurance commissions were $16.2 million, of which $15.0 million were new/renewal commission and $1.2 million were contingent commissions.

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

ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures: On November 27, 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosure,” which requires public entities to disclose significant expense categories and amounts for each reportable segment, an amount for and description of the composition of “other segment items,” the title and position of the entity’s CODM and explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and – on an interim basis – certain segment-related disclosures that previously were required only on an annual basis. This Update clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. This update did not have a material effect on the Company’s consolidated financial statements.

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

SEC Final Rules Not Yet Adopted

The Enhancement and Standardization of Climate-Related Disclosures for Investors: On March 6,2024, the SEC approved the final rule for these disclosures, requiring registrants to provide information about climate-related risks that materially impact or are reasonably likely to materially impact a registrant's strategy,results of operations, or financial condition. The rule applies to all SEC reporting companies and may significantly increase reporting costs and complexities, including increased data collection and development of significant internal processes and controls. The final rule includes a phased-in compliance period, effective for the Company for the fiscal year ending December 31, 2025. On March 15, 2024, the U.S. Court of Appeals granted an administrative stay of the climate-related disclosure rules recently adopted by the SEC.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31:

	2024	2023	2022
	(In Thousands, Except Per Share Amounts)
Basic Earnings Per Share:
Net income available to common shareholders	$71,404	$111,295	$102,187
Less: Income allocated to participating securities	371	178	103
Net income allocated to common shareholders	$71,033	$111,117	$102,084
Weighted average common shares outstanding Including participating securities	35,865	35,750	35,715
Less: Participating securities	186	57	36
Average common shares	35,679	35,693	35,679
Basic earnings per common share	$1.99	$3.11	$2.86
Diluted Earnings Per Share:
Net income allocated to common shareholders	$71,033	$111,117	$102,084
Weighted average common shares outstanding for basic earnings per common share	35,679	35,693	35,679
Add: Dilutive effects of stock options and restricted stock units	167	88	130
Average shares and dilutive potential common shares	35,846	35,781	35,809
Diluted earnings per common share	$1.98	$3.11	$2.85

Shares subject to issue upon exercise of options and vesting requirements of restricted stock units of 32,897 in 2024, 110,233 in 2023 and 37,910 in 2022 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

4.
Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities at December 31, 2024 and 2023, and the corresponding amounts of gross unrealized and unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2024
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$117,643	$—	$(18,741)	$98,902
Mortgage-backed securities	195,993	—	(31,067)	164,926
Collateralized mortgage obligations	378,440	398	(50,095)	328,743
Asset-backed securities	255,048	205	(4,353)	250,900
Corporate bonds	70,784	—	(5,039)	65,745
Obligations of states and political subdivisions	244,674	2	(46,234)	198,442
US Treasuries	55,476	—	(6,566)	48,910
Total Available-for-sale securities	$1,318,058	$605	$(162,095)	$1,156,568

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2023
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$120,398	$—	$(18,800)	$101,598
Mortgage-backed securities	185,675	—	(29,167)	156,508
Collateralized mortgage obligations	285,194	9	(49,436)	235,767
Asset-backed securities	142,215	270	(5,505)	136,980
Corporate bonds	71,092	—	(8,672)	62,420
Obligations of states and political subdivisions	247,204	15	(42,961)	204,258
US Treasuries	55,732	—	(6,555)	49,177
Total Available-for-sale securities	$1,107,510	$294	$(161,096)	$946,708

The amortized cost and fair value of the investment securities portfolio at December 31, 2024, is shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale securities:
Due in one year or less	$10,564	$10,395
Due after one year through five years	75,043	70,022
Due after five years through ten years	222,626	193,667
Due after ten years	180,344	137,915
MBS/CMO/ABS	829,481	744,569
Total	$1,318,058	$1,156,568

Securities pledged at year-end 2024 and 2023 had a carrying amount of $595.5 million and $638.2 million, respectively, and were pledged against unrealized losses on balance sheet and mortgage hedges, and to secure public deposits and Federal Reserve Bank Discount Window capacity.

The following table summarizes Premier’s securities that were in an unrealized loss position at December 31, 2024, and December 31, 2023:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At December 31, 2024
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$1,994	$(6)	$96,908	$(18,735)	$98,902	$(18,741)
Mortgage-backed securities	25,358	(198)	139,568	(30,869)	164,926	(31,067)
Collateralized mortgage obligations	57,985	(428)	209,646	(49,667)	267,631	(50,095)
Asset-backed securities	131,728	(628)	69,753	(3,725)	201,481	(4,353)
Corporate Bonds	—	—	65,745	(5,039)	65,745	(5,039)
Obligations of states and political subdivisions	4,954	(131)	191,646	(46,103)	196,600	(46,234)
US Treasuries	—	—	48,910	(6,566)	48,910	(6,566)
Total temporarily impaired securities	$222,019	$(1,391)	$822,176	$(160,704)	$1,044,195	$(162,095)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At December 31, 2023
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$3,986	$(9)	$97,612	$(18,791)	$101,598	$(18,800)
Mortgage-backed securities	—	—	156,508	(29,167)	156,508	(29,167)
Collateralized mortgage obligations	—	—	229,659	(49,436)	229,659	(49,436)
Asset-backed securities	—	—	113,444	(5,505)	113,444	(5,505)
Corporate Bonds	—	—	62,420	(8,672)	62,420	(8,672)
Obligations of states and political subdivisions	10,595	(111)	188,896	(42,850)	199,491	(42,961)
US Treasuries	—	—	49,177	(6,555)	49,177	(6,555)
Total temporarily impaired securities	$14,581	$(120)	$897,716	$(160,976)	$912,297	$(161,096)

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
•
If the Company determines that a credit loss exists, the expected credit loss will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value. As of December 31, 2024, management had determined that no credit loss exists.

In 2024 and 2023, management determined no allowance for credit losses was required. There was no net realized gains from the sales of investment securities in 2024. Net realized gains from the sales of investment securities totaled $37,000 ($29,230 after tax) and $1,000 ($790 after tax) in 2023 and 2022, respectively.

The proceeds from sales of securities and the associated gains and losses for the years ended December 31 are listed below:

	2024	2023	2022
	(In Thousands)
Proceeds	$—	$25,300	$9,641
Gross realized gains	—	158	16
Gross realized losses	—	(121)	(15)

At December 31, 2024, the Company also owned $4.0 million of equity securities. During 2024, the Company recognized a net gain of $550,000 for equity securities. At December 31, 2023, the Company owned $5.8 million of equity securities, and it recognized a net loss of $453,000 associated with the mark to market requirement for equity securities during 2023.

At year-end 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2024		2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$221,855	$227,159	$256,737	$274,077
Unused lines of credit	67,901	960,099	46,017	978,821
Standby letters of credit	—	15,340	—	17,500
Total	$289,756	$1,202,598	$302,754	$1,270,398

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2024, had interest rates ranging from 0.00% to 19.33% and maturities ranging from less than one year to 33 years.

6.
Loans

Loans receivable consist of the following:

	December 31, 2024	December 31, 2023
	(In Thousands)
Real Estate:
Residential	$1,765,432	$1,810,265
Commercial	2,895,356	2,839,905
Construction	596,681	838,823
	5,257,469	5,488,993
Other Loans:
Commercial	957,588	1,056,803
Home equity and improvement	274,340	267,960
Consumer Finance	179,700	193,830
	1,411,628	1,518,593
Total loans	6,669,097	7,007,586
Deduct:
Undisbursed loan funds	(205,980)	(281,466)
Net deferred loan origination fees and costs	13,510	13,267
Allowance for credit loss	(75,688)	(76,512)
Totals	$6,400,939	$6,662,875

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	18,004				18,004
Construction	1,171				1,171

Other Loans:
Commercial	784	27,837	11,051	46	39,718
Home equity and improvement					—
Consumer finance					—

Total	$19,959	$27,837	$11,051	$46	$58,893

	December 31, 2023
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Total
Real Estate:
Residential	$—	$—	$—	$—	$—
Commercial	6,407	—	—	—	6,407
Construction	—	—	—	—	—

Other Loans:
Commercial	1,297	8,781	2,309	705	13,092
Home equity and improvement	—	—	—	—	—
Consumer finance	—	—	—	—	—

Total	$7,704	$8,781	$2,309	$705	$19,499

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually analyzed loans. All loans 90 days and greater past due are placed on non-accrual status. The following table presents the current balance of the non-performing loans as of the dates indicated:

As of December 31, 2024	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
Residential real estate	$952	$15,723	$—
Commercial real estate	8,876	10,041	—
Construction	—	1,171	—
Commercial	2,822	34,071	—
Home equity and improvement	—	1,626	—
Consumer finance	—	4,436	—
PCD	—	1,277	—
Total	$12,650	$68,345	$—

As of December 31, 2023	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
Residential real estate	$572	$12,456	$—
Commercial real estate	196	5,775	—
Construction	—	—	—
Commercial	150	8,499	—
Home equity and improvement	—	1,417	—
Consumer finance	—	3,433	—
PCD	—	2,993	—
Total	$918	$34,573	$—

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2024, by class of loans (in thousands):

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Real Estate:
Residential	$1,738,091	$559	$9,991	$14,206	$24,756	$16,675
Commercial	2,886,680	664	8,856	2,434	11,954	18,917
Construction	390,701	—	—	—	—	1,171

Other Loans:
Commercial	951,112	425	177	3,901	4,503	36,893
Home equity and improvement	268,483	2,721	744	1,130	4,595	1,626
Consumer finance	173,217	3,415	1,404	3,874	8,693	4,436
PCD	11,187	121	1,738	796	2,655	1,277

Total Loans	$6,419,471	$7,905	$22,910	$26,341	$57,156	$80,995

The Company recognized $5.2 million of interest income on nonaccrual loans during the year ended December 31, 2024.

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

Of the loans modified as of December 31, 2024 and 2023, $17.6 million and $4.3 million, respectively, were on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon loan origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of loans to borrowers experiencing financial difficulty. The company uses probability of default/loss given default, discounted cash flows or remaining life method to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of modification granted during the years ended December 31, 2024 and 2023. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of loan category is also presented below:

	Loans Modifications Made to Borrowers Experiencing Financial Difficulty December 31, 2024 (Dollars in Thousands)		Loans Modifications Made to Borrowers Experiencing Financial Difficulty December 31, 2023 (Dollars in Thousands)
	Term Extension		Term Extension
Loan Type	Amortized Cost Basis	Percent of total loans by category	Amortized Cost Basis	Percent of total loans by category
Real Estate:
Residential	$—	—	109	0.01%
Commercial	17,116	0.59%	8,791	0.31%
Construction	—	—	—	—

Other Loans:
Commercial	19,341	2.02%	4,140	0.39%
Home equity and improvement	—	—	—	—
Consumer finance	—	—	—	—

Total	$36,457		$13,040

The following table describes the financial effect of the modifications made during 2024 to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Real Estate:
Commercial	-Term extended 6 months
Other Loans:
Commercial	-Demand Line termed out to 10 year term -Demand Line termed out to 5 year term -Term extended 5 months
-Demand Line termed out to 192 months -Term extended 189 months
-Term extended 6 months
-Term extended 11 months
-Term extended 5 years
-Term extended 6 months

Rate Reduction
Loan Type	Financial Effect
Other Loans:
Commercial	-Interest rate reduction 10.5% to 8.5% -Interest rate reduction 11% (tied to prime) to 8.25% fixed -Interest rate reduction 13.5% to 8.5% -Interest rate reduction 9.3% to 3.3%

The following table describes the financial effect of the modifications made during 2023 to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect
Real Estate:
Residential	-Term extended from 7 year balloon to 30 years
Commercial	-Added 12 months to the life of the loan, which reduced monthly payment amounts for the borrower. -Term extension 10 yr term/ 20 yr am to 12 month interest only

Other Loans:
Commercial	-Added 84 months to the life of the loan to term out 2 year balloon, which reduced monthly payment amounts for the borrower. -60 day extension

Rate Reduction
Loan Type	Financial Effect
Real Estate:
Commercial	-Interest rate reduction 11.08% to 5.00% -Interest rate reduction 10.65% to 5.00% -Interest rate reduction 7.14% to 4.50%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

There was one loan modification that had a payment default during the years ended December 31, 2024 or 2023, and was modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

The Company closely monitors the performance of the loans that were modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of December 31, 2024, nine of the modified loans are current and six modified loans pertaining to three commercial relationships are on nonaccrual. As of December 31, 2023, six of the modified loans are current and four loans pertaining to one commercial relationship are on nonaccrual.

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

Special Mention. Loans designated as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

As of December 31, 2024, and based on the most recent analysis performed, the risk category and recorded investment in loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,744,114	$1,294	$17,439	$—	$17,439	$1,762,847
Commercial	2,788,296	59,179	51,159	—	51,159	2,898,634
Construction	369,725	19,805	1,171	—	1,171	390,701

Other Loans:
Commercial	850,255	53,325	52,035	—	52,035	955,615
Home equity and improvement	271,376	—	1,702	—	1,702	273,078
Consumer finance	177,464	—	4,446	—	4,446	181,910
PCD	12,103	394	1,345	—	1,345	13,842

Total Loans (1)	$6,213,333	$133,997	$129,297	$—	$129,297	$6,476,627

(1) Total loans are net of undisbursed loan funds and deferred fees and costs

As of December 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

Class	Unclassified	Special Mention	Substandard	Doubtful	Total classified	Total
Real Estate:
Residential	$1,791,663	$594	$13,950	$—	$13,950	$1,806,207
Commercial	2,765,898	50,784	26,277	—	26,277	2,842,959
Construction	549,867	7,490	—	—	—	557,357

Other Loans:
Commercial	975,233	57,634	21,936	—	21,936	1,054,803
Home equity and improvement	264,663	—	1,418	—	1,418	266,081
Consumer finance	192,774	—	3,233	—	3,233	196,007
PCD	12,899	197	2,877	—	2,877	15,973

Total Loans (1)	$6,552,997	$116,699	$69,691	$—	$69,691	$6,739,387

(1) Total loans are net of undisbursed loan funds and deferred fees and cost

The tables below presents the amortized cost basis of loans by vintage, credit quality indicator and class of loans as of December 31, 2024 and 2023 (in thousands):

	Term of loans by origination
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
As of December 31, 2024

Real Estate
Residential:
Current-period gross charge-offs	$6	$11	$14	$16	$—	$35	$—	$82
Risk Rating
Unclassified	$17,496	$148,599	$595,848	$376,482	$271,945	$332,800	$944	$1,744,114
Special Mention	—	299	263	14	159	559	—	1,294
Substandard	371	3,374	4,612	1,549	2,468	5,065	—	17,439
Doubtful	—	—	—	—	—	—	—	—
Total	$17,867	$152,272	$600,723	$378,045	$274,572	$338,424	$944	$1,762,847

Commercial:
Current-period gross charge-offs		$—	$—	$—	$—	$1,552	$—	$1,552
Risk Rating
Unclassified	$158,043	$183,685	$706,237	$505,426	$420,732	$798,751	$15,422	$2,788,296
Special Mention	—	1,323	18,388	19,391	6,836	12,563	678	59,179
Substandard	—	—	8,885	20,724	—	21,497	53	51,159
Doubtful	—	—	—	—	—	—	—	—
Total	$158,043	$185,008	$733,510	$545,541	$427,568	$832,811	$16,153	$2,898,634

Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating
Unclassified	$56,977	$53,181	$217,820	$41,747	$—	$—	$—	$369,725
Special Mention	—	—	7,500	12,305	—	—	—	19,805
Substandard	—	—	1,171	—	—	—	—	1,171
Doubtful	—	—	—	—	—	—	—	—
Total	$56,977	$53,181	$226,491	$54,052	$—	$—	$—	$390,701

Other Loans
Commercial:
Current-period gross charge-offs	$—	$—	$—	$—	$258	$1,687	$50	$1,995
Risk Rating
Unclassified	$103,567	$77,921	$165,434	$105,139	$31,153	$30,772	$336,269	$850,255
Special Mention	2,620	2,441	13,148	11,406	8	4,082	19,620	53,325
Substandard	342	6,731	1,718	11,606	8,387	3,494	19,757	52,035
Doubtful	—	—	—	—	—	—	—	—
Total	$106,529	$87,093	$180,300	$128,151	$39,548	$38,348	$375,646	$955,615

Home equity and Improvement:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$177	$—	$177
Risk Rating
Unclassified	$17,168	$15,591	$20,382	$15,381	$3,727	$24,476	$174,651	$271,376
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	49	—	34	—	356	1,263	1,702
Doubtful	—	—	—	—	—	—	—	—
Total	$17,168	$15,640	$20,382	$15,415	$3,727	$24,832	$175,914	$273,078

Consumer Finance:
Current-period gross charge-offs	$72	$213	$602	$136	$10	$1,018		$2,051
Risk Rating
Unclassified	$49,545	$30,252	$67,877	$14,191	$6,388	$3,948	$5,263	$177,464
Special Mention	—	—	—	—	—	—	—	—
Substandard	220	899	2,073	608	418	218	10	4,446
Doubtful	—	—	—	—	—	—	—	—
Total	$49,765	$31,151	$69,950	$14,799	$6,806	$4,166	$5,273	$181,910

PCD:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$105	$—	$105
Risk Rating
Unclassified	$—	$—	$—	$—	$—	$11,368	$735	$12,103
Special Mention	—	—	—	—	—	144	250	394
Substandard	—	—	—	—	—	1,287	58	1,345
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$12,799	$1,043	$13,842

	Term of loans by origination
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of December 31, 2023

Real Estate
Residential:
Current-period gross charge-offs	$—	$3	$218	$—	$6	$93	$—	$320
Risk Rating
Unclassified	$46,218	$625,993	$430,801	$305,077	$86,103	$296,317	$1,154	$1,791,663
Special Mention	—	—	—	170	33	391	—	594
Substandard	431	2,757	2,267	2,061	1,031	5,403	—	13,950
Doubtful	—	—	—	—	—	—	—	—
Total	$46,649	$628,750	$433,068	$307,308	$87,167	$302,111	$1,154	$1,806,207

Commercial:
Current-period gross charge-offs	$—	$—	$—	$274	$399	$1,632	$14	$2,319
Risk Rating
Unclassified	$187,446	$619,860	$516,527	$470,751	$305,114	$647,079	$19,121	$2,765,898
Special Mention	—	10,361	28,743	3,324	83	8,124	149	50,784
Substandard	—	732	3,489	232	1,751	20,043	30	26,277
Doubtful	—	—	—	—	—	—	—	—
Total	$187,446	$630,953	$548,759	$474,307	$306,948	$675,246	$19,300	$2,842,959

Construction:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Risk Rating
Unclassified	$51,807	$322,097	$125,035	$44,114	$6,814	$—	$—	$549,867
Special Mention	—	7,490	—	—	—	—	—	7,490
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$51,807	$329,587	$125,035	$44,114	$6,814	$—	$—	$557,357

Other Loans
Commercial:
Current-period gross charge-offs	$—	$57	$—	$1	$498	$65	$1,713	$2,334
Risk Rating
Unclassified	$121,527	$248,455	$148,220	$50,554	$28,427	$26,799	$351,251	$975,233
Special Mention	9,551	2,475	14,625	10,670	1,607	3,805	14,901	57,634
Substandard	—	929	11,205	767	991	1,170	6,874	21,936
Doubtful	—	—	—	—	—	—	—	—
Total	$131,078	$251,859	$174,050	$61,991	$31,025	$31,774	$373,026	$1,054,803

Home equity and Improvement:
Current-period gross charge-offs	$—	$—	$—	$—	$7	$30	$123	$160
Risk Rating
Unclassified	$19,554	$24,870	$18,061	$4,405	$2,935	$26,904	$167,934	$264,663
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	119	14	—	—	255	1,030	1,418
Doubtful	—	—	—	—	—	—	—	—
Total	$19,554	$24,989	$18,075	$4,405	$2,935	$27,159	$168,964	$266,081

Consumer Finance:
Current-period gross charge-offs	$—	$437	$260	$185	$95	$450	$51	$1,478
Risk Rating
Unclassified	$44,735	$98,287	$22,588	$11,067	$7,337	$1,706	$7,054	$192,774
Special Mention	—	—	—	—	—	—	—	—
Substandard	282	1,476	593	505	281	93	3	3,233
Doubtful	—	—	—	—	—	—	—	—
Total	$45,017	$99,763	$23,181	$11,572	$7,618	$1,799	$7,057	$196,007

PCD:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$122	$31	$153
Risk Rating
Unclassified	$—	$—	$—	$—	$114	$12,264	$521	$12,899
Special Mention	—	—	—	—	—	197	—	197
Substandard	—	—	—	—	—	2,562	315	2,877
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$114	$15,023	$836	$15,973

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At December 31, 2024, the Company had $1.2 billion in unfunded commitments and set aside $2.9 million in anticipated credit losses. This reserve is recorded in other liabilities as opposed to the ACL.

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

The following tables disclose the annual activity in the allowance for credit losses for the periods indicated by portfolio segment (in thousands):

Year ended December 31, 2024	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$17,215	$36,053	$3,159	$15,489	$2,703	$1,893	$76,512
Charge-Offs	(82)	(1,552)	—	(2,042)	(177)	(2,109)	(5,962)
Recoveries	50	50	—	424	101	623	1,248
Provision expense (recovery)	(1,134)	(3,197)	(405)	6,980	(392)	2,038	3,890
Ending Allowance	$16,049	$31,354	$2,754	$20,851	$2,235	$2,445	$75,688

Year ended December 31, 2023	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$16,711	$34,218	$4,025	$11,769	$4,044	$2,049	$72,816
Charge-Offs	(342)	(2,319)	—	(2,362)	(259)	(1,482)	(6,764)
Recoveries	87	877	—	1,409	121	224	2,718
Provision expense (recovery)	759	3,277	(866)	4,673	(1,203)	1,102	7,742
Ending Allowance	$17,215	$36,053	$3,159	$15,489	$2,703	$1,893	$76,512

Year ended December 31, 2022	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$12,029	$32,399	$3,004	$13,410	$4,221	$1,405	$66,468
Charge-Offs	(1,052)	(443)	(16)	(5,705)	(344)	(971)	(8,531)
Recoveries	867	602	3	398	292	214	2,376
Provision expense (recovery)	4,867	1,660	1,034	3,666	(125)	1,401	12,503
Ending Allowance	$16,711	$34,218	$4,025	$11,769	$4,044	$2,049	$72,816

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

The outstanding balance and related allowance on these loans as of December 31, 2024 and December 31, 2023 is as follows (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
	(Dollars In Thousands)
Real Estate:
Residential	$8,895	$109	$9,882	$126
Commercial	1,628	22	2,040	50
Construction			—	—
	10,523	131	11,922	176
Other Loans:
Commercial	1,958	81	1,968	351
Home equity and improvement	1,262	26	1,879	54
Consumer finance	99	4	204	5
	3,319	111	4,051	410
Total	$13,842	$242	$15,973	$586

Loans to executive officers, directors, and their affiliates are as follows:

	Years Ended December 31,
	2024	2023
	(Dollars In Thousands)
Beginning balance	$7,205	$20,836
New loans	3,161	1,262
Effect of changes in composition of related parties	—	—
Repayments	(2,705)	(14,893)
Ending Balance	$7,661	$7,205

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $8.1 million as of December 31, 2024 and $7.9 million as of December 31, 2023.

7.
Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Gain from sale of mortgage loans	$4,555	$4,429	$5,787
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	7,346	7,427	7,464
Amortization of mortgage servicing rights	(5,249)	(5,044)	(5,399)
Mortgage servicing rights valuation adjustments	710	(69)	2,019
	2,807	2,314	4,084
Net mortgage banking income	$7,362	$6,743	$9,871

Activity for capitalized mortgage servicing rights (“MSRs”) and the related valuation allowance is as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$19,452	$21,858	$22,244
Loans sold, servicing retained	3,039	2,638	5,013
Amortization	(5,249)	(5,044)	(5,399)
Carrying value before valuation allowance at end of period	17,242	19,452	21,858
Valuation allowance:
Balance at beginning of period	(756)	(687)	(2,706)
Impairment recovery (charges)	710	(69)	2,019
Balance at end of period	(46)	(756)	(687)
Net carrying value of MSRs at end of period	$17,196	$18,696	$21,171
Fair value of MSRs at end of period	$25,858	$28,204	$27,382

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company had no actual losses from secondary market buy-backs in 2024, 2023 or 2022. No expense was recognized related to an accrual for the years ended December 31, 2024, 2023 or 2022.

The Company’s servicing portfolio is comprised of the following:

	December 31,
	2024		2023
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(Dollars In Thousands)
Fannie Mae	7,455	$957,990	7,297	$914,489
Freddie Mac	15,046	1,847,710	15,915	1,959,546
Federal Home Loan Bank	178	43,196	104	22,701
Other	32	2,347	38	2,999
Totals	22,711	$2,851,243	23,354	$2,899,735

Custodial escrow balances maintained in connection with serviced loans were $31.5 million and $31.2 million at December 31, 2024 and 2023, respectively.

Significant assumptions at December 31, 2024, used in determining the value of MSRs include a weighted average prepayment speed assumption (“PSA”) of 151 and a weighted average discount rate of 9.04%. Significant assumptions at December 31, 2023, used in determining the value of MSRs include a weighted average prepayment rate of 117 PSA and a weighted average discount rate of 9.02%.

8.
Premises and Equipment and Leases

Premises and equipment are summarized as follows:

	December 31,
	2024	2023
	(In Thousands)
Cost:
Land	$13,377	$14,138
Land improvements	2,088	1,923
Buildings	60,626	60,463
Leasehold improvements	3,219	3,219
Furniture, fixtures and equipment	47,943	44,424
Construction in process	1,679	4,312
	128,932	128,479
Less allowances for depreciation and amortization	(75,249)	(71,601)
	$53,683	$56,878

Depreciation expense was $5.8 million, $5.3 million and $5.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Leases

The Company’s operating lease agreements have maturity dates ranging from January 2025 to September 2044, some of which include options for multiple five and ten year extensions. The weighted average remaining life of the lease term for these leases was 12.17 and 13.27 years as of December 31, 2024 and 2023, respectively. The weighted average remaining life of the lease term for finance leases was 6.49 years at December 31, 2024 and 6.84 years as of December 31, 2023.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate or swap rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for operating leases was 2.84% and 2.58% as of December 31, 2024 and 2023, respectively. The weighted average discount rate for finance leases was 4.54% as of December 31, 2024 and 4.81% as of December 31, 2023.

The total operating lease costs were $2.3 million for the year ended December 31, 2024 and $2.2 million for the year ended 2023. The ROU asset, included in other assets, was $21.1 million and $13.5 million at December 31, 2024 and 2023, respectively. The lease liabilities, included in other liabilities, were $21.7 million and $13.9 million as of December 31, 2024 and 2023, respectively.

Undiscounted cash flows included in lease liabilities have expected contractual payments at December 31, 2024 as follows (in thousands):

2025	$3,478
2026	3,163
2027	2,962
2028	2,687
2029	2,568
Thereafter	10,717
Total undiscounted minimum lease payments	$25,575
Present value adjustment	(3,834)
Total lease liabilities	$21,741

9.
Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31,
	2024	2023
	(In Thousands)
Beginning balance	$295,602	$317,988
Goodwill from disposal	—	(22,386)
Ending balance	$295,602	$295,602

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

Acquired Intangible Assets

Activity in intangible assets for the years ended December 31, 2024, 2023 and 2022, was as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Value
	(In Thousands)
Balance as of January 1, 2022	$53,647		$(29,518)		$24,129
Intangible assets acquired	395		—		395
Amortization of intangible assets	—		(5,450)		(5,450)
Balance as of December 31, 2022	54,042	—	(34,968)	—	19,074
Intangible assets disposed in First Insurance sale	(2,284)		—		(2,284)
Amortization of intangible assets	—		(4,604)		(4,604)
Balance as of December 31, 2023	51,758	—	(39,572)	—	12,186
Amortization of intangible assets	—		(3,699)		(3,699)
Balance as of December 31, 2024	$51,758		$(43,271)		$8,487

Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2025	3,004
2026	2,313
2027	1,645
2028	1,052
2029	462
Thereafter	11
Total	$8,487

10.
Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Checking and money market accounts	$84,575	$62,295	$14,927
Savings accounts	479	182	174
Certificates of deposit	86,057	59,930	9,808
Totals	$171,111	$122,407	$24,909

A summary of deposit balances is as follows:

	December 31,
	2024	2023
	(In Thousands)
Noninterest-bearing checking accounts	$1,475,513	$1,591,979
Interest-bearing checking and money market accounts	3,389,558	3,177,369
Savings deposits	613,201	678,076
Retail certificates of deposit less than $250,000	796,561	827,479
Retail certificates of deposit greater than and equal to $250,000	520,278	526,199
Brokered deposits	54,688	341,944
Totals	$6,849,799	$7,143,046

Included in total deposits above are related-party deposits of $10.3 million and $7.7 million at December 31, 2024 and 2023, respectively.

Scheduled maturities of certificates of deposit and brokered deposits at December 31, 2024, are as follows (in thousands):

2025	1,264,622
2026	76,371
2027	15,274
2028	8,020
2029	6,991
Thereafter	249
Total	$1,371,527

11. Advances from Federal Home Loan Bank

The Bank has the ability to borrow funds from the FHLB. The Bank pledges its single-family residential mortgage loan portfolio, certain commercial real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by residential mortgages must have collateral of at least 152% of the borrowings. Advances secured by commercial real estate loans, and agriculture real estate loans must have collateral of at least 145% and 159% of the borrowings, respectively. Total loans pledged to the FHLB at December 31, 2024 and December 31, 2023 were $2.9 billion and $3.1 billion, respectively. The Bank could obtain advances of up to approximately $1.8 billion from the FHLB at December 31, 2024.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. At December 31, 2023, the Bank had $280.0 million outstanding in FHLB advances. At December 31, 2024, advances from the FHLB were as follows (in thousands):

2025	$507,000
2026	—
2027	—

2028	—
2029	—
Thereafter	—
Totals	$507,000

The weighted average interest rate on advances from the FHLB is 4.48% at December 31, 2024.

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

In March 2007, the Company sponsored an affiliated trust, Premier Statutory Trust II (“Trust Affiliate II”) that issued $15.0 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. As a result of the discontinuation of LIBOR, beginning with the distribution on December 15, 2023, distributions will be calculated at a variable rate equal to the three-month SOFR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 6.12% and 7.15% as of December 31, 2024 and 2023, respectively.

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

The Company also sponsors an affiliated trust, Premier Statutory Trust I (“Trust Affiliate I”) that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. As a result of the discontinuation of LIBOR, beginning with the distribution on December 15, 2023, distributions will be calculated at a variable rate equal to the three-month SOFR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 6.00% and 7.03% as of December 31, 2024 and 2023, respectively.

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

	December 31,
	2024	2023
	(In Thousands)
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Subordinated debentures	$49,273	$49,146

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

The Company had no outstanding securities sold under agreement to repurchase at December 31, 2024 or December 31, 2023.

As of December 31, 2024 and 2023, the Company had the following undrawn lines of credit facilities available for short-term borrowing purposes:

A $20.0 million line of credit with First Horizon Bank with a maturity date of March 31, 2025. The rate on the line of credit is at three- month SOFR + 2.50%, with a floor of 2.50%, which floats quarterly. Additionally, this line requires a $1.0 million deposit with First Horizon. This line was undrawn upon as of December 31, 2024 and 2023.

A $50.0 million line of credit with U.S. Bank.. The rate on this line of credit is U.S. Bank’s federal funds rate, which floats daily. This line was undrawn upon as of December 31, 2024 and 2023.

A $645.3 million discount window for short-term or late day borrowing needs with the Federal Reserve Bank of Cleveland. The Company pledges loan collateral to maintain borrowing capacity. This line was undrawn upon as of December 31, 2024 and 2023.

14.
Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Legal and other professional fees	$4,870	$6,743	$7,622
Marketing	2,131	1,714	2,160
OREO expenses and write-downs	151	220	150
Printing and office supplies	892	917	953
Postage	1,422	1,359	1,279
Check charge-offs and fraud losses	1,089	1,937	1,350
Credit and collection expense	525	637	584
Other	10,742	9,924	11,991
Total other noninterest expense	$21,822	$23,451	$26,089

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

Included in accumulated other comprehensive income at December 31, 2024, 2023 and 2022, are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31,
	2024	2023	2022
	(In Thousands)
Unrecognized prior service cost	$34	$41	$47
Unrecognized actuarial (gain) loss	(691)	(538)	(556)
Total (gain) loss recognized in Accumulated Other Comprehensive Income	(657)	(497)	(509)
Income tax effect	138	104	107
Net (gain) loss recognized in Accumulated Other Comprehensive Income	$(519)	$(393)	$(402)

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31,
	2024	2023
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,054	$2,119
Service cost	23	28
Interest cost	90	101
Participant contribution	26	27
Actuarial (gains) / losses	(187)	(11)
Benefits paid	(127)	(210)
Benefit obligation at end of year	1,879	2,054
Change in fair value of plan assets:
Balance at beginning of year	—	—
Employer contribution	101	183
Participant contribution	26	27
Benefits paid	(127)	(210)
Balance at end of year	—	—
Funded status at end of year	$(1,879)	$(2,054)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Service cost-benefits attributable to service during the period	$23	$28	$52
Interest cost on accumulated postretirement benefit obligation	90	101	67
Net amortization and deferral	(28)	(23)	10
Net periodic postretirement benefit cost	85	106	129
Net (gain) / loss during the year	(187)	(11)	(599)
Amortization of prior service cost and actuarial losses	28	23	(10)
Total recognized in comprehensive income (loss)	(159)	12	(609)
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$(75)	$118	$(480)

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2024	2023	2022
Weighted average discount rates:
Used to determine benefit obligations at December 31	5.40%	4.70%	5.00%
Used to determine net periodic postretirement benefit cost for years ended December 31	4.70%	5.00%	2.50%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.50%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	3.90%
Year that rate reaches ultimate trend rate	2075	2075	2075

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2025	$192
2026	199
2027	206
2028	214
2029	152
2030 through 2034	715

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The Company expects to contribute $192,000 before reflecting expected Medicare retiree drug subsidy payments in 2025.

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

The following schedule presents Premier consolidated and the Bank’s regulatory capital ratios as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$859,624	12.62%	$306,515	4.5%	N/A	N/A
Premier Bank	$891,975	13.14%	$305,356	4.5%	$441,070	6.5%
Tier 1 Capital
Consolidated	$894,624	10.54%	$339,673	4.0%	N/A	N/A
Premier Bank	$891,975	10.54%	$338,630	4.0%	$423,288	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$894,624	13.13%	$408,687	6.0%	N/A	N/A
Premier Bank	$891,975	13.14%	$407,142	6.0%	$542,856	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$1,022,976	15.02%	$544,916	8.0%	N/A	N/A
Premier Bank	$969,156	14.28%	$542,856	8.0%	$678,570	10.0%

(1) Excludes capital conservation buffer of 2.50% as of December 31, 2024.

	December 31, 2023
	Actual		Minimum Required for Adequately Capitalized		Minimum Required to be Well Capitalized for Prompt Corrective Action
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
CET1 Capital (to Risk-Weighted Assets)
Consolidated	$826,639	11.70%	$318,003	4.5%	N/A	N/A
Premier Bank	$871,342	12.38%	$316,676	4.5%	$457,421	6.5%
Tier 1 Capital
Consolidated	$861,639	10.26%	$335,772	4.0%	N/A	N/A
Premier Bank	$871,342	10.42%	$334,641	4.0%	$418,301	5.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$861,639	12.19%	$424,005	6.0%	N/A	N/A
Premier Bank	$871,342	12.38%	$422,235	6.0%	$562,980	8.0%
Total Capital (to Risk Weighted Assets)
Consolidated	$991,873	14.04%	$565,339	8.0%	N/A	N/A
Premier Bank	$951,576	13.52%	$562,980	8.0%	$703,725	10.0%

(1) Excludes capital conservation buffer of 2.50% as of December 31, 2023.

Dividend Restrictions - Dividends paid by the Bank to Premier are subject to various regulatory restrictions. In 2024, the Bank paid $60.0 million in dividends to Premier. In 2023, the Bank paid $26.5 million in dividends to Premier and received $29.8 million cash contribution from Premier. The Bank may not pay dividends to Premier in excess of its net profits (as defined by statute) for the last two fiscal years, plus any year to date net profits without the approval of the ODFI. As of December 31, 2024, the Bank could dividend up to an additional $126.1 million to Premier. First Insurance paid $1.0 million in dividends to Premier in 2024 and $43.0 million in dividends in 2023. PFC Risk Management did not pay dividends to Premier in 2024 and 2023. PFC Capital did not pay dividends or receive a cash contribution in 2024 and 2023.

17.
Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Current:
Federal	$17,838	$30,323	$24,698
State and local	843	793	704
Deferred	(408)	(2,934)	(1,306)
	$18,273	$28,182	$24,096

The effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Tax expense at statutory rate (21%)	$18,833	$29,289	$26,519
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	666	627	557
Tax exempt interest income, net of TEFRA	(173)	(484)	(723)
Bank owned life insurance	(1,137)	(1,053)	(829)
Captive insurance	—	(368)	(417)
Sale of First Insurance goodwill	—	1,515	—
Merger costs	527	—	—
Other	(443)	(1,344)	(1,011)
Totals	$18,273	$28,182	$24,096

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Premier’s deferred federal income tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(In Thousands)
Deferred federal income tax assets:
Allowance for credit losses	$15,895	$16,068
Allowance for unfunded commitments	610	905
Interest on nonaccrual loans	963	535
Postretirement benefit costs	443	394
Cash flow hedge derivatives	7,919	7,261
Deferred compensation	2,372	2,069
Individually evaluated loans	71	244
Net unrealized loss on available-for-sale securities	33,913	33,768
Equity securities fair value	—	88
Accrued bonus	1,073	1,132
Lease liability	4,566	2,924
Net operating loss carryforward	170	204
Other	1,572	1,943
Total deferred federal income tax assets	69,567	67,535
Deferred federal income tax liabilities:
Equity securities fair value	8	—
Goodwill	3,148	3,126
Mortgage servicing rights	3,611	3,926
Cash flow hedge derivatives	8	63
Fixed assets	2,823	2,541
Other intangible assets	1,756	2,522
Deferred loan origination fees and costs	2,768	2,607
Prepaid expenses	725	678
Right of use asset	4,426	2,838
Earnout on sale of FIG	337	320
Other	40	228
Total deferred federal income tax liabilities	19,650	18,849
Net deferred federal income tax asset/ (liability)	$49,917	$48,686

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2024.

Retained earnings at December 31, 2024, included approximately $32.1 million for which no tax provision for federal income taxes had been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2024, was approximately $6.7 million.

The total amount of interest and penalties recorded in the income statement was $0 for each of the years ended December 31, 2024, 2023 and 2022. The amount accrued for interest and penalties was $0 at December 31, 2024, 2023 and 2022.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the states of Indiana and West Virginia. The Company is no longer subject to examination by taxing authorities for years before 2021. At December 31, 2024, the Company also operated in the states of Ohio, Pennsylvania and Michigan, which tax financial institutions based on their equity rather than their income.

The Company’s net operating loss of $811,000 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2029. This tax benefit is subject to an annual limitation under Internal Revenue Code Section 382; however, Premier and the Bank expect to utilize the full amount of the benefit.

18.
Employee Benefit Plans

401(k) Plan

Employees of Premier are eligible to participate in the Premier Financial Corp. 401(k) Employee Savings Plan (the “Premier 401(k)”) if they meet certain age and service requirements. Under the Premier 401(k), Premier matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. The Premier 401(k) also provides for a discretionary Premier contribution in addition to the Premier matching contribution. Premier matching contributions totaled $2.4 million, $2.6 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

The executive group life plan covers various employees, including the Company’s named executive officers. Under the terms of the group life plan, the Bank will purchase and own life insurance policies covering the lives of employees selected by the Board of Directors of the Bank as participants. There was $(37,000), $(27,000) and $411,000 of expense/(recovery) recorded for the years ended December 31, 2024, 2023 and 2022, respectively, with a liability of $2.0 million for future benefits recorded at both December 31, 2024 and 2023, respectively.

Deferred Compensation

The deferred compensation plans cover all directors and certain employees that elect to participate. Under the plans, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over a defined time period. The deferred compensation plans have approximately $14.5 million and $10.7 million in assets and liabilities, respectively, as of December 31, 2024, which are matched in terms of investment elections. As of December 31, 2023, the deferred compensation plans had approximately $12.4 million and $9.3 million in assets and liabilities, respectively, which were matched in terms of investment elections. Every year, other noninterest expense reflects the net changes in fair value of the underlying investments in the assets and liabilities. The net expense (income) recorded for the deferred compensation plan for each of the last three years was $201,000, $309,000 and $414,000 in 2024, 2023 and 2022, respectively.

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

Beginning in 2023, directors were able to elect to receive stock in lieu of cash for their director fees. In the twelve months ended December 31, 2024, the Company did not issue any shares or recognize any expense for shares. In the twelve months ended December 31, 2023, the Company recognized $80,000 in expense for 4,114 shares that were issued to directors in lieu of cash fees.

The Company maintains Long-Term Equity Incentive Plans (each, an "LTIP") for select members of management (the "Executive LTIP") and a Key Employee and Commercial Lender Plan (the "Key Plan"). Under the Executive LTIP, participants may earn a percentage of their salary for potential payout in the form of (1) equity awards based on the achievement of certain corporate performance targets over a three-year period and (2) beginning in 2023, restricted stock awards ("RSAs"). The Company granted 82,737 performance stock units ("PSUs") to the participants under the Executive LTIP during 2024, which represents the maximum target award. The value of PSU awards issued in 2022, 2023 and 2024 under the Executive LTIP will be determined individually at the end of each respective 36 month performance period ending December 31. The benefits earned under these PSUs will be paid out in equity in the first quarter following the end of the performance period. The participants will receive all or a portion of the award if their employment is terminated by the Company without cause, by the participant in certain situations, or by death, disability or retirement of the participant. The RSAs issued under the Executive LTIP vest incrementally over three years, being fully vested upon the third anniversary of the grant date. The Company granted 28,702 RSAs under the Executive LTIP in 2024.

The maximum amount of compensation expense that may be earned for the PSUs at December 31, 2024, is approximately $5.7 million in the aggregate. However, the estimated expense that is expected to be earned as of December 31, 2024 is $3.8 million, of which $2.5 million was unrecognized at December 31, 2024, and will be recognized over the remaining performance periods. Total expense was reduced by $503,000 and was recorded for $443,000 for the years ended December 31, 2024 and December 31, 2023, respectively.

Beginning in 2022, under the Key Plan, the participants are granted restricted stock awards ("RSAs") based upon the achievement of certain targets in the prior year. Prior to 2022, restricted stock units ("RSUs") were issued to participants under the same plan. The participants can earn from 5% to 10% of their salary in RSAs or RSUs that vest three years from the date of grant. The Company granted 31,139 and 25,044 in RSAs in the first quarter of 2024 and 2023, respectively, as a payout under the Key Plan.

In 2024, the Company also granted 9,471 discretionary RSAs and 24,768 RSAs to directors that vest over a period of time ranging from one to three years. Compensation expense is recognized over the performance or vesting period. Total expense of $2.1 million and $1.9 million was recorded for the years ended December 31, 2024 and 2023, respectively. Approximately $1.4 million and $1.9 million is included within other liabilities at December 31, 2024 and December 31, 2023, respectively, related to the cash portion of the Company's Short-Term Incentive Plans.

The following table sets forth Premier's performance and restricted stock activity during the year ended December 31, 2024:

	Performance Stock Units		Restricted Stock Units		Restricted Stock Awards
Unvested Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2024	217,562	$28.75	18,625	$29.52	153,779	$25.49
Granted	82,737	19.43	—	—	94,080	19.88
Vested	(23,245)	30.08	(18,625)	29.52	(50,679)	23.68
Forfeited	(57,688)	30.17	—	—	(5,203)	24.10
Unvested at December 31, 2024	219,366	$24.72	—	$—	191,977	$23.26

As of December 31, 2024, 22,175 options to acquire Premier shares were outstanding at option prices based on the market value of the underlying shares on the date the options were granted. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or one year after the retirement date.

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

There were no options granted during the years ended December 31, 2024 and 2023.

Following is stock option activity under the plans during the year ended December 31, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2024	28,175	$23.18
Forfeited or cancelled	—	—
Exercised	(6,000)	17.68
Granted	—	—
Options outstanding, December 31, 2024	22,175	24.67	2.72	$27,920
Exercisable at December 31, 2024	22,175	$24.67	2.72	$27,920

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In Thousands, except per share amounts)
Intrinsic value of options exercised	$54	$12	$29
Cash received from option exercises	106	15	53
Tax benefit realized from option exercises	9	3	6

As of December 31, 2024, there was a de minimus amount of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of one month.

20.
Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, are as follow:

	December 31,
Statements of Financial Condition	2024	2023
	(In Thousands)
Assets
Cash and cash equivalents	$30,757	$15,314
Equity securities	4,037	5,773
Investment in banking subsidiary	1,034,164	1,020,329
Investment in non-bank subsidiaries	15,166	16,053
Other assets	5,032	5,425
Total assets	$1,089,156	$1,062,894
Liabilities and stockholders’ equity:
Subordinated debentures	$85,356	$85,229
Accrued liabilities	1,987	2,038
Stockholders’ equity	1,001,813	975,627
Total liabilities and stockholders’ equity	$1,089,156	$1,062,894

	Years Ended December 31,
Statements of Income	2024	2023	2022
	(In Thousands)
Dividends from subsidiaries	$61,000	$69,500	$58,550
Interest income	495	465	657
Interest expense	(4,591)	(4,531)	(3,327)
Other income	—	—	—
Noninterest expense	(1,149)	(1,261)	(1,391)
Other income (expense)	550	(453)	(551)
Income before income taxes and equity in earnings of subsidiaries	56,305	63,720	53,938
Income tax credit	(986)	(1,214)	(969)
Income before equity in earnings of subsidiaries	57,291	64,934	54,907
Undistributed equity in earnings of subsidiaries	14,113	46,361	47,280
Net income	71,404	111,295	102,187
Other comprehensive income (loss)	(3,099)	19,741	(170,032)
Comprehensive income (loss)	$68,305	$131,036	$(67,845)

	Years Ended December 31,
Statements of Cash Flows	2024	2023	2022
	(In Thousands)
Operating activities:
Net income	$71,404	$111,295	$102,187
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed equity in earnings of subsidiaries	(14,113)	(46,361)	(47,280)
Return of capital from subsidiary	—	6,123	—
Change in other assets and liabilities	275	1,415	156
Net cash provided by operating activities	57,566	72,472	55,063
Investing activities:
Cash distribution to subsidiary	—	(29,750)	—
Sale of equity securities	2,286	1,606	8,714
Purchase of equity securities	—	—	(3,000)
Net cash provided by (used in) investing activities	2,286	(28,144)	5,714
Financing activities:
Repurchase of common stock	—	(11)	(26,870)
Cash dividends paid	(44,409)	(44,267)	(42,795)
Net cash used in financing activities	(44,409)	(44,278)	(69,665)
Net increase (decrease) in cash and cash equivalents	15,443	50	(8,888)
Cash and cash equivalents at beginning of year	15,314	15,264	24,152
Cash and cash equivalents at end of year	$30,757	$15,314	$15,264

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$98,902	$—	$98,902
Mortgage-backed securities	—	164,926	—	164,926
Collateralized mortgage obligations	—	328,743	—	328,743
Asset-backed securities	—	250,900	—	250,900
Corporate bonds	—	65,745	—	65,745
Obligations of states and political subdivisions	—	198,442	—	198,442
US Treasuries	48,910	—	—	48,910
Equity securities	4,037	—	—	4,037
Loans held for sale, at fair value	—	19,408	98,556	117,964
Interest rate swaps	—	2,523	—	2,523
Cash flow / Fair value hedge derivatives	—	353	—	353
Mortgage banking derivatives - asset	—	1,952	—	1,952
Liabilities:			—
Interest rate swaps	—	2,519	—	2,519
Cash flow / Fair value hedge derivatives	—	37,708	—	37,708
ML FV hedge	—	99	—	99

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Assets:
Available for sale securities:
Obligations of U.S. government corporations and agencies	$—	$101,598	$—	$101,598
Mortgage-backed securities	—	156,508	—	156,508
Collateralized mortgage obligations	—	235,767	—	235,767
Asset-backed securities	—	136,980	—	136,980
Corporate bonds	—	62,420	—	62,420
Obligations of states and political subdivisions	—	204,258	—	204,258
US Treasuries	49,177	—	—	49,177
Equity securities	5,773	—	—	5,773
Loans held for sale, at fair value	—	14,397	131,244	145,641
Interest rate swaps	—	2,867	—	2,867
Cash flow / Fair value hedge derivatives	—	299	—	299
Mortgage banking derivatives - asset	—	—	—	—
Liabilities:
Interest rate swaps	—	2,867	—	2,867
Cash flow / Fair value hedge derivatives	—	35,392	—	35,392
Mortgage banking derivatives - liability	—	4,750	—	4,750

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve month periods ended December 31, 2024 and 2023.

	Construction loans held for sale
	Years Ended December 31,
	2024	2023
Balance of recurring Level 3 assets at beginning of period	$131,244	$91,662
Total gains (losses) for the period
Included in change in fair value of loans held for sale	2,454	9,589
Originations	93,122	90,667
Sales	(128,264)	(60,674)
Balance of recurring Level 3 assets at end of period	$98,556	$131,244

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$98,556	Adjusted secondary market pricing	Adjustments	0.00% - 0.456%

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
		(Dollars in Thousands)
Construction loans held for sale	$131,244	Adjusted secondary market pricing	Adjustments	0.00 - 0.098%

The Company has elected the fair value option for residential mortgage and permanent construction loans held for sale. These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policies.

The aggregate fair value of the residential mortgage loans held for sale at December 31, 2024 and 2023 was $19.4 million and $14.4 million, respectively and they had contractual balances of $19.6 million and $14.7 million, respectively. The difference between these two figures is recorded in gains and losses on the sale of loans held for sale. For the twelve months ended December 31, 2024, $34,000 was recorded in the gain on sale of loans held for sale for the change in fair value. For the twelve months ended December 31, 2023, $1.1 million was recorded in the gain on sale of loans held for sale for the change in fair value.

The aggregate fair value of the permanent construction loans held for sale at December 31, 2024 and 2023 was $98.6 million and $131.2 million and they had a contractual balance of $96.4 million and $133.1 million, respectively. The difference between these two figures is recorded in gains and losses on the sale of loans held for sale. For the twelve months ended December 31, 2024, $2.5 million was recorded in the gain on sale of loans held for sale for the change in fair value. For the twelve months ended December 31, 2023, $9.6 million was recorded in the gain on the sale of loans held for sale for the change in fair value.

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial Real Estate	$—	$—	$5,058	$5,058
Commercial	—	—	23,779	23,779

Mortgage servicing rights	—	2,244	—	2,244

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Individually analyzed loans
Commercial Real Estate	$—	$—	$3,425	$3,425
Commercial	—	—	6,164	6,164

Mortgage servicing rights	—	2,744	—	2,744

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)
Individually analyzed Loans- Applies to loan classes with an appraisal valuation	$28,837	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	10-50%	41.27%

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

Individually analyzed loans, which are evaluated using the fair value of the collateral for collateral dependent loans, had a fair value of $28.8 million that includes a valuation allowance of $14.5 million and a fair value of $9.6 million that includes a valuation allowance of $4.3 million at December 31, 2024 and 2023, respectively. A provision expense of $10.2 million, $1.9 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to these loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $2.2 million with a valuation allowance of $63,000 and a fair value of $2.7 million with a valuation allowance of $757,000 at December 31, 2024 and 2023, respectively. A recovery of $710,000, an expense of $69,000, and a recovery of $2.0 million was included in earnings for the years ended December 31, 2024, 2023 and 2022, respectively.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. There was no change in fair value of real estate held for sale for the years ended December 31, 2024, 2023 and 2022.

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

The carrying values and estimated fair values of financial instruments at December 31, 2024 and 2023 were as follows:

		Fair Value Measurements at December 31, 2024
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$121,489	$121,489	$121,489	$—	$—
Federal Home Loan Bank Stock	31,585	N/A	N/A	N/A	N/A
Loans receivable, net	6,400,939	6,086,922	—	—	6,086,922
Accrued interest receivable	35,514	35,514	35,514	—	—

Financial Liabilities:
Deposits	$6,849,799	$6,841,863	$5,478,272	$1,363,591	$—
Advances from Federal Home Loan Bank	507,000	506,218	—	506,218	—
Subordinated debentures	85,356	80,323	—	—	80,323
Advance payments by borrowers	16,145	16,145	16,145	—	—

		Fair Value Measurements at December 31, 2023
		(In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$114,756	$114,756	$114,756	$—	$—
Federal Home Loan Bank Stock	21,760	N/A	N/A	N/A	N/A
Loans receivable, net	6,662,875	6,100,394	—	—	6,100,394
Accrued interest receivable	33,446	33,446	33,446	—	—

Financial Liabilities:
Deposits	$7,143,046	$7,099,593	$5,447,423	$1,652,170	$—
Advances from Federal Home Loan Bank	280,000	279,213	—	279,213	—
Subordinated debentures	85,229	84,231	—	—	84,231
Advance payments by borrowers	23,277	23,277	23,277	—	—

22.
Derivative Financial Instruments

At December 31, 2024, the Company had approximately $22.6 million of interest rate lock commitments and $285 million of forward sales of mortgage backed securities. These commitments are considered derivatives. The Bank had approximately $12.1 million of interest rate lock commitments and $385 million of forward commitments at December 31, 2023.

The fair value of these mortgage banking derivatives is reflected by a derivative asset recorded in other assets or a derivative liability recorded in other liabilities in the Consolidated Statements of Financial Condition. The table below provides data about the carrying values of these derivative instruments (in thousands):

	December 31, 2024			December 31, 2023
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking
Derivatives	$1,952	$—	$1,952	$—	$(4,750)	$4,750

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments. The difference in derivative net carrying value at December 31, 2024 and 2023 represents a fair value adjustment that runs through mortgage banking income.

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$6,702	$(6,099)	$(987)

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $118.8 million and fair value of $2.5 million in other assets and $2.5 million in other liabilities at December 31, 2024. As of December 31, 2023, the Company had interest rate swaps associated with commercial loans with a notional value of $83.7 million and fair value of $2.9 million in other assets and $2.9 million in other liabilities. The difference in fair value of $4,000, $65,000 and $72,000 between the asset and liability represents a credit valuation adjustment that flows through noninterest income as of December 31, 2024, 2023 and 2022, respectively.

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

An interest rate swap with notional amount totaling $250.0 million as of December 31, 2024 was designated as a cash flow hedge to hedge the risk of variability in cash flows (future interest receipts) attributable to changes in the contractually specified benchmark interest rate on the Company’s floating rate loan pool. The Company is receiving a fixed rate of 1.437% and paying one month SOFR. The maturity date of this interest rate swap is May 2031. The gross aggregate fair value of the swap of $37.7 million is recorded in other liabilities in the Consolidated Balance Sheets at December 31, 2024, with changes in fair value recorded net of tax in other comprehensive income (loss). As of December 31, 2023, the gross aggregate fair value of the swap of $34.6 million was recorded in other liabilities in the Consolidated Balance Sheets. The Company expects the hedge to remain highly effective during the remaining terms of the swap.

The table presented below represents data from cash flow hedges:

	Year Ended December 31, 2024
	Amount of Gain (Loss) Recognized in OCI on Derivative	Fair Value on the Interest Rate Swap	Amount of Gain (Loss) Reclassified from OCI into Income
	(In Thousands)

Interest rate swap designated on cash flow hedges	$(3,394)	$(37,708)	$(6,763)

	Year Ended December 31, 2023
	Amount of Gain (Loss) Recognized in OCI on Derivative	Fair Value on the Interest Rate Swap	Amount of Gain (Loss) Reclassified from OCI into Income
	(In Thousands)

Interest rate swap designated on cash flow hedges	$5,755	$(34,575)	$(5,408)

December 31, 2024

Notional amount Cash Flow Hedge	$250,000
Weighted average fixed pay rates	1.437%
Weighted average variable SOFR receive rates	4.568%
Weighted average remaining maturity (in years)	6.4
Fair value	$(37,708)

Three $125.0 million interest rate swaps with a notional amount totaling $375.0 million as of December 31, 2024 were designated as fair value hedges to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the $1.3 billion associated pool of fixed rate mortgages. The gross fair value of the swaps of $100,000 are recorded in other liabilities in the Consolidated Statements of Financial Position at December 31, 2024, with changes in fair value offsetting to the fixed rate mortgage loan pool. There was $800,000 as of December 31, 2023. The Company expects the hedges to remain effective during the remaining terms of the swaps. A summary of the interest rate swaps designated as fair value hedges are presented below (dollars in thousands):

December 31, 2024

Notional amount Fair Value Hedge	$375,000
Weighted average fixed pay rates	4.112%
Weighted average variable SOFR receive rates	4.594%
Weighted average remaining maturity (in years)	1.1
Fair value	$215

An interest rate swap with a notional amount totaling $125.0 million as of December 31, 2024 was also designated as a cash flow hedge to hedge the risk of variability in cash flows attributable to changes in the contractually specified benchmark interest rate on the Company’s short-term fixed rate FHLB advances. The gross aggregate fair value of the swap of $39,000 is recorded in other assets in the Consolidated Statements of Financial Position Balance Sheets at December 31, 2024, with changes recorded net of tax in other comprehensive income (loss). The gross aggregate fair value of the swap was $44,000 as of December 31, 2023. The Company expects the hedge to remain effective during the remaining term of the swap. A summary of the interest rate swap designated as a cash flow hedge is presented below (dollars in thousands):

December 31, 2024

Notional amount Cash Flow Hedge	$125,000
Weighted average fixed pay rates	4.160%
Weighted average variable SOFR receive rates	4.861%
Weighted average remaining maturity (in years)	0.4
Fair value	$39

23.
Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2024	(In Thousands, Except Per Share Amounts)
Interest income	$96,342	$98,470	$100,169	$97,687
Interest expense	46,768	49,245	49,988	45,398
Net interest income	49,574	49,225	50,181	52,289
Provision for credit losses	560	3,173	(475)	632
Provision for unfunded commitments	(693)	(271)	185	(622)
Net interest income after provision for credit losses	49,707	46,323	50,471	52,279
Noninterest income	12,496	12,078	12,574	13,063
Noninterest expense	39,900	38,158	39,125	37,162
Transaction costs	—	50	2,790	2,129
Income before income taxes	22,303	20,193	21,130	26,051
Income taxes	4,514	4,017	4,465	5,277
Net income	$17,789	$16,176	$16,665	$20,774
Earnings per common share:
Basic	$0.50	$0.45	$0.46	$0.58
Diluted	$0.50	$0.45	$0.46	$0.58

	Three Months Ended
	March 31	June 30	September 30	December 31
2023	(In Thousands, Except Per Share Amounts)
Interest income	$84,156	$90,159	$94,897	$96,298
Interest expense	27,870	36,167	40,633	43,747
Net interest income	56,286	53,992	54,264	52,551
Provision for credit losses	3,944	1,410	245	2,143
Provision for unfunded commitments	(238)	(870)	(1,018)	(382)
Net interest income after provision for credit losses	52,580	53,452	55,037	50,790
Noninterest income	12,461	53,346	13,253	11,789
Noninterest expense	42,791	44,495	38,052	37,893
Income before income taxes	22,250	62,303	30,238	24,686
Income taxes	4,103	13,912	5,551	4,616
Net income	$18,147	$48,391	$24,687	$20,070
Earnings per common share:
Basic	$0.51	$1.35	$0.69	$0.56
Diluted	$0.51	$1.35	$0.69	$0.56

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

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2024:
Securities available for sale and transferred securities:
Change in net unrealized (loss) during the period	$(688)	$144	$(544)
Reclassification adjustment for net losses included in net income	—	—	—
Cash flow hedge derivatives:
Change in net unrealized gain during the period	(11,954)	2,510	(9,444)
Reclassification adjustment for net gains included in net income	8,560	(1,797)	6,763
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	187	(39)	148
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	(28)	6	(22)
Total other comprehensive income	$(3,923)	$824	$(3,099)

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2023:
Securities available for sale and transferred securities:
Change in net unrealized (loss) during the period	$19,281	$(4,049)	$15,232
Reclassification adjustment for net losses included in net income	(37)	8	(29)
Cash flow hedge derivatives:
Change in net unrealized gain during the period	(3,626)	762	(2,864)
Reclassification adjustment for net gains included in net income	9,381	(1,970)	7,411
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	11	(2)	9
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	(23)	5	(18)
Total other comprehensive income	$24,987	$(5,246)	$19,741

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(In Thousands)
Year ended December 31, 2022:
Securities available for sale and transferred securities:
Change in net unrealized (loss) during the period	$(174,953)	$36,739	$(138,214)
Reclassification adjustment for net losses included in net income	1	—	1
Cash flow hedge derivatives:
Change in net unrealized gain during the period	(40,494)	8,504	(31,990)
Reclassification adjustment for net gains included in net income	(392)	82	(310)
Defined benefit postretirement medical plan:
Net gain on defined benefit postretirement medical plan realized during the period	599	(126)	473
Reclassification adjustment for net amortization and deferral on defined benefit postretirement medical plan (included in compensation and benefits)	10	(2)	8
Total other comprehensive income	$(215,229)	$45,197	$(170,032)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available For Sale	Cash Flow Hedge Derivative	Post- retirement Benefit	Accumulated Other Comprehensive Income
	(In Thousands)
Balance January 1, 2024	$(127,033)	$(27,079)	$393	$(153,719)
Other comprehensive income before reclassifications	(544)	(9,444)	148	(9,840)
Amounts reclassified from accumulated other comprehensive loss	—	6,763	(22)	6,741
Net other comprehensive income during period	(544)	(2,681)	126	(3,099)
Balance December 31, 2024	$(127,577)	$(29,760)	$519	$(156,818)

Balance January 1, 2023	$(142,236)	$(31,626)	$402	$(173,460)
Other comprehensive income before reclassifications	15,232	(2,864)	9	12,377
Amounts reclassified from accumulated other comprehensive loss	(29)	7,411	(18)	7,364
Net other comprehensive income during period	15,203	4,547	(9)	19,741
Balance December 31, 2023	$(127,033)	$(27,079)	$393	$(153,719)

Balance January 1, 2022	$(4,023)	$674	$(79)	$(3,428)
Other comprehensive income before reclassifications	(138,214)	(31,990)	473	(169,731)
Amounts reclassified from accumulated other comprehensive loss	1	(310)	8	(301)
Net other comprehensive income during period	(138,213)	(32,300)	481	(170,032)
Balance December 31, 2022	$(142,236)	$(31,626)	$402	$(173,460)

25. Business Combinations

On July 26, 2024, PFC and Wesbanco, Inc. (Nasdaq: WSBC) announced the signing of a definitive merger agreement under which PFC will merge into WSBC in a stock-for-stock transaction. Under the terms of the merger agreement, shareholders of PFC will receive 0.80 shares of WSBC common stock for each share of PFC common stock. Premier Bank, a wholly owned subsidiary of PFC, will merge into Wesbanco Bank, Inc., a wholly owned subsidiary of WSBC. Upon closing, PFC shareholders will own approximately 30% of the combined company. All necessary regulatory approvals and the approval of shareholders of both PFC and WSBC have been obtained. The merger is expected to close on or about February 28, 2025 subject to the completion of customary closing conditions.

26. Subsequent Events

In February 2025, the Company terminated each of the interest rate swaps accounted for as cash flow hedges or fair value hedges. The pre-tax amounts recorded in accumulated other comprehensive income for the fair value of the cash flow hedges was reclassified to earnings at the time of the termination.

In February 2025, the Company terminated its line of credit with First Horizon Bank prior to maturity. This line was undrawn at the time of termination.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Premier’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of Premier’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Controls

Premier’s disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Premier have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in Premier’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Premier’s internal control over financial reporting.

Reports on Internal Control over Financial Reporting

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 herein is incorporated herein by reference.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

During the three months ended December 31, 2024, none of Premier’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Premier securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Information Regarding Directors and Executive Officers

Identification of Directors

COMPOSITION OF THE BOARD

Premier’s Board consists of 14 directors and is divided into three classes, with two classes having five members and one class having four members. The directors were elected by class to serve three-year terms. The terms of the three classes expire at successive annual meetings so that the shareholders elect one class of directors at each annual meeting. Each of the directors of Premier is also a director of Premier Bank.

Class II – Directors elected at the 2024 Annual Meeting whose terms would have expired at the 2027 Annual Meeting:	Marty E. Adams Donald P. Hileman Nikki R. Lanier Gary M. Small Samuel S. Strausbaugh
Class III – Directors whose terms would have expired at the 2025 Annual Meeting:	Zahid Afzal Louis M. Altman Terri A. Bettinger John L. Bookmyer
Class I – Directors whose terms would have expired at the 2026 Annual Meeting:	Lee Burdman Jean A. Hubbard Charles D. Niehaus Mark A. Robison Richard J. Schiraldi

Directors Elected at the 2024 Annual Meeting whose terms would have expired at the 2027 Annual Meeting:
Marty E. Adams Director Since: 2020 Age: 72 Committees: Compensation (Chair) Governance & Nominating Executive

Since 2008, Mr. Adams has been the President of Marty Adams Consulting, LLC, where he serves as both an advisor to banks and their boards of directors and to private equity firms pertaining to bank equity investments. He is also the managing member of Strategic Value Bank Partners, LLC since 2015. Mr. Adams is presently a Director of First National Bank of America, East Lansing, Michigan (2016), and of FineMark Holdings, Inc. and FineMark National Bank & Trust, Fort Myers, Florida (October 2021) and of American Savings Bank, Honolulu, HI. He served as the interim chief executive officer of PVF Capital Corp. and Park View Federal Savings Bank, Solon, Ohio, and as president and chief operating officer of Huntington Bancshares Inc. following Huntington’s acquisition of Sky Financial Group, Inc. from July 2007 until December 2007. Mr. Adams was previously the chairman and chief executive officer of Sky Financial Group and Sky Bank. Mr. Adams served on the boards of United Community Financial Corp. and Home Savings Bank from February 2013 through January 2020.

Mr. Adams’ skills and qualifications that he has developed through more than 45 years of experience in the banking and financial services industries, as well as his service in significant public company leadership positions, enable him to contribute technical knowledge to the Board in nearly all operational areas of banking.

Donald P. Hileman Executive Chair Director Since: 2013 Age: 72 Committees:

Mr. Hileman is the Executive Chairman of Premier and Premier Bank since April 1, 2021. He previously served as the CEO of Premier from January 2014 through March 2021; CEO of Premier Bank from January 2015 through March 2021; President of Premier from January 2014 through January 2020; President of Premier Bank from 2015 to March 2019; Executive Vice President and Chief Financial Officer of Premier and Premier Bank from 2009 through 2013; Interim Chief Financial Officer from October 2008 to March 2009; and CEO of First Insurance Group of the

Executive (Chair) Risk Technology

Midwest from 2007 until April 1, 2021. He has worked in the financial services industry for more than 40 years. Mr. Hileman is also a Trustee of Defiance College.

Mr. Hileman brings valuable experience and expertise to the Board from his work within financial institutions, as well as his knowledge and familiarity with Premier and its subsidiaries.

Mr. Hileman also serves on the Trust Committee of Premier Bank.

Nikki R. Lanier Director Since: 2022 Age: 54 Committees: Compensation Risk

Ms. Lanier is the founder and Chief Executive Officer of Harper Slade, a racial equality advisory firm that began operations January 1, 2022. Prior to forming Harper Slade, she was the Senior Vice President and Site General Manager of the Federal Reserve Bank of St. Louis (Louisville, Kentucky Branch) from October 2014 through December 2021. Ms. Lanier is an adjunct MBA professor at the University of Louisville College of Business and a member of its Board of Advisors. She also serves as chair of the board of One West, a Louisville based community development corporation, and as secretary and audit committee chair of the Louisville Regional Airport Authority board.

With a background as a labor and employment attorney, Ms. Lanier brings valuable experience and expertise to the Board regarding diversity, equity and inclusion considerations and human capital matters. Her experience in a variety of industries including banking, manufacturing, education and healthcare, both in the public and private sectors, is expected to provide additional beneficial perspective to the Board.

Gary M. Small Director Since: 2020 Age: 64 Committees: Executive Risk

Mr. Small is the CEO and President of Premier and Premier Bank (since April 2021) and President of Premier and Premier Bank (since February 2020). He has served on the Board of Directors and as the CEO of First Insurance Group since February 2020 and continues in that role following the sale of substantially all the assets of First Insurance Group in June 2023. Mr. Small was the President, Chief Executive Officer and a director of UCFC and Home Savings from March 2014 through January 2020. He previously held executive leadership roles in other financial institutions including as the Senior Executive Vice President and Chief Banking Officer for S&T Bank; Senior Vice President of Customer Operations and Chief Operating Officer for Jackson Hewitt Tax Services; Executive Vice President and Regional Banking Group President for Huntington National Bank; Executive Vice President and Head of Regional Banking for Sky Financial Group; and over 20 years in a number of senior operating and financial roles with National City Corporation and its predecessor Merchants National Corporation, including four years as Executive Vice President and Retail Network Executive with responsibility for over 200 branch locations across the Midwest.

With over 35 years of banking and finance experience, Mr. Small provides the Board with invaluable knowledge regarding financial institutions.

Mr. Small also serves on the Trust Committee of Premier Bank.

Samuel S. Strausbaugh Director Since: 2006 Age: 61 Committees: Audit (Chair) Executive Executive

Mr. Strausbaugh is President of Elpis Opportunity Fund L.P., a Private Equity Investment Fund based in Indianapolis, IN, since October 2020. He served as President and CEO of Vrsus Assets, LLC, a digital case management platform firm for plaintiff attorneys, from June 2018 through October 2020. Mr. Strausbaugh has also served as the president or chief executive officer of several other business entities in the past. He presently serves as director of Keller Logistics, a logistics and trucking firm in Defiance, Ohio, since 2018.

Mr. Strausbaugh has important tactical and strategic skills that he has developed in management and executive positions with his prior employers. His experience with a growing company helps to inform the Board of Directors when considering future business opportunities.

Directors Whose Terms Would Have Expired at the 2025 Annual Meeting:
Zahid Afzal Director Since: 2020 Age: 62 Committees: Risk Technology

Mr. Afzal is a member of the Board of Directors of Buckeye Insurance Group, Piqua, Ohio since December 2019and serves as the Chair of Compensation Committee of this Board. Mr. Afzal also serves on the Board of Directors of Axiom Bank, Orlando, FL. He previously served as the Chief Operating Officer at Home Savings Bank from March 2018 to January 2020. Prior to joining Home Savings, Mr. Afzal served as executive vice president, Chief Technology and Operations Executive at Capital Bank in Raleigh, North Carolina from 2013 to November 2017. From March 2006 until February 2013, he was the Senior Executive Vice President, Chief Information Officer and Chief Operating Officer of Huntington National Bank. He also served in various management and leadership positions for Bank of America and Citicorp. Mr. Afzal has served on several boards of directors, including those of Bancsource (April 2015 to June 2021), RoamHR (June 2019 to December 2021), Bitglass (January 2012 to November 2021), Banksight, Bowling Green State University College of Business Board of Advisors (August 2006 to August 2013), Ohio Foundation of Independent Colleges, and Groundwork Group.

Mr. Afzal has expertise that will contribute to the Board, including banking, technology, operations, and marketing experience.

Mr. Afzal also serves on the Trust Committee of Premier Bank.

Louis M. Altman Director Since: 2020 Age: 56 Committees: Audit Governance & Nominating

Mr. Altman is a co-managing partner of the Altman Company, a full service real estate development firm for commercial, multi-family, office, medical and hotel properties located in multiple states. He has over 30 years of experience in managing, developing and financing commercial real estate ventures. Mr. Altman served as the chairman of Premier Bank and Trust from 2015 until the bank’s sale to Home Savings Bank in 2017 and as a director of Ohio Legacy Corp. from February 2010 to January 2018. He also previously served on the board of directors of Sky Bank. Mr. Altman served on the boards of United Community Financial Corp. and Home Savings Bank from February 2017 through January 2020. Since April 2020, Mr. Altman also serves on the board of the Akron Children’s Hospital Foundation. The attributes, skills and qualifications developed by Mr. Altman through his role as a director of financial institutions over the past 15 years and his broad experience in real estate development benefit the Board in his unique insight in the areas of financing, property management, acquisition, business development and leadership.

Mr. Altman also serves on the Trust Committee of Premier Bank.

Terri A. Bettinger Director Since: 2018 Age: 57 Committees: Compensation Risk Technology

Ms. Bettinger is the Deputy Director and Chief Information Officer for the Ohio Department of Aging since May 2019 and sits on Ohio’s Technology First Taskforce. She is also the president and owner of VCIO Services, LLC, an executive consulting company in Columbus, Ohio since June of 2017. Ms. Bettinger served as the Chief Information Officer of Franklin County Data Center in Columbus, Ohio from February 2015 to October 2017. She also led North America Fund Services Technology for the Global Financial Services Group at Citigroup Inc. from April 2009 to February 2015. Ms. Bettinger presently serves and as an executive advisory board member for Ohio Women in Technology.

Ms. Bettinger spent 20 years in the banking and financial services industry, and her successful career in the delivery of valuable technology solutions provides beneficial knowledge to the Board in the areas of technological cybersecurity and technology growth and innovation.

John L. Bookmyer Director Since: 2005 Age: 60

Mr. Bookmyer is the Chief Executive Officer of Pain Management Group located in Findlay, Ohio since January 2009. He also served as the Chief Operating Officer of Blanchard Valley Health System in Findlay, Ohio, from August 1995 until December 2008.

Committees: Audit Compensation Executive Governance & Nominating

Mr. Bookmyer is an inactive Certified Public Accountant in Ohio and has extensive experience in oversight, leadership and financial matters from his roles at all entities. He is also very familiar with the needs of the region through his interactions with community hospitals and businesses.

Directors Whose Terms Would Have Expired at the 2026 Annual Meeting:
Lee Burdman Director Since: 2020 Age: 61 Committees: Compensation Risk

Mr. Burdman is Co-Founder and Managing Partner of Redstone Investments, a development, management and acquisitions company focused on shopping center development, headquartered in Youngstown, OH since 1991. He also serves on the board of directors of SIMCO Management Corp., a residential apartment management firm operating in northeast Ohio and northwest Pennsylvania, since 2003.

He served on the boards of United Community Financial Corp. and Home Savings Bank from April 2011 through January 2020.

Mr. Burdman contributes to the Board through his more than 30 years of experience and expertise in owning, managing and developing real estate, commercial real estate lending, financial literacy and executive management.

Jean A. Hubbard Director Since: 2008 Age: 66 Committees: Compensation Governance & Nominating

Ms. Hubbard served as the Corporate Treasurer and Business Manager of The Hubbard Company, a printing and office supply company located in Defiance, Ohio, from 2003 through May 20, 2022. She previously held various positions in the financial industry.

Ms. Hubbard offers financial and business expertise through her work as corporate treasurer. Ms. Hubbard also provides the Board with insight regarding employee and human resource issues from her experience at Rurban Financial Corp. Ms. Hubbard also serves as Chair of the Trust Committee of Premier Bank.

Charles D. Niehaus Director Since: 2014 Age: 65 Committees: Risk (Chair) Governance & Nominating

Mr. Niehaus is the managing partner of Niehaus.Law, Ltd., Attorneys at Law, in Toledo, Ohio, since 2007. Mr. Niehaus has provided legal representation to corporate and business clients for over 35 years on a wide range of business issues including the representation of financial institutions in formation, acquisitions, bank litigation, shareholder matters and regulatory compliance. He brings extensive experience in the legal and financial services areas and provides valuable guidance and insight with respect to strategy and compliance.

Mr. Niehaus also serves on the Trust Committee of Premier Bank.

Mark A. Robison Director Since: 2018 Age: 60 Committees: Audit Compensation

Mr. Robison is President of Brotherhood Mutual Insurance Company headquartered in Fort Wayne, Indiana, since 2007 and Chairman of the Board of Brotherhood Mutual since 2009. Prior to his promotion to President of Brotherhood Mutual Insurance Company, Mr. Robison served in various positions at Brotherhood Mutual since 1994, including as Vice President of Finance.

As a successful leader of a national company, Mr. Robison adds valuable leadership experience to the Board.

Richard J. Schiraldi Vice Chair and Lead Independent Director Director Since: 2020

Mr. Schiraldi is retired from Cohen & Company CPAs as a CPA/JD after 36 years of servicing closely held businesses and entrepreneurs on a wide variety of business and tax issues. He also serves as director of the Youngstown State University Foundation since 2010. He has served as Vice Chair of Premier since February 2020.

Mr. Schiraldi was the Chairman of the Board of Directors of United Community Financial Corp. and Home Savings Bank from 2011 through January 2020 and served on both of these Boards as director beginning in 2002.

Age: 70 Committees: Governance & Nominating (Chair) Audit Executive

Mr. Schiraldi’s skills and qualifications developed by Mr. Schiraldi throughout his years as a CPA, as well as his experience as the owner and manager of privately held businesses and director of numerous not-for-profit entities enable him to contribute significant insight to the Board in the areas of strategic planning, tax, accounting and financial, local community affairs and leadership.

Identification of Executive Officers

The following individuals, in addition to Mr. Hileman and Mr. Small whose information is set forth above, serve as the current executive officers of Premier.

Kathy Bushway Senior Vice President, Chief Marketing Officer (since June 2020) Age: 65

Kathy Bushway joined Premier as part of the United Community Financial Corp. (Home Savings Bank) merger in 2020. She leads a team of professionals in brand management, marketing, product management, digital banking, and analytics. Prior to her current role, she was Director of Marketing for Home Savings Bank from September 2016 until June 2020. Ms. Bushway served as Senior Vice President, Marketing & Communications Director and various other positions with Huntington National Bank (formerly FirstMerit Corporation) from September 2004 to September 2016. She has also held various marketing roles at Society (Key) Bank, Bank One (Chase) and a publishing company.

Varun Chandhok Executive Vice President, Chief Information Officer and Operations Officer (since October 2021) Age: 53

Prior to his current role, Mr. Chandhok was Chief Information Officer from March 2021 through October 2021. Prior to joining Premier, Mr. Chandhok served as Chief Information Officer – Corporate, Risk Regulatory and Finance from October 2019 to March 2021 and as Chief Information Officer – Corporate and Chief Architect from February 2014 to October 2019 of M&T Bank.

Sharon L. Davis Executive Vice President, Chief Human Resources Officer (since January 2020) Age: 43

Prior to her current role, Ms. Davis was Director of Human Resources of Premier and Premier Bank from November 2015 to January 2020. Prior to joining Premier, Ms. Davis was Senior Vice President and Human Resources Director at First Community Bank from October 2007 to November 2015. Prior to that, she served as an Assistant Vice President, Senior Human Resources Business Partner for BBVA Compass.

Jason L. Gendics Executive Vice President, Retail and Business Banking (since January 2020) Age: 54

Prior to his current role, Mr. Gendics was Executive Vice President, Head of Consumer and Business Banking for Home Savings Bank from May 2019 until its merger with Premier Bank in January 2020. Prior to that time, Mr. Gendics was Senior Vice President, Home Lending Region Manager for Huntington Bank from 2016 to April 2019.

John Houpt Executive Vice President, Chief Credit Officer (since May 2023) Age: 53	Mr. Houpt joined Premier Bank in 2022 as Deputy Chief Credit Officer. Prior to joining Premier Bank, he was Market Credit Leader for the Ohio commercial banking group of Wells Fargo Bank since 2011.

Rick L. Hull Executive Vice President, Head of Commercial Banking (since April 2023) Age: 72

Prior to his current role, Mr. Hull was employed by Premier Bank as an Executive Vice President and Market President from 2020 until March 2023. He previously was employed at Home Savings Bank as an Executive Vice President and Market President form 2017-to 2020.

Shannon M. Kuhl Executive Vice President, Chief Legal Officer (since March 2021) Age: 54

Prior to her current role, Ms. Kuhl was a member of Frost Brown Todd LLC, a law firm, from May 2019 through February 2021. Previously, Ms. Kuhl was with First Financial Bancorp and First Financial Bank, Cincinnati, Ohio, where she served in various positions since 2006, including Chief Risk Officer from November 2017 until November 2018, Chief Legal Officer from October 2013 until April 2018, and Chief Compliance Officer from September 2016 until November 2017.

Paul D. Nungester Executive Vice President and Chief Financial Officer (since April 2019) Age: 51

Prior to his current role, Mr. Nungester was Executive Vice President, Director of Finance and Accounting from July 2018 to April 2019. Prior to joining Premier, Mr. Nungester worked at Welltower Inc., a real estate investment trust, where he served in various positions since 2001: Senior Vice President and Controller from January 2012 to May 2018; Vice President and Controller from March 2006 to January 2012; and Controller from September 2002 to March 2006.

Dennis E. Rose, Jr. Executive Vice President and Chief Strategy Officer (since October 2021) Age: 56

Prior to his current role, Mr. Rose served as Chief Operations Officer from January 2020 through October 2021, Director of Strategy Management from January 2017 to January 2020, Executive Vice President, Head of Business Banking from October 2013 to December 2016, and Executive Vice President, Chief Operations Officer from 2001 to 2013. Mr. Rose joined Premier Bank in 1996 and served as Corporate Controller until 2001.

Jennifer Scroggs Senior Vice President, Wealth Management Director (since January 2020) Age: 47

Prior to her current role, Ms. Scroggs served as the Senior Vice President, Director of Trust and Chief Trust Fiduciary Officer from January 2020 through June 2021 for Premier Bank. Ms. Scroggs joined Premier Bank in January 2017 as Vice President, Senior Trust Fiduciary Officer. Prior to joining Premier Bank, Ms. Scroggs served as a Trust Officer and Vice President, Senior Trust Officer for Fifth Third Bank from 2006 to 2017.

Tina M. Shaver Executive Vice President, Chief Risk Officer (since November 2020) Age: 57

Prior to joining Premier, Ms. Shaver served as Senior Director and Deputy Chief Compliance & Ethics Officer of Treliant, LLC in Washington D.C., where she provided consultative guidance to financial institutions on enterprise risk matters from September 2016 to October 2020. Prior to that, she served as Senior Vice President & Chief Compliance Officer of FirstMerit Bank, N.A. in Akron, Ohio, from October 2004 to August 2016.

(b)
Delinquent Section 16(a)Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and to provide us with a copy of such form. Based on our review of the copies of such forms we received, we believe that our executive officers and directors complied with all Section 16 filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2024., except Varun Chandhok had one late Form 4 reporting one transaction.

(c)
Code of Ethics.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (“Code”) meeting the requirements of Item 406 of Regulation S-K. More information about our corporate governance programs is available on our website at www.premierfincorp.com under the link “Governance Documents,” where you can a copy of the Code.

(d)
Procedures for Shareholders to Recommend Director Nominees.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

(e)
Audit Committee Information.

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Samuel S. Strausbaugh, Chair, Louis M. Altman, John L. Bookmyer, Mark A. Robison and Richard J. Schiraldi. Nasdaq rules and our Audit Committee charter require that our Audit Committee be comprised entirely of independent directors. The Audit Committee’s Charter is evaluated annually to ensure compliance with SEC rules and regulations and Nasdaq listing standards and was last reviewed on January 22, 2024. A copy of the Audit Committee’s Charter is available at www.premierfincorp.com under the link “Governance Documents.” The committee is responsible for, among other things: the appointment of our independent registered public accounting firm; review of the external audit plan and the results of the auditing engagement; the appointment of our internal audit firm; review of the internal audit plan and results of the internal audits; review of the effectiveness of our system of internal control, including review of the process used by management to evaluate the effectiveness of the system of internal control; and oversight of our accounting and financial reporting practices.

At least once per year, our Audit Committee meets privately with each of our independent registered public accounting firm, management and our internal auditors.

The Board has determined that Directors Bookmyer, Robison, Schiraldi, and Strausbaugh each have the attributes listed in the definition of “audit committee financial expert” set forth in Item 407(d)(5)(ii) of Regulation S-K and in the Nasdaq listing rules. The Board has further determined that all members of the Audit Committee are “independent” for purposes of Nasdaq listing rules and meet Nasdaq standards for financial sophistication.

(f)
Information About Insider Trading Policies and Procedures.

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of The Nasdaq Stock Market LLC. Our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) provides a detailed description of our executive compensation philosophy and programs, the compensation decisions the Compensation Committee (the “Committee”) has made under those programs, and the factors considered in making those decisions. This CD&A focuses on the compensation of our named executive officers (“NEOs”), as identified in the Summary Compensation Table below.

2024 Performance Summary

Our goal is to continue to be a high-performing community-focused financial institution, meeting or exceeding the 75th percentile of our peers in key financial measures. Compensation is a key component of attracting talent to our organization that will enable us to reach this goal.

As of December 31, 2024, the Company had assets of approximately $8.6 billion. Highlights from fiscal 2024 include:

•
Average interest-earning assets growth of approximately $79.6 million or 1.0%;
•
Average deposits, excluding brokered deposits, growth of approximately $162.4 million or 2.4%;
•
Equity growth of $26.2 million or 2.7%; and
•
Announced strategic merger with Wesbanco, Inc.

Our performance was driven by three-year average return on assets of 1.14%, and our successful execution of our organic growth strategy. By emphasizing growth opportunities in our metro markets, our three-year compounded average growth rate in total assets was 5%.

Compensation Philosophy and Objectives

The Board believes the most effective executive compensation program is one that rewards the achievement of specific annual, long-term, and strategic goals that are established in conjunction with strategic planning initiatives and the long-term objective of maximizing shareholder value. The Board believes that a significant amount of executive compensation should be performance-based because it aligns with shareholder interests, enables the attraction and retention of executive talent, balances risk with rewards, and supports the long-term performance goals of the Company. We have created opportunities for the NEOs, other Section 16 officers, and certain other employees to earn short-term and long-term incentive compensation in the form of cash and equity in the Company based on the level of achievement of performance goals that the Committee establishes each year.

The Committee evaluates our executive compensation program to ensure that it is sufficiently competitive to enable us to attract and retain qualified employees in key positions. Total compensation commensurate with a range around mid-point compensation paid to similarly situated executives of peer companies, both overall and by component, is generally what the Committee considers competitive. The Committee considers multiple factors such as experience, leadership ability, and breadth of responsibility in setting or adjusting compensation on an individual basis.

The Board encourages ownership of PFC shares by executive management in order to align the Company’s compensation philosophy with the interests of shareholders, which is why a significant part of each NEO’s compensation package is paid in equity, particularly associated with the Long Term Incentive Plan.

Executive Compensation Program Practices and Risk Management Perspectives

The Committee believes the Company has designed its executive compensation program and implemented several compensation practices to balance and control unnecessary or excessive risk-taking and encourage sound management of the Company.

✓	Mix of compensation elements (short- and long-term, fixed and variable) with a significant percentage of total compensation based on performance	✓	Compensation Committee retains management, oversight, and discretion on short-term and long-term incentive plan payouts, including the ability to reduce or eliminate any plan or payout
✓	Executive short-term and long-term incentive plan corporate performance certified by Committee	✓	Incentive plans require minimum threshold performance for corporate components with payouts capped at 150% of target
✓	Performance metrics positioned to encourage performance relative to budget and strategic initiatives	✓	Multi-year vesting on long-term awards with awards payable in Company shares
✓	Compensation Committee comprised of only independent directors	✓	Share Ownership Guidelines for executive officers and nonemployee directors
✓	Engagement of independent compensation consultant	✓	Periodic risk assessment of incentive plans
✓	Clawback policy	✓	Anti-hedging and pledging policy
✓	Double trigger change in control agreements and equity award agreements	✓	Employment and severance/change in controls with strong protective covenants concerning non-solicitation and confidentiality

Risk Review and Assessment

In 2022, Pearl Meyer & Partners, LLC (“Pearl Meyer”) was engaged to conduct a risk assessment of all incentive compensation plans, including the short-term incentive plan and the long-term incentive plan as well as line-of-business incentive plans. Pearl Meyer reviewed each plan for design and governance considerations and determined they do not encourage excessive risk-taking.

Compensation Decision Making

Role of the Compensation Committee in Compensation Decisions - The Compensation Committee makes all compensation-related decisions for the Company’s Section 16 officers, including the NEOs. The Committee’s responsibilities include:

•
Assessing the adequacy and suitability of the compensation for the Company’s Section 16 officers in consideration of the Company’s goals and performance, the competitive hiring market, and sound corporate governance practices;
•
Setting individual-specific compensation for the CEO, NEOs, and other Section 16 officers;
•
Considering and approving the overall design of the Company’s executive officer compensation program, compensation components, and compensation–related policies and governance;
•
Defining potential payments to Section 16 officers in various termination scenarios and in connection with a change in control;
•
Overseeing the evaluation of all Section 16 officers and establishing the CEOs annual goals and objectives;
•
Identifying the members of the Company’s peer group for compensation purposes;
•
Periodically reviewing the Company’s incentive compensation practices in consideration of the Company's risk management objectives and the relationship between compensation and risk; and
•
Assessing the adequacy and suitability of the director compensation program and recommending changes to the full Board for approval.

In performing its duties, the Committee considers peer group and industry related information concerning compensation programs and practices, the advice of expert compensation consultants, and management prepared reports and recommendations. The most recent full-scope competitive market analysis of the Company’s executive compensation program was prepared by Pearl Meyer at the direction of the Committee in 2023 to ensure the compensation program was properly aligned with the Company’s compensation philosophy and appropriate for the size and activities of the Company.

Role of Management in Compensation Decisions - The CEO and other members of management assist the Compensation Committee in its responsibilities and regularly attend Committee meetings though they do not attend or participate in any discussions relating to their individual compensation or evaluations. This assistance includes:

•
Providing recommendations with respect to compensation programs and practices;
•
Providing financial and performance data to the Committee and making recommendation concerning performance measures and goals; and
•
CEO provided evaluations of and recommendations concerning the compensation for the Section 16 officers.

Role of the Compensation Consultant - The Compensation Committee has the authority to engage a compensation consultant or other advisors to provide information and recommendations to the Committee. Since 2020, the Committee has engaged Pearl Meyer to assist in identifying the Company’s compensation peer group, provide peer and industry executive compensation related data, identify peer and industry compensation trends, and provide other services as requested. The engagement of Pearl Meyer is assessed annually and the firm was again retained in 2023 for these purposes with respect to 2024. Pearl Meyer reports directly to the Compensation Committee and serves at the discretion of the Committee. The Committee has the sole authority to appoint, compensate and oversee Pearl Meyer, including responsibility for evaluating Pearl Meyer’s independence and establishing its fees and retention terms. In retaining Pearl Meyer for 2024, the Committee assessed Pearl Meyer’s independence pursuant to the applicable rules of the SEC and Nasdaq and determined that Pearl Meyer’s services for the Compensation Committee did not raise any conflict of interest that would impair Pearl Meyer’s independence.

Peer Group - A peer group is identified by the Compensation Committee each year with the assistance and recommendation of Pearl Meyer. The compensation practices of the peer group are reviewed to assist in evaluating the appropriateness of the compensation of our NEOs and Section 16 officers, and to evaluate the relative performance measures for the long-term incentive compensation payable under the Company’s Long-Term Incentive Program. The 2024 peer group consists of 18financial institutions that are similar in size and general business model to the Company, and that are located in the Midwest. There are no changes in the 2024 peer group compared to 2023. The 2024 peer group consists of the following financial institutions:

• 1st Source Corporation., IN (SRCE)	• Midland States Bancorp, Inc., IL (MSBI)
• City Holding Company., WV (CHCO)	• MidWestOne Financial Group, Inc. IA (MOFG)
• Enterprise Financial Services Corp., MO (EFSC)	• Northwest Bancshares, Inc., OH (NWBI)
• First Busey Corporation., Chicago, IL (BUSE)	• Park National Corporation., OH (PRK)

• First Commonwealth Financial Corp., PA (FCF)	• Peoples Bancorp Inc., OH (PEBO)
• German American Bancorp, Inc., IN (GABC)	• QCR Holdings, Inc., IL (QCRH)
• Great Southern Bancorp, Inc., MO (GSBC)	• Republic Bancorp, Inc., KY (RBCA.A)
• Horizon Bancorp, Inc., IN (HBNC)	• S & T Bancorp, Inc., PA (STBA)
• Lakeland Financial Corporation., IN (LKFN)	• Univest Financial Corporation., PA (UVSP)

Advisory Vote on Executive Compensation - At both our 2024 and 2023 annual meetings, our shareholders approved our executive compensation with more than 93% and 94%, respectively, of the votes cast being cast in favor, indicating that shareholders strongly support our executive compensation program. The Compensation Committee viewed the results of this advisory vote as an indication that our shareholders generally support our executive compensation program. While important, the vote was only one of several factors influencing our executive compensation decisions for the 2024 fiscal year. The Committee will continue to monitor shareholder approval levels going forward. At our 2019 annual meeting, our shareholders approved holding annual votes on our executive compensation.

Shareholder Engagement - The feedback provided by our shareholders through the advisory vote, in addition to investor feedback we receive through the Company’s shareholder engagement throughout the year, provides invaluable information to the Board and the Committee. Because of the value that we place on investor feedback, the Company strives to maintain open communication with its shareholders, including through participation at investor conferences.

Executive Compensation Components

The Compensation Committee has designed the compensation packages to its executive officers to reward and encourage performance supporting both the long-term and short-term goals of the Company. The principal components of compensation for our NEOs in 2024 are described below.

Base Salary - We provide our NEOs and other employees with a base salary to compensate them for services rendered during the fiscal year. The base salary for each of the NEOs is generally determined at the beginning of the year. Base salaries for NEOs other than the CEO are determined based upon recommendations made by the CEO.

Short-Term Cash Incentive Compensation - Short-term incentive compensation to the NEOs and other executive officers is administered under a short-term incentive plan (the “Short-Term Incentive Plan”). Under the Short-Term Incentive Plan, the Committee approves target awards for executive officers based on a percentage of the officer’s base salary. The target award is further delineated with a portion attributable to the satisfaction of certain corporate performance goals and a portion attributable to the individual’s personal performance goals.

For the corporate component, the Committee establishes a threshold, target and maximum payout based upon the level of achievement of respective performance goals. If the threshold performance level is not achieved, the payout percentage for that component of the award is zero. If the performance level for a component is between threshold and target, or between the target and maximum, the payout percentage is prorated based upon linear interpolation. The individual performance goals are established in consideration of the Board’s and management’s expectations for the year and weighted for each officer based on the officer’s role within the Company.

The performance period considered for purposes of determining short-term incentive compensation begins on January 1 and ends on December 31 of the same year. At the end of the performance period, the Compensation Committee determines the level of achievement of the corporate performance goals. The Committee also evaluates and determines the level of attainment by the CEO of the CEO’s individual performance goals, and reviews the annual assessment of the other NEOs and other Section 16 officers completed by the CEO. The Committee approves the actual short-term incentive awards payable to the CEO, other NEOs, and other Section 16 officers based on these assessments and the level of attainment of the corporate performance goals. Short-term incentive awards are payable in cash following the end of the performance period.

Long-Term Equity Incentive Compensation - The Committee may also grant long-term incentive compensation awards under the Long Term Incentive Program to its executive officers, including the NEOs. In 2024, awards under the Long Term Incentive Program were issued in the form of performance share units and restricted stock under the Company’s Amended and Restated 2018 Equity Incentive Plan.

Performance Share Units (“PSUs”) - A PSU award is designed to align an individual’s compensation with the long-term success of the Company based upon the achievement of certain performance measures at the end of the performance period. The performance period and performance measures are both identified at the time of grant. The performance period for PSU awards is three years beginning on January 1 of the year of grant through December 31 at the close of the three-year performance period. A “target” award is identified at the time of grant determined as a percentage of the executive’s base salary translated into PSUs based upon the Company’s average stock price for the twenty (20) trading days prior to the effective date of the grant.

The Committee establishes a threshold, target and maximum payout based upon the level of achievement of respective performance goals. If the threshold performance level is not achieved, the payout percentage for that component of the award is zero. If the performance level for a component is between threshold and target, or between the target and maximum, the payout percentage is prorated based upon linear interpolation.

If the performance measures identified in the grant are satisfied, the PSU award will vest and be converted to shares of common stock of the Company based on the level of performance achieved. The actual number of common shares that the executive earns at the end of the performance period will be determined by the Committee based on the level of achievement of the performance measures and the executive’s average base salary over the performance period. All determinations of whether the performance measures have been achieved, any adjustments attributed to changes in average base salary, the actual award earned by the executive, and all other matters related to a PSU award will be made by the Committee in its sole discretion.

In addition to the issuance of common shares to the executive upon certification of performance by the Committee, the executive receives dividend equivalents equal to the dividends on the common shares underlying the PSUs, if any, paid by the Company prior to the date the Committee determines the performance measure level of attainment.

Restricted Stock Awards (“RSAs”) - The Committee also uses non-performance based long-term equity incentive compensation in the form of RSAs as another method to align the individual’s interests with the long-term performance of the Company and increase employee ownership of shares. RSAs are frequently considered for the purpose of attracting and retaining talented personnel. There are no performance based measures associated with an RSA. RSAs are issued as current shares of PFC when granted but are subject to possible forfeiture and certain restrictions such as non-transferability, until they vest according to the stated schedule. Premier allows holders of RSAs to vote the shares and to receive dividends, if and when paid, on the shares prior to vesting. RSAs issued by the Company vest after defined periods of time equal to at least one year following the date of grant, and may cliff vest or vest in portions over stated periods.

Retirement Benefits - All of our employees, including the NEOs, are eligible to participate in the Premier Financial Corp 401(k) Employee Savings Plan (the “401(k) Savings Plan”). The 401(k) Savings Plan is a tax-qualified retirement savings plan pursuant to which all employees are able to contribute up to the limit prescribed by the Internal Revenue Service to the 401(k) Savings Plan on a before-tax basis. We maintain a safe harbor plan that matches 100% of the first 3% of pay that is contributed to the 401(k) Savings Plan plus 50% of the salary deferrals between 3% and 5% of compensation. All employee and Company contributions to the 401(k) Savings Plan are fully vested upon contribution.

In addition, the NEOs and other executives are eligible to participate in the Premier Financial Corp. Deferred Compensation Plan (the “Premier DCP”), which allows the deferral of up to 80% of a participant’s salary and up to 100% of short-term incentive compensation. A group of senior officers, including the NEOs, also are eligible to receive a restoration benefit under the Premier DCP which provides for matching contributions in excess of the 401(k) Savings Plan caps. Investment options within the Premier DCP do not provide any guaranteed or enhanced investment returns. The Premier DCP is discussed in further detail below under the heading “Nonqualified Deferred Compensation,”.

Employee Share Purchase Plan - All of our employees, including the NEOs, were eligible to participate in the Premier Financial Corp. Employee Share Purchase Plan (the “ESPP”) in 2024. The ESPP is a means for all employees to purchase PFC shares at the current market price at the time of purchase through regular payroll deductions. We contribute an amount equal to 15% of each of the participating employee’s actual payroll deductions up to $150 per month. The employee specifies the amount to be withheld from their pay with a minimum of $30 per month and a maximum of $5,000 per month. The ESPP was terminated February 12, 2025.

Insurance Plans - Our NEOs are eligible to participate in the Company’s general medical, dental, and vision insurance plans on the same basis as other employees.

The NEOs are also eligible to participate in the Company’s group term life and disability insurance program on the same basis as other employees which provides a benefit in the event of the death of the employee of two times the employee’s annual salary up to a maximum of $800,000. In addition to the group term life insurance, our NEOs, as well as other key employees, also receive benefits from Company purchased split dollar bank-owned life insurance. As of December 31, 2024, Mr. Small’s potential benefit was $870,475 under the split dollar bank-owned life insurance in addition to $800,000 benefit under the group term life insurance. The potential benefit to the other NEOs is one times the individual’s annual salary, in addition to the group term insurance benefit. The Company also provides additional life and supplemental disability insurance benefits to Mr. Small.

Perquisites and Other Personal Benefits - We provide our NEOs with perquisites and other personal benefits that the Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain executive talent. The Committee periodically reviews the levels of perquisites and other personal benefits.

Each NEO is eligible, upon relocation, to receive reimbursement for certain reasonable expenses associated with the costs of such relocation. On a case by case basis, the Company considers reimbursement requests for country club and other social organization membership for its senior officers, including the NEOs, for certain business purposes.

Employment and Severance and Change in Control Agreements - We have employment or change of control agreements with certain key employees, including the NEOs. These agreements include provisions for severance payments upon a change of control and are designed to promote stability and continuity of senior management. These agreements each include important protections to the Company, including, but not limited to, provisions restricting competition or the solicitation of Company customers and employees and the requirement that the executive sign a release of claims before receiving any of the severance or change in control benefits outlined in the agreement. Information regarding applicable payments under such agreements for the NEOs is provided under the heading “Potential Payments Upon Termination or Change in Control” below.

2024 Executive Compensation Determinations

Base Salary - In 2021, Pearl Meyer conducted a market analysis of compensation, using available peer and industry index compensation data and surveys, for purposes of NEO and other executive officer salary and compensation adjustments in 2023 and 2024.

In making a recommendation for 2024 salaries for the other NEOs, the CEO compared the base salary levels of the other NEOs with Pearl Meyer’s market analysis and also consulted with Pearl Meyer regarding median executive compensation levels of the peer group. In light of these considerations, Mr. Small recommended salary increases for 2024 for the other NEOs ranging from 3.0% to 9.0%. After evaluating a number of factors, including performance evaluations, the individual executive’s skills, competencies and experience, and the importance of each executive’s role to the Company, the Committee approved the CEO’s recommendations, all of which were effective January 1, 2024. The Committee approved a salary increase of 3.0% for Mr. Small effective April 1, 2024.

2024 Short-Term Incentive Compensation - The 2024 Short-Term Incentive Plan corporate performance goals, the associated threshold, target and maximum payout levels, and actual performance levels are detailed in the following table:

Award Component	Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)	Actual Performance	Adjusted Payout Percentage (4)
Net Income (1)	$71,960,000	$82,105,236	$87,791,200	$75,856,167	82%
PTPP Income (1)	$100,567,963	$113,201,113	$120,281,445	$97,448,212	75%
Efficiency Ratio (1)	61.34%	58.51%	57.01%	61.43%	80%
Average Loan Growth (2)	0.00%	3.08%	4.50%	-0.20%	83%
Average Deposit Growth (3)	0.00%	4.77%	6.00%	2.45%	84%
(1)
Net income, pre-tax pre-provision income (PTPP) and efficiency ratio adjusted to exclude merger-related transaction costs.
(2)
Average loan growth represents growth in average balances including loans held for sale compared to 2023.
(3)
Average deposit growth represents growth in average balances excluding brokered deposits compared to 2023.
(4)
Represents a blend of actual performance for the first half of 2024 and target for the second half of 2024.

The Committee reviewed various information when evaluating the Company’s actual results against the originally defined corporate goals under the Short-Term Incentive Plan, including information regarding (1) the impact of the announced strategic merger with Wesbanco, Inc., (2) the Company’s credit quality, and (3) the external environment for interest rates and the residential mortgage secondary market. The Committee also discussed the Company’s quality of earnings and the impact management’s actions had on the outcome for 2024. Additional consideration was given to the overall execution by management of the operating plan against the approved 2024 budget. The Committee concluded that adjustments would be made to exclude the impact of the announced strategic merger with Wesbanco, Inc. resulting in an adjusted blended payout of 81% for actual results compared to budget for the first half of 2024 and target for the second half of 2024.

In addition to the corporate performance goals, a portion of each 2024 short-term incentive award is attributable to the satisfaction of individual performance goals for each of the NEOs. Each participant’s individual component award is based on their performance against specific business objectives and initiatives falling under their direct responsibility over the course of the year. The payout received with respect to this individual component cannot exceed 150% of the award opportunity. The final individual component payouts for 2024 were (1) 100% for Mr. Small, (2) 135% for Mr. Nungester, (3) 150% for Mr. Hull, (4) 150% for Mr. Chandhok, and (5) 150% for Ms. Kuhl.

The weighting of the corporate performance goals and the individual performance goal component for each executive officer is determined at the beginning of the performance period. The relative weighting of the goals for each participating NEO in 2024 was:

Short Term Incentive Award Component	Gary Small	Paul Nungester	Rick Hull	Varun Chandhok	Shannon Kuhl
Net Income	18.75%	17.50%	12.50%	12.50%	17.50%
PTPP Income	16.875%	15.75%	11.25%	11.25%	15.75%
Efficiency Ratio	11.25%	10.50%	7.50%	7.50%	10.50%
Average Loan Growth	11.25%	10.50%	7.50%	7.50%	10.50%
Average Deposit Growth	16.875%	15.75%	11.25%	11.25%	15.75%
Individual Goals	25.00%	30.00%	50.00%	50.00%	30.00%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The 2024 target short-term incentive compensation component and actual bonus payout as approved by the Committee for the participating NEOs is set forth below:

2024 Target Bonus Potential and Awards
Executive Officer	Target (as a % of Base Salary)	Target ($)	Actual Payout ($)
Gary Small	50.0%	321,360	275,566
Paul Nungester	35.0%	140,595	136,658
Rick Hull	30.0%	137,689	159,031
Varun Chandhok	35.0%	122,570	141,568
Shannon Kuhl	25.0%	74,475	75,741

In addition to the above payouts under the 2024 Short-Term Incentive Plan, Ms. Kuhl received additional cash bonuses amounting to $74,475 in the aggregate in 2024, in consideration of her individual efforts in connection with the strategic merger with Wesbanco, Inc.

2024 Long-Term Incentive Compensation - In the first quarter of 2024, the Committee established long-term incentive compensation awards for certain executives, including all of the NEOs. To better align the long-term incentive plan mix of compensation with peer practices and to provide the executive officers with a more predictable form of long-term incentive compensation, the Committee identified a total award for each executive consisting of RSAs (equal in value to one-third of the total award) and PSUs (equal in value to two-thirds of the total award).

Restricted Stock Awards – With respect to the RSAs, the Company entered into a Restricted Stock Award Agreement with each of the NEOs. The number of RSAs granted was calculated by taking one-third of the maximum incentive payout dollar value for each executive and dividing it by the Company’s closing stock price immediately prior to the grant date. The RSAs vest in one-third increments over a three-year period and will be fully vested in February 2027.

Performance Share Units - With respect to the PSUs, the Company entered into a Performance Share Units Award Agreement with each of the NEOs. The PSUs have a three-year performance period ending December 31, 2026. The number of PSUs granted was calculated by taking two-thirds of the maximum incentive payout dollar value for each executive and dividing it by the Company’s average stock price for the 20 trading days prior to the approval of PSUs by the Committee, which was $21.39 for all except Mr. Small for whom it was $19.95.

With respect to the PSU awards granted in 2024, the table below sets forth the two performance measures, their respective weighting, and the goals for threshold performance, target performance and superior performance. Achievement of the threshold performance goal will result in 50% of the target payout, achievement of the target performance goal will result in 100% of target payout for the respective measure, and achievement of the superior performance goal will result in 150% of the target payout for the measure.

Performance Goals
Performance Measure	Weight	Threshold	Target	Superior
3-year Average Core ROA	50%	25th %ile	50th %ile	75th %ile
3-year Total Shareholder Return (rTSR)	50%	25th %ile	50th %ile	75th %ile
Payout for Performance Level (% of Target Opportunity):		50%	100%	150%

The 2024-2026 PSU long-term incentive compensation award target for each of the participating NEOs is set forth below.

Bonus Potential Dollar Amount(1)
Executive Officer	Target as % of Base Salary	Threshold ($)	Target ($)	Maximum ($)
Gary Small	50%	$109,562	$219,124	$328,686
Paul Nungester	35%	$48,285	$96,570	$144,855
Rick Hull	20%	$23,643	$47,287	$70,930
Varun Chandhok	35%	$42,095	$84,189	$126,284
Shannon Kuhl	25%	$25,577	$51,155	$76,732
(1)
The dollar amount of the Threshold award is based on the number of shares determined by multiplying base salary by 50% of the target percentage of base salary divided by the average stock price noted above. The dollar amount of the Target award potential is based on the number of shares determined by multiplying the base salary by the target percentage of base salary divided by the average stock price noted above. The dollar amount of the Maximum award is based on the number of shares determined by multiplying the base salary by 150% of the target percentage of base salary divided by the average stock price noted above. The actual award will be adjusted as a result of the amount of the executive’s average base salary over the performance period.

Other Long Term Incentive Compensation - In February 2024, the Committee also approved a special RSA award equal to 5,147 shares, vesting in full at the expiration of three years, to Mr. Chandhok..

2025 Executive Compensation Determinations

The Compensation Committee met prior to the execution of the merger agreement with Wesbanco, Inc. to consider the compensation program for 2025 in light of the anticipated merger. The Committee also met in the fourth quarter of 2024 to consider the salary component of the compensation program. The Committee considered the Company’s 2024 performance, recommendations from executive management, the roles and contributions of the executive officers, the Company’s compensation philosophy, and the expectation that the strategic merger with WesBanco, Inc. would close in the first quarter of 2025. Based on these reviews, the Committee approved the following changes to the compensation program for 2025.

Base Salaries - Salary increases for the NEOs, excluding Mr. Small, of 3.5% were approved effective January 1, 2025. No salary increase for Mr. Small was approved.

Short-Term Incentive Plan – The Committee determined that the NEOs would receive payments under the Short-Term Incentive Plan at the NEOs target percentage of base salary prorated based on the number of days in 2025 before the consummation of the strategic merger with Wesbanco, Inc..

Beginning in 2022, the Committee decided to eliminate any payout under the Short-Term Incentive Plan in the event a participant terminates their employment for “good reason” outside of a change in control scenario, and change the payout from full to pro-rated in the event of the death or disability of the participant. Individual NEOs may receive short-term incentive based severance payments in the event of certain “good reason” terminations as described in the section entitled “Potential Payments upon Termination or Change In Control.”

Long-Term Incentive Plan – The Committee again decided to grant awards under the Long-Term Incentive Plan such that one-third of the award will be granted in the form of RSAs while two-thirds will be in the form of PSUs. For 2025, the awards will be granted on the first day of each calendar quarter that passes prior to consummation of the merger with Wesbanco, Inc. Each quarterly award will be equal to 25% of the Long-Term Incentive Plan target percentage of base salary for each NEO..

Tax Implications

Section 162(m) of the Internal Revenue Code generally prohibits us from claiming a deduction on our federal income tax return for compensation in excess of $1,000,000 paid in a given fiscal year to certain current and former executive officers. While the Committee carefully considers the net cost and value to Premier of maintaining the deductibility of all compensation, it also desires the flexibility to reward NEOs and other key employees in a manner that enhances Premier’s ability to attract and retain individuals, as well as to create longer-term value for shareholders. Thus, income tax deductibility is only one of several factors the Committee considers in making decisions regarding Premier’s compensation program.

The Board has not adopted a formal policy regarding tax deductibility of compensation paid to our executive officers. The Board may authorize compensation that might not be deductible and may modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such compensation decisions are in the best interests of the Company and its shareholders.

Compensation Related Governance and Policies

Share Ownership Guidelines - We believe that our NEOs and nonemployee directors should have and maintain a significant equity interest in the Company to align their interests with the interests of our shareholders and promote a long-term perspective in the success of the Company. The Committee has established the following share ownership guidelines for executives and nonemployee directors as follows:

CEO and President	3 times base salary
CFO and Chief Lending Officer	2 times base salary
All other Executive Officers	1.5 times base salary
Nonemployee Directors	5 times the annual retainer

Anti-Hedging Policy - Executive officers are prohibited from engaging in transactions that could reduce the extent to which their investment in Premier’s shares is aligned with the interests of shareholders. As a result, our Corporate Governance Guidelines and Insider Trading Policy prohibit executive officers from entering into speculative transactions involving our shares, including any hedging, short sales, puts, calls, swaps, forward contracts, or other derivative securities.

Clawback Policy for Incentive Compensation - The Board has adopted an incentive compensation clawback policy providing for a three‑year review period of the Company’s reported results to ensure that incentive compensation for all executive officers (including the NEOs) is based on accurate financial and operating data and the correct calculations of the attainment of performance goals. The policy allows the Company to recover incentive awards previously paid or awarded. A copy of this policy is posted on the Company’s website at www.premierfincorp.com under the link “Governance Documents.”

Compensation Committee Interlocks and Insider Participation - Directors Adams, Afzal (through October 2023), Bettinger, Bookmyer, Burdman, Hubbard, Lanier, and Robison served on the Compensation Committee during 2023 and Director Schiraldi participated in Committee meetings in an ex officio capacity. There were no Compensation Committee interlocks or insider (employee) participation during 2024.

COMPENSATION COMMITTEE REPORT

Premier’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, has approved that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

Marty Adams	Lee Burdman	Mark A. Robison
Zahid Afzal	Donald P. Hileman	Richard J. Schiraldi
Louis M. Altman	Jean A. Hubbard	Gary M. Small
Terri A. Bettinger	Nikki R. Lanier	Samuel S. Strausbaugh
John L. Bookmyer	Charles D. Niehaus

February 28, 2025

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the NEOs for the fiscal years ended December 31, 2024, 2023, and 2022. The NEOs include those persons serving as our CEO and CFO during 2024 and our three other most highly compensated executive officers in 2024. The titles for each executive officer below are as of December 31, 2024.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compen- sation ($)(4)	All Other Compen-sation ($)(5)	Total($)
Gary M. Small President and CEO of Premier and Premier Bank	2024 2023 2022	637,320 617,077 590,038	- - -	326,129 309,590 308,829	275,566 119,340 210,000	54,953 61,719 55,242	1,293,968 1,107,726 1,164,109
Paul D. Nungester Executive Vice President and Chief Financial Officer of Premier and Premier Bank	2024 2023 2022	400,673 373,862 344,471	- 50,000 -	138,471 130,566 126,309	136,658 58,669 102,635	21,454 20,523 16,134	697,256 633,620 589,549
Rick L. Hull Executive Vice President and Head of Commercial Banking	2024 2023	343,836 330,665	- -	66,047 65,097	159,031 87,559	47,663 45,988	616,577 529,309
Varun Chandhok (1) Executive Vice President and Chief	2024 2023 2022	349,091 320,885 308,654	- - -	223,608 111,882 112,976	141,568 82,107 97,443	15,387 21,174 15,328	729,654 536,048 534,401

Information and Operations Officer
Shannon M. Kuhl (2) Executive Vice President and Chief Legal Officer	2024 2023	297,567 288,796	74,475 30,000	73,363 170,685	75,741 36,659	16,576 15,156	537,722 541,296
(1)
In 2024, Mr. Chandhok received a retention restricted stock award of 5,147 shares to vest in full at the expiration of three years with a grant date fair value of $102,889 reflected in column (e) in addition to the award described in note 4 below.
(2)
In 2023, Ms. Kuhl received a retention restricted stock award of 3,985 shares to vest over a period of three years with a grant date fair value of $98,748 reflected in column (e) in addition to the award described in note 3 below.
(3)
The amounts in column (e) reflect the aggregate grant date fair value of restricted stock awards and shares underlying performance share units granted under the Long-Term Incentive Program and the relevant year’s long-term incentive compensation awards, as computed in accordance with FASB ASC Topic 718, based upon the probable outcomes. Restricted stock awards were as follows: Mr. Small 5,185 shares or $104,581; Mr. Nungester 2,412 shares or $48,216; Mr. Hull 1,093 shares or $21,849; Mr. Chandhok 2,103 shares or $42,039; and Ms. Kuhl 1,278 shares or $25,547. All restricted stock awards vest annually over three years. Assumptions used in the performance share unit calculations are not materially different from the amounts included in Note 20 to our audited financial statements for the fiscal year ended December 31, 2024, included in this Annual Report on Form 10-K. If maximum results are achieved under the Long-Term Incentive Program for the 2024 performance share unit awards, the value of such payout under these awards at the grant date would be as follows: Mr. Small 16,476 shares, or $332,321, Mr. Nungester 6,773 shares, or $135,392; Mr. Hull 3,317 shares, or $66,307; and Mr. Chandhok 5,904 shares, or $118,021; and Ms. Kuhl 3,588 shares, or $71,724. All awards are paid in Premier common shares.
(4)
The dollar amounts in column (f) reflect the cash short-term incentive awards earned by the named individuals with respect to performance during the applicable fiscal year, as discussed in further detail under the heading “2024 Short-Term Incentive Compensation” above.
(5)
The dollar amount shown as “All Other Compensation” includes the following perquisites and personal benefits:

Name	Club Membership ($)	401(k) Match ($)	Value of Life Insurance ($)	Disability & Life Insurance Premium ($)	Employee Stock Purchase Plan Match ($)	Company Deferred Compensation Plan Contribution ($)	Total ($)
Gary Small	7,673	13,800	1,523	9,921	-	22,036	54,953
Paul Nungester	-	13,800	297	3,034	1,800	2,523	21,454
Rick Hull	14,634	10,344	1,284	16,666	975	3,760	47,663
Varun Chandhok	-	6,473	403	1,764	-	6,747	15,387
Shannon Kuhl	-	12,113	235	1,497	-	2,731	16,576

2024 GRANTS OF AWARDS

During 2024, we made awards to certain NEOs as part of short-term and long-term incentive compensation under the Long-Term Incentive Program, as described above. The short-term incentive compensation awards provide for cash payments. The long-term incentive compensation awards are made in PSUs and RSAs and settled in PFC shares.

Name	Grant Date	Date Approved by Comp Committee	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (Shares/ Units)	Target (Shares/ Units)	Maximum (Share/ Units)
Gary Small	3/11/2024 3/11/2024	3/11/2024 3/11/2024	109,562 n/a	219,124 n/a	328,686 n/a	5,492 n/a	10,984 n/a	16,476 n/a	n/a 5,185	221,547 104,581
Paul Nungester	2/14/2024 2/14/2024	2/14/2024 2/14/2024	48,285 n/a	96,570 n/a	144,855 n/a	2,258 n/a	4,515 n/a	6,773 n/a	n/a 2,412	90,255 48,216
Rick Hull	2/14/2024 2/14/2024	2/14/2024 2/14/2024	23,643 n/a	47,287 n/a	70,930 n/a	1,106 n/a	2,211 n/a	3,317 n/a	n/a 1,093	44,198 21,849
Varun Chandhok	2/14/2024 2/14/2024 2/14/2024	2/14/2024 2/14/2024 2/14/2024	42,095 n/a n/a	84,189 n/a n/a	126,284 n/a n/a	1,968 n/a n/a	3,936 n/a n/a	5,904 n/a n/a	n/a 2,103 5,147	78,681 42,039 102,889
Shannon Kuhl	2/14/2024 2/14/2024	2/14/2024 2/14/2024	25,577 n/a	51,155 n/a	76,732 n/a	1,196 n/a	2,392 n/a	3,588 n/a	n/a 1,278	47,816 25,547
(1)
Short-term incentive awards granted in 2024 pursuant to the Short-Term Incentive Plan, as described above. Actual amounts are included in the “2024 Target Bonus Potential and Awards” table above.
(2)
Long-term incentive awards granted in the form of PSUs and RSAs in 2024 under the Long-Term Incentive Program, as described above.
(3)
Grant date fair value determined by multiplying shares, or Target shares in the case of the PSUs issued February 14, 2024 and March 11, 2024, times the grant date closing stock price. Applicable closing stock prices were: $19.99 on February 14, 2024 and $20.17 on March 11, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2024

The following table provides information concerning unexercised options and non-vested stock awards for each NEO outstanding as of the end of the most recently completed fiscal year.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Gary Small	18,575	-	$26.00	2/21/2028	16,964	433,769	44,606	1,140,575
Paul Nungester	-	-	-	-	3,575	91,413	18,741	479,207
Rick Hull	-	-	-	-	1,657	42,369	8,160	208,651
Varun Chandhok	-	-	-	-	8,246	210,850	16,328	417,507
Shannon Kuhl	-	-	-	-	4,576	117,008	8,900	227,573
(1)
Mr. Small’s restricted shares vest as follows: 1,379 on March 2, 2025, 1,728 on March 11, 2025, 4,510 on April 1, 2025, 1,380 on March 2, 2026, 1,728 on March 11, 2026, 4,510 on April 1, 2026, and 1,729 on March 11, 2027. Mr. Nungester’s restricted shares vest as follows: 1,386 on February 14, 2025; 1,385 on February 14, 2026; and 804 on February 14, 2027. Mr. Hull’s restricted shares vest as follows: 646 on February 14, 2025, 647 on February 14, 2026, and 364 on February 14, 2027. Mr. Chandhok’s restricted shares vest as follows: 1,199 on February 14, 2025, 1,199 on February 14, 2026, and 5,848 on February 14, 2027. Ms. Kuhl’s restricted shares vest as follows: 2,075 on February 14, 2025; 2,075 on February 14, 2026; and 426 on February 14, 2027.
(2)
Market value determined by multiplying unvested shares by the December 31, 2024, stock price of $25.57.
(3)
This column reflects the PSUs that were granted as long-term incentive compensation awards pursuant to the Company’s Long-Term Incentive Program. The PSUs vest on the date the Compensation Committee certifies the performance results at the end of the applicable performance which will be within 60 days following the completion of the performance period. While this generally occurs in the month of February, the date is not specified. Mr. Small’s PSUs vest as follows: 15,277 PSUs in February 2025; 12,771 PSUs in February 2026; and 16,558 PSUs in February 2024. Mr. Nungester’s PSUs vest as follows: 6,496 in February 2025; 5,439 PSUs in February 2026; and 6,806 PSUs in February 2027. Mr. Hull’s PSUs vest as follows: 3,248 in February 2025; 2,690 in February 2026; and 3,333 PSUs in February 2027. Mr. Chandhok’s PSUs vest as follows: 5,677 in February 2025; 4,717 in February 2026; and 5,934 PSUs in February 2027. Ms. Kuhl’s PSUs vest as follows: 3,578 in February 2025; 2,918 in February 2026; and 3,606 PSUs in February 2027.

OPTION EXERCISES AND STOCK VESTED IN 2024

The following table provides information concerning exercises of stock options and vesting of stock awards during the most recently completed fiscal year for each of the NEOs on an aggregated basis. The table reports the number of shares for which the options were exercised or vested and the aggregate dollar value realized upon exercising those options or when the stock awards became vested. No NEOs exercised options during 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gary Small	-	-	10,009	200,694
Paul Nungester	-	-	2,370	47,376
Rick Hull	-	-	1,200	23,988
Varun Chandhok	-	-	2,989	59,880
Shannon Kuhl	-	-	2,675	54,500

NONQUALIFIED DEFERRED COMPENSATION

Premier maintains the non-qualified Premier Financial Corp. Deferred Compensation Plan (the “Premier DCP”), effective January 1, 2022, to attract and maintain key employees and members of the Board. Eligible participants are identified annually by the Board, acting through the Compensation Committee, and include all of the Company’s NEOs. The Premier DCP allows employee participants to defer up to 80% of their base salary and up to 100% of their annual short-term incentive compensation. Directors may defer up to 100% of their cash retainer fees. Premier may make discretionary contributions to participants. Deferral elections are made annually and are generally irrevocable; however, employee participants may adjust the deferral election for short-term incentive compensation once after the initial annual election. The participant elects the timing and manner of distributions from the Premier DCP. The timing of distributions may be based upon the individual’s separation from service or a date specified by the participant, permitting distributions while a participant is still employed, and may be paid in a lump sum or in annual installments. Contributions accrue interest, earnings, and losses based on the performance of the investment option selected by the participant from the designated investment options determined by the Compensation Committee. Participants may alter their investment options at any time. The Premier DCP also allows for hardship withdrawals upon the approval of the Compensation Committee.

Premier may make discretionary contributions to the Premier DCP, including contributions designed to match employer contributions under the 401(k) Savings Plan for individuals who elect to defer into the Premier DCP rather than the 401(k) Savings Plan (“make-up contributions”), or if the individual’s participation or the Company’s matching contributions in the 401(k) Savings Plan are limited under Section 401(a)(17) of the Internal Revenue Code (“supplemental contributions”). Company discretionary contributions are only payable following the individual’s separation from service to the Company. Employer make-up and supplemental contributions are 100% vested when made while other discretionary contributions vest according to a schedule determined by the Compensation Committee, though these will fully vest in the event of the death of the participant while employed by the Company or if there is a change in control of the Company.

Prior to the Premier DCP, the Company maintained the First Defiance Deferred Compensation Plan (the “First Defiance DCP”). This plan was frozen on December 31, 2021 and does not accept further participants or contributions. Mr. Nungester previously contributed to the First Defiance DCP and is a participant in this plan. The United Community Financial Corp. Deferred Compensation Plan (the “UCFC DCP”) was frozen on January 31, 2020 upon the consummation of the merger of United Community Financial Corp. into Premier in January 2020 (the “Merger”) and did not accept further participants or contributions after that date. Mr. Small and Mr. Hull previously contributed to the UCFC DCP and are participants in this plan. The First Defiance DCP and UCFC DCP have substantially similar material terms as follows:

•
Contributions accrue interest, earnings, and losses based on the performance of the investment option selected by the participant from the designated investment options determined by the Compensation Committee.
•
Participants may alter their investment options at any time.
•
Benefits are generally paid beginning in the year following the executive’s retirement or termination but have provisions for scheduled “in-service” distributions and allow for hardship withdrawals upon the approval of the Compensation Committee.
•
Retirement benefits are paid either in a lump sum or in scheduled installment payments when the executive’s termination is considered a retirement. All other distributions are made in lump sum payments.

The following table provides information with respect to our NEOs’ participation in the Premier DCP, the First Defiance DCP, and the UCFC DCP. None of our NEOs received a withdrawal or distribution under any of the deferred compensation plans in 2024.

	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End (2)
Name	($)	($)	($)	($)	($)
Gary M. Small	39,382	22,036	193,859	-	1,036,080
Paul D. Nungester	-	2,523	545	-	11,927
Rick L. Hull	41,900	3,760	54,328	-	490,932
Varun Chandhok	-	6,747	726	-	16,619
Shannon M. Kuhl	38,866	2,731	9,064	-	101,912
(1)
All amounts are included in the All Other Compensation column of the Summary Compensation Table.
(2)
All amounts except Aggregate Earnings have been reported as compensation in the Summary Compensation Table in previous years.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our NEOs are entitled to certain compensation in the event of the termination of their employment, including by resignation, retirement, death or disability, involuntary termination, or for “good reason” in connection with a change of control of the Company. Additionally, Mr. Small and Mr. Nungester are entitled to severance compensation in the event of a termination for “good reason” not in connection with a change in control of the Company.

Accrued Benefits Payable Upon Any Termination

Regardless of the manner in which a NEO’s employment terminates, each executive is entitled to receive amounts earned during the term of their employment. These amounts (the “Accrued Benefits”) are payable without respect to an Executive Agreement (as defined below) and are payable to other terminated employees of the Company to the extent the individual participates in the applicable benefit plans. All payments would be made in accordance with the Company’s normal payroll practices or in accordance with the terms of the associated plan. These Accrued Benefits are not described in the table entitled “Executive Benefits and Payments upon Termination” on page P# and include:

•
Base salary earned through the date of termination;
•
Balance of accounts in the deferred compensation plans;
•
Accrued but unused vacation pay; and
•
All amounts held in the individual’s account in the 401(k) Savings Plan.

Benefits Payable Under the Short-Term Incentive Plan for Certain Terminations

For 2024, each NEO would receive amounts under the Short-Term Incentive Plan in certain termination scenarios if not directly addressed in the individual’s Executive Agreement described below. While Mr. Nungester is the only NEO whose Executive Agreement does not directly address a severance benefit relating to the Short-Term Incentive Plan for the year of termination and who is eligible to receive a payment as described in the Short-Term Incentive Plan, the benefit is similar to that payable under the Executive Agreements of the other NEOs. If the executive’s employment is terminated as a result of their death, disability, retirement, or by the Company without cause, a pro-rata portion of the award (a “Pro-Rated Short Term Incentive Payment”) will vest in proportion to the number of months or partial months elapsed during the performance period before the termination of the individual’s employment. For any of these termination scenarios, the portion of the award attributable to corporate performance would be based on actual performance determined at the end of the performance period in the ordinary administration of the Short-Term Incentive Plan. The portion of the award attributable to individual performance will be assumed to be at target, except that the Compensation Committee may determine a different level of individual goal satisfaction in the event of a retirement or termination by the Company without cause. Any payment would be made at the same time as other participants in the plan. This benefit is included in the table entitled “Executive Benefits and Payments upon Termination” below.

Benefits Payable Under the Short-Term Incentive Plan in Connection with a Change in Control

If there is a change in control (as defined in the 2018 Equity Incentive Plan) during a performance period, the award for that performance period will be deemed earned and vested at target levels, unless the Compensation Committee determines that actual performance or a different treatment is appropriate, on the effective date of the Change in Control.

Benefits Received Under the Long-Term Incentive Program for Certain Terminations

The Long-Term Incentive Program and the terms of award agreements issued under this plan provide for the acceleration of certain benefits in connection with certain termination scenarios if these were not directly addressed in the individual’s Executive Agreement described below. As only Mr. Small’s Executive Agreement addresses the treatment of Long-Term Incentive benefits in the event of his termination, the following description applies to the benefits applicable to the NEOs other than Mr. Small. These benefits are included in the table entitled “Executive Benefits and Payments upon Termination” below.

Equity Award Type	Termination Scenarios(1)	Benefit
Restricted Stock Award (issued in 2021)	• Death • Disability • Change in Control – involuntary termination without Cause	Accelerated FULL vesting of all unvested restricted stock awards
	• Retirement • Involuntary termination without Cause • Termination by employee for Good Reason (not in connection with a Change in Control) • Change in Control – termination by employee for Good Reason	Unvested RSAs forfeited
Restricted Stock Award (issued in 2022 and forward)	• Death • Disability • Change in Control – involuntary termination without Cause • Change in Control – termination by employee for Good Reason	Accelerated FULL vesting of all unvested RSAs
• Retirement

Accelerated vesting of a PRO-RATA portion of unvested RSA award (determined by the number of months, including any partial months, of the restricted period that have elapsed at the time of termination)(a “Pro-Rated RSA Benefit”)

	• Involuntary termination without Cause • Termination by Executive for Good Reason (not in connection with a Change in Control)	Unvested RSAs forfeited
Performance Share Unit	• Death • Disability	Accelerated FULL vesting of unvested PSUs calculated at target and payable within 90 days of vesting
	• Retirement	Pro-Rated PSU Benefit calculated at target, vests and payable one year after separation

Equity Award Type	Termination Scenarios(1)	Benefit
• Involuntary termination without Cause
• Change in Control – involuntary termination without Cause • Change in Control – termination by employee for Good Reason

Accelerated FULL vesting upon consummation of the Change in Control (1) using the actual performance of the Company for closed years in the performance period, and (2) at target for open years in the performance period

	• Termination by Executive for Good Reason (not in connection with a Change in Control)	Unvested PSUs forfeited
(1)
With respect to the definition of “Cause,” all award agreements refer to the definition within the NEO’s Executive Agreement.

The outstanding equity award agreements to our NEOs include restrictive covenants concerning confidentiality, non-competition, and/or non-solicitation to protect Premier’s interests. However, all such award agreements issued beginning in 2022 provide that if the employee is party to an Executive Agreement with restrictive covenants concerning confidentiality and non-solicitation, the terms of the Executive Agreement control in this respect in order to avoid conflicting restrictions. Mr. Small’s outstanding unvested 2021 RSA was previously amended to have the restrictive covenants of his Executive Agreement control. As Mr. Nungester’s Executive Agreement does not include restrictive covenants concerning solicitation, he is prohibited from soliciting customers and employees of Premier for a period of 12 months following his termination under his outstanding 2022, 2023, and 2024 PSU awards.

Benefits Received Under the Long-Term Incentive Program in Connection with a Change in Control

Generally, for purposes of this discussion, the definition of a “change of control” under the 2018 Equity Incentive Plan aligns with the meaning set forth in Section 409A(a)(2)(A)(v) of the Internal Revenue Code of 1986, as amended.

PSUs receive special treatment under the 2018 Equity Incentive Plan and the applicable outstanding award agreements for these awards in the event of a change in control. With or without a termination of their employment, the NEOs are entitled to accelerated vesting of outstanding PSUs, calculated using the actual performance of the Company for each closed year in the performance period and calculated at target with respect to any open years in the performance period. PSUs vesting in connection with a change in control are payable in cash rather than in shares.

Under the 2018 Equity Incentive Plan and the applicable outstanding award agreements for restricted stock units or restricted stock awards, the vesting of these awards will not accelerate and no other benefits will be payable in connection with a change in control unless the executive’s employment is also terminated without cause or by the executive for good reason in the period immediately preceding or shortly following the change in control event. For awards granted in 2021, this benefit is only in the event of a termination by the Company without cause. For awards granted in 2022, 2023 and 2024, this benefit applies in the event of a termination by the Company without cause or a termination by the executive for good reason. In the event there is such a “double trigger” consisting of both a change in control event and a permitted termination scenario, the outstanding award will fully vest.

Employment and Severance/Change in Control Agreements

Each of our NEOs has an employment agreement or a severance and change in control agreement (collectively, the “Executive Agreements”). The NEOs are not eligible to receive any payments, other than the Accrued Benefit described above, in the event of a termination “for cause” or in connection with a voluntary termination except in certain circumstances that constitute “good reason” under their respective Executive Agreements. The following summaries of the Executive Agreements are qualified by reference to the specific agreements, copies of which are identified as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Each of the Executive Agreements requires that the executive release all claims against the Company and include expected restrictive covenants concerning confidentiality, non-competition, and/or non-solicitation to protect Premier’s interests. Each of the Executive Agreements incorporates a definition of a “change of control” consistent with the meaning set forth in Section 409A(a)(2)(A)(v) of the Internal Revenue Code of 1986, as amended, although the specific Executive Agreements provide additional description and distinctions in this regard.

Employment Agreement of Gary Small - The Company entered into an employment agreement with Mr. Small in September 2019 in anticipation of and effective upon the consummation of the Merger on January 31, 2020. Under the agreement, Mr. Small serves as the Chief Executive Officer and a director of the Company and of Premier Bank. The initial term of this agreement was for a three year period and automatically extends for additional 12-month periods unless terminated with 90 days prior written notice. The current term of the agreement ends January 31, 2026. The agreement describes Mr. Small’s compensation package from the Company, subject to adjustment by the Company.

In addition to the Accrued Benefits, the agreement provides the listed benefits to Mr. Small in the following termination scenarios:

Death or Disability – (1) the Pro-Rated Short Term Incentive Payment described above, except that the pro-ration will be based on the number of days elapsed instead of months, for the year in which the termination occurs; and (2) accelerated vesting in full of any unvested RSAs and vesting in full of any unvested PSUs calculatedusing the actual performance of the Company for each closed year in the performance period and calculated at target with respect to any open years in the performance period. In the event of Mr. Small’s death, his beneficiary will receive 90 days of base salary in a lump sum payment. In the event of Mr. Small’s disability, he will also receive a cash payment equal to 18 months of COBRA premiums (the “CEO COBRA Benefit”) and his group and supplemental life insurance will be maintained until he attains age 65.

Without Cause or for Good Reason – (1) a lump sum severance payment equal to two times the sum of Mr. Small’s base salary and the greater of his target short-term incentive compensation payment or the prior year’s actual short-term incentive compensation payout; (2) the CEO COBRA Benefit, (3) the Pro-Rated Short Term Incentive Payment (with the pro-ration based on the number of days elapsed instead of months); and (4) accelerated vesting in full of any unvested RSAs and vesting in full of any unvested PSU calculated in the same fashion as described above.

Without Cause or for Good Reason in Connection with a Change in Control – (1) a lump sum severance payment equal to 2.99 times the sum of Mr. Small’s base salary and the greater of his target short-term incentive compensation payment or the prior year’s actual short-term incentive compensation payout; (2) the CEO COBRA Benefit, (3) the Pro-Rated Short Term Incentive Payment (with the pro-ration based on the number of days elapsed instead of months); and (4) accelerated vesting in full of any unvested RSAs and vesting in full of any unvested PSU calculated in the same fashion as described above. The increased severance benefit to Mr. Small in connection with a change in control is only available in the event the termination occurs within the six months before or the two years following the consummation of the change in control.

Under Mr. Small’s agreement, “cause” means (1) continued intentional failure to perform under the agreement or his assigned duties; (2) engagement in willful misconduct in the course of his employment; (3) conviction or plea of guilty or nolo contender to a felony or a crime involving moral turpitude or breach of trust or duty to the Company; or (4) unauthorized disclosure of non-public confidential information. Events giving rise to a “good reason” under Mr. Small’s agreement include (1) a material diminution in his title, position, authority or duties; (2) a requirement that he report to any person or entity other than the Board; (3) a reduction in his base salary or target short-term or long-term incentive awards; (4) a material change in the geographic location of his primary work location; (5) the non-renewal of the agreement without an offer of a substantially similar agreement; or (6) any material breach of the agreement. Mr. Small must give notice of the good reason event within 90 days of becoming aware of it, after which the Company will have 30 days to remedy the condition. If the Company does not remedy the condition, Mr. Small must terminate his employment to receive any payments associated with a termination for good reason.

Mr. Small’s agreement includes language modifying the benefits due to him in the event the payments would be “excess parachute payments” under Section 280G of the Internal Revenue Code. If this were to occur, Mr. Small’s payments and benefits under the agreement may be reduced if doing so results in Mr. Small receiving the net greatest benefit compared to paying the excise tax under Section 4999 of the Internal Revenue Code.

Mr. Small’s agreement includes restrictive covenants concerning non-competition and non-solicitation, of customers and of employees, for a period of one year following the termination of his employment.

Employment Agreement of Paul Nungester - The Company entered into an employment agreement with Mr. Nungester in May 2019 pursuant to which Mr. Nungester serves as the Chief Financial Officer of the Company. The initial term of this agreement was 12 months and it is evergreen, extending in such a fashion that the term is always 12 additional months until notice of termination is given and the term then becomes fixed at 12 months. The agreement describes Mr. Nungester’s compensation package from the Company, subject to adjustment by the Company.

In addition to the Accrued Benefits, the agreement provides the listed benefits to Mr. Nungester in the following termination scenarios:

Without Cause or for Good Reason – lump sum payment equal to Mr. Nungester’s base salary plus the average annual payment paid under the short-term incentive plan over the last five years.

Without Cause or for Good Reason in Connection with a Change in Control – (1) a lump sum payment equal to 2.99 times the sum of Mr. Nungester’s base salary plus the average annual payment paid under the short-term incentive plan over the last five years; (2) payment on Mr. Nungester’s behalf of insurance premiums to maintain medical and dental insurance coverage under COBRA until the earlier of the first anniversary of the termination or the date on which Mr. Nungester is eligible to participate in another employer’s comparable plan. The increased severance benefit to Mr. Nungester in connection with a change in control is only available in the event the termination occurs within the six months before or the one year following the consummation of the change in control.

Under Mr. Nungester’s agreement, “cause” means personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation or final cease-and-desist order, or a material breach of the agreement. Events giving rise to a “good reason” under Mr. Nungester’s agreement include (1) the assignment of duties inconsistent with his position or duties immediately prior to the assignment; (2) a material change in his reporting responsibilities or titles; (3) his not being appointed to the position of chief financial officer; (4) a reduction in base salary; (5) the relation of the Company’s principal offices away from the Defiance, Ohio area; (6) a material reduction in fringe benefits; (7) the failure of the Company to obtain the assumption of the agreement by any successor; and (8) the Company’s failure to comply with the agreement. Mr. Nungester must terminate his employment to receive any payments associated with a termination for good reason.

Mr. Nungester’s agreement includes language modifying the benefits due to him in the event the payments would be “excess parachute payments” under Section 280G of the Internal Revenue Code. If this were to occur, Mr. Nungester’s payments and benefits under the agreement will be reduced by the minimum amount necessary to result in no portion of the payments and benefits being non-deductible to the Company and subject to the excise taxes imposed under the Internal Revenue Code for parachute payments.

Mr. Nungester’s agreement includes restrictive covenants concerning non-competition for a period of one year following the termination of his employment.

Severance and Change in Control Protection Agreements of Rick Hull, Varun Chandhok, and Shannon Kuhl - The Company entered into Severance and Change in Control Protection Agreements with Varun Chandhok and Shannon Kuhl effective April 2022. The initial term of these agreements is 12 months and automatically extends for additional 12-month periods unless terminated with 90 days prior written notice. The current term of each of Mr. Chandhok’s and Ms. Kuhl’s agreements ends March 31, 2025. The Company entered into a Severance and Change in Control Protection Agreement with Rick Hull in February 2024 with an initial term ending March 31, 2025 that similarly will renew for additional 12-month periods unless terminated with 90 days prior written notice.

In addition to the Accrued Benefits, the agreements provide the listed benefits to each of Mr. Hull, Mr. Chandhok, and Ms. Kuhl in the following termination scenarios:

Disability – (1) the Pro-Rated Short Term Incentive Payment described above; and (2) subject to the timely election of continuation coverage of health benefits in accordance with COBRA, payment of the full amount of the executive’s premiums for this continued coverage until the earlier of 18 months following the termination of employment or the executive becomes eligible for group health coverage from another employer (the “Severance/CIC COBRA Subsidy”).

Death – (1) the Pro-Rated Short Term Incentive Payment described above; and (2) subject to the timely election of continuation coverage of health benefits in accordance with COBRA by the executive’s surviving beneficiary, payment of a lump sum equal to the sum total of premiums for 18 months of continued coverage.

Without Cause –

Mr. Chandhok and Ms. Kuhl will receive (1) severance payments in the form of salary continuation for a period of 12 months, (2) a lump sum payment equal to the target award payable under the Short-Term Incentive Plan for the year in which the termination occurs, (3) a lump sum payment equal to the Pro-Rated Short Term Incentive Payment for the year in which the termination occurs; (4) outplacement services not to exceed $12,000; and (5) the Severance/CIC COBRA Subsidy.

Mr. Hull will receive (1) severance payments in the form of salary continuation for a period of 18 months, (2) a lump sum payment equal to 1.5 times the target award payable under the Short-Term Incentive Plan for the year in which the termination occurs, (3) a lump sum payment equal to the Pro-Rated Short Term Incentive Payment for the year in which the termination occurs; (4) outplacement services not to exceed $12,000; and (5) the Severance/CIC COBRA Subsidy.

Without Cause or for Good Reason in Connection with a Change in Control – (1) severance payments in the form of salary continuation for a period of 18 months; (2) a lump sum payment equal to 1.5 times the target award payable under the Short-Term Incentive Plan for the year in which the termination occurs; (3) a lump sum payment equal to the Pro-Rated Short Term Incentive Payment for the year in which the termination occurs; (4) outplacement services not to exceed $12,000; and (5) the Severance/CIC COBRA Subsidy. The increased severance benefits to Mr. Chandhok and Ms. Kuhl in connection with a change in control are only available in the event the executive’s employment is terminated (1) by the Company within the six months prior to or the 12 months following the change in control, or (2) by the executive for good reason within 12 months following the change in control.

Under these agreements, “cause” means (1) the executive’s indictment or conviction of, or plea of guilty or nolo contendere to any felony, or any other crime that involves moral turpitude, theft, dishonesty, or breach of trust; (2) breach of fiduciary duty to the Company; (3) willful misconduct in the course of the executive’s employment; (4) the executive being prohibited from participating the affairs of the Company or its affiliates by and order of the FDIC; (5) the executive’s willful and repeated failure to perform their duties; (6) the executive engaging in unsafe or unsound banking practices; or (7) any other material breach of the agreement or of any code or policy of the Company by the executive. Events giving rise to a “good reason” under these agreements include (1) a material (10% or greater) reduction in the executive’s base salary; (2) a material reduction in the executive’s title; (3) a material change in the geographic location of the executive’s principal work location; or (4) a material breach of the agreement by the Company. The executive must give notice of the good reason event within 90 days of becoming aware of it, after which the Company will have 30 days to remedy the condition. If the Company does not remedy the condition, the executive must terminate their employment within 90 days of the cure period to receive any payments associated with a termination for good reason.

Each of Mr. Hull’s, Mr. Chandhok’s and Ms. Kuhl’s agreements include language modifying the benefits due in the event the payments would be “excess parachute payments” under Section 280G of the Internal Revenue Code. If this were to occur, the executive’s payments and benefits under the agreement will be reduced by the minimum amount necessary to result in no portion of the payments and benefits being non-deductible to the Company and subject to the excise taxes imposed under the Internal Revenue Code for parachute payments.

Each of these agreements includes restrictive covenants concerning non-competition for a period of six months following the termination of the executive’s employment, and concerning non-solicitation, of customers and of employees, for a period of one year following the termination of the executive’s employment.

The table below summarizes the estimated payments due to the NEOs under the short-term incentive plan, the long-term incentive plan, and the applicable Executive Agreement described above in the event of the NEO’s termination of the employment. The amounts shown assume that such termination was effective as of December 31, 2024, and, thus, include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

The merger of Premier into Wesbanco, Inc. is considered a change in control. Mr. Small, Mr. Nungester, and Ms. Kuhl will each receive applicable change in control payments upon the termination of their employment at the time merger is completed while Mr. Hull, whose employment will continue, will receive certain payments in connection with the cancellation of his Severance and Change in Control Protection Agreement. Mr. Chandhok, whose employment will continue, will receive a new agreement from Wesbanco, Inc. replacing his Severance and Change in Control Protection Agreement with Premier.

Executive Benefits and Payments upon Termination

	Voluntary Termination (w/o Good Reason and no CIC) ($)	Termination by Employee with Good Reason (No CIC) ($)	Involuntary Termination Not for Cause (No CIC) ($)	Retirement ($)	Death ($)	Disability ($)	Change of Control Involuntary or Good Reason Termination(2) ($)
Gary Small
Cash Payments (1) Vesting of equity awards	-- --	2,278,548 762,560	2,278,548 762,560	321,360 328,790	482,040 980,345	350,388 980,345	3,232,987 875,235
Paul Nungester
Cash Payments (1) Vesting of equity awards	-- --	648,234 48,231	648,234 233,824	136,658 233,824	136,658 329,439	136,658 329,439	1,692,144 283,577
Rick Hull
Cash Payments (1)	--	-	854,081	159,031	188,059	188,059	853,660
Vesting of equity awards	--	24,115	112,903	112,903	159,874	159,874	137,226
Varun Chandhok
Cash Payments (1) Vesting of equity awards	- --	- 42,147	659,242 334,815	141,568 334,815	174,472 418,027	174,472 418,027	833,969 378,227
Shannon Kuhl
Cash Payments (1) Vesting of equity awards	-- --	- 26,564	385,642 193,873	75,741 193,873	75,741 244,728	75,741 244,728	497,037 220,174
(1)
Cash payments include any amounts payable as short-term incentive compensation, severance payments due under an Executive Agreement, the COBRA Amount, and other payments made with respect to the continuation of medical benefits.
(2)
Mr. Chandhok’s PSU awards (with a value of $167,377) and RSAs (with a value of $210,850) will vest in connection with a change in control in the event of either an involuntary termination without cause or a termination by Mr. Chandhok for Good Reason. Amounts reflected for other NEOs reflect vesting in connection with a change in control in the event of either an involuntary termination without cause or a termination by the NEO for Good Reason.

CEO PAY RATIO

We are required to disclose the median of the total compensation of the Company’s employees, excluding the Company’s CEO, for the last completed fiscal year, the annual total compensation of the Company’s CEO for the last completed fiscal year, and the ratio between the foregoing compensation amounts. We identified the median employee by examining the 2024 total federal taxable compensation through December 31, 2024 for all individuals, excluding our CEO, who were employed by us on November 30, 2024 (whether employed on a full-time, part-time, or seasonal basis). For such employees, we did not make any assumptions, adjustments, or estimates with respect to total federal taxable compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2024. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the Summary Compensation Table on page P# of this Proxy Statement.

For fiscal year 2024, the median annual total compensation for all employees (excluding the CEO) was $46,307, and the annual total compensation of our CEO was $1,281,270, resulting in a ratio of 1: 27.67.

Director Compensation

The table below provides compensation information concerning Mr. Hileman, who is a current employee of the Company, and our non-employee directors for the fiscal year ended December 31, 2023. Employee directors are not paid any additional amounts for Board service. Compensation information for Mr. Small is included in the Executive Compensation section above.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Adams, Marty E.	$78,750	$40,000	--	$118,750
Afzal, Zahid	$49,850	$40,000	--	$89,850
Altman, Louis M.	$52,750	$40,000	--	$92,750
Bettinger, Terri A.	$53,350	$40,000	--	$93,350
Bookmyer, John L.	$81,250	$40,000	--	$121,250
Burdman, Lee	$50,000	$40,000	--	$90,000
Hileman, Donald P. (2)	--	$50,001	$358,637	$408,638
Hubbard, Jean A.	$51,750	$40,000	--	$91,750
Lanier, Nikki R.	$50,000	$40,000	--	$90,000
Niehaus, Charles D.	$55,250	$40,000	--	$95,250
Robison, Mark A.	$52,500	$40,000	--	$92,500
Schiraldi, Richard J.	$92,500	$40,000	--	$132,500
Strausbaugh, Samuel S.	$80,000	$40,000	--	$120,000

(1)

In 2024, each non-employee director was granted an award of restricted shares as of the date of the 2024 Annual Shareholder Meeting. The dollar amounts reported for such awards in this column represent the aggregate grant date fair value of the shares granted to each non-employee computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“FASB ASC Topic 718”) using the closing price of PFC common stock on the award date.

(2)

The dollar amount shown as “All Other Compensation” for Mr. Hileman includes the following compensation, perquisites, and personal benefits: employee salary of $273,077; bonus compensation of $50,000; Company 401(k) contributions of $10,923; Company deferred compensation plan contributions of $2,810; life insurance with a value of $6,160; insurance premiums of $11,353; and country club dues of $4,314.

Each non-employee director received an annual retainer of $80,000 in 2024. Mr. Schiraldi, as Vice Chair, received an additional retainer of $12,500. The Company pays directors $40,000 of the annual retainer in Premier shares. Directors receive additional retainers in connection with their service on Board committees or the Trust Committee of Premier Bank as described in the following table. While all our directors serve on the Board of Premier Bank, the directors do not receive separate compensation in connection with this service.

2024 Board Committee Retainers
Committee	Chair Retainer ($)	Member Retainer ($)

Audit	15,000	7,500
Compensation	10,000	5,000
Risk	10,000	5,000
Governance & Nominating	7,500	3,750
Technology(1)	3,350	--
Trust	3,000	1,500
Executive	--	25,000

(1)	The independent directors on the Technology Committee both serve as co-chairs and no separate member retainer amount was set for 2024.

Besides the portion of the retainer paid in Premier shares, the Company allows individual directors to elect to receive all or any part of the balance of their director compensation in either cash or stock. Our directors may also defer all or any part of their cash retainer payable to them under the Premier Financial Corp. Deferred Compensation Plan further described above. The returns on the amounts deferred are dependent on the investment elections made by the director.

No non-employee director received perquisites or personal benefits with an aggregate value exceeding $10,000.

The Board has set stock ownership guidelines for the Board and executive management in the Corporate Governance Guidelines. The guideline for each Board member is ownership equal to a value of five times the annual retainer payable in Premier shares. The Board prohibits directors from engaging in transactions that could reduce the extent to which their investment in Premier’s shares is aligned with the interests of shareholders. As a result, our Corporate Governance Guidelines prohibit directors from entering into speculative transactions involving our shares, including any hedging, short sales, puts, calls, swaps, forward contracts, or other derivative securities.

Disclosure of Action to Recover Erroneously Awarded Compensation

Premier was not required to prepare an accounting restatement during or after the completion of the fiscal year ending December 31, 2024. No recovery of erroneously awarded compensation under the Company’s Compensation Clawback Policy was required nor was there an outstanding balance of erroneously awarded compensation from the prior fiscal year.

Disclosure of Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information

No options were awarded by the Company during the fiscal year ending December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information about the only persons known to the Company to own beneficially more than 5% of our outstanding common shares based on the most recent filed Schedule 13G for each of the listed security holders.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class Outstanding
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	4,161,629 (1)	11.6% (1)

Dimensional Fund Advisors LP Building One, 6300 Bee Cave Road Austin, Texas 78746	2,254,801 (2)	6.3% (2)
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,973,151 (3)	5.52% (3)

(1) As of September 30, 2024, and based on a Schedule 13G/A filed with the SEC on November 12, 2024, BlackRock, Inc. possesses sole voting power over 3,968,495 shares and sole dispositive power over 4,161,629 shares.

(2) As of December 29, 2023, and based on a Schedule 13G/A filed with the SEC on February 9, 2024, Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, possesses sole voting power over 2,213,203 shares and sole dispositive power over 2,254,801shares. All shares reported are owned by the funds for which Dimensional serves as investment advisor, and Dimensional disclaims beneficial ownership of such securities.

(3) As of December 29, 2023, and based on a Schedule 13G/A filed with the SEC on February 13, 2024, The Vanguard Group possesses shared voting power over 47,120 shares, sole dispositive power over 1,894,742 shares and shared dispositive power over 78,409 shares.

Beneficial Ownership of Management

The following table includes, as of February 12, 2025, certain information as to the PFC shares beneficially owned by (1) each director and nominee and (2) all of our directors and executive officers as a group.

Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class Outstanding (2)
Marty E. Adams (3)	82,003	-
Zahid Afzal (4)	55,137	-
Louis Altman (5)	50,140	-
Terri Bettinger	11,403	-
John L. Bookmyer (6)	66,596	-
Lee Burdman (7)	77,775	-
Varun Chandhok (8)	25,051	-
Donald P. Hileman	89,203	-
Jean A. Hubbard	20,830	-
Rick L. Hull (9)	29,125	-
Shannon M. Kuhl (10)	12,709	-
Nikki R. Lanier	2,319	-
Charles D. Niehaus	24,992	-
Paul D. Nungester (11)	56,517	-
Mark Robison	17,922	-

Richard J. Schiraldi	47,238	-
Gary M. Small (12)	130,778	-
Samuel S. Strausbaugh	24,398	-
All current directors and executive officers as a group (25 persons) (13)	931,978	2.59%

(1) Share numbers shown are rounded to the nearest whole number. The beneficial owner has sole voting and investment power over the shares unless otherwise noted.

(2) Based on 35,892,588 shares of common stock outstanding and 20,575,unexercised options as of February 12, 2025 plus 132,765 shares to be issued pursuant to the vesting of performance share units within 60 days of February 12, 2005. If no percent is provided in this column, the number of shares is less than 1% of the total outstanding Premier shares.

(3) Includes 10,000 shares owned by the Marty and Patti Family Foundation over which Mr. Adams has voting and investment power.

(4) Includes 29,534 shares owned by the living trust of Mr. Afzal’s spouse.

(5) Includes 965 shares held in an irrevocable trust of Mr. Altman; and 25,155 owned by the living trust of Mr. Altman’s spouse, 18,723 shares held in the Altman Family Trust, and 143 shares owned by the Ruth Altman Trust over which Mr. Altman has shared voting and investment power.

(6) Includes 64,532 shares jointly owned with Mr. Bookmyer’s spouse with whom he shares voting and investment power.

(7) Includes 6,959 shares owned by Mr. Burdman’s spouse; and 6,915 shares owned by Purple Burd Limited Partnership, 16,207 shares owned by KB Kidz Limited Partnership, and 1,238 shares owned by the Marsh Burdman Family Trust, over which Mr. Burdman has shared voting and investment power.

(8) Includes 2,627 shares issuable upon the vesting of performance share units on February 15, 2025; and 7,101 shares issuable upon the vesting of performance share units upon the change in control associated with the consummation of the merger with Wesbanco, Inc. anticipated on February 28, 2025.

(9) Includes 1,504 shares issuable upon the vesting of performance share units on February 15, 2025; and 4,016 shares issuable upon the vesting of performance share units upon the change in control associated with the consummation of the merger with Wesbanco, Inc. anticipated on February 28, 2025.

(10) Includes 1,656 shares issuable upon the vesting of performance share units on February 15, 2025; and 4,349 shares issuable upon the vesting of performance share units upon the change in control associated with the consummation of the merger with Wesbanco, Inc. anticipated on February 28, 2025.

(11) Includes 3,006 shares issuable upon the vesting of performance share units on February 15, 2025; and 8,164 shares issuable upon the vesting of performance share units upon the change in control associated with the consummation of the merger with Wesbanco, Inc. anticipated on February 28, 2025.

(12) Includes 18,575 shares issuable pursuant to currently exercisable stock options; 7,069 shares issuable upon the vesting of performance share units on February 15, 2025; and 19,149 shares issuable upon the vesting of performance share units upon the change in control associated with the consummation of the merger with Wesbanco, Inc. anticipated on February 28, 2025.

(13) For executives who are not NEOs, includes 9,616 shares issuable upon the vesting of performance share units on February 15, 2025; and 25,875 shares issuable upon the vesting of performance share units upon the change in control associated with the consummation of the merger with Wesbanco, Inc. anticipated on February 28, 2025.

Equity Compensation Plans

The following table provides information as of December 31, 2024, with respect to the shares of Premier common stock that are reserved for issuance under Premier’s existing equity compensation plans. There are no equity compensation plans that have not been approved by Premier’s shareholders.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	22,175	$24.67	301,763

Equity Compensation Plans

The following table provides information as of December 31, 2024, with respect to the shares of Premier common stock that are reserved for issuance under Premier’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	22,175	$24.67	301,763

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

The Board and the Governance and Nominating Committee review and approve all transactions and payments involving the directors and executive officers, or involving their related persons or immediate family members, that occur in a given fiscal year. No related person transactions were identified in 2024 that require disclosure in this Proxy Statement. Transactions with related persons of certain independent directors were identified and reviewed by the Board of Directors, but none of these transactions were determined to affect the ability of such directors to exercise their independent judgment while serving on the Board or any Board committees due to the minimal values involved.

Premier Bank has, and expects to have in the future, banking relationships in the ordinary course of business with directors, executive officers, and their affiliates on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. Normal, arms-length banking relationships entered into in the ordinary course of business and consistent with applicable federal banking or other regulations are not considered to interfere with a director’s independence. Service specialization, rate concessions, fee concessions, or other services or product modifications may similarly be offered to directors and executive officers and their affiliates if the same would be offered to other similarly situated clients on a non-discriminatory basis in the ordinary course of business. All loans or extensions of credit to a director or officer, or their related interests (as defined by Regulation O of the Federal Reserve), (1) were made in compliance with Regulation O of the Federal Reserve, (2) were made in the ordinary course of business, (3) were made on substantially the same terms, including interest rates and nature of collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company, and (4) did not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence

Our Corporate Governance Guidelines require that at least a majority of the members of the Board qualify as independent directors under applicable rules, including the independence listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). Each year the Board assesses the independence of all directors and nominees with these standards and also in terms of whether these individuals have any relationships with the Company or others that could impact the exercise of their independent judgment. The Board has determined that the following directors, constituting a majority (12 of 14 directors) of the Board, are independent directors:

Marty E. Adams	John L. Bookmyer	Charles D. Niehaus
Zahid Afzal	Lee Burdman	Mark A. Robison
Louis M. Altman	Jean A. Hubbard	Richard J. Schiraldi
Terri A. Bettinger	Nikki R. Lanier	Samuel S. Strausbaugh

Directors Hileman and Small are not considered independent due to their current employment status with the Company.

Item 14. Principal Accountant Fees and Services

Crowe LLP was our independent registered public accounting firm for the fiscal years ended December 31, 2024, 2023 and 2022, and has reported on our consolidated financial statements for each of these years.

Audit and Non-Audit Fees

The following table sets forth the aggregate fees that we paid to Crowe for audit and non-audit services in 2024 and 2023. The table lists audit fees, audit related fees, tax fees and all other fees.

Services Rendered	2024 ($)	2023 ($)
Audit Fees	887,199	813,270
Audit-Related Fees	108,377	45,850
Tax Fees	134,450	108,275
All Other Fees	--	4,093
Total Fees Paid	1,130,026	971,488

Audit-related fees relate to services for employee benefit plan audits and the audits of the captive insurance company. Tax fees consist of fees related to the preparation of tax returns, services relating to the insurance agency disposition, and consulting services relating to the company’s prepared tax model and low-income housing tax credits. All other fees consist of an accounting research tool subscription.

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee reviews and pre-approves audit and permissible non-audit services performed by the Company’s independent registered public accounting firm as well as the scope, fees, and other terms of such services. The Audit Committee may not approve any service that individually or in the aggregate may impair, in the Audit Committee’s opinion, the independence of the independent registered public accounting firm. The Audit Committee has delegated its authority to pre-approve audit, audit-related, and non-audit services to the Chair of the Committee, provided that any decisions to pre-approve shall be presented to the full Audit Committee at its next scheduled meeting. For the fiscal years 2024 and 2023, respectively, all of the audit and non-audit services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee or the Chair of the Audit Committee in accordance with the Audit Committee Charter.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)
Financial Statements
(1)
The following documents are filed as Item 8 of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm (Crowe LLP)

(B) Consolidated Statements of Financial Condition as of December 31, 2024 and 2023

(C) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

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

PREMIER FINANCIAL CORP.

February 28, 2025	By:	/s/ Paul Nungester
Paul Nungester, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2025.

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

2.1

Agreement and Plan of Merger, dated July 25, 2024, by and among Premier Financial Corp., Premier Bank, Wesbanco, Inc. and Wesbanco Bank Inc. (incorporated herein by reference to Exhibit 2.1 in Registrant's Form 8-K filed July 26, 2024)

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

10.1+	Premier Financial Corp. Amended and Restated 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.2+	Premier Financial Corp. Amended and Restate 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.3+*	Premier Financial Corp. Short Term Incentive Program (2024)

10.4+

Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (2023) (incorporated herein by reference to Exhibit 10.4 in Registrant's 10-K filed February 28, 2024 (File No. 000-26850))

10.5+	Premier Financial Corp. Form of Restricted Stock Award Agreement (2023) (incorporated herein by reference to Exhibit 10.6 in Registrant's 10-K filed February 28, 2024 (File No. 000-26850))

10.6+	United Community Financial Corp. 2017 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 in Registrant's 10-K filed February 28, 2024 (File No. 000-26850))

10.7+

Form of Premier Financial Corp. Form of Restricted Stock Award Agreement (NonEmployee Director) (2023) (incorporated herein by reference to Exhibit 10.8 in Registrant's 10-K filed February 28, 2024 (File No. 000-26850))

10.8+	First Defiance Deferred Compensation Plan, revised October 30, 2014 (incorporated herein by reference to Exhibit 10.3 in the Registrant’s Form 10-Q filed August 7, 2018 (File No. 000-26850))

10.9+	Premier Financial Corp. 2022 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.10+	2021 Form of Restricted Stock Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.30 in Registrant's Form 10-K filed March 12, 2021 (File No. 000-26850))

10.11+	Premier Financial Corp. Long Term Incentive Program (incorporated herein by reference to Exhibit 10.1 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.12+

Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (2022) (incorporated herein by reference to Exhibit 10.2 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.13+	Premier Financial Corp. Form of Restricted Stock Award Agreement (2022) (incorporated herein by reference to Exhibit 10.3 in Registrant's 8-K filed February 23, 2022 (File No. 000-26850))

10.14+	Premier Financial Corp. Form of Restricted Stock Award Agreement (2024) (incorporated herein by reference to Exhibit 10.18 in Registrant's 10-K filed February 28, 2024 (File No. 000-26850))

10.15+	Employment Agreement with Gary M. Small, dated September 9, 2019 (incorporated herein by reference to Exhibit 10.2 in Registrant’s Form 8-K filed September 10, 2019 (File No. 000-26850))

10.16+	Employment Agreement with Paul D. Nungester, dated May 1, 2019 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 10-Q filed May 7, 2019 (File No. 000-26850))

10.17+

Severance and Change in Control Protection Agreement with Varun Chandhok, effective April 1, 2022 (incorporated herein by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed May 18, 2022 (File No. 000-26850))

10.18+

Severance and Change in Control Protection Agreement with Rick L. Hull, effective February 7, 2024 (incorporated herein by reference to Exhibit 10.22 in Registrant's 10-K filed February 28, 2024 (File No. 000-26850))

10.19+

Severance and Change in Control Protection Agreement with Shannon M. Kuhl, effective April 1, 2022 (incorporated herein by reference to Exhibit 10.23 in Registrant's 10-K filed February 28, 2024 (File No. 000-26850))

10.20+	Amendment to Equity Award Agreements of Gary M. Small (incorporated herein by reference to Exhibit 10.27 in Registrant's Form 10-K filed March 1, 2022 (File No. 000-26850)

10.21

Purchase Agreement, among Premier Financial Corp., Premier Bank and Piper Sandler & Co., dated September 25, 2020 (incorporated herein by reference to Exhibit 10.1 in Registrant’s Form 8-K filed September 30, 2020 (File 000-26850))

10.22+

Premier Financial Corp. Form of Long Term Incentive Plan Performance Share Units Award Agreement (2024) (incorporated herein by reference to Exhibit 10.27 in Registrant's 10-K filed February 28, 2024 (File No. 000-26850))

10.23+

Premier Financial Corp. Form of Restricted Stock Award Agreement (NonEmployee Director) (2024) (incorporated herein by reference to Exhibit 10.28 in Registrant's 10-K filed February 28, 2024 (File No. 000-26850))

19*	Insider Trading Policy

21*	List of Subsidiaries of the Company

23*	Consent of Crowe LLP

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Compensation Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan.